Form 10-Q/A
period 2012-09-30
Diamondback Energy, Inc.
filed 2012-12-14
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 16, 2012, 36,986,532 shares of common stock were outstanding.

Explanatory Note

This Amendment No. 1 (this "Amendment") to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, originally filed with the Securities and Exchange Commission on November 16, 2012 (the "Original Form 10-Q"), is being filed solely to furnish the exhibits listed in the Exhibit Index hereto, which provide certain items from the Original Form 10-Q formatted in eXtensible Business Reporting Language ("XBRL"). This Amendment is being filed within the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Original Form 10-Q except for the furnishing of the exhibits described above. This Amendment does not reflect subsequent events occurring after the date of the Original Form 10-Q or modify or update any disclosures set forth in the Original Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMONDBACK ENERGY, INC.

/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer

Dated:	December 14, 2012

DIAMONDBACK ENERGY, INC.
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

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

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously included in the Original Form 10-Q

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are being furnished herewith and are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.