Form 10-K/A
period 2012-12-31
Diamondback Energy, Inc.
filed 2013-04-11
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Diamondback Energy, Inc., a Delaware corporation (the “Company”), is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was originally filed on March 1, 2013 (the “Original Filing”), to incorporate information previously omitted from Part III, Items 10, 11, 12, 13 and 14 and to amend and restate the Exhibit Index.
Other than as set forth herein, this Amendment does not affect any other parts of or exhibits to the Original Filing, and those unaffected parts or exhibits are not included in this Amendment. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including amendments to those filings, if any.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors

STEVEN E. WEST, age 52. Mr. West has served as a director of our company since December 2011 and Chairman of the Board since October 2012. Mr. West served as our Chief Executive Officer from January 1, 2009 to December 31, 2011. Since January 2011, Mr. West has been a partner at Wexford Capital LP, focusing on Wexford’s private equity energy investments. From August 2006 until December 2010, Mr. West served as senior portfolio advisor at Wexford. From August 2003 until August 2006, Mr. West was the chief financial officer of Sunterra Corporation, a former Wexford portfolio company. From December 1993 until July 2003, Mr. West held senior financial positions at Coast Asset Management and IndyMac Bank. Prior to that, Mr. West worked at First Nationwide Bank, Lehman Brothers and Peat Marwick Mitchell & Co., the predecessor of KPMG LLP. Mr. West holds a Bachelor of Science degree in Accounting from California State University, Chico. We believe Mr. West’s background in finance, accounting and private equity energy investments, as well as his executive management skills developed as part of his career with Wexford, its portfolio companies and other financial institutions qualify him to serve on our board of directors.

TRAVIS D. STICE, age 51. Mr. Stice has served as our Chief Executive Officer since January 2012 and as a director of our company since November 2012. Prior to his current positions with us, he served as our President and Chief Operating Officer from April 2011 to January 2012. He served as a Vice President of Laredo Petroleum Holdings, Inc, from September 2008 to September 2010. Prior to that, Mr. Stice held a series of positions of increasing responsibilities at Burlington Resources until Burlington Resources' acquisition by ConocoPhillips in March 2006. He started his career with Mobil Oil in 1985. Mr. Stice has over 28 years of industry experience in production operations, reservoir engineering, production engineering and unconventional oil and gas exploration and over 20 years of management experience. Mr. Stice graduated from Texas A&M University with a Bachelor of Science degree in Petroleum Engineering. Mr. Stice is a registered engineer in the State of Texas, and is a 25-year member of the Society of Petroleum Engineers. We believe that Mr. Stice’s leadership within the company, his management experience, and his knowledge of the critical internal and external challenges facing the company and the oil and natural gas industry as a whole qualify him for service on our board of directors.

MICHAEL P. CROSS, age 61. Mr. Cross has served as a director of our company since October 2012. Mr. Cross is President and owner of Michael P. Cross, Inc., an independent oil and natural gas producer, a position he has held since July 1994. Mr. Cross also currently serves as a director of Warren Equipment Company, a position he has held since 2002. Mr. Cross has also served as a member of the Oklahoma Energy Resources Board since February 2005 and has been a member of the Executive Committee since 2007. Mr. Cross also served as a member of the Board of Directors of the Oklahoma Independent Petroleum Association for over 15 years. Mr. Cross served on the Board of Directors for OGE Energy GP LLC from October 2007 to October 2008. Mr. Cross also served as CEO and President of Windsor Energy Resources, Inc. from December 2005 until December 2006. Mr. Cross served as President and Manager of Twister Gas Services, L.L.C., an oil and gas exploration, production and marketing company, from its inception in 1996 until June 2003 and served as President of its predecessor, Twister Transmission Company, from 1990 to 1996. Mr. Cross graduated from Oklahoma State University in 1973 with a BS in

Business Administration. We believe that Mr. Cross’s strong oil and gas background and executive management experience qualify him for service on our board of directors.

DAVID L. HOUSTON, age 60. Mr. Houston has served as a director of our company since October 2012. Since 1991, Mr. Houston has been the principal of Houston & Associates, a firm that offers life and disability insurance, compensation and benefits plans and estate planning. Prior to 1991, Mr. Houston was President and Chief Executive Officer of Equity Bank for Savings, F.A., an Oklahoma-based savings bank and is the former chair of the Oklahoma State Ethics Commission and the Oklahoma League of Savings Institutions. In May 1992, in settlement of administrative litigation (and without any finding or admission of guilt) brought by the U.S. Office of Thrift Supervision against him in his capacity as an executive officer of a thrift institution, Mr. Houston entered into a consent order under which he agreed not to serve as an officer of, or participate in the affairs of, insured depository institutions. The order relates to alleged violations of certain lending practices in early 1990 or before. Mr. Houston served on the board of directors and executive committee of Deaconess Hospital, Oklahoma City, Oklahoma, from January 1993 until December 2008 and is the former chair of the Oklahoma State Ethics Commission and the Oklahoma League of Savings Institutions. Mr. Houston has served as a director of Gulfport since July 1998 and is the chairman of its audit committee. He also served as a director of Bronco Drilling Company from May 2005 until December 2010 and was a member of its audit committee. Mr. Houston received a Bachelor of Science degree in business from Oklahoma State University and a graduate degree in banking from Louisiana State University. We believe that Mr. Houston’s financial background and his executive management experience qualify him for service on our board of directors.

MARK L. PLAUMANN, age 57. Mr. Plaumann has served as a director of our company since October 2012. He is currently a Managing Member of Greyhawke Capital Advisors LLC, or Greyhawke, which he co-founded in 1998. Prior to founding Greyhawke, Mr. Plaumann was a Senior Vice President of Wexford Capital LP. Mr. Plaumann was formerly a Managing Director of Alvarez & Marsal, Inc. and the President of American Healthcare Management, Inc. He also was Senior Manager at Ernst & Young LLP. Mr. Plaumann served as a director and audit committee chairman for ICx Technologies, Inc. until October 2010 and currently serves as a director and audit committee chairman of Republic Airways Holdings, Inc., and a director of one private company. Mr. Plaumann also has served as a director, an audit committee chairman and a member of the conflicts committee of the general partner of Rhino Resource Partners LP, a coal operating company, since October 2010. Mr. Plaumann holds an M.B.A. and a B.A. in Business from the University of Central Florida. We believe that Mr. Plaumann’s service on the boards of other public companies and his executive management experience, including previous experience as chairman of audit committees, qualifies him for service on our board of directors.

Investors Rights Agreement
In connection with our acquisition of oil and natural gas properties from Gulfport Energy Corporation, or Gulfport, immediately prior to the completion of our initial public offering in October 2012, we entered into an investors rights agreement with Gulfport under which Gulfport has a right, for so long as it beneficially owns more than 10% of our outstanding common stock, to designate one individual as a nominee to serve on our board of directors. Such nominee, if elected to our board of directors, will also serve on each committee of the board of directors so long as he or she satisfies the independence and other requirements for service on the applicable committee. So long as Gulfport has the right to designate a nominee to our board of directors and there is no Gulfport nominee actually serving as our director, Gulfport will have the right to appoint one individual as an advisor to the board of directors who shall be entitled to attend board and committee meetings. Mr. David Houston is Gulfport’s nominee pursuant to the investor rights agreement.

Our Executive Officers

The following table sets forth the name, age and positions of each of our executive officers as of April 1, 2013:

Name	Age	Position
Travis D. Stice	51	Chief Executive Officer and Director
Teresa L. Dick	43	Chief Financial Officer, Senior Vice President
Russell D. Pantermuehl	53	Vice President—Reservoir Engineering
Paul S. Molnar	57	Vice President—Geoscience
Michael L. Hollis	37	Vice President—Drilling
William F. Franklin	58	Vice President—Land
Jeffrey F. White	56	Vice President—Operations
Randall J. Holder	59	Vice President, General Counsel and Secretary

Biographical information for Mr. Stice is set forth under the heading “Our Directors.”
TERESA L. DICK. Ms. Dick has served as our Chief Financial Officer and Senior Vice President since November 2009. Prior to her current position with us, Ms. Dick served as our Corporate Controller from November 2007 until November 2009. From June 2006 to November 2007, Ms. Dick held a key management position as the Controller/Tax Director at Hiland Partners, a publicly-traded midstream energy master limited partnership. Ms. Dick has over 19 years of accounting experience, including over eight years of public company experience in both audit and tax areas. Ms. Dick received her Bachelor of Business Administration degree in Accounting from the University of Northern Colorado. Ms. Dick is a certified public accountant and a member of the American Institute of CPAs and the Council of Petroleum Accountants Societies.
RUSSELL D. PANTERMUEHL. Mr. Pantermuehl joined us in August 2011 as Vice President—Reservoir Engineering. Prior to his current position with us, Mr. Pantermuehl served as a reservoir engineering supervisor for Concho Resources Inc., an oil and gas exploration company, from March 2010 to August 2011. Mr. Pantermuehl worked for ConocoPhillips Company as a reservoir engineering advisor from January 2005 to March 2010. Mr. Pantermuehl also worked as an independent consultant in the oil and gas industry from March 2000 to December 2004. Mr. Pantermuehl received a Bachelor of Science degree in Petroleum Engineering from Texas A&M University.
PAUL S. MOLNAR. Mr. Molnar joined us in August 2011 as Vice President—Geoscience. Prior to his current position with us, Mr. Molnar served as a Senior District Geologist for Samson Investment Company, an oil and gas exploration company, from March 2011 to August 2011. Mr. Molnar worked as an asset supervisor and geosciences supervisor for ConocoPhillips Company from April 2006 to February 2011. Mr. Molnar also worked as a geologic advisor for Burlington Resources, an oil and gas exploration company, from December 1996 to March 2006. Mr. Molnar has over 31 years of industry experience. Mr. Molnar received a Bachelor of Science degree in Geoscience from the State University of New York, College at Buffalo and a Master of Science degree in Geology from the State University of New York, University at Buffalo.
MICHAEL L. HOLLIS. Mr. Hollis joined us in September 2011 as Vice President—Drilling. Prior to his current position with us, Mr. Hollis served in various roles, most recently as drilling manager at Chesapeake Energy Corporation, an oil and gas exploration company, from June 2006 to September 2011. Mr. Hollis worked for ConocoPhillips Company as a senior drilling engineer from January 2004 to June 2006 and as a process engineer from 2001 to 2003. Mr. Hollis also worked as a production engineer for Burlington Resources from 1998 to 2001 as well as from June 2003 to January 2004. Mr. Hollis received his Bachelor of Science degree in Chemical Engineering from Louisiana State University.
WILLIAM F. FRANKLIN. Mr. Franklin joined us in August 2011 as Vice President—Land. Prior to his current position with us, Mr. Franklin worked for ConocoPhillips Company in various land management roles from May 1983 until July 2011. Mr. Franklin received a Bachelor of Arts degree in History from Oklahoma City University.
JEFF F. WHITE. Mr. White joined us in September 2011 as Vice President—Operations. Prior to his current position with us, Mr. White worked for Laredo Petroleum Holdings, Inc. as a completion manager from May 2010 to September 2011. Mr. White also worked as a staff engineer for ConocoPhillips from February 2007 to May 2009. In addition, he worked in various engineering and management positions with Anadarko Petroleum from June 1988 to June 2005. Mr. White received a Bachelor of Science degree in Petroleum Engineering from Texas Tech University. He also received a Bachelor of Science degree in Fishery Biology from New Mexico State University.

RANDALL J. HOLDER. Mr. Holder joined us in November 2011 as General Counsel and Vice President responsible for legal and human resources. Prior to his current position with us, Mr. Holder served as General Counsel and Vice President for Great White Energy Services LLC, an oilfield services company, from November 2008 to November 2011. Mr. Holder served as Executive Vice President and General Counsel for R.L. Hudson and Company, a supplier of molded rubber and plastic components, from February 2007 to October 2008. Mr. Holder was in private practice of law and a member of Holder Betz LLC from February 2005 to February 2007. Mr. Holder served as Vice President and Assistant General Counsel for Dollar Thrifty Automotive Group, a vehicle rental company, from January 2003 to February 2005 and, before that, as Vice President and General Counsel for Thrifty Rent-A-Car System, Inc., a vehicle rental company, from September 1996 to December 2002. He also served as Vice President and General Counsel for Pentastar Transportation Group, Inc. from November 1992 to September 1996, which was wholly-owned by Chrysler Corporation. Mr. Holder started his legal career with Tenneco Oil Company where he served as a Division Attorney providing legal services to the company’s mid-continent division for ten years. Mr. Holder received a Juris Doctorate degree from Oklahoma City University.
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of the forms they file. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations of our officers and directors, all Section 16(a) reports for the year ended December 31, 2012 applicable to our officers and directors and such other persons were filed on a timely basis.

Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller and persons performing similar functions. The Code of Business Conduct and Ethics is posted on our website at http://ir.diamondbackenergy.com/governance.cfm. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our website at the address specified above.
Audit Committee

The Company has a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) and Section 10A(m) of the Exchange Act. The Audit Committee consists of David L. Houston, Michael P. Cross, and Mark L. Plaumann (Chair). Our board of directors has determined that each member of the Audit Committee is independent for purposes of serving on such committee under the Nasdaq listing standards and applicable federal law. In addition, our board of directors has determined that each current member of the Audit Committee is financially literate under the Nasdaq listing standards and that Mark L. Plaumann qualifies as the “audit committee financial expert,” as such term is defined in Item 407(d) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION
As an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.
Overview

This executive compensation section provides an overview of our executive compensation policy and each element of compensation that we provide.

Executive Compensation Policy

Our general compensation policy is guided by several key principles:

•	designing competitive total compensation programs to enhance our ability to attract and retain knowledgeable and experienced senior management level employees;

•	motivating employees to deliver outstanding financial performance and meet or exceed general and specific business, operational and individual objectives;

•	setting compensation and incentive levels relevant to the market in which the employee provides service; and

•
providing a meaningful portion of the total compensation to our named executive officers in equity, thus assuring an alignment of interests between our senior management level employees and our stockholders.

Our compensation committee determines, subject to the terms of the employment agreements with our named executive officers, the mix of compensation, both among short-term and long-term compensation and cash and non-cash compensation, to establish structures that it believes are appropriate for each of our named executive officers. We have not retained compensation consultants to advise us on compensation matters. In making compensation decisions with respect to each element of compensation, the compensation considers numerous factors, including:

•	the individual’s particular background and circumstances, including training and prior relevant work experience;

•	the individual’s role with us and the compensation paid to similar persons at comparable companies;

•	the demand for individuals with the individual’s specific expertise and experience at the time of hire;

•	achievement of individual and company performance goals and other expectations relating to the position;

•	comparison to other executives within our company having similar levels of expertise and experience and the uniqueness of the individual’s industry skills; and

•	aligning the compensation of our executives with the performance of our company on both a short-term and long-term basis.

Executive Compensation Program Elements

The following describes each element of our executive compensation program.

Base Salary

Our named executive officers’ base salaries are determined in accordance with their respective employment agreements. Subject to applicable employment agreements, the compensation committee may increase base salaries to align such salaries with market levels for comparable positions in other companies in our industry if we identify significant market changes. Additionally, the compensation committee may adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities. The compensation committee may also evaluate our named executive officers’ salaries together with other components of their compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy. Pursuant to the employment agreements with the named executive officers, as amended, the base salaries of such named executive officers can be increased or decreased from time to time by the compensation committee, but not decreased below the original base salary for such executive officer. The current base salaries for Mr. Stice, Mr. Hollis and Mr. White are $400,000, $276,000, and $236,500, respectively.

Discretionary Annual Performance Bonus

In accordance with our named executive officers’ employment agreements, the board of directors will have the authority to award annual cash bonuses to our named executive officers that have achieved their respective performance goals determined by the board of directors for the applicable year. Pursuant to the terms of their respective employment agreements, the amount of the annual cash bonus that each of our named executive officers (with the exception of Mr. Stice) is eligible to receive is equal to 50% of such officer’s annual base salary. Mr. Stice is entitled to receive an annual bonus of at least 66% of his base salary and may receive an annual bonus of up to 133% of such his base salary upon the achievement of performance goals to be determined by the board of directors. Mr. Stice’s target annual bonus is 100% of his base salary upon achievement of his performance goals. We have not established any specific performance goals for our named executive officers. For 2012, the discretionary annual bonuses were paid to our named executive officers based on their respective performances and contribution to our company in 2012 and other factors generally, including our company’s performance in 2012, the value these executives bring to our company, market trends, economic climate, experience, leadership and employee retention. None of these factors was given materially greater weight than the other factors in determining the officers’ bonuses.

Long Term Equity Incentive Compensation

We seek to promote an ownership culture among our executive officers in an effort to enhance our long-term performance. We believe the use of stock and stock-based awards offers the best approach to achieving our compensation goals. In connection with our initial public offering, or IPO, we adopted the Diamondback Energy, Inc. 2012 Equity Incentive Plan, or the 2012 Plan. The purpose of the 2012 Plan is to enable us, and our affiliates, to attract and retain the services of the types of employees, consultants and directors who will contribute to our long term success and to provide incentives that will be linked directly to increases in share value that will inure to the benefit of our stockholders. The 2012 Plan provides a means by which eligible recipients of awards may be given an opportunity to benefit from increases in value of our common stock through the granting of equity awards. The terms of 2012 Plan are described in more detail below.

Other Compensation and Perquisites

Consistent with our compensation philosophy, our compensation committee provides benefits to our executives that are substantially the same as those currently being offered to our other employees, including health insurance, life and disability insurance and a 401(k) plan. The benefits and perquisites that may be available to our executive officers from time to time in addition to those available to our other employees include a car allowance and club dues. A description of the 401(k) plan is below.

Employment Agreements

The following summarizes the material terms of the employment agreements we have with our named executive officers.

Travis D. Stice. Effective April 2011, we entered into an employment agreement with Mr. Stice, our Chief Executive Officer, which employment agreement was amended and restated on August 20, 2012 and further amended effective January 1, 2013. The employment agreement has a three-year term commencing as of April 18, 2011 and provides for an annual base salary that can be increased or decreased from time to time by the compensation committee, but not decreased below the original base salary of $300,000. For 2013, Mr. Stice’s salary has been set at $400,000. Mr. Stice is also entitled to receive an annual bonus of at least 66% of his base salary and may receive an annual bonus of up to 133% of such his base salary upon the achievement of performance goals to be determined by the board of directors. Mr. Stice’s target annual bonus is 100% of his base salary upon achievement of his performance goals. Mr. Stice is entitled to participate in such life and medical insurance plans and other similar plans that we establish from time to time for our executive employees, and is paid a $900 monthly vehicle allowance. Pursuant to the terms of his employment agreement, prior to the completion of the IPO, Mr. Stice had an option to acquire a 1.0% membership interest in our subsidiary Windsor Permian LLC for an aggregate exercise price of $3.6 million, subject to adjustment in the event of certain asset sales. Such option would have vested in four equal annual installments commencing on the first anniversary of the effective date of Mr. Stice’s employment agreement and would have been exercisable for five years from the effective date of his employment agreement or until his earlier termination. In connection with the completion of the IPO, this option was cancelled and replaced with the right to receive: (a) $1,000,000 in cash, of which two-thirds was payable at the time of the IPO and one-third will be payable on the first anniversary of the IPO if Mr. Stice is still employed by us or if he is terminated by us prior to that date without “cause” as defined below; (b) restricted stock units in an amount equal to $1,000,000 divided by the IPO price per share of $17.50; and (c) options to purchase 300,000 shares of our common stock at the IPO price per share of $17.50. The vesting schedule and exercise rights for these options and the restricted stock units are the same as the original option. Mr. Stice has agreed to certain restrictive covenants in his employment agreement, including, without limitation, his agreement not to compete with us, not to interfere with any of our employees, suppliers or regulators and not to solicit our customers or employees, in each case during Mr. Stice’s affiliation with us and for a period of six months thereafter. Mr. Stice’s continued employment with us is “at-will,” meaning that either we or Mr. Stice may terminate the employment relationship at any time and for any reason, with or without notice. However, if (i) we terminate Mr. Stice’s employment without “cause,” (ii) Mr. Stice resigns for good reason, meaning such resignation follows a material uncured breach by us of the employment agreement or a material diminution in Mr. Stice’s position, duties or authority, or (iii) Mr. Stice’s employment is terminated due to death or disability, then we will be obligated to continue paying Mr. Stice’s base annual salary until the expiration of the term of his employment agreement and, in the case of termination without cause or upon death or disability, to honor our obligations with respect to the option described above; provided, in each case, that Mr. Stice continues to comply with the restrictive covenants described above and (except in the case of clause (iii) above) executes a full general release in our favor. Upon his death or disability, Mr. Stice is entitled to his base salary for the remainder of the term and a prorated portion of his minimum bonus for the period prior to such event. In the event Mr. Stice’s employment is terminated for “cause,” our obligations will terminate with respect to the payment of any base salary or bonuses and the option described above effective as of the termination date. For purposes of Mr. Stice’s employment agreement, “cause” is generally defined as Mr. Stice’s (a) willful and knowing refusal or failure to perform his duties in any material respect, (b) willful misconduct or gross negligence in performing his duties, (c) material breach of his employment agreement or any other agreement with us, (d) conviction of, or a plea of guilty or nolo contendere to, a criminal act that constitutes a felony or involves fraud, dishonesty or moral turpitude, (e) indictment for a felony involving embezzlement, theft or fraud, (f) filing of a voluntary, or consent to an involuntary, bankruptcy petition, (g) dishonesty in connection with his responsibilities as an employee or (h) failure to comply with directives of our board of directors. In addition, (x) in the event that more than 50% of the combined voting power of our then outstanding stock is controlled by one or more parties that is not Wexford Capital LP or an affiliate of Wexford Capital LP or an underwriter temporarily holding securities pursuant to an offering of securities and there is a material change in Mr. Stice’s position, duties or authority or Mr. Stice is required to move outside a 50 mile radius of Midland, Texas or (y) upon termination without cause or due to death or disability, the options and restricted stock units described above will vest immediately.

Jeff White. Effective September 2011, we entered into an employment agreement with Mr. White, our Vice President—Operations, which employment agreement was amended and restated on August 20, 2012 and further amended effective January 1, 2013. The employment agreement has a three-year term and provides for an annual base salary that can be increased or decreased from time to time by the compensation committee, but not decreased below the original base salary of $220,000. For 2013, Mr. White’s base salary has been set at $236,500. Subject to Mr. White’s achievement of certain performance goals as determined by our board of directors for each fiscal year, Mr. White is entitled to an annual bonus of 50% of his annual base salary. Upon entering into the employment agreement, Mr. White received an $85,000 signing bonus and he received a $170,000 cash bonus in 2012 as a result of the IPO not having been completed within one year of his hiring. Mr. White is also entitled to participate in any life and medical insurance plans and other similar plans that we establish from time to time for our executive employees. Pursuant to the terms of his employment agreement, prior to the completion of the IPO, Mr. White had an option to acquire a 0.5% membership interest in our subsidiary Windsor Permian LLC for an aggregate exercise price of $2.5 million, subject to adjustment in the event of certain asset sales. Such option would have vested in four equal annual installments commencing on the first anniversary of the effective date of Mr. White’s employment agreement and would have been exercisable for five years from the effective date of his employment agreement or until his earlier termination (except for termination upon death, disability or by us without cause). In connection with the completion of the IPO, this option was cancelled and replaced with the right to receive: (a) $350,000 in cash; (b) restricted stock units in an amount equal to $600,000 divided by the IPO price per share of $17.50; and (c) options to purchase 100,000 shares of our common stock at the IPO price per share of $17.50. The vesting schedule and exercise rights for these options and the restricted stock units are the same as the original option. Mr. White has agreed to certain restrictive covenants in his employment agreement, including, without limitation, his agreement not to compete with us, not to interfere with any of our employees, suppliers or regulators and not to solicit our customers or employees, in each case during Mr. White’s affiliation with us and for a period of six months thereafter. Mr. White’s continued employment with us is “at-will,” meaning that either we or Mr. White may terminate the employment relationship at any time and for any reason, with or without notice. However, if (i) we terminate Mr. White’s employment without “cause,” (ii) Mr. White resigns for good reason, meaning such resignation follows a material uncured breach by us of the employment agreement or a material diminution in Mr. White’s position, duties or authority, or (iii) Mr. White’s employment is terminated due to death or disability, then we will be obligated to continue paying Mr. White’s base annual salary until the expiration of the term of his employment agreement and, in the case of termination without cause or upon death or disability, to honor our obligations with respect to the option described above; provided, in each case, that Mr. White continues to comply with the restrictive covenants described above and (except in the case of clause (iii) above) executes a full general release in our favor. In the event Mr. White’s employment is terminated for “cause,” our obligations will terminate with respect to the payment of any base salary or bonuses and the option described above effective as of the termination date. For purposes of Mr. White’s employment agreement, “cause” is generally defined as Mr. White’s (a) willful and knowing refusal or failure to perform his duties in any material respect, (b) willful misconduct or gross negligence in performing his duties, (c) material breach of his employment agreement or any other agreement with us, (d) conviction of, or a plea of guilty or nolo contendere to, a criminal act that constitutes a felony or involves fraud, dishonesty or moral turpitude, (e) indictment for a felony involving embezzlement, theft or fraud, (f) filing of a voluntary, or consent to an involuntary, bankruptcy petition, (g) dishonesty in connection with his responsibilities as an employee or (h) failure to comply with directives of our board of directors. In addition, (x) in the event that more than 50% of the combined voting power of our then outstanding stock is controlled by one or more parties that is not Wexford Capital LP, an affiliate of Wexford Capital LP or an underwriter temporarily holding securities pursuant to an offering of securities and there is either a material change in Mr. White’s position, duties or authority or Mr. White is required to move outside a 50 mile radius of Midland, Texas or (y) upon termination without cause or due to death or disability, the options and restricted stock units described above will vest immediately.

Michael Hollis. Effective September 2011, we entered into an employment agreement with Mr. Hollis, our Vice President—Drilling, which employment agreement was amended and restated on August 20, 2012 and further amended effective January 1, 2013. The employment agreement has a three-year term and provides for an annual base salary that can be increased or decreased from time to time by the compensation committee, but not decreased below the original base salary of $230,000. For 2013, Mr. Hollis’ base salary has been set at $276,000. Subject to Mr. Hollis’ achievement of certain performance goals as determined by our board of directors for each fiscal year, Mr. Hollis is entitled to an annual bonus of 50% of his annual base salary. Upon entering into the employment agreement, Mr. Hollis received a $30,000 signing bonus. Mr. Hollis is also entitled to participate in any life and medical insurance plans and other similar plans that we establish from time to time for our executive employees. Pursuant to the terms of his employment agreement, prior to the completion of the IPO, Mr. Hollis had an option to acquire a 0.5% membership interest in our subsidiary Windsor Permian LLC for an aggregate exercise price of $2.5 million, subject to adjustment in the event of certain asset sales. Such option would have vested in four equal annual installments commencing on the first anniversary of the effective date of Mr. Hollis’ employment agreement and would have been exercisable for five years from the effective date of his employment agreement or until his earlier termination (except for termination upon death, disability or by us without cause). In connection with the completion of the IPO, this option was cancelled and replaced with the right to receive: (a) $350,000 in cash; (b) restricted stock units in an amount equal to $600,000 divided by the IPO price per share of $17.50; and (c) options to purchase 100,000 shares of our common stock at the IPO price per share of $17.50. The vesting schedule and exercise rights for these options and the restricted stock units are the same as the original option. Mr. Hollis has agreed to certain restrictive covenants in his employment agreement, including, without limitation, his agreement not to compete with us, not to interfere with any of our employees, suppliers or regulators and not to solicit our customers or employees, in each case during Mr. Hollis’ affiliation with us and for a period of six months thereafter. Mr. Hollis’ continued employment with us is “at-will,” meaning that either we or Mr. Hollis may terminate the employment relationship at any time and for any reason, with or without notice. However, if (i) we terminate Mr. Hollis’ employment without “cause,” (ii) Mr. Hollis resigns for good reason, meaning such resignation follows a material uncured breach by us of the employment agreement or a material diminution in Mr. Hollis’ position, duties or authority, or (iii) Mr. Hollis’ employment is terminated due to death or disability, then we will be obligated to continue paying Mr. Hollis’ base annual salary until the expiration of the term of his employment agreement and, in the case of termination without cause or upon death or disability, to honor our obligations with respect to the option described above; provided, in each case, that Mr. Hollis continues to comply with the restrictive covenants described above and (except in the case of clause (iii) above) executes a full general release in our favor. In the event Mr. Hollis’ employment is terminated for “cause,” our obligations will terminate with respect to the payment of any base salary or bonuses and the option described above effective as of the termination date. For purposes of Mr. Hollis’ employment agreement, “cause” is generally defined as Mr. Hollis’ (a) willful and knowing refusal or failure to perform his duties in any material respect, (b) willful misconduct or gross negligence in performing his duties, (c) material breach of his employment agreement or any other agreement with us, (d) conviction of, or a plea of guilty or nolo contendere to, a criminal act that constitutes a felony or involves fraud, dishonesty or moral turpitude, (e) indictment for a felony involving embezzlement, theft or fraud, (f) filing of a voluntary, or consent to an involuntary, bankruptcy petition, (g) dishonesty in connection with his responsibilities as an employee or (h) failure to comply with directives of our board of directors. In addition, (x) in the event that more than 50% of the combined voting power of our then outstanding stock is controlled by one or more parties that is not Wexford Capital LP, an affiliate of Wexford Capital LP or an underwriter temporarily holding securities pursuant to an offering of securities and there is either a material change in Mr. Hollis’ position, duties or authority or Mr. Hollis is required to move outside a 50 mile radius of Midland, Texas or (y) upon termination without cause or due to death or disability, the options and restricted stock units described above will vest immediately.

2012 Plan

Eligible award recipients under the 2012 Plan are employees, consultants and directors of our company and its affiliates. Incentive stock options may be granted only to our employees. Awards other than incentive stock options may be granted to employees, consultants and directors. The shares that may be issued pursuant to awards consist of our authorized but unissued common stock, and the maximum aggregate amount of such common stock which may be issued upon exercise of all awards under the plan, including incentive stock options, may not exceed 2,500,000 shares, subject to adjustment to reflect certain corporate transactions or changes in our capital structure. At any time after the Company is subject to the deduction limitations under Section 162(m) of the Internal Revenue Code, the maximum number of shares of common stock issuable under our equity incentive plan to any one participant during a calendar year shall not exceed 1,000,000 shares.

Share Reserve. The aggregate number of shares of common stock initially authorized for issuance under the plan is 2,500,000 shares. However, (i) shares covered by an award that expires or otherwise terminates without having been exercised in full and (ii) shares that are forfeited to, or repurchased by, us pursuant to a forfeiture or repurchase provision under the plan may return to the plan and be available for issuance in connection with a future award.

Administration. Our board of directors (or our compensation committee or any other committee of the board of directors as may be appointed by our board of directors from time to time) administers the plan. Among other responsibilities, the plan administrator selects participants from among the eligible individuals, determines the number of shares that will be subject to each award and determines the terms and conditions of each award, including methods of payment, vesting schedules and limitations and restrictions on awards. The plan administrator may amend, suspend, or terminate the plan at any time. Amendments will not be effective without stockholder approval if stockholder approval is required by applicable law or stock exchange requirements. Unless terminated earlier, our equity incentive plan will terminate in October 2022.

Stock Options. Incentive and nonstatutory stock options are granted pursuant to incentive and nonstatutory stock option agreements. Employees, directors and consultants may be granted nonstatutory stock options, but only employees may be granted incentive stock options. The plan administrator determines the exercise price of a stock option, provided that the exercise price of a stock option generally cannot be less than 100% (and in the case of an incentive stock option granted to a more than 10% stockholder, 110%) of the fair market value of our common stock on the date of grant, except when assuming or substituting options in limited situations such as an acquisition. Generally, options granted under the plan vest ratably over a five-year period and have a term of ten years (five years in the case of an incentive stock option granted to a more than 10% stockholder), unless specified otherwise by the plan administrator in the option agreement.

Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (i) cash or check, (ii) a broker-assisted cashless exercise, (iii) the tender of common stock previously owned by the optionee, (iv) stock withholding and (v) other legal consideration approved by the plan administrator, such as exercise with a full recourse promissory note (not applicable for directors and executive officers).

Unless the plan administrator provides otherwise (solely with respect to intervivos transfers to certain family members and estate planning vehicles), nonstatutory options generally are not transferable except by will or the laws of descent and distribution. An optionee may designate a beneficiary, however, who may exercise the option following the optionee’s death. Incentive stock options are not transferable except by will or the laws of descent and distribution.

Restricted Awards. Restricted awards are awards of either actual shares of common stock (e.g., restricted stock awards), or of hypothetical share units (e.g., restricted stock units) having a value equal to the fair market value of an identical number of shares of common stock, that will be settled in the form of shares of common stock upon vesting or other specified payment date, and which may provide that such restricted awards may not be sold, transferred, or otherwise disposed of for such period as the plan administrator determines. The purchase price and vesting schedule, if applicable, of restricted awards are determined by the plan administrator. A restricted stock unit is similar to a restricted stock award except that participants holding restricted stock units do not have any stockholder rights until the stock unit is settled with shares. Stock units represent an unfunded and unsecured obligation for us and a holder of a stock unit has no rights other than those of a general creditor.

Performance Awards. Performance awards entitle the recipient to vest in or acquire shares of common stock, or hypothetical share units having a value equal to the fair market value of an identical number of shares of common stock that will be settled in the form of shares of common stock upon the attainment of specified performance goals. Performance awards may be granted independent of or in connection with the granting of any other award under the plan. Performance goals will be established by the plan administrator based on one or more business criteria that apply to the plan participant, a business unit, or our company and our affiliates. Performance goals will be objective and will be intended to meet the requirements of Section 162(m) of the Internal Revenue Code. Performance goals must be determined prior to the time 25% of the service period has elapsed but not later than 90 days after the beginning of the service period. No payout will be made on a performance award granted to a named executive officer unless all applicable performance goals and service requirements are achieved. Performance awards may not be sold, assigned, transferred, pledged or otherwise encumbered and terminate upon the termination of the participant’s service to us or our affiliates.

Stock Appreciation Rights. Stock appreciation rights may be granted independent of or in tandem with the granting of any option under the plan. Stock appreciation rights are granted pursuant to stock appreciation rights agreements. The exercise price of a stock appreciation right granted independent of an option is determined by the plan administrator, but as a general rule will be no less than 100% of the fair market value of our common stock on the date of grant. The exercise price of a stock appreciation right granted in tandem with an option is the same as the exercise price of the related option. Upon the exercise of a stock appreciation right, we will pay the participant an amount equal to the product of (i) the excess of the per share fair market value of our common stock on the date of exercise over the strike price, multiplied by (ii) the number of shares of common stock with respect to which the stock appreciation right is exercised. Payment will be made in cash, delivery of stock, or a combination of cash and stock as deemed appropriate by the plan administrator.

Adjustments in capitalization. In the event that there is a specified type of change in our common stock without the receipt of consideration by us, such as pursuant to a merger, consolidation, reorganization, recapitalization, reincorporation, stock dividend, dividend in property other than cash, stock split, liquidating dividend, combination of shares, exchange of shares, change in corporate structure or other transaction, appropriate adjustments will be made to the various limits under, and the share terms of, the plan including (i) the number and class of shares reserved under the plan, (ii) the maximum number of stock options and stock appreciation rights that can be granted to any one person in a calendar year and (iii) the number and class of shares and exercise price, strike price, or purchase price, if applicable, of all outstanding stock awards.

Corporate Transactions. In the event of a change in control transaction (other than a transaction resulting in Wexford Capital LP or an entity controlled by, or under common control with Wexford Capital LP maintaining direct or indirect control over the Company), or a corporate transaction such as a dissolution or liquidation of our company, or any corporate separation or division, including, but not limited to, a split-up, a split-off or a spin-off, or a sale in one or a series of related transactions, of all or substantially all of the assets of our company or a merger, consolidation, or reverse merger in which we are not the surviving entity, then all outstanding stock awards under the plan may be assumed, continued or substituted for by any surviving or acquiring entity (or its parent company), or may be cancelled either with or without consideration for the vested portion of the awards, all as determined by the plan administrator. In the event an award would be cancelled without consideration paid to the extent vested, the award recipient may exercise the award in full or in part for a period of ten days.

401(k) Plan

We participate in a 401(k) Plan. Employees may elect to defer a portion of their compensation up to the statutorily prescribed limit. Each pay period we make a matching contribution to each employee’s deferral, not to exceed six percent. An employee’s interests in his or her deferrals are 100% vested when contributed. An employee’s interests in the matching contribution are vested at the rate of 20% for each completed year of eligibility. The 401(k) Plan is intended to qualify under Section 401(a) of the Internal Revenue Code. As such, contributions to the 401(k) Plan and earnings on those contributions are not taxable to the employee until distributed from the 401(k) Plan, and all contributions are deductible by us when made.

Effect of Our Compensation Policies and Practices on Risk and Risk Management

The Compensation Committee reviews the risks and rewards associated with our compensation policies and programs. We believe that such policies and programs encourage and reward prudent business judgment and appropriate risk-taking over the long term. With respect to specific elements of compensation:

•
We believe that our programs balance short- and long-term incentives for our executive officers providing for an appropriate mix of fixed, discretionary and equity compensation that overall encourages long-term performance.

•
We believe that annual base salaries for our named executive officers do not encourage excessive risk-taking as they are fixed amounts that are subject to discretionary increases by our compensation committee or the board of directors upon the recommendation of our compensation committee, as the case may be, based, among other factors, on annual performance evaluations. We also believe that such annual base salaries are set at reasonable levels, as compared to the base salaries of similarly situated individuals at our peer group companies, and therefore do not encourage our named executive officers to be overly conservative with respect to taking appropriate amount of risk to increase stockholder value.

•
Our annual bonuses are designed to award achievement of short-term results. The payment and amounts of such bonuses are within the discretion of and determined by our compensation committee or the board of directors upon the recommendation of our compensation committee, as the case may be, based on the Company’s performance for the prior fiscal year and annual performance evaluations of our named executive officers.

•
Stock options and restricted stock units granted to our named executive officers are subject to time vesting provisions. We award stock options to align compensation with company performance, as the options become valuable to the executive only if the stock price increases from the date of grant. Also, stock options require a long-term commitment by executives to realize the appreciation potential of the options. We award restricted stock units to ensure that our executives have a continuing stake in the long-term success of the Company as the value of the award will depend on the stock price at and after the time of vesting. We believe that our long-term equity awards do not encourage excessive risk taking that may be associated with equity awards that vest based strictly on achieving certain targets. We also believe that our long-term equity awards provide incentive to our named executive officers to take appropriate amount of risk.

•
As described above in the discussion of the employment agreements of the named executive officers, our named executive officers are entitled to certain benefits that are payable upon the occurrence of their termination without “cause,” resignation for “good reason,” or certain change in control transactions.

Based on the foregoing, the Compensation Committee believes that the Company does not utilize compensation policies and programs creating risks that are reasonably likely to have a material adverse impact on the Company.

Report of the Compensation Committee on Executive Compensation

The compensation committee has reviewed and discussed the foregoing summary of Executive Compensation with management. Based on its review and discussion with management, the compensation committee recommended that the summary of Executive Compensation be included in this Annual Report on Form 10-K/A.
Respectfully submitted by the compensation committee:
Michael P. Cross, Chairman
David L. Houston
Mark L. Plaumann

Compensation Committee Interlocks and Insider Participation

No current member of our Compensation Committee has ever been an officer or employee of ours. None of our executive officers serves, or has served during the past fiscal year, as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as member of our board of directors or compensation committee.

2012 SUMMARY COMPENSATION TABLE

The following table provides information concerning compensation of our principal executive officer and our two other highest paid executive officers for the fiscal years ended December 31, 2012 and December 31, 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(2)(3)	All Other Compensation ($)(4)	Total ($)
Travis D. Stice (5)	2012	$300,000	$1,023,771	$1,000,003	$1,257,526	$30,754	$3,612,054
Chief Executive Officer	2011	$115,880	$225,000	—	$1,452,851	$5,874	$1,799,605

Jeffrey F. White	2012	$220,000	$624,500	$600,005	$458,365	$1,023	$1,903,893
Vice President–Operations	2011	$55,846	$112,500	—	$576,657	$309	$748,561

Michael L. Hollis (6)	2012	$230,000	$493,750	$600,005	$454,243	$14,989	$1,792,987
Vice President—Drilling

_______________

(1)
In 2011, Mr. Stice received a $225,000 annual incentive bonus and Mr. White received an $85,000 signing bonus and a $27,500 annual incentive bonus. In 2012, Mr. Stice received a $357,104 annual incentive bonus and a $666,667 bonus pursuant to the terms of his employment agreement related to the IPO, Mr. White received a $104,500 annual incentive bonus and a total of $520,000 in bonuses pursuant to the terms of his employment agreement related to the IPO, and Mr. Hollis received a $143,750 annual incentive bonus and a $350,000 bonus pursuant to the terms of his employment agreement related to the IPO.

(2)
The amounts shown reflect the grant date fair value of restricted stock units and stock options granted respectively, determined in accordance with FASB ASC Topic 718. See Note 8 to our consolidated financial statements for the fiscal year ended December 31, 2012, included in our Annual Report on Form 10-K, filed with the SEC on March 1, 2013, regarding assumptions underlying valuations of equity awards for 2012 and 2011. Details regarding equity awards that are still outstanding can be found in the “Outstanding Equity Awards at Fiscal 2012 Year End” table.

(3)
In connection with the IPO and the 2012 Plan, the options awarded in 2011 were canceled and replaced with the right to receive a cash payment, restricted stock units and stock options. Such grant of new awards is deemed to be a modification of old awards and was accounted for as a modification of the original awards. The modification date for these awards was October 11, 2012, which was the date of IPO pricing of $17.50 per share. Mr. Stice, Mr. White and Mr. Hollis received cash payments of $666,667, $350,000 and $350,000, respectively, and Mr. Stice will receive an additional cash payment $333,333 on October 11, 2013. Mr. Stice, Mr. White, and Mr. Hollis also received 57,143, 34,286 and 34,286 restricted stock units, respectively, and options to purchase 300,000, 100,000 and 100,000 shares of our common stock at $17.50, respectively.

(4)
Amounts in 2011 for Mr. Stice include our 401(k) plan contributions of $1,832, car allowance of $3,666 and life insurance premium payments of $377. Amounts in 2011 for Mr. White include life insurance premium payments of $309. Amounts in 2012 for Mr. Stice include our 401(k) plan contributions of $18,792, car allowance of $10,800, and life insurance premium payments of $1,162. Amounts in 2012 for Mr. White include life insurance premium payments of $1,023. Amounts in 2012 for Mr. Hollis include our 401(k) plan contributions of $13,920 and life insurance premium payments of $1,069.

(5)	Mr. Stice became our President and Chief Operating Officer in April 2011. On January 1, 2012, Mr. Stice resigned as President and Chief Operating Officer and became our Chief Executive Officer.
(6) Mr. Hollis became our Vice President—Drilling in September 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL 2012 YEAR-END

The following table provides information concerning equity awards outstanding for our principal executive officer and our two other highest paid executive officers at December 31, 2012.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Travis D. Stice	75,000	225,000(2)	$17.50	04/18/2016	42,857(3)	$819,426

Jeffrey F. White	25,000	75,000(4)	$17.50	09/30/2016	25,715(5)	$491,671

Michael L. Hollis	25,000	75,000(6)	$17.50	9/12/2016	25,715(7)	$491,671
_______________

(1)
Market value of shares or units that have not vested is based on the closing price of $19.12 per share of our common stock on The NASDAQ Global Select Market on December 31, 2012, the last trading day of 2012.

(2)	These options will vest in three remaining approximately equal annual installments beginning on April 18, 2013.

(3)	These restricted stock units vest in three remaining approximately equal annual installments beginning on April 18, 2013.

(4)	These options will vest in three remaining approximately equal annual installments beginning on September 30, 2013.

(5)	These restricted stock units vest in three remaining approximately equal annual installments beginning on September 30, 2013.

(6)	These options will vest in three remaining approximately equal annual installments beginning on September 12, 2013.

(5)	These restricted stock units vest in three remaining approximately equal annual installments beginning on September 12, 2013.

2012 DIRECTOR COMPENSATION

The following table contains information with respect to 2012 compensation of our directors who served in such capacity during that year, except that the 2012 compensation of those directors who are also our named executive officers is disclosed in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Steven E. West (2)	5,000	$116,655	—	121,655
Michael P. Cross (2)	11,250	$116,655	—	127,905
David L. Houston (2)	11,250	$116,655	—	127,905
Mark L. Plaumann (2)	11,250	$116,655	—	127,905
Paul J. Jacobi (2)(3)	—	$116,655	—	116,655
_______________

(1)
The amounts shown reflect the grant date fair value of restricted stock units granted, determined in accordance with FASB ASC Topic 718. See Note 8 to our consolidated financial statements for the fiscal year ended December 31, 2012, included in our Annual Report on Form 10-K, filed with the SEC on March 1, 2013, regarding assumptions underlying valuations of equity awards for 2012.

(2)
In October 2012, each non-employee director was granted 6,666 restricted stock units which vest in three annual installments of 2,222 restricted stock units, the first of which occurred on October 11, 2012, with the two remaining equal annual installments occurring on each anniversary of such date.

(3)	Mr. Jacobi resigned as a director of our company effective November 14, 2012.

Director Compensation
In November 2012, our board of directors approved a change to the fee component of director compensation to provide for annual fees for non-employee directors of the Company in the amounts $20,000 for each director plus an additional annual payment of $15,000 for the chairperson and $10,000 for each other member of the Audit Committee and $10,000 for the chairperson and $5,000 for each other member of each other committee, with such amounts to be paid in quarterly installments. Members of our board of directors who are also officers or employees of our company do not receive compensation for their services as directors.
Prior to the implementation of this policy, non-employee directors received a monthly retained of $1,000 and a per meeting attendance fee of $500 and reimbursement of all ordinary and necessary expenses incurred in the conduct of our business.
As described above, directors are also eligible award recipients under the 2012 Plan. In October 2012, each non-employee director was granted 6,666 restricted stock units which vest in three annual installments of 2,222 restricted stock units, the first of which occurred on October 11, 2012, with the two remaining equal annual installments occurring on each anniversary of such date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Holdings of Major Stockholder

The following table sets forth certain information regarding the beneficial ownership as of April 1, 2013 of shares of our common stock by each person or entity known to us to be a beneficial owner of 5% or more of our common stock.
MAJOR STOCKHOLDER TABLE

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
DB Energy Holdings LLC	16,414,622 (2)	44.4%
c/o Wexford Capital LP 411 West Putnam Avenue Greenwich, CT 06830
Gulfport Energy Corporation	7,914,036 (3)	21.4%
14313 North May Avenue, Suite 100 Oklahoma City, Oklahoma 73134
Wellington Management Company, LLP	3,747,150 (4)	10.1%
280 Congress Street Boston, MA 02210
_______________

(1)	Beneficial ownership is determined in accordance with SEC rules. The percentage of shares beneficially owned is based on 36,986,532 shares of common stock outstanding as of April 1, 2013.

(2)
Based solely on Schedule 13D/A filed with the SEC on December 11, 2012 by DB Energy Holdings LLC (“DB Holdings”), Wexford Spectrum Fund, L.P. (“WSF”), Wexford Catalyst Fund, L.P. (“WCF”), Spectrum Intermediate Fund Limited (“SIF”), Catalyst Intermediate Fund Limited (“CIF,” and together with DB Holdings, WSF, WCF and SIF, the “Funds”), Wexford Capital LP (“Wexford Capital”), Wexford GP LLC (“Wexford GP”), Charles E. Davidson (“Mr. Davidson”), and Joseph M. Jacobs (“Mr. Jacobs”). DB Holdings is a holding company managed by Wexford Capital. WSF, WCF, SIF and CIF are investment funds managed by Wexford Capital. Wexford Capital is an investment advisor registered with the SEC, and manages a series of investment funds. Wexford GP is the general partner of Wexford Capital. Mr. Davidson and Mr. Jacobs are the managing members of Wexford GP. DB has shared voting and dispositive power over 15,457,020 shares. WSF has shared voting and dispositive power over 184,408 shares. WCF has shared voting and dispositive power over 29,144 shares. SIF has shared voting and dispositive power over 621,479 shares. CIF has shared voting and dispositive power over 122,571 shares. Wexford Capital, Wexford GP, Mr. Davidson and Mr. Jacobs have shared voting and dispositive power over 16,414,622 shares. Wexford Capital may, by reason of its status as manager or investment manager of the Funds, be deemed to own beneficially the securities of which the Funds possess beneficial ownership. Wexford GP may, as the General Partner of Wexford Capital, be deemed to own beneficially the securities of which the Funds possess beneficial ownership. Each of Mr. Davidson and Mr. Jacobs may, by reason of his status as a controlling person of Wexford GP, be deemed to own beneficially the securities of which the Funds possess beneficial ownership. Each of Wexford Capital, Wexford GP, Mr. Davidson and Mr. Jacobs disclaims beneficial ownership of the securities owned by the Funds except, in the case of Mr. Davidson and Mr. Jacobs, to the extent of their respective interests in the Funds.

(3)
Based solely on Schedule 13G filed with the SEC on February 12, 2013 by Gulfport Energy Corporation. Gulfport Energy Corporation reported sole voting and dispositive power of such shares of common stock.

(4)
Based solely on Schedule 13G/A filed with the SEC on March 11, 2013 by Wellington Management Company, LLP. These shares are owned of record by clients of Wellington Management. Those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities. No such client is known to have such right or power with respect to more than five percent of this class of securities. Wellington Management has shared voting power over 3,468,678 shares and shared dispositive power over 3,747,150 shares.

Holdings of Officers and Directors

The following table sets forth certain information regarding the beneficial ownership as of April 1, 2013 of shares of our common stock by each of our directors, by each named executive officer and by all directors and executive officers as a group:

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Travis D. Stice (2)	181,372	*
Jeffrey F. White (3)	33,572	*
Michael L. Hollis (4)	33,572	*
Steven E. West (5)	2,222	*
Michael P. Cross (5)	2,222	*
David L. Houston (5)	2,222	*
Mark L. Plaumann (5)	2,222	*
Directors and Executive Officers as a Group (12 persons)	378,096	*
_______________
*Less than 1%.

(1)
Beneficial ownership is determined in accordance with SEC rules. In computing percentage ownership of each person, shares of common stock subject to options held by that person that are exercisable as of April 1, 2013, or exercisable within 60 days of April 1, 2013, are deemed to be beneficially owned. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The percentage of shares beneficially owned is based on 36,986,532 shares of common stock outstanding as of April 1, 2013. Unless otherwise indicated, all amounts exclude shares issuable upon the exercise of outstanding options that are not exercisable as of April 1, 2013 or within 60 days of April 1, 2013.

(2)
Primarily includes options to purchase 150,000 shares of our common stock, of which 75,000 will vest on April 18, 2013 and 28,572 restricted stock units, of which 14,286 restricted stock units which will vest on April 18, 2013. These 28,572 restricted stock units will not be settled until the first business day coincident with or next following the date of the first open trading window to occur after April 5, 2013, but no later than December 31, 2013. Excludes (i) options to purchase 150,000 shares of our common stock and (ii) 28,571 restricted stock units, which will vest, in each case, in two remaining approximately equal annual installments beginning on April 18, 2014.

(3)
Includes options to purchase 25,000 shares of our common stock and 8,572 restricted stock units, which restricted stock units will not be settled until the first business day coincident with or next following the date of the first open trading window to occur after April 5, 2013, but no later than December 31, 2013. Excludes (i) options to purchase 75,000 shares of our common stock and (ii) 25,715 restricted stock units, which will vest, in each case, in three remaining approximately equal annual installments beginning on September 30, 2013.

(4)
Includes options to purchase 25,000 shares of our common stock and 8,572 restricted stock units, which restricted stock units will not be settled until the first business day coincident with or next following the date of the first open trading window to occur after April 5, 2013, but no later than December 31, 2013. Excludes (i) options to purchase 75,000 shares of our common stock and (ii) 25,715 restricted stock units, which will vest, in each case, in three remaining approximately equal annual installments beginning on September 12, 2013.

(5)
Includes restricted stock units that will not be settled until the first business day coincident with or next following the date of the first open trading window to occur after April 5, 2013, but no later than December 31, 2013. Excludes 4,444 restricted stock units, which will vest in two remaining equal annual installments beginning on October 11, 2013.

Equity Compensation Plan Information

The following table presents information as December 31, 2012 with respect to shares of the Company’s common stock that may be issued under the 2012 Plan. The 2012 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted awards (restricted stock and restricted stock units), performance awards, and stock appreciation rights, or any combination of the foregoing. A total of 2.5 million shares of the Company’s common stock have been reserved for issuance pursuant to 2012 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans not approved by security holders	850,000(1)	$17.50 (1)	1,370,954
_______________

(1)	Does not include 206,507 unvested restricted stock awards and units outstanding at December 31, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our board of directors has determined that David L. Houston, Michael P. Cross and Mark L. Plaumann meet the standards regarding independence set forth in the Nasdaq listing standards and are free of any relationship which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors of the Company.
Our board of directors has determined that each member of the Audit Committee is independent for purposes of serving on such committee under the Nasdaq listing standards and applicable federal law. In addition, our board of directors has determined that each current member of the Audit Committee is financially literate under the Nasdaq listing standards and that Mark L. Plaumann qualifies as the “audit committee financial expert,” as such term is defined in Item 407(d) of Regulation S-K.
Our board of directors has also determined that each member of the Compensation Committee and the Nominating Committee meets the independence requirements applicable to those committees under the Nasdaq rules. In addition, our board of directors determined that each member of our compensation committee is an “outside director” in accordance with Section 162(m) of the Internal Revenue Code and a “non-employee director” in accordance with Rule 16b-3 under the Securities Exchange Act of 1934, as amended.
Review and Approval of Related Party Transactions

Our board of directors has adopted a policy regarding related party transactions. Under the policy, the audit committee reviews and approves all relationships and transaction in which we and our directors, director nominees and executive officers and their immediate family members, as well as holders of more than 5% of any class of our voting securities and their immediate family members, have a direct or indirect material interest. The policy provides that, the following do not create a material direct or indirect interest on behalf of the related party and are therefore not related party transactions:

•	a transaction involving compensation of directors;

•
a transaction involving compensation of an executive officer or involving an employment agreement, severance arrangement, change in control provision or agreement or special supplemental benefit of an executive officer;

•	a transaction with a related party involving less than $120,000;

•
a transaction in which the interest of the related party arises solely from the ownership of a class of our equity securities and all holders of that class receive the same benefit on a pro rata basis;

•
a transaction involving indemnification payments and payments under directors and officers indemnification insurance policies made pursuant to our certificate of incorporation or bylaws or pursuant to any policy, agreement or instrument of the Company or to which the Company is bound; and

•	a transaction in which the interest of the related party arises solely from indebtedness of a 5% shareholder or an “immediate family member” of a 5% shareholder.
The policy supplements the conflict of interest provisions in our Code of Business Conduct and Ethics.
Prior to the implementation of this policy and the adoption of the Code of Business Conduct and Ethics, the review and approval of related party transactions was the responsibility of our management, and all of the transactions discussed under “Related Party Transactions” below have been approved by our management, subject to a conflicts of interest policy set forth in our employee handbook, pursuant to which all of our employees must avoid any situations where their personal outside interest could conflict, or even appear to conflict, with the interests of the Company. Although our management believes that the terms of the related party transactions described below are reasonable, it is possible that we could have negotiated more favorable terms for such transactions with unrelated third parties.
Gulfport Transaction and Investor Rights Agreement
On May 7, 2012, we entered into an agreement with Gulfport Energy Corporation, or Gulfport, in which we agreed to acquire from Gulfport, prior to the effectiveness of the registration statement relating to our initial public offering, all of Gulfport’s oil and natural gas properties in the Permian Basin in exchange for (i) shares of our common stock representing 35% of our common stock outstanding immediately prior to the closing of our initial public offering and (ii) approximately $63.6 million in the form of a non-interest bearing promissory note that was repaid in full upon the closing of our initial public offering. The Gulfport transaction was completed on October 11, 2012. The aggregate consideration payable to Gulfport was subject to a post-closing cash adjustment calculated to be approximately $18.6 million and paid to Gulfport in January 2013. Under the agreement, Gulfport is generally responsible for all liabilities and obligations with respect to its Permian Basin properties arising prior to the closing of the transaction and we are responsible for such liabilities and obligations arising after the closing of the transaction. At the closing of the Gulfport transaction, we entered into an investor rights agreement with Gulfport in which Gulfport was granted certain (i) demand and “piggyback” registration rights, (ii) director nomination rights and (iii) information rights. Mr. David Houston, one of our directors, was designated by Gulfport in accordance with its director nomination rights. Mike Liddell, who served as the Operating Member and Chairman of our subsidiary Diamondback O&G LLC (formerly known as Windsor Permian LLC) prior to the completion of our IPO, is the Chairman of the Board and a director of Gulfport and has a 10% interest in DB Holdings. Charles E. Davidson, the Chairman and Chief Investment Officer of Wexford Capital, beneficially owned approximately 13.3% of Gulfport’s outstanding common stock as of December 5, 2011 and approximately 9.5% as of March 13, 2012, which interest was reduced to less than 1% as of September 28, 2012.
Administrative Services
We entered into a shared services agreement, dated March 1, 2008, with Everest Operations Management LLC (formerly, Windsor Energy Resources LLC), or Everest, an entity controlled by Wexford Capital, our equity sponsor. Under this agreement, Everest provided us with administrative and payroll services and office space in Oklahoma City, Oklahoma and we reimbursed Everest in an amount determined by Everest’s management based on estimates of the amount of office space provided and the amount of its employees’ time spent performing services for us. The reimbursement amounts were determined based upon underlying salary costs of employees performing Company related functions, payroll, revenue or headcount relative to other companies managed by Everest, or specifically identified invoices processed, depending on the nature of the cost. The initial term of the shared services agreement with Everest was two years. Since the expiration of such two-year period on March 1, 2010, the agreement, by its terms, continued on a month-to-month basis until we discontinued all services under this shared services agreement prior to the closing of our IPO. For the year ended December 31, 2012, we incurred total costs to Everest of approximately $4.4 million, and at December 31, 2012, we owed $13,000 to Everest under this shared services agreement.
Effective January 1, 2012, we entered into a shared services agreement with Everest under which we provide Everest and, at its request, certain of its affiliates with consulting, technical and administrative services, including payroll, human resources administration, accounts payable and treasury services. The initial term of this shared services agreement is two years. Upon expiration of the initial term, the agreement will continue on a month-to-month basis until cancelled by either party upon thirty days’ prior written notice. Everest, or its affiliates, reimburse us for our dedicated employee time and administrative costs based on the pro rata share of time our employees spend performing these services, including pro rata benefits and bonuses of such employees. For the year ended December 31, 2012, Everest and its affiliates reimbursed us $2.1 million for services and overhead under this shared services agreement and, at December 31, 2012, Everest and its affiliates owed us $1,000.
Windsor Permian
In connection with the completion of our IPO, we acquired all the equity interests in Diamondback O&G LLC and Windsor UT LLC from Wexford Capital in exchange for 14,697,496 shares of our common stock.

Subordinated Note
Effective May 14, 2012, we issued a subordinated note to an affiliate of Wexford Capital pursuant to which, as amended, the Wexford Capital affiliate could, from time to time, advance up to an aggregate of $45.0 million. These advances were solely at the lender’s discretion and neither Wexford Capital nor any of its affiliates had any commitment or obligation to provide future capital support to us. The note bore interest at a rate equal to LIBOR plus 0.28% or 8% per annum, whichever was lower. Interest was due quarterly in arrears beginning on July 1, 2012. Interest payments were payable in kind by adding such amounts to the principal balance of this note. The unpaid principal balance and all accrued interest on the note were due and payable in full on January 31, 2015 or the earlier completion of our IPO. Any indebtedness evidenced by this note was subordinate in the right of payment to any indebtedness outstanding under our revolving credit facility. On September 30, 2012, there was $30.0 million in aggregate principal amount outstanding under this note. We repaid the outstanding borrowings under this note with a portion of the net proceeds of our IPO.
Drilling Services
Bison Drilling and Field Services LLC, or Bison, has performed drilling and field services for us under master drilling agreements and master field services agreements. These agreements are terminable by either party on 30 days’ prior written notice, although neither party will be relieved of its respective obligations arising from a drilling contract being performed prior to such termination. Bison was a wholly-owned subsidiary of Diamondback O&G LLC until March 31, 2011, when various entities controlled by Wexford Capital started contributing capital to Bison. These contributions aggregated $11.5 million and ultimately diluted Diamondback O&G LLC’s ownership interest to 52.2%. In September 2011, Diamondback O&G LLC sold a 25% interest in Bison to Gulfport for $6.0 million, subject to adjustment. At the time of the transaction, an affiliate of Wexford Capital beneficially owned approximately 13.3% of Gulfport’s common stock, but that ownership is now less than 1%. In April 2012, Gulfport increased its ownership interest in Bison to 40%. As a result of these transactions, Diamondback O&G LLC’s ownership interest in Bison was reduced to 22%, with the remaining equity interests in Bison held by Gulfport and various entities controlled by Wexford Capital. In June 2012, Diamondback O&G LLC distributed its remaining interest in Bison to its member, which are entities controlled by Wexford Capital. For the year ended December 31, 2012, we were billed $16.0 million by Bison for drilling services. We owed $120,000 to Bison as of December 31, 2012.
Midland Lease
We occupy our corporate headquarters in Midland, Texas under a five-year lease, effective May 15, 2011, with Fasken Midland, LLC, or Fasken, an entity controlled by an affiliate of Wexford Capital. During the year ended December 31, 2012, we paid $155,000 to Fasken under this lease. The current monthly rent of $11,284 under the lease will increase approximately 4% annually on June 1 of each year during the remainder of the lease term except on May 1, 2013 and June 1, 2013, our monthly rent under the lease will increase by approximately 9% and 3%, respectively. We are currently in discussions with Fasken to lease, beginning this fall, approximately 4,000 additional square feet of office space at our corporate headquarters for an initial base rent of approximately $8,000 per month.
Oklahoma City Lease
We occupy office space in Oklahoma City, Oklahoma under a sixty-seven month lease agreement, effective January 1, 2012, with Caliber Investment Group, LLC, or Caliber, an entity controlled by an affiliate of Wexford Capital. During the year ended December 31, 2012, we paid $329,000 to Caliber under this lease. Our monthly base rent will be $16,687 for the remainder of the lease term. We are also responsible for paying a portion of specified costs, fees and expenses associated with the operation of the premises. We are currently negotiating an amendment to this agreement with Caliber to lease additional square footage, which we anticipate would increase our monthly base rent by approximately $2,500.
Area of Mutual Interest and Related Agreements
Effective as of November 1, 2007, we and Gulfport entered into an area of mutual interest agreement to jointly acquire oil and gas leases in the Permian Basin. The agreement provides that each party must offer the other party the right to participate in 50% of each such acquisition. The parties also agreed, subject to certain exceptions, to share third-party costs and expenses in proportion to their respective participating interests and pay certain other fees as provided in the agreement. The agreement, which continued in force on a month-to-month basis, was terminated upon Gulfport’s contribution to us of its oil and gas properties located in the Permian Basin.
In connection with the area of mutual interest agreement, we, Gulfport and Windsor Energy Group, L.L.C., or Energy Group, an entity controlled by Wexford Capital, as the operator, entered into a joint development agreement, effective as of November 1, 2007, pursuant to which we and Gulfport agreed to develop certain jointly-held oil and gas leases in the Permian Basin and Energy Group agreed to act as the operator under the terms of a joint operating agreement, effective as of November 1, 2007. In the event either party had a majority interest in a prospect (as defined in the development agreement), the majority party could designate the operator of its choice. The parties agreed to designate Energy Group as the operator with respect to the contract area as provided in the joint operating agreement. As operator of these properties, Energy Group was responsible for the daily operations, monthly operation billings and monthly revenue disbursements for the properties in which we held an interest. Effective February 26, 2010, the agreement with Energy Group was terminated and we became the operator of these properties. Upon becoming operator effective February 26, 2010, we began providing joint interest billing services. For the year ended December 31, 2012, we billed Gulfport $46.4 million, and we billed an entity controlled by Wexford Capital $2.0 million for such services. At December 31, 2012, Gulfport owed us $0.7 million, and the Wexford Capital controlled entity owed us zero. Our joint development agreement with Gulfport was terminated in October 2012 upon Gulfport’s contribution to us of its oil and gas properties located in the Permian Basin.
Investment in Muskie Holdings LLC
During 2011, Diamondback O&G LLC purchased certain assets, real estate and rights in a lease covering land in Wisconsin that is prospective for mining oil and natural gas fracture grade sand for $4.2 million from an unrelated third party. On October 7, 2011, Diamondback O&G LLC contributed these assets, real estate and lease rights to a newly-formed entity, Muskie Holdings LLC, or Muskie, in exchange for a 48.6% equity interest. The remaining equity interests in Muskie are held 25% by Gulfport and 26.4% by entities controlled by Wexford Capital. Through additional contributions from the Wexford Capital-controlled entities to Muskie, Diamondback O&G LLC’s equity interest decreased to approximately 33%. In June 2012, Diamondback O&G LLC distributed its remaining interest in Muskie to its member, which is an entity controlled by Wexford Capital.
MidMar
We are party to a gas purchase agreement, dated May 1, 2009, as amended, with MidMar Gas LLC, or MidMar, an entity that owns a gas gathering system and processing plant in the Permian Basin. Under this agreement, MidMar is obligated to purchase from us, and we are obligated to sell to MidMar, all of the gas conforming to certain quality specifications produced from certain of our Permian Basin acreage. Following the expiration of the initial ten-year term, the agreement will continue on a year-to-year basis until terminated by either party on 30 days’ written notice. Under the gas purchase agreement, MidMar is obligated to pay us 87% of the net revenue received by MidMar for all components of our dedicated gas, including liquid hydrocarbons, and the sale of residue gas, in each case extracted, recovered or otherwise processed at MidMar’s gas processing plant, and 94.56% of the net revenue received by MidMar from the sale of such gas components and residue gas, extracted, recovered or otherwise processed at the Chevron Headlee plant. Travis D. Stice, our Chief Executive Officer, has served as a manager on MidMar’s board of managers since April 2011 and as Vice President and Secretary of MidMar since April 2012. An entity controlled by Wexford Capital in which Gulfport and certain entities controlled by Wexford Capital are members owns approximately a 28% equity interest in MidMar. The remaining equity interests in MidMar are owned by nonaffiliated third parties. For the year ended December 31, 2012, MidMar paid us $3.0 million, and at December 31, 2012, MidMar owed us $6,000 for our portion of the net proceeds from the sale of such gas products and residue gas by MidMar.
Advisory Services Agreement
During the period January 1, 2012 through October 11, 2012, Wexford Capital provided certain professional services to us, for which we were billed approximately $0.2 million. On October 11, 2012, we entered into an advisory services agreement with Wexford Capital under which Wexford Capital agreed to provide us with general financial and strategic advisory services related to our business in return for an annual fee of $500,000, plus reasonable out-of-pocket expenses. This agreement has a term of two years and will continue for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. The agreement may be terminated at any time by either party upon 30 days’ prior written notice. In the event we terminate the agreement, we are obligated to pay all amounts due through the remaining term of the agreement. In addition, in this agreement we have agreed to pay Wexford Capital to-be-negotiated market-based fees approved by our independent directors for such services as may be provided by Wexford Capital at our request in connection with future acquisitions and divestitures, financings or other transactions in which we may be involved. The services provided by Wexford Capital under the advisory services agreement will not extend to our day-to-day business or operations. In this agreement, we have agreed to indemnify Wexford Capital and its affiliates from any and all losses arising out of or in connection with the agreement except for losses resulting from Wexford Capital’s or its affiliates’ gross negligence or willful misconduct.
Registration Rights
We have entered into a registration rights agreement with DB Holdings and an investor rights agreement with Gulfport. Under these agreements, each of DB Holdings and Gulfport has certain demand and “piggyback” registration rights.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Grant Thornton LLP served as our independent auditors for the fiscal year ended December 31, 2012.
Audit services of Grant Thornton for fiscal 2012 included an audit of our consolidated financial statements and services related to periodic filings made with the SEC. Additionally, Grant Thornton provided certain services related to the consolidated quarterly reports and annual and other periodic reports, registration statements and comfort letters and other services as described below.
Grant Thornton’s fees for professional services totaled $193,000 for 2011 and $936,000 for 2012. Grant Thornton’s fees for professional services included the following:

•
Audit Fees – aggregate fees for audit services, which relate to the fiscal year consolidated audit, quarterly reviews, registration statements, and comfort letters were $179,000 in 2011 and $904,000 in 2012.

•	Audit-Related Fees – aggregate fees for audit-related services were zero in 2011 and 2012.

•	Tax Fees– aggregate fees for tax services, consisting of tax return compliance, tax advice and tax planning, were $14,000 in 2011 and $32,000 in 2012.

•	All Other Fees – aggregate fees for all other services, were zero in 2011 and 2012.
It is our audit committee’s policy to pre-approve all audit, audit related and permissible non-audit services rendered to us by our independent auditor. Consistent with such policy, all of the fees listed above that we incurred for services rendered by Grant Thornton LLP subsequent to our initial public offering in October 2012 and the formation of our audit committee were pre-approved by our audit committee.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)     Documents included in this report:

3. Exhibits:

The Exhibit Index of the Original Filing and the exhibits listed in the Exhibit Index beginning on E-1 of this Amendment are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMONDBACK ENERGY, INC.

Date:	April 10, 2013	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer and Director

S-1

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

10.35
First Amendment to Master Field Services Agreement, dated as of February 21, 2013, by and between
Diamondback E&P LLC and Bison Drilling and Field Services LLC (incorporated by reference to Exhibit 10.35 to the Form 10-K, File No. 001-35700, filed by the Company with the SEC on March 1, 2013).

10.36*+	Amended and Restated Employment Agreement dated as of August 20, 2012, by and between Michael Hollis and Windsor Permian LLC.
10.37*+
First Amendment effective as of January 1, 2013 to the Amended and Restated Employment Agreement dated as of August 20, 2012 by and between Michael Hollis and Windsor Permian LLC, as subsequently assigned to Diamondback E&P LLC.

10.38*+	Form of Amendment to Restricted Stock Unit Certificate.
10.39*	Lease Amendment No. 6 effective May 1, 2013 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Windsor Permian LLC.
21.1	List of Significant Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Form 10-K, File No. 001-35700, filed by the Company with the SEC on March 1, 2013).
31.1
Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 31.1 to the Form 10-K, File No. 001-35700, filed by the Company with the SEC on March 1, 2013).

31.2
Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (incorporated by reference to Exhibit 32.1 to the Form 10-K, File No. 001-35700, filed by the Company with the SEC on March 1, 2013).

Exhibit Number	Description
31.3*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.4*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1
Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2
Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code (incorporated by reference to Exhibit 32.2 to the Form 10-K, File No. 001-35700, filed by the Company with the SEC on March 1, 2013).

99.1	Report of Ryder Scott Company, L.P. (incorporated by reference to Exhibit 99.1 to the Form 10-K, File No. 001-35700, filed by the Company with the SEC on March 1, 2013).
101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101.INS to the Form 10-K, File No. 001-35700, filed by the Company with the SEC on March 1, 2013).
101.SCH	XBRL Taxonomy Extension Schema Document (incorporated by reference to Exhibit 101.SCH to the Form 10-K, File No. 001-35700, filed by the Company with the SEC on March 1, 2013).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (incorporated by reference to Exhibit 101.CAL to the Form 10-K, File No. 001-35700, filed by the Company with the SEC on March 1, 2013).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101.DEF to the Form 10-K, File No. 001-35700, filed by the Company with the SEC on March 1, 2013).
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (incorporated by reference to Exhibit 101.LAB to the Form 10-K, File No. 001-35700, filed by the Company with the SEC on March 1, 2013).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the Form 10-K, File No. 001-35700, filed by the Company with the SEC on March 1, 2013).
_______________

*	Filed herewith.

+	Management contract, compensatory plan or arrangement.

E-4