Form 10-Q
period 2013-03-31
Diamondback Energy, Inc.
filed 2013-05-09
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2013, 36,986,532 shares of the registrant’s common stock were outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this quarterly report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this quarterly report on Form 10–Q and detailed under Part II, Item 1A. Risk Factors in this report and our Annual Report on Form 10–K for the year ended December 31, 2012 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements.

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

Diamondback Energy, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,516,000	$26,358,000
Accounts receivable:
Joint interest and other	6,396,000	5,959,000
Oil and natural gas sales	12,354,000	8,081,000
Related party	928,000	772,000
Inventories	6,247,000	6,195,000
Deferred income taxes	1,205,000	1,857,000
Derivative instruments	914,000	—
Prepaid expenses and other	956,000	1,053,000
Total current assets	34,516,000	50,275,000

Property and equipment
Oil and natural gas properties, based on the full cost method of accounting ($117,361,000 and $121,245,000 excluded from amortization at March 31, 2013 and December 31, 2012, respectively)	766,706,000	697,742,000
Other property and equipment	2,677,000	2,337,000
Accumulated depletion, depreciation, amortization and impairment	(156,570,000)	(145,837,000)
	612,813,000	554,242,000

Derivative instruments–long term	169,000	—
Other assets	965,000	2,184,000
Total assets	$648,463,000	$606,701,000
Liabilities and Stockholders’ Equity/Members’ Equity
Current liabilities:
Accounts payable trade	$8,485,000	$12,141,000
Accounts payable-related party	271,000	18,813,000
Accrued capital expenditures	45,164,000	29,397,000
Other accrued liabilities	14,431,000	10,649,000
Revenues and royalties payable	3,378,000	3,270,000
Derivative instruments	4,462,000	4,817,000
Note payable-short term	145,000	145,000
Total current liabilities	76,336,000	79,232,000

Note payable–long term	157,000	193,000
Note payable–credit facility–long term	36,500,000	—
Derivative instruments-long term	—	388,000
Asset retirement obligations-long term	2,230,000	2,125,000
Deferred income taxes-noncurrent	65,206,000	62,695,000
Total liabilities	180,429,000	144,633,000
Contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 36,986,532 issued and outstanding at March 31, 2013; 36,986,532 issued and outstanding at December 31, 2012	370,000	370,000
Additional paid-in capital	514,342,000	513,772,000
Accumulated deficit	(46,678,000)	(52,074,000)
Total stockholders’ equity	468,034,000	462,068,000
Total liabilities and stockholders’ equity	$648,463,000	$606,701,000
See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Combined Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Oil sales	$25,253,000	$14,646,000
Natural gas sales	739,000	192,000
Natural gas sales - related party	412,000	155,000
Natural gas liquid sales	1,822,000	734,000
Natural gas liquid sales - related party	683,000	624,000
Total revenues	28,909,000	16,351,000
Costs and expenses:
Lease operating expenses	5,233,000	2,221,000
Lease operating expenses - related party	202,000	568,000
Production taxes	1,351,000	741,000
Production taxes - related party	76,000	56,000
Gathering and transportation	75,000	17,000
Gathering and transportation - related party	58,000	50,000
Depreciation, depletion and amortization	10,738,000	4,757,000
General and administrative expenses	2,185,000	475,000
General and administrative expenses - related party	286,000	709,000
Asset retirement obligation accretion expense	43,000	20,000
Total costs and expenses	20,247,000	9,614,000
Income from operations	8,662,000	6,737,000
Other income (expense)
Interest income	—	1,000
Interest expense	(485,000)	(881,000)
Other income - related party	389,000	425,000
Loss on derivative instruments	(8,000)	(4,792,000)
Loss from equity investment	—	(13,000)
Total other income (expense), net	(104,000)	(5,260,000)
Income before income taxes	8,558,000	1,477,000
Provision for income taxes
Deferred income tax provision	3,162,000	—
Net income	$5,396,000	$1,477,000

Earnings per common share
Basic	$0.15
Diluted	$0.15
Weighted average common shares outstanding
Basic	37,059,071
Diluted	37,205,690

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Combined Consolidated Statements of Operations - Continued
(Unaudited)

Three Months Ended
March 31, 2012
Pro forma information
Income before income taxes, as reported	$1,477,000
Pro forma provision for income taxes	527,000
Pro forma net income	$950,000
Pro forma earnings per common share - basic and diluted	$0.06
Pro forma weighted average common shares outstanding - basic and diluted	14,697,496

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance December 31, 2012	36,986,532	$370,000	$513,772,000	$(52,074,000)	$462,068,000

Stock-based compensation	—	$—	$570,000	$—	$570,000
Net income	—	$—	$—	$5,396,000	$5,396,000
Balance March 31, 2013	36,986,532	$370,000	$514,342,000	$(46,678,000)	$468,034,000

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Combined Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$5,396,000	$1,477,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	3,162,000	—
Asset retirement obligation accretion expense	43,000	20,000
Depreciation, depletion, and amortization	10,738,000	4,757,000
Amortization of debt issuance costs	153,000	105,000
Change in fair value of derivative instruments	(1,537,000)	4,792,000
Loss from equity investment	—	13,000
Equity-based compensation expense	655,000	291,000
Gain on sale of assets	(9,000)	(2,000)
Changes in operating assets and liabilities:
Accounts receivable	(8,393,000)	(3,355,000)
Accounts receivable-related party	3,908,000	10,307,000
Inventories	(89,000)	812,000
Prepaid expenses and other	(415,000)	(57,000)
Accounts payable and accrued liabilities	3,243,000	(682,000)
Accounts payable and accrued liabilities-related party	(108,000)	(210,000)
Revenues and royalties payable	108,000	1,234,000
Revenues and royalties payable-related party	—	50,000
Net cash provided by operating activities	16,855,000	19,552,000
Cash flows from investing activities:
Additions to oil and natural gas properties	(50,094,000)	(28,950,000)
Additions to oil and natural gas properties-related party	(4,868,000)	(3,021,000)
Acquisition of Gulfport properties	(18,550,000)	—
Purchase of other property and equipment	(302,000)	(194,000)
Proceeds from sale of property and equipment	9,000	2,000
Settlement of non-hedge derivative instruments	(289,000)	(2,289,000)
Receipt on derivative margins	—	929,000
Net cash used in investing activities	(74,094,000)	(33,523,000)
Cash flows from financing activities:
Proceeds from borrowings on credit facility	36,500,000	12,490,000
Debt issuance costs	—	(9,000)
Initial public offering costs	(103,000)	(234,000)
Contributions by members	—	4,008,000
Net cash provided by financing activities	36,397,000	16,255,000

Net increase (decrease) in cash and cash equivalents	(20,842,000)	2,284,000
Cash and cash equivalents at beginning of period	26,358,000	6,959,000
Cash and cash equivalents at end of period	$5,516,000	$9,243,000

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Combined Consolidated Statements of Cash Flows - Continued
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$141,000	$765,000
Supplemental disclosure of non-cash transactions:
Asset retirement obligation incurred	$62,000	$37,000

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.    DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Organization and Description of the Business
Diamondback Energy, Inc. (“Diamondback” or the “Company”) together with its subsidiaries, is an independent oil and gas company currently focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. Diamondback was incorporated in Delaware on December 30, 2011, and did not conduct any material business operations until October 11, 2012 when Diamondback merged with its parent entity, Diamondback Energy LLC, with Diamondback continuing as the surviving entity (the “Merger”). Prior to the Merger, Diamondback Energy LLC was a holding company and did not conduct any material business operations other than its ownership of the Diamondback’s common stock and the membership interests in Diamondback O&G LLC (formerly known as Windsor Permian LLC, or “Windsor Permian”). As a result of the Merger, Windsor Permian became a wholly-owned subsidiary of Diamondback. Also on October 11, 2012, Wexford Capital LP (“Wexford”), our equity sponsor, caused all of the outstanding equity interests in Windsor UT LLC (“Windsor UT”) to be contributed to Windsor Permian prior to the Merger in a transaction referred to as the “Windsor UT Contribution”. The Windsor UT Contribution was treated as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests. We refer to the historical results of Windsor Permian and Windsor UT prior to October 11, 2012 as our “Predecessors”.
Immediately after the Merger on October 11, 2012, Diamondback acquired from Gulfport Energy Corporation (“Gulfport”) all of its oil and natural gas interests in the Permian Basin (the “Gulfport properties”) in exchange for shares of Diamondback common stock and a promissory note in a transaction referred to as the Gulfport transaction. The Gulfport transaction was treated as a business combination accounted for under the acquisition method of accounting with the identifiable assets and liabilities recognized at fair value on the date of transfer. See Note 3—Acquisitions for information regarding the acquisition.
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
In the first quarter of 2013, Windsor UT merged with and into Windsor Permian and Windsor Permian, the surviving entity in the merger, was renamed Diamondback O&G LLC, or Diamondback O&G.
Basis of Presentation
These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10–Q should be read in conjunction with the Company’s most recent Annual Report on Form 10–K for the fiscal year ended December 31, 2012, which contains a summary of the Company’s significant accounting policies and other disclosures.
Transfers of a business between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information. As discussed above, the Windsor UT Contribution was accounted for as a transaction between entities under common control. Thus, the accompanying consolidated financial statements and related notes of the Company have been retrospectively adjusted to include the historical results of Windsor UT at historical carrying values and its operations prior to October 11, 2012, the effective date of the Windsor UT Contribution. The accompanying financial statements and related notes presented herein represent the combined results of operations and cash flows of our Predecessors through October 11, 2012, and the Company and its wholly-owned subsidiaries consolidated

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

financial position, results of operations, cash flows and equity subsequent to October 11, 2012. All intercompany balances and transactions are eliminated in consolidation.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
Certain amounts included in or affecting the Company’s consolidated financial statements and related disclosures must be estimated by management, requiring certain assumptions to be made with respect to values or conditions that cannot be known with certainty at the time the consolidated financial statements are prepared. These estimates and assumptions affect the amounts the Company reports for assets and liabilities and the Company’s disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from those estimates.
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
Unaudited Pro Forma Income Taxes
Diamondback was formed as a holding company on December 30, 2011, and did not conduct any material business operations prior to the Merger. Diamondback is a C-Corp under the Internal Revenue Code and is subject to income taxes. The Company computed a pro forma income tax provision as if the Company and our Predecessors were subject to income taxes since December 31, 2011. The pro forma tax provision has been calculated at a rate based upon a federal corporate level tax rate and a state tax rate, net of federal benefit, incorporating permanent differences.
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
3.    ACQUISITIONS
On October 11, 2012, we completed the acquisition of Gulfport’s oil and natural gas interests in the Permian Basin. The following unaudited summary pro forma combined consolidated statement of operations data of Diamondback for the three months ended March 31, 2012 has been prepared to give effect to the acquisition as if it had occurred on January 1, 2011. The pro forma data are not necessarily indicative of financial results that would have been attained had the acquisition occurred on January 1, 2011. The pro forma data also necessarily exclude various operation expenses related to the Gulfport properties and the financial statements should not be viewed as indicative of operations in future periods.

	Three Months Ended
	March 31, 2012
	(Pro Forma)
Pro forma total revenues	$23,621,000
Pro forma income from operations	9,286,000
Pro forma net income	4,026,000	(1)
(1) This amount does not include a pro forma income tax provision relating to becoming subject to income taxes as a result of the Merger.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

4.    PROPERTY AND EQUIPMENT
Property and equipment includes the following:

	March 31,	December 31,
	2013	2012
Oil and natural gas properties:
Subject to depletion	$649,345,000	$576,497,000
Not subject to depletion-acquisition costs
Incurred in 2013	864,000	—
Incurred in 2012	112,647,000	117,395,000
Incurred in 2011	1,670,000	1,670,000
Incurred in 2010	1,647,000	1,647,000
Incurred in 2009	533,000	533,000
Total not subject to depletion	117,361,000	121,245,000

Gross oil and natural gas properties	766,706,000	697,742,000
Less accumulated depreciation, depletion, amortization and impairment	(155,658,000)	(145,102,000)
Oil and natural gas properties, net	611,048,000	552,640,000

Other property and equipment	2,677,000	2,337,000
Less accumulated depreciation	(912,000)	(735,000)
Other property and equipment, net	1,765,000	1,602,000

Property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$612,813,000	$554,242,000
The average depletion rate per barrel equivalent unit of production was $24.50 and $23.22 for the three months ended March 31, 2013 and 2012, respectively. Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All internal costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized internal costs were approximately $797,000 and $692,000 for the three months ended March 31, 2013 and 2012, respectively. Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The inclusion of the Company’s unevaluated costs into the amortization base is expected to be completed within three to five years.

5.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Company’s asset retirement obligation liability for the following periods:

	Three Months Ended
	March 31,
	2013	2012
Asset retirement obligation, beginning of period	$2,145,000	$1,104,000
Additional liability incurred	62,000	37,000
Accretion expense	43,000	20,000
Asset retirement obligation, end of period	2,250,000	1,161,000
Less current portion	20,000	—
Asset retirement obligations - long-term	$2,230,000	$1,161,000
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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

existing asset retirement obligation liability, a corresponding adjustment is made to the oil and natural gas property balance.
6.    EQUITY METHOD INVESTMENTS
Bison Drilling and Field Services LLC
On November 15, 2010, the Company formed a wholly owned subsidiary, Bison Drilling and Field Services LLC (“Bison”), formerly known as Windsor Drilling LLC. In addition, on March 2, 2010, the Company formed a wholly owned subsidiary, West Texas Field Services LLC, which, on January 1, 2011, contributed all of its assets and liabilities to Bison and West Texas Field Services LLC was subsequently dissolved on June 12, 2012. Bison owns and operates drilling rigs and various oil and natural gas well servicing equipment.
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
The Company had a 27% ownership interest in Bison at March 31, 2012. As of June 15, 2012, the Company distributed its remaining interest in Bison to an entity which is controlled and managed by Wexford. As the transaction was between entities under common control, the Company recognized the distribution of $6,437,000 as an equity transaction. Bison continues to be a related party with the Company.
Muskie Holdings LLC
During 2011, the Company paid approximately $4,200,000 for land and various other capital items related to the land. On October 7, 2011, the Company contributed these assets to a newly formed entity, Muskie Holdings LLC (“Muskie”), a Delaware limited liability company now known as Muskie Proppant LLC, for a 48.6% equity interest. Through additional contributions to Muskie from a related party and various Wexford portfolio companies, the Company’s interest in Muskie decreased to 34% as of March 31, 2012. Muskie generated a loss during the three months ended March 31, 2012 and the Company recorded its share of this loss.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

As of June 15, 2012, the Company distributed its remaining interest in Muskie to an entity which is controlled and managed by Wexford. As the transaction was between entities under common control, the Company recognized the distribution of $4,067,000 as an equity transaction. Muskie continues to be a related party with the Company.
7.    DEBT
Credit Facility-Wells Fargo Bank
On October 15, 2010, the Company entered into a secured loan agreement with BNP Paribas (“BNP”) as the administrative agent, sole book runner and lead arranger providing for a revolving credit facility. On May 10, 2012, the revolving credit agreement was amended to provide for the resignation of BNP, and the appointment of Wells Fargo Bank, National Association, as administrative agent for the lenders. The loan agreement, as amended, provides for a $250.0 million revolving credit facility subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on our oil and natural gas reserves (the “borrowing base”). The outstanding borrowings bear interest at a rate elected by the Company that is based on the prime, LIBOR or federal funds rate plus margins ranging from 1.25% to 3.50% depending on the base rate used and the amount of the loan outstanding in relation to the borrowing base.
Principal may be optionally repaid from time to time and is required to be paid (i) if the loan amount exceeds the borrowing base and (ii) at the maturity date of October 15, 2014. The Company is obligated to pay, quarterly, a commitment fee equal to 0.5% per year of the unused portion of the borrowing base. The loan is secured by substantially all of the Company’s assets. The borrowing base is re-determined semi-annually with effective dates of April 1st and October 1st (a “scheduled redetermination”). In addition, the Company may request an additional three redeterminations of the borrowing base during any 12 months period. The borrowing base was $100.0 million at December 31, 2011. The borrowing base increased throughout 2012 through various redeterminations and at December 31, 2012 and March 31, 2013, the borrowing base was $135.0 million. In connection with the IPO, the Company repaid all outstanding borrowings under its revolving credit facility and, as of December 31, 2012, had no outstanding borrowings. As of March 31, 2013, the Company had outstanding borrowings of $36.5 million which bore a weighted average interest rate of 3.71%.
The revolving credit agreement contains various affirmative and restrictive covenants. These covenants, among other things, prohibit additional indebtedness, sales of assets, mergers and consolidations, dividends and distributions, and changes in management and require the maintenance of various financial ratios defined below.
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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

As of September 28, 2012, the second amendment to the amended and restated credit agreement was executed, which among other things provided for an increase in permitted subordinated debt in a maximum principal amount not to exceed $45.0 million, waived compliance with the Company’s current ratio covenant for the quarter ending September 30, 2012 and increased the aggregate limitation on lease payments during any period of 12 months consecutive calendar months from $250,000 to $550,000.

As of March 31, 2013 and December 31, 2012, the Company was in compliance with all financial covenants under the revolving credit facility. The lenders may accelerate all of the indebtedness under the revolving credit facility upon the occurrence of any event of default unless the Company cures any such default within any applicable grace period. For payments of principal and interest under the revolving credit facility, the Company generally has a three business day grace period, and a 30-day cure period for most covenant defaults, but not for defaults of certain specific covenants, including the financial covenants and negative covenants.
Note Payable
The Company entered into an installment payment contract with EMC Corporation for the purchase of computer equipment. The contract is payable in equal installments over a period of 36 months. As of March 31, 2013 and December 31, 2012, the Company had amounts outstanding under this note of $302,000 and $338,000, respectively.

8.    EARNINGS PER SHARE & PRO FORMA EARNINGS PER SHARE

Earnings Per Share
The Company’s basic earnings per share amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended March 31, 2013
			Per
	Income	Shares	Share
Basic:
Net income attributable to common stock	$5,396,000	37,059,071	$0.15
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable	$—	146,619
Diluted:
Net income attributable to common stock	$5,396,000	37,205,690	$0.15

Pro Forma Earnings Per Share
The Company’s pro forma basic earnings per share amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period, as if the common shares issued upon the Merger were outstanding for the entire year. A reconciliation of the components of pro forma basic and diluted earnings per common share is presented in the table below:

	Three Months Ended March 31, 2012
			Per
	Income	Shares	Share
Basic:
Pro forma net income attributable to common stock	$950,000	14,697,496	$0.06
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable	$—	—
Diluted:
Pro forma net income attributable to common stock	$950,000	14,697,496	$0.06

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

9.    STOCK AND EQUITY BASED COMPENSATION
For the three months ended March 31, 2013 and 2012, the Company incurred $656,000 and $291,000, respectively, of stock and equity based compensation, of which the Company capitalized $197,000 and $107,000, respectively, pursuant to the full cost method of accounting for oil and natural gas properties.
The following table presents the Company’s stock option activity under the 2012 Plan for the three months ended March 31, 2013.

		Weighted Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(In years)
Outstanding at December 31, 2012	850,000	$17.50
Granted	—	$—
Exercised	—	$—
Expired/Forfeited	—	$—
Outstanding at March 31, 2012	850,000	$17.50	3.33	7,939,000

Vested and Expected to vest at March 31, 2013	850,000	$17.50	3.33	$7,939,000
Exercisable at March 31, 2013	212,500	$17.50	3.30	$1,985,000
As of March 31, 2013, the unrecognized compensation cost related to unvested stock options was $2,220,000. Such cost is expected to be recognized over a weighted-average period of 2.3 years.
The following table presents the Company’s restricted stock awards and units activity under the 2012 Plan for the three months ended March 31, 2013.

Weighted Average
	Restricted Stock	Grant-Date
	Awards & Units	Fair Value
Unvested at December 31, 2012	206,507	$17.50
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at March 31, 2013	206,507	$17.50
As of March 31, 2013, the Company’s unrecognized compensation cost related to unvested restricted stock awards and units was $2,901,000. Such cost is expected to be recognized over a weighted-average period of 2.3 years.
10.    RELATED PARTY TRANSACTIONS

Administrative Services
An entity under common management provided technical, administrative and payroll services to the Company under a shared services agreement which began March 1, 2008. Through December 31, 2011, amounts charged to the Company included those costs directly attributable to the Company as well as indirect costs allocated to the Company. The reimbursement amount for indirect costs is determined by the affiliate’s management based on estimates of time devoted to the Company. The initial term of this shared service agreement was two years. Since the expiration of such two-year period on March 1, 2010, the agreement by its terms, continued on a month-to-month basis. For the three months ended March 31, 2013 and 2012, the Company incurred total costs of $58,000 and $2,450,000, respectively. Costs incurred unrelated to drilling activities are expensed and costs incurred in the acquisition, exploration and development of proved oil and natural gas properties have been capitalized. The expensed costs were partially offset in general and administrative expenses by overhead reimbursements of

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

$539,000 for the three months ended March 31, 2012. As of March 31, 2013 and December 31, 2012, the Company owed the administrative services affiliate $25,000 and $13,000, respectively. These amounts are included in accounts payable-related party in the accompanying consolidated balance sheets.

Effective January 1, 2012, the Company entered into an additional shared services agreement with this entity. Under this agreement, the Company provides this entity and, at its request, certain affiliates, with consulting, technical and administrative services. The initial term of the additional shared services agreement is two years. Upon expiration of the initial term the agreement will continue on a month-to-month basis until canceled by either party upon thirty days prior written notice. Costs that are attributable to and billed to other affiliates are reported as other income-related party. For the three months ended March 31, 2013 and 2012, the affiliate reimbursed the Company $389,000 and $450,000, respectively, for services under the shared services agreement. As of March 31, 2013 and December 31, 2012, the affiliate owed the Company no amounts and $1,000, respectively. These amounts are included in accounts receivable-related party in the accompanying consolidated balance sheets.
Operating Services
The Company is the operator of substantially all of its properties. As operator of these properties, the Company is responsible for the daily operations, monthly operation billings and monthly revenue disbursements for the properties.
As of March 31, 2013 and December 31, 2012, amounts due from an affiliate related to joint interest billings and included in accounts receivable-related party in the accompanying consolidated balance sheets were $916,000 and $742,000, respectively.
Drilling Services
Bison has performed drilling and field services for the Company under master drilling and field service agreements. Under the Company’s most recent master drilling agreement with Bison, effective as of January 1, 2013, Bison committed to accept orders from the Company for the use of at least two of its rigs. At March 31, 2013, Bison was providing drilling services to the Company using two of its rigs. This master drilling agreement is terminable by either party on 30 days prior written notice, although neither party will be relieved of its respective obligations arising from a drilling contract being performed prior to the termination of the master drilling agreement. The Company owed Bison no amounts as of March 31, 2013 and $120,000 as of December 31, 2012.
MidMar
The Company is party to a gas purchase agreement, dated May 1, 2009, as amended, with MidMar Gas LLC (“MidMar”), an entity affiliated with Wexford that owns a gas gathering system and processing plant in the Permian Basin. Under this agreement, MidMar is obligated to purchase from the Company, and the Company is obligated to sell to MidMar, all of the gas conforming to certain quality specifications produced from certain of the Company’s Permian Basin acreage. Following the expiration of the initial ten year term, the agreement will continue on a year-to-year basis until terminated by either party on 30 days’ written notice. Under the gas purchase agreement, MidMar is obligated to pay the Company 87% of the net revenue received by MidMar for all components of the Company’s dedicated gas, including the liquid hydrocarbons, and the sale of residue gas, in each case extracted, recovered or otherwise processed at MidMar’s gas processing plant, and 94.56% of the net revenue received by MidMar from the sale of such gas components and residue gas, extracted, recovered or otherwise processed at Chevron’s Headlee plant. The Company recognized revenues from Midmar of $1,095,000 and $779,000 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, MidMar owed the Company $12,000 and $6,000, respectively, for the Company’s portion of the net proceeds from the sale of gas, gas products and residue gas.
Sand Supply
Muskie, an entity affiliated with Wexford, holds certain rights in a lease covering land in Wisconsin for mining oil and natural gas fracture grade sand. The Company began purchasing sand from Muskie in March 2013. The Company incurred costs of $234,000 for the three months ended March 31, 2013. As of March 31, 2013, the Company owed Muskie $213,000.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Midland Lease
Effective May 15, 2011, the Company occupied corporate office space in Midland, Texas under a lease with a five-year term. The office space is owned by an entity controlled by an affiliate of Wexford. The Company paid $38,000 and $32,000, during the three months ended March 31, 2013 and 2012, respectively. The current monthly rent under the lease will increase approximately 4% annually on June 1 of each year during the lease term except on May 1, 2013 and June 1, 2013, our monthly rent under the lease will increase by approximately 9% and 3%, respectively.
Oklahoma City Lease
Effective January 1, 2012, the Company occupied corporate office space in Oklahoma City, Oklahoma under a lease with a 67 month term. The office space is owned by an entity controlled by an affiliate of Wexford. The Company paid $53,000 and $124,000 during the three months ended March 31, 2013 and 2012, respectively. The monthly rent under the lease increased 9% on August 1, 2012 with no further escalations for the remaining term of the lease.
Advisory Services Agreement & Professional Services from Wexford
The Company entered into an advisory services agreement (the “Advisory Services Agreement”) with Wexford, dated as of October 11, 2012, under which Wexford provides the Company with general financial and strategic advisory services related to the business in return for an annual fee of $500,000, plus reasonable out-of-pocket expenses. The Advisory Services Agreement has a term of two years commencing on October 18, 2012, and will continue for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. In the event the Company terminates such agreement, it is obligated to pay all amounts due through the remaining term. In addition, the Company agreed to pay Wexford to-be-negotiated market-based fees approved by the Company’s independent directors for such services as may be provided by Wexford at the Company’s request in connection with future acquisitions and divestitures, financings or other transactions in which the Company may be involved. The services provided by Wexford under the Advisory Services Agreement do not extend to the Company’s day-to-day business or operations. The Company has agreed to indemnify Wexford and its affiliates from any and all losses arising out of or in connection with the Advisory Services Agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct. The Company incurred total costs of $125,000 during the three months ended March 31, 2013 under the Advisory Services Agreement. Wexford provides certain professional services to the Company, for which the Company incurred total costs of $13,000 and $37,000 during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, the Company owed Wexford $12,000 and $113,000, respectively. These amounts are included in accounts payable-related party in the accompanying consolidated balance sheets.

11. DERIVATIVES

All derivative financial instruments are recorded at fair value. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the realized and unrealized changes in fair value in the combined consolidated statements of operations under the caption “Gain (loss) on derivative instruments.”

The Company has used price swap contracts to reduce price volatility associated with certain of its oil sales. With respect to the Company’s fixed price swap contracts, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is less than the swap price, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. The Company’s derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate pricing or Inter–Continental Exchange (“ICE”) pricing for Brent crude oil. The counterparties to the Company’s derivative contracts are BNP Paribas and Wells Fargo Bank, N.A., who the Company believes are acceptable credit risks.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

As of March 31, 2013, the Company had the following open crude oil derivative positions with respect to future production as set forth in the tables below.

Crude Oil—NYMEX West Texas Intermediate Fixed Price Swap

Production Period	Volume (Bbls)	Fixed Swap Price
April–December 2013	275,000	$80.55

Crude Oil—ICE Brent Fixed Price Swap

Production Period	Volume (Bbls)	Fixed Swap Price
May–December 2013	245,000	$109.70
January–April 2014	120,000	109.70

The fair value of swaps is generally determined using established index prices and other sources which are based upon, among other things, futures prices and time to maturity. These fair values are recorded by netting asset and liability positions that are with the same counterparty and are subject to contractual terms which provide for net settlement. The net amounts are classified as current or noncurrent based on their anticipated settlement dates. The net fair value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

	March 31,	December 31,
	2013	2012
Current Assets: Derivative instruments	$914,000	$—
Noncurrent Assets: Derivative instruments	169,000	—
Total Assets	$1,083,000	$—

Current Liabilities: Derivative instruments	$4,462,000	$4,817,000
Noncurrent Liabilities: Derivative instruments	—	388,000
Total Liabilities	$4,462,000	$5,205,000

The following table presents the netting offsets of the Company’s derivative assets and liabilities as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Derivative assets:
Crude Oil—ICE Brent Fixed Price Swap	$1,083,000	$—	$1,083,000

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
Derivative liabilities:
Crude Oil—NYMEX West Texas Intermediate Fixed Price Swap	$4,462,000	$—	$4,462,000

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

	December 31, 2012
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
Derivative liabilities:
Crude Oil—NYMEX West Texas Intermediate Fixed Price Swap	$5,205,000	$—	$5,205,000
None of the Company’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following summarizes the loss on derivative instruments included in the combined consolidated statements of operations:

	Three Months Ended March 31,
	2013	2012
Unrealized gain (loss) on open non-hedge derivative instruments	$1,535,000	$(3,427,000)
Loss on settlement of non-hedge derivative instruments	(1,543,000)	(1,365,000)
Loss on derivative instruments	$(8,000)	$(4,792,000)

12.    FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.
The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The Company’s assessment of the significance of a particular input to the fair value measurements requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy. The Company uses appropriate valuation techniques based on available inputs to measure the fair values of its assets and liabilities.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Certain assets and liabilities are reported at fair value on a recurring basis, including the Company’s derivative instruments. The fair values of the Company’s fixed price crude oil swaps are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes, and time to maturity. These valuations are Level 2 inputs.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

	Fair value measurements at March 31, 2013 using:
	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Fixed price swaps	$—	$1,083,000	$—	$1,083,000
Liabilities:
Fixed price swaps	—	4,462,000	—	4,462,000

	Fair value measurements at December 31, 2012 using:
	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Liabilities:
Fixed price swaps	$—	$5,205,000	$—	$5,205,000

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated financial statements.

	March 31, 2013		December 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Debt:
Revolving credit facility	$36,500,000	$36,500,000	$—	$—
Note payable	302,000	278,000	338,000	305,000
The fair value of the revolving credit facility approximates its carrying value based on borrowing rates available to the Company for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy.

The fair value of the note payable is determined using internal discounted cash flow calculations based on the interest rate and payment terms of the note payable. The fair value of the note payable is classified as Level 3 in the fair value hierarchy.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

14.    SUBSEQUENT EVENTS
On April 10, 2013, the Company filed a Registration Statement on Form S-1 for a follow-on public offering of the Company’s common stock.

The borrowing base under the Company’s revolving credit facility was increased to $180.0 million in May 2013 in connection with the Company’s spring redetermination.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10–Q as well as our audited combined consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2012. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See “Part II, Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements”.

Overview

We are an independent oil and natural gas company focused on the acquisition, development, exploration and exploitation of unconventional, long-life, onshore oil and natural gas reserves in the Permian Basin in West Texas. Our activities are primarily directed at the Clearfork, Spraberry, Wolfcamp, Cline, Strawn and Atoka formations which we refer to as the Wolfberry play. We intend to grow our reserves and production through development drilling, exploitation and exploration activities on our multi-year inventory of identified potential drilling locations and through acquisitions that meet our strategic and financial objectives, targeting oil-weighted reserves. Substantially all of our revenues are generated through the sale of oil, natural gas liquids and natural gas production. Our production was approximately 70% oil, 17% natural gas liquids and 13% natural gas for the three months ended March 31, 2013, and was approximately 75% oil, 14% natural gas liquids and 11% natural gas for the three months ended March 31, 2012. On March 31, 2013, our net acreage position in the Permian Basin was approximately 54,142 net acres.

Diamondback was incorporated in Delaware on December 30, 2011, and did not conduct any material business operations until October 11, 2012 when Diamondback merged with its parent entity, Diamondback Energy LLC, with Diamondback continuing as the surviving entity. Diamondback Energy LLC was a holding company and did not conduct any material business operations other than its ownership of our common stock and the membership interests in Windsor Permian LLC, or Windsor Permian. As a result of the merger, Windsor Permian became a wholly-owned subsidiary of Diamondback and subsequently changed its name to Diamondback O&G LLC. Also on October 11, 2012, Wexford Capital LP, or Wexford, our equity sponsor, caused all of the outstanding equity interests in Windsor UT LLC, or Windsor UT, to be contributed to Windsor Permian prior to the merger in a transaction we refer to as the “Windsor UT Contribution.” The Windsor UT Contribution was treated as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests. We refer to the historical results of Windsor Permian and Windsor UT prior to October 11, 2012 as our “Predecessors.”

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
In the first quarter of 2013, Windsor UT merged with and into Windsor Permian and Windsor Permian, the surviving entity in the merger, was renamed Diamondback O&G LLC, or Diamondback O&G.
Basis of Presentation

Transfers of a business between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information. As discussed above, the Windsor UT Contribution was accounted for as a transaction between entities under common control. Accordingly, the financial information and production data contained in this report have been retrospectively adjusted to include the historical results of Windsor UT at historical carrying values and its operations prior to October 11, 2012, the effective date of the Windsor UT Contribution.
Since we began operations in 2007, we have increased our drilling activity, evaluated potential acquisitions and added to our acreage portfolio. Because of our growth through acquisitions and development of our properties, our historical results of operations and period-to-period comparisons of these results and certain financial data may not be meaningful or indicative of future results.
Operating Results Overview
During the three months ended March 31, 2013, our average daily production was approximately 4,788 BOE, consisting of 3,345 Bbls/d of oil, 3,900 Mcf/d of natural gas and 793 Bbls/d of natural gas liquids, an increase of 2,556 BOE/d, or 115%, from average daily production of 2,232 BOE/d for the three months ended March 31, 2012, consisting of 1,665 Bbls/d of oil, 1,454 Mcf/d of natural gas and 324 Bbls/d of natural gas liquids.

During the three months ended March 31, 2013, we drilled 19 gross (17 net) wells. We did not participate in drilling any non-operated wells during this period in the Permian Basin.

Sources of our revenue
Our revenues are derived from the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from our natural gas during processing. Our oil and natural gas revenues do not include the effects of derivatives. For the three months ended March 31, 2013 and 2012, our revenues were derived 87% and 90%, respectively, from oil sales, 9% and 8%, respectively, from natural gas liquids sales and 4% and 2%, respectively, from natural gas sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Results of Operations
The following table sets forth selected historical operating data for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(unaudited)
Operating Results:
Revenues
Oil and natural gas revenues	$28,909,000	$16,351,000
Operating Expenses
Lease operating expense	5,435,000	2,789,000
Production taxes	1,427,000	797,000
Gathering and transportation expense	133,000	67,000
Depreciation, depletion and amortization	10,738,000	4,757,000
General and administrative	2,471,000	1,184,000
Asset retirement obligation accretion expense	43,000	20,000
Total expenses	20,247,000	9,614,000
Income from operations	8,662,000	6,737,000
Net interest expense	(485,000)	(880,000)
Other income - related party	389,000	425,000
Loss on derivative instruments	(8,000)	(4,792,000)
Loss from equity investment	—	(13,000)
Total other income (expense)	(104,000)	(5,260,000)
Income before income taxes	8,558,000	1,477,000
Provision for deferred income taxes	3,162,000	—
Net income	$5,396,000	$1,477,000

Production Data:
Oil (Bbls)	301,041	151,521
Natural gas (Mcf)	351,038	132,336
Natural gas liquids (Bbls)	71,329	29,510
Combined volumes (Boe)	430,876	203,087
Daily combined volumes (Boe/d)	4,788	2,232

Average Prices(1):
Oil (per Bbl)	$83.89	$96.66
Natural gas (per Mcf)	3.28	2.62
Natural gas liquids (per Bbl)	35.12	46.02
Combined (per BOE)	67.09	80.51

Average Costs (per BOE)
Lease operating expense	$12.61	$13.73
Gathering and transportation expense	0.31	0.33
Production taxes	3.31	3.92
Production taxes as a % of sales	4.9%	4.9%
Depreciation, depletion, and amortization	24.92	23.42
General and administrative	5.73	5.83

(1) After giving effect to our derivative instruments, the average prices per Bbl of oil and per BOE were $78.76 and $63.51, respectively, during the three months ended March 31, 2013, and $87.65 and $73.79, respectively, during the three months ended March 31, 2012.

Comparison of the Three Months Ended March 31, 2013 and 2012
Oil, Natural Gas Liquids and Natural Gas Revenues. Our oil, natural gas liquids and natural gas revenues increased by approximately $12,558,000, or 77%, to $28,909,000 for the three months ended March 31, 2013 from $16,351,000 for the three months ended March 31, 2012. Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 2,556 BOE/d to 4,788 BOE/d during the three months ended March 31, 2013 from 2,232 BOE/d during the three months ended March 31, 2012. The total increase in revenue of approximately $12,558,000 is largely attributable to higher oil, natural gas liquids and natural gas production volumes for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, partially offset by a decrease in the average sales price received for these volumes. The increases in production volumes were due to a combination of increased drilling activity and the effect of the contribution of Gulfport’s Permian Basin assets on October 11, 2012. Our production increased by 149,520 Bbls of oil, 41,819 Bbls of natural gas liquids and 218,702 Mcf of natural gas for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The net dollar effect of the decreases in prices of approximately $4,391,000 (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas liquids and natural gas) and the net dollar effect of the increase in production of approximately $16,949,000 (calculated as the increase in period-to-period volumes for oil, natural gas liquids and natural gas multiplied by the period average prices) are shown below.

	Change in prices	Production volumes(1)	Total net dollar effect of change (in thousands)
Effect of changes in price:
Oil	$(12.77)	301,041	$(3,845,000)
Natural gas liquids	$(10.90)	71,329	$(777,000)
Natural gas	$0.66	351,038	$231,000
Total revenues due to change in price			$(4,391,000)
	Change in production volumes(1)	Prior period Average Prices	Total net dollar effect of change (in thousands)
Effect of changes in production volumes:
Oil	149,520	$96.66	$14,452,000
Natural gas liquids	41,819	$46.02	$1,924,000
Natural gas	218,702	$2.62	$573,000
Total revenues due to change in production volumes			$16,949,000
Total change in revenues			$12,558,000

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas

Lease Operating Expense. Lease operating expense was $5,435,000 ($12.61 per BOE) for the three months ended March 31, 2013, an increase of $2,646,000, or 95%, from $2,789,000 ($13.73 per BOE) for the three months ended March 31, 2012. The increase is due to increased drilling activity, which resulted in additional producing wells for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Our lease operating expense during the three months ended March 31, 2012 was adversely impacted by the cost of processing and treating non-hydrocarbon gases from certain of our wells that came on-line in 2011. During the fourth quarter of 2012, we completed construction of a gas gathering system that transports this gas stream to a sour gas pipeline, thereby eliminating the monthly processing and treating expense. In addition, in the first quarter 2013, we moved a portion of our produced water by a pipeline connected to a commercial salt water disposal well rather than by truck. During the remainder of 2013, we intend to continue the migration of water disposal and oil transportation from truck carriers to pipelines. We believe that the completion of gathering systems, the connection to salt water disposal wells and other actions will help reduce our lease operating expense in future periods.

Production Tax Expense. Production taxes as a percentage of oil and natural gas sales was 4.9% for both the three months ended March 31, 2013 and 2012. Production taxes are primarily based on the market value of our production at the wellhead and may vary across the different counties in which we operate. Total production taxes increased $630,000, from $797,000 during the three months ended March 31, 2012 to $1,427,000 during the three months ended March 31, 2013, as a result of higher production and an increase in the market value of our production.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $5,981,000, or 126%, from $4,757,000 for the three months ended March 31, 2012 to $10,738,000 for the three months ended March 31, 2013. This increase was due to an increase in our full cost pool as a result of the acquisition of the Gulfport properties and increased capital expenditures in conjunction with our drilling program during the three months ended March 31, 2013. The average depletion rate was $24.92 for the three months ended March 31, 2013 and $23.42 for the three months ended March 31, 2012. The average depletion rate includes oil and gas depletion and other property and equipment depreciation. The increase in depletion rate was due to the result of the increases in the full cost pool as described above.
General and Administrative Expense. General and administrative expense increased $1,287,000 from $1,184,000 for the three months ended March 31, 2012 to $2,471,000 for the three months ended March 31, 2013. The increase was due to increases in salary, stock-based compensation, legal, professional service and advisory service expenses. These increases were partially offset by increases in general and administrative costs related to exploration and development activity capitalized to the full cost pool and increases in COPAS overhead reimbursements due to increased drilling activity.
Net Interest Expense. Net interest expense for the three months ended March 31, 2013 was $485,000, as compared to $880,000 for the three months ended March 31, 2012, a decrease of $395,000, or 45%. This decrease was due primarily to a decrease in our weighted average outstanding borrowings under our credit agreement to $19,861,000 for the three months ended March 31, 2013 from $92,263,000 for the same period in 2012.
Derivatives. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the realized and unrealized changes in fair value on derivative instruments in our combined consolidated statements of operations under the line item captioned “Loss on derivative instruments.” For the three months ended March 31, 2013 and 2012, we had a realized loss on settlement of derivative instruments of $1,543,000 and $1,365,000, respectively. For the three months ended March 31, 2013, we had an unrealized gain on open derivative instruments of $1,535,000. For the three months ended March 31, 2012, we had an unrealized loss on open derivative instruments of $3,427,000.
Income tax expense. Prior to our initial public offering in October 2012, the operations of Windsor Permian and Windsor UT, as limited liability companies, were not subject to federal income taxes. Deferred income tax expense of $3,162,000 was incurred as a result of operations for the three months ended March 31, 2013.

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
Liquidity and cash flow
Our cash flows for the three months ended March 31, 2013 and 2012 are presented below:

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$16,855,000	$19,552,000
Net cash used in investing activities	(74,094,000)	(33,523,000)
Net cash provided by financing activities	$36,397,000	$16,255,000
Net change in cash	$(20,842,000)	$2,284,000
Operating Activities
Net cash provided by operating activities was $16,855,000 for the three months ended March 31, 2013 as compared to $19,552,000 for the three months ended March 31, 2012. The decrease in operating cash flows was primarily due to an increase in accounts receivable and the change in fair value of our derivative instruments.
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

Investing Activities
The purchase and development of oil and natural gas properties accounted for the majority of our cash outlays for investing activities. We used cash for investing activities of $74,094,000 and $33,523,000 during the three months ended March 31, 2013 and 2012, respectively.
During the three months ended March 31, 2013, we spent $53,997,000 on capital expenditures in conjunction with our drilling program in which we participated in the drilling of 19 gross (17 net) wells. We spent an additional $965,000 on leasehold costs, $302,000 for the purchase of other property and equipment, $289,000, net, on the settlement of derivative transactions and $18,550,000 for the post-closing cash adjustment associated with the Gulfport transaction. These amounts were partially offset by proceeds of $9,000 from the sale of property and equipment.
During the three months ended March 31, 2012, we spent $27,884,000 on capital expenditures in conjunction with our drilling program in which we participated in the drilling of 11 gross (7 net) wells. We spent an additional $4,087,000 on leasehold costs, $194,000 for the purchase of other property and equipment and $1,360,000, net, on the settlement of derivative transactions and margin deposits. These amounts were partially offset by proceeds of $2,000 from the sale of property and equipment.

Our investing activities for the three months ended March 31, 2013 and 2012 are summarized in the following table:

	Three Months Ended March 31,
	2013	2012
Drilling and completion of wells	$(53,997,000)	$(27,884,000)
Purchase of leasehold acquisitions	(965,000)	(4,087,000)
Acquisition of Gulfport properties	(18,550,000)	—
Purchase of other property and equipment	(302,000)	(194,000)
Proceeds from sale of property and equipment	9,000	2,000
Settlement of non-hedge derivative instruments	(289,000)	(2,289,000)
Receipt on derivative margins	—	929,000
Net cash used in investing activities	$(74,094,000)	$(33,523,000)
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2013 was $36,397,000 as compared to $16,255,000 during the same period in 2012. During the three months ended March 31, 2013 and 2012, we borrowed $36,500,000 and $12,490,000, respectively, under our revolving credit facility. During the three months ended March 31, 2012, we received capital contributions from our members of $4,008,000. In both periods, these proceeds were used primarily to fund our drilling costs and purchase property and equipment. During the three months ended March 31, 2013 and 2012, we paid $103,000 and $234,000, respectively, for costs associated with our initial public offering.
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
Principal may be optionally repaid from time to time and is required to be paid (a) if the loan amount exceeds the borrowing base, whether due to a borrowing base redetermination or otherwise and (b) at the maturity date of October 15, 2014. We are obligated to pay a quarterly commitment fee equal to 0.5% per year of the unused portion of the borrowing base. The loan is secured by substantially all of our assets. The borrowing base is re-determined semi-annually with effective dates of April 1st and October 1st. In addition, we may request up to three additional redeterminations of the borrowing base during any 12-month period. The borrowing base was $100.0 million at December 31, 2011. The borrowing base increased in 2012 through redeterminations and at December 31, 2012 and March 31, 2013, the borrowing base was $135.0 million. The borrowing base was increased to $180.0 in May 2013 in connection with our spring redetermination. In connection with the IPO, we repaid all outstanding borrowings under our revolving credit facility and, as of December 31, 2012, had no outstanding borrowings. As of March 31, 2013, we had outstanding borrowings of $36.5 million which bore a weighted average interest rate of 3.71%.
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

As of September 28, 2012, the second amendment to our amended and restated credit agreement was executed, which among other things provided for an increase in permitted subordinated debt in a maximum principal amount not to exceed $45.0 million, waived compliance with our current ratio covenant for the quarter ending September 30, 2012 and increased the aggregate limitation on lease payments during any period of twelve consecutive months from $250,000 to $550,000.

As of March 31, 2013 and December 31, 2012, we were in compliance with all financial covenants under our revolving credit facility. The lenders may accelerate all of the indebtedness under our revolving credit facility upon the occurrence of any event of default unless we cure any such default within any applicable grace period. For payments of principal and interest under our revolving credit facility, we generally have a three business day grace period, and a 30-day cure period for most covenant defaults, but not for defaults of certain specific covenants, including the financial covenants and negative covenants.
Capital Requirements and Sources of Liquidity
We currently anticipate our 2013 capital budget for drilling and infrastructure will be approximately $270.0 million to $300.0 million. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted. We intend to allocate these expenditures as follows:

•	$262.0 million for the drilling and completion of operated wells of which approximately two thirds is allocated to horizontal wells;

•	$9.0 million for our participation in the drilling and completion of non-operated wells; and

•	$20.0 million for the construction of infrastructure to support production, including investments in water disposal infrastructure and gathering line projects.
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
During the three months ended March 31, 2013, our aggregate capital expenditures for drilling, infrastructure and leasehold acquisitions were $73.5 million.
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
Critical Accounting Policies
There have been no changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2013.
Contractual Obligations
There were no material changes in our contractual obligations and other commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
We use price swap derivatives to reduce price volatility associated with certain of our oil sales. With respect to these fixed price swap contracts, the counterparty is required to make a payment to us if the settlement price for any settlement period is less than the swap price, and we are required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. Our derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate pricing or Inter–Continental Exchange, or ICE, pricing for Brent crude oil.
At March 31, 2013, we had a net asset derivative position with Wells Fargo Bank, N.A. of $1,083,000 related to our ICE Brent fixed price swap and a net liability derivative position with BNP Paribas of $4,462,000 related to our NYMEX West Texas Intermediate fixed price swap, as compared to a net liability derivative position of $5,205,000 as of December 31, 2012 related to our price swap derivatives. Utilizing actual derivative contractual volumes under our ICE Brent fixed price swap as of March 31, 2013, a 10% increase in forward curves associated with the underlying commodity would have decreased the net asset derivative position of these instruments by approximately $3,893,000, while a 10% decrease in forward curves associated with the underlying commodity would have increased the net asset derivative position of these instruments by $3,893,000. Utilizing actual derivative contractual volumes under our NYMEX West Texas Intermediate fixed price swap as of March 31, 2013, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability derivative position of these instruments by approximately $2,660,000, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability derivative position of these instruments by $2,660,000. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Counterparty and Customer Credit Risk
Our principal exposures to credit risk are through receivables resulting from joint interest receivables (approximately $6,396,000 at March 31, 2013) and receivables from the sale of our oil and natural gas production (approximately $12,354,000 at March 31, 2013).

We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the three months ended March 31, 2013, three purchasers accounted for more than 10% of our revenue: Plains Marketing, L.P. (53%); Occidental Energy Marketing, Inc. (15%); and Andrews Oil Buyers Inc. (10%). For the year ended December 31, 2012, three purchasers accounted for more than 10% of our revenue: Plains Marketing, L.P. (53%); Occidental Energy Marketing, Inc. (16%); and Andrews Oil Buyers Inc. (10%). No other customer accounted for more than 10% of our revenue during these periods.
Joint operations receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells. At March 31, 2013, we had one customer that represented approximately 96% of our total joint operations receivables. At December 31, 2012, we had one customer that represented approximately 97% of our total joint operations receivables.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facility. The terms of our revolving credit facility provide for interest on borrowings at a floating rate equal to prime, LIBOR or federal funds rate plus margins ranging from 1.25% to 3.50% depending on the base rate used and the amount of the loan outstanding in relation to the borrowing base. Borrowings under the credit facility bore interest at a weighted average rate of 3.71% as of March 31, 2013. An increase or decrease of 1% in the interest rate would have a compounding decrease or increase in our net income of approximately $365,000, based on the $36,500,000 outstanding in the aggregate under our revolving credit facility on March 31, 2013.

ITEM 4.          CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we have established disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
As of March 31, 2013, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2013, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

In addition to the information set forth in this Form 10–Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10–K for the year ended December 31, 2012. There have been no material changes in our risk factors from those described in our Annual Report on Form 10–K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Not applicable.

(b)    Not applicable.

(c)    We do not have a share repurchase program, and during the three months ended March 31, 2013, we did not purchase any shares of our common stock.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on November 16, 2012).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on November 16, 2012).

Exhibit Number	Description
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

10.2+
First Amendment effective as of January 1, 2013 to the Amended and Restated Employment Agreement dated as of August 20, 2012 by and between Teresa Dick and Windsor Permian LLC, as subsequently assigned to Diamondback E&P LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on February 1, 2013).

10.3+
First Amendment effective as of January 1, 2013 to the Amended and Restated Employment Agreement dated as of August 20, 2012 by and between Jeff White and Windsor Permian LLC, as subsequently assigned to Diamondback E&P LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on February 1, 2013).

10.4
Master Drilling Agreement, effective as of January 1, 2013, by and between Diamondback E&P LLC and Bison Drilling and Field Services LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on February 1, 2013).

10.5
Master Field Services Agreement, effective as of January 1, 2013, by and between Diamondback E&P LLC and Bison Drilling and Field Services LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on February 1, 2013).

10.6
First Amendment to Master Field Services Agreement, dated as of February 21, 2013, by and between Diamondback E&P LLC and Bison Drilling and Field Services LLC (incorporated by reference to Exhibit 10.35 to the Form 10-K, File No. 001-35700, filed by the Company with the SEC on March 1, 2013).

10.7+
First Amendment effective as of January 1, 2013 to the Amended and Restated Employment Agreement dated as of August 20, 2012 by and between Michael Hollis and Windsor Permian LLC, as subsequently assigned to Diamondback E&P LLC (incorporated by reference to Exhibit 10.37 to the Form 10-K/A, File No. 001-35700, filed by the Company with the SEC on April 11, 2013).

10.8+	Form of Amendment to Restricted Stock Unit Certificate (incorporated by reference to Exhibit 10.38 to the Form 10-K/A, File No. 001-35700, filed by the Company with the SEC on April 11, 2013).
10.9
Lease Amendment No. 6 effective May 1, 2013 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Windsor Permian LLC (incorporated by reference to Exhibit 10.39 to the Form 10-K/A, File No. 001-35700, filed by the Company with the SEC on April 11, 2013).

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

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

*	Filed herewith.
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
++
The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMONDBACK ENERGY, INC.

Date:	May 9, 2013
/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer