Form 10-Q
period 2013-06-30
Diamondback Energy, Inc.
filed 2013-08-08
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 24, 2013, 42,161,532 shares of the registrant’s common stock were outstanding.

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

Diamondback Energy, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$81,898,000	$26,358,000
Accounts receivable:
Joint interest and other	7,347,000	5,959,000
Oil and natural gas sales	16,374,000	8,081,000
Related party	648,000	772,000
Inventories	6,271,000	6,195,000
Deferred income taxes	—	1,857,000
Derivative instruments	3,191,000	—
Prepaid expenses and other	807,000	1,053,000
Total current assets	116,536,000	50,275,000

Property and equipment
Oil and natural gas properties, based on the full cost method of accounting ($118,893,000 and $121,245,000 excluded from amortization at June 30, 2013 and December 31, 2012, respectively)	847,732,000	697,742,000
Other property and equipment	4,749,000	2,337,000
Accumulated depletion, depreciation, amortization and impairment	(171,309,000)	(145,837,000)
	681,172,000	554,242,000

Other assets	931,000	2,184,000
Total assets	$798,639,000	$606,701,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable trade	$22,630,000	$12,141,000
Accounts payable-related party	724,000	18,813,000
Accrued capital expenditures	50,042,000	29,397,000
Other accrued liabilities	16,065,000	10,649,000
Revenues and royalties payable	5,020,000	3,270,000
Derivative instruments	2,679,000	4,817,000
Deferred income taxes	182,000	—
Note payable-short term	145,000	145,000
Total current liabilities	97,487,000	79,232,000

Note payable–long term	121,000	193,000
Derivative instruments-long term	—	388,000
Asset retirement obligations-long term	2,324,000	2,125,000
Deferred income taxes-noncurrent	71,098,000	62,695,000
Total liabilities	171,030,000	144,633,000
Contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 42,161,532 issued and outstanding at June 30, 2013; 36,986,532 issued and outstanding at December 31, 2012	422,000	370,000
Additional paid-in capital	659,394,000	513,772,000
Accumulated deficit	(32,207,000)	(52,074,000)
Total stockholders’ equity	627,609,000	462,068,000
Total liabilities and stockholders’ equity	$798,639,000	$606,701,000
See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Combined Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Oil sales	$41,034,000	$14,366,000	$66,287,000	$29,012,000
Natural gas sales	988,000	205,000	1,727,000	397,000
Natural gas sales - related party	680,000	106,000	1,092,000	261,000
Natural gas liquid sales	1,649,000	841,000	3,471,000	1,575,000
Natural gas liquid sales - related party	1,043,000	512,000	1,726,000	1,136,000
Total revenues	45,394,000	16,030,000	74,303,000	32,381,000
Costs and expenses:
Lease operating expenses	5,695,000	3,523,000	10,928,000	5,744,000
Lease operating expenses - related party	392,000	6,000	594,000	574,000
Production taxes	2,080,000	738,000	3,431,000	1,479,000
Production taxes - related party	116,000	44,000	192,000	100,000
Gathering and transportation	31,000	35,000	106,000	52,000
Gathering and transportation - related party	216,000	44,000	274,000	94,000
Depreciation, depletion and amortization	14,815,000	5,659,000	25,553,000	10,416,000
General and administrative expenses	2,355,000	1,005,000	4,540,000	1,480,000
General and administrative expenses - related party	266,000	648,000	552,000	1,357,000
Asset retirement obligation accretion expense	45,000	21,000	88,000	41,000
Total costs and expenses	26,011,000	11,723,000	46,258,000	21,337,000
Income from operations	19,383,000	4,307,000	28,045,000	11,044,000
Other income (expense)
Interest income	—	1,000	—	2,000
Interest expense	(535,000)	(1,173,000)	(1,020,000)	(2,054,000)
Other income - related party	388,000	586,000	777,000	1,011,000
Gain on derivative instruments, net	3,037,000	9,957,000	3,029,000	5,165,000
Loss from equity investment	—	(54,000)	—	(67,000)
Total other income, net	2,890,000	9,317,000	2,786,000	4,057,000
Income before income taxes	22,273,000	13,624,000	30,831,000	15,101,000
Provision for income taxes
Deferred income tax provision	7,802,000	—	10,964,000	—
Net income	$14,471,000	$13,624,000	$19,867,000	$15,101,000

Earnings per common share
Basic	$0.37		$0.52
Diluted	$0.36		$0.52
Weighted average common shares outstanding
Basic	39,402,282		38,237,149
Diluted	39,718,574		38,476,719

See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Combined Consolidated Statements of Operations - Continued
(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Pro forma information
Income before income taxes, as reported	$13,624,000	$15,101,000
Pro forma provision for income taxes	4,857,000	5,384,000
Pro forma net income	$8,767,000	$9,717,000

Pro forma earnings per common share - basic and diluted	$0.60	$0.66
Pro forma weighted average common shares outstanding - basic and diluted	14,697,496	14,697,496

See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance December 31, 2012	36,986,532	$370,000	$513,772,000	$(52,074,000)	$462,068,000

Stock-based compensation	—	—	1,183,000	—	1,183,000
Common shares issued in public offering, net of offering costs	5,175,000	52,000	144,439,000	—	144,491,000
Net income	—	—	—	19,867,000	19,867,000
Balance June 30, 2013	42,161,532	$422,000	$659,394,000	$(32,207,000)	$627,609,000

See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Combined Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$19,867,000	$15,101,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	10,964,000	—
Asset retirement obligation accretion expense	88,000	41,000
Depreciation, depletion, and amortization	25,553,000	10,416,000
Amortization of debt issuance costs	318,000	212,000
Change in fair value of derivative instruments	(5,429,000)	(5,165,000)
Loss from equity investment	—	67,000
Equity-based compensation expense	936,000	582,000
Gain on sale of assets	(30,000)	(10,000)
Changes in operating assets and liabilities:
Accounts receivable	(12,185,000)	(2,915,000)
Accounts receivable-related party	5,110,000	7,111,000
Inventories	(96,000)	181,000
Prepaid expenses and other	(1,517,000)	(1,590,000)
Accounts payable and accrued liabilities	4,543,000	2,058,000
Accounts payable and accrued liabilities-related party	(74,000)	(1,484,000)
Revenues and royalties payable	1,750,000	(349,000)
Revenues and royalties payable-related party	—	(1,595,000)
Net cash provided by operating activities	49,798,000	22,661,000
Cash flows from investing activities:
Additions to oil and natural gas properties	(108,977,000)	(50,576,000)
Additions to oil and natural gas properties-related party	(9,298,000)	(4,629,000)
Acquisition of Gulfport properties	(18,550,000)	—
Purchase of other property and equipment	(1,615,000)	(637,000)
Proceeds from sale of property and equipment	54,000	10,000
Settlement of non-hedge derivative instruments	(289,000)	(5,263,000)
Receipt on derivative margins	—	1,479,000
Net cash used in investing activities	(138,675,000)	(59,616,000)
Cash flows from financing activities:
Proceeds from borrowings on credit facility	49,000,000	15,000,000
Repayment on credit facility	(49,000,000)	—
Proceeds from note payable - related party	—	14,100,000
Debt issuance costs	(72,000)	(42,000)
Public offering costs	(447,000)	(729,000)
Proceeds from public offering	144,936,000	—
Contributions by members	—	4,008,000
Net cash provided by financing activities	144,417,000	32,337,000
Net increase (decrease) in cash and cash equivalents	55,540,000	(4,618,000)
Cash and cash equivalents at beginning of period	26,358,000	6,959,000
Cash and cash equivalents at end of period	$81,898,000	$2,341,000

See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Combined Consolidated Statements of Cash Flows - Continued
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$383,000	$876,000
Supplemental disclosure of non-cash transactions:
Asset retirement obligation incurred	$111,000	$95,000
Distribution of equity method investments	$—	$10,504,000
Note payable exchanged for equipment	$—	$411,000

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
On October 17, 2012, the Company completed its initial public offering (“IPO”) of 14,375,000 shares of common stock, which included 1,875,000 shares of common stock issued pursuant to an option to purchase additional shares granted to the underwriters. The stock was sold to the public at $17.50 per share and the Company received net proceeds of approximately $234.1 million from the sale of these shares of common stock, net of offering expenses and underwriting discounts and commissions.
In the first quarter of 2013, Windsor UT merged with and into Windsor Permian and Windsor Permian, the surviving entity in the merger, was renamed Diamondback O&G LLC, or Diamondback O&G.
On May 22, 2013, the Company completed an underwritten primary public offering of 5,175,000 shares of common stock, which included 675,000 shares of common stock issued pursuant to an option to purchase additional shares granted to the underwriters. The stock was sold to the public at $29.25 per share and the Company received net proceeds of approximately $144.4 million from the sale of these shares of common stock, net of offering expenses and underwriting discounts and commissions.
On June 24, 2013, Gulfport and certain entities controlled by Wexford completed an underwritten secondary public offering of 6,000,000 shares of the Company’s common stock and, on July 5, 2013, the underwriters purchased an additional 869,222 shares of the Company’s common stock from these selling stockholders pursuant to an option to purchase such additional shares granted to the underwriters. The shares were sold to the public at $34.75 per share and the selling stockholders received all proceeds from this offering.
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

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
(Unaudited)

Annual Report on Form 10–K for the fiscal year ended December 31, 2012, which contains a summary of the Company’s significant accounting policies and other disclosures.
Transfers of a business between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information. As discussed above, the Windsor UT Contribution was accounted for as a transaction between entities under common control. Thus, the accompanying combined consolidated financial statements and related notes of the Company have been retrospectively adjusted to include the historical results of Windsor UT at historical carrying values and its operations prior to October 11, 2012, the effective date of the Windsor UT Contribution. The accompanying financial statements and related notes presented herein represent the combined results of operations and cash flows of our Predecessors through October 11, 2012, and the Company and its wholly-owned subsidiaries consolidated financial position, results of operations, cash flows and equity subsequent to October 11, 2012. All intercompany balances and transactions are eliminated in consolidation.
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
Unaudited Pro Forma Income Taxes
Diamondback was formed as a holding company on December 30, 2011, and did not conduct any material business operations prior to the Merger. Diamondback is a C-Corporation under the Internal Revenue Code and is subject to income taxes. The Company computed a pro forma income tax provision as if the Company and our Predecessors were subject to income taxes since December 31, 2011. The pro forma tax provision has been calculated at a rate based upon a federal corporate level tax rate and a state tax rate, net of federal benefit, incorporating permanent differences.
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
3.    ACQUISITIONS
On October 11, 2012, the Company completed the acquisition of Gulfport’s oil and natural gas interests in the Permian Basin. The following unaudited summary pro forma combined consolidated statement of operations data of Diamondback for the three months and six months ended June 30, 2012 has been prepared to give effect to the acquisition as if it had occurred on January 1, 2011. The pro forma data are not necessarily indicative of financial results that would have been attained had the acquisition occurred on January 1, 2011. The pro forma data also

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
(Unaudited)

necessarily exclude various operation expenses related to the Gulfport properties and the financial statements should not be viewed as indicative of operations in future periods.

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	(Pro Forma)		(Pro Forma)
Pro forma total revenues	$22,951,000		$46,572,000
Pro forma income from operations	6,405,000		15,691,000
Pro forma net income	15,722,000	(1)	19,748,000	(1)
(1) This amount does not include a pro forma income tax provision relating to becoming subject to income taxes as a result of the Merger.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
(Unaudited)

4.    PROPERTY AND EQUIPMENT
Property and equipment includes the following:

	June 30,	December 31,
	2013	2012
Oil and natural gas properties:
Subject to depletion	$728,839,000	$576,497,000
Not subject to depletion-acquisition costs
Incurred in 2013	5,984,000	—
Incurred in 2012	109,059,000	117,395,000
Incurred in 2011	1,670,000	1,670,000
Incurred in 2010	1,647,000	1,647,000
Incurred in 2009	533,000	533,000
Total not subject to depletion	118,893,000	121,245,000

Gross oil and natural gas properties	847,732,000	697,742,000
Less accumulated depreciation, depletion, amortization and impairment	(170,286,000)	(145,102,000)
Oil and natural gas properties, net	677,446,000	552,640,000

Other property and equipment	4,749,000	2,337,000
Less accumulated depreciation	(1,023,000)	(735,000)
Other property and equipment, net	3,726,000	1,602,000

Property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$681,172,000	$554,242,000
The average depletion rate per barrel equivalent unit of production was $24.42 and $24.44 for the three months and six months ended June 30, 2013, respectively, and $24.26 and $23.70 for the three months and six months ended June 30, 2012, respectively. Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All internal costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized internal costs were approximately $843,000 and $1,640,000 for the three months and six months ended June 30, 2013, respectively, and $1,083,000 and $1,775,000 for the three months and six months ended June 30, 2012, respectively. Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The inclusion of the Company’s unevaluated costs into the amortization base is expected to be completed within three to five years.

5.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Company’s asset retirement obligation liability for the following periods:

	Six Months Ended
	June 30,
	2013	2012
Asset retirement obligation, beginning of period	$2,145,000	$1,104,000
Additional liability incurred	111,000	95,000
Accretion expense	88,000	41,000
Asset retirement obligation, end of period	2,344,000	1,240,000
Less current portion	20,000	19,000
Asset retirement obligations - long-term	$2,324,000	$1,221,000
The Company’s asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. The Company estimates the future plugging and abandonment costs of wells, the ultimate productive life of the properties, a risk-adjusted discount rate and an inflation factor in order to determine the current

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
(Unaudited)

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
Muskie Holdings LLC
During 2011, the Company paid approximately $4,200,000 for land and various other capital items related to the land. On October 7, 2011, the Company contributed these assets to a newly formed entity, Muskie Holdings LLC (“Muskie”), a Delaware limited liability company now known as Muskie Proppant LLC, for a 48.6% equity interest. Through additional contributions to Muskie from a related party and various Wexford portfolio companies, the Company’s interest in Muskie decreased to 33% as of June 15, 2012. Muskie generated a loss during the period from January 1, 2012 through June 15, 2012 and the Company recorded its share of this loss.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
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
Principal may be optionally repaid from time to time and is required to be paid (i) if the loan amount exceeds the borrowing base and (ii) at the maturity date of October 15, 2014. The Company is obligated to pay, quarterly, a commitment fee equal to 0.5% per year of the unused portion of the borrowing base. The loan is secured by substantially all of the Company’s assets. The borrowing base is re-determined semi-annually with effective dates of April 1st and October 1st (a “scheduled redetermination”). In addition, the Company may request an additional three redeterminations of the borrowing base during any 12 months period. The borrowing base was $100.0 million at December 31, 2011. The borrowing base increased throughout 2012 and 2013 through various redeterminations and at December 31, 2012 and June 30, 2013, the borrowing base was $135.0 million and $180.0 million, respectively. In connection with the IPO, the Company repaid all outstanding borrowings under its revolving credit facility and, as of December 31, 2012, had no outstanding borrowings. In connection with the public offering of the Company’s common stock in May 2013, the Company repaid all outstanding borrowings under its revolving credit facility and, as of June 30, 2013, had no outstanding borrowings under this facility.
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
Notes to Combined Consolidated Financial Statements-(Continued)
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

As of June 30, 2013, the Company was in compliance with all financial covenants under the revolving credit facility. The lenders may accelerate all of the indebtedness under the revolving credit facility upon the occurrence of any event of default unless the Company cures any such default within any applicable grace period. For payments of principal and interest under the revolving credit facility, the Company generally has a three business day grace period, and a 30-day cure period for most covenant defaults, but not for defaults of certain specific covenants, including the financial covenants and negative covenants.
Note Payable
The Company entered into an installment payment contract with EMC Corporation for the purchase of computer equipment. The contract is payable in equal installments over a period of 36 months. As of June 30, 2013 and December 31, 2012, the Company had amounts outstanding under this note of $266,000 and $338,000, respectively.

Subordinated Note
Effective May 14, 2012, the Company issued a subordinated note to an affiliate of Wexford pursuant to which, as amended, the Wexford affiliate could, from time to time, advance up to an aggregate of $45.0 million. These advances were solely at the lender’s discretion and neither Wexford nor any of its affiliates had any commitment or obligation to provide further capital support to the Company. The note bore interest at a rate equal to LIBOR plus 0.28% or 8% per annum, whichever was lower. Interest was due quarterly in arrears beginning on July 1, 2012. Interest payments were payable in kind by adding such amounts to the principal balance of the note. The unpaid principal balance and all accrued interest on the note was due and payable in full on January 31, 2015 or the earlier completion of an initial public offering. Any indebtedness evidenced by this note was subordinate in the right of payment to any indebtedness outstanding under the Company’s revolving credit facility. As of June 30, 2012, there was $14.1 million in aggregate principal amount outstanding under this note. In connection with the IPO, the Company repaid all outstanding borrowings under the subordinated note and the subordinated note was canceled.

8.    EARNINGS PER SHARE & PRO FORMA EARNINGS PER SHARE

Earnings Per Share
The Company’s basic earnings per share amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended June 30, 2013
			Per
	Income	Shares	Share
Basic:
Net income attributable to common stock	$14,471,000	39,402,282	$0.37
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable	$—	316,292
Diluted:
Net income attributable to common stock	$14,471,000	39,718,574	$0.36

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
(Unaudited)

	Six Months Ended June 30, 2013
			Per
	Income	Shares	Share
Basic:
Net income attributable to common stock	$19,867,000	38,237,149	$0.52
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable	$—	239,570
Diluted:
Net income attributable to common stock	$19,867,000	38,476,719	$0.52

Pro Forma Earnings Per Share
The Company’s pro forma basic earnings per share amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period, as if the common shares issued upon the Merger were outstanding for the entire year. A reconciliation of the components of pro forma basic and diluted earnings per common share is presented in the table below:

	Three Months Ended June 30, 2012
			Per
	Income	Shares	Share
Basic:
Pro forma net income attributable to common stock	$8,767,000	14,697,496	$0.60
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable	$—	—
Diluted:
Pro forma net income attributable to common stock	$8,767,000	14,697,496	$0.60

	Six Months Ended June 30, 2012
			Per
	Income	Shares	Share
Basic:
Pro forma net income attributable to common stock	$9,717,000	14,697,496	$0.66
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable	$—	—
Diluted:
Pro forma net income attributable to common stock	$9,717,000	14,697,496	$0.66
9.    STOCK AND EQUITY BASED COMPENSATION
For the three months and six months ended June 30, 2013, the Company incurred $700,000 and $1,356,000, respectively, of stock based compensation, of which the Company capitalized $223,000 and $420,000, respectively, pursuant to the full cost method of accounting for oil and natural gas properties. For the three months and six months ended June 30, 2012, the Company incurred $291,000 and $582,000, respectively, of equity based compensation, of which the Company capitalized $116,000 and $223,000, respectively, pursuant to the full cost method of accounting for oil and natural gas properties.
The following table presents the Company’s stock option activity under the 2012 Plan for the six months ended June 30, 2013.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
(Unaudited)

		Weighted Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(In years)
Outstanding at December 31, 2012	850,000	$17.50
Granted	63,000	$22.72
Exercised	—	$—
Expired/Forfeited	—	$—
Outstanding at June 30, 2013	913,000	$17.86	3.28	$14,115,000

Vested and Expected to vest at June 30, 2013	913,000	$17.86	3.28	$14,115,000
Exercisable at June 30, 2013	287,500	$17.50	2.99	$4,548,000
As of June 30, 2013, the unrecognized compensation cost related to unvested stock options was $2,347,000. Such cost is expected to be recognized over a weighted-average period of 2.3 years.
The following table presents the Company’s restricted stock awards and units activity under the 2012 Plan for the six months ended June 30, 2013.

		Weighted Average
	Restricted Stock	Grant-Date
	Awards & Units	Fair Value
Unvested at December 31, 2012	206,507	$17.50
Granted	—	$—
Vested	14,286	$17.50
Forfeited	—	$—
Unvested at June 30, 2013	192,221	$17.50
As of June 30, 2013, the Company’s unrecognized compensation cost related to unvested restricted stock awards and units was $2,574,000. Such cost is expected to be recognized over a weighted-average period of 2.0 years.
10.    RELATED PARTY TRANSACTIONS

Administrative Services
An entity under common management provided technical, administrative and payroll services to the Company under a shared services agreement which began March 1, 2008. Through December 31, 2011, amounts charged to the Company included those costs directly attributable to the Company as well as indirect costs allocated to the Company. The reimbursement amount for indirect costs is determined by the affiliate’s management based on estimates of time devoted to the Company. The initial term of this shared service agreement was two years. Since the expiration of such two-year period on March 1, 2010, the agreement by its terms, continued on a month-to-month basis. For the three months and six months ended June 30, 2013, the Company incurred total costs of $51,000 and $109,000, respectively. For the three months and six months ended June 30, 2012, the Company incurred total costs of $1,673,000 and $4,123,000, respectively. Costs incurred unrelated to drilling activities are expensed and costs incurred in the acquisition, exploration and development of proved oil and natural gas properties have been capitalized. The expensed costs were partially offset in general and administrative expenses by overhead reimbursements of $613,000 and $1,152,000 for the three months and six months ended June 30, 2012, respectively. As of June 30, 2013 and December 31, 2012, the Company owed the administrative services affiliate $16,000 and $13,000, respectively. These amounts are included in accounts payable-related party in the accompanying consolidated balance sheets.

Effective January 1, 2012, the Company entered into an additional shared services agreement with this entity. Under this agreement, the Company provides this entity and, at its request, certain affiliates, with consulting, technical and administrative services. The initial term of the additional shared services agreement is two years. Upon expiration of

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
(Unaudited)

the initial term the agreement will continue on a month-to-month basis until canceled by either party upon thirty days prior written notice. Costs that are attributable to and billed to other affiliates are reported as other income-related party. For the three months and six months ended June 30, 2013, the affiliate reimbursed the Company $388,000 and $777,000, respectively, and for the three months and six months ended June 30, 2012, the affiliate reimbursed the Company $586,000 and $1,011,000, respectively for services under the shared services agreement. As of June 30, 2013 and December 31, 2012, the affiliate owed the Company no amounts and $1,000, respectively. These amounts are included in accounts receivable-related party in the accompanying consolidated balance sheets.
Operating Services
The Company is the operator of substantially all of its properties. As operator of these properties, the Company is responsible for the daily operations, monthly operation billings and monthly revenue disbursements for the properties.
As of June 30, 2013 and December 31, 2012, amounts due from an affiliate related to joint interest billings and included in accounts receivable-related party in the accompanying consolidated balance sheets were $183,000 and $742,000, respectively.
Drilling Services
Bison has performed drilling and field services for the Company under master drilling and field service agreements. Under the Company’s most recent master drilling agreement with Bison, effective as of January 1, 2013, Bison committed to accept orders from the Company for the use of at least two of its rigs. At June 30, 2013, Bison was providing drilling services to the Company using one of its rigs. This master drilling agreement is terminable by either party on 30 days prior written notice, although neither party will be relieved of its respective obligations arising from a drilling contract being performed prior to the termination of the master drilling agreement. The Company owed Bison $708,000 as of June 30, 2013 and $120,000 as of December 31, 2012.
MidMar
The Company is party to a gas purchase agreement, dated May 1, 2009, as amended, with MidMar Gas LLC (“MidMar”), an entity affiliated with Wexford that owns a gas gathering system and processing plant in the Permian Basin. Under this agreement, MidMar is obligated to purchase from the Company, and the Company is obligated to sell to MidMar, all of the gas conforming to certain quality specifications produced from certain of the Company’s Permian Basin acreage. Following the expiration of the initial ten year term, the agreement will continue on a year-to-year basis until terminated by either party on 30 days’ written notice. Under the gas purchase agreement, MidMar is obligated to pay the Company 87% of the net revenue received by MidMar for all components of the Company’s dedicated gas, including the liquid hydrocarbons, and the sale of residue gas, in each case extracted, recovered or otherwise processed at MidMar’s gas processing plant, and 94.56% of the net revenue received by MidMar from the sale of such gas components and residue gas, extracted, recovered or otherwise processed at Chevron’s Headlee plant. The Company recognized revenues from Midmar of $1,723,000 and $2,818,000 for the three months and six months ended June 30, 2013, respectively, and $618,000 and $1,397,000 for the three months and six months ended June 30, 2012, respectively. As of June 30, 2013 and December 31, 2012, MidMar owed the Company $465,000 and $6,000, respectively, for the Company’s portion of the net proceeds from the sale of gas, gas products and residue gas.
Sand Supply
Muskie, an entity affiliated with Wexford, holds certain rights in a lease covering land in Wisconsin for mining oil and natural gas fracture grade sand. The Company began purchasing sand from Muskie in March 2013. The Company incurred costs of zero and $234,000 for the three months and six months ended June 30, 2013. As of June 30, 2013, the Company did not owe Muskie any amounts.
Midland Lease
Effective May 15, 2011, the Company occupied corporate office space in Midland, Texas under a lease with a five-year term. The office space is owned by an entity controlled by an affiliate of Wexford. The Company paid $43,000 and $82,000 for the three months and six months ended June 30, 2013, respectively, and $40,000 and $72,000, for the three months and six months ended June 30, 2012, respectively, under this lease. In the second quarter of 2013, we amended this agreement to increase the size of the leased premises. The current monthly rent under the lease will

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
(Unaudited)

increase from $13,000 to $15,000 beginning on September 1, 2013 and $21,000 beginning on October 1, 2013. The monthly rent will increase approximately 4% annually on June 1 of each year during the remainder of the lease term.
Oklahoma City Lease
Effective January 1, 2012, the Company occupied corporate office space in Oklahoma City, Oklahoma under a lease with a 67 month term. The office space is owned by an entity controlled by an affiliate of Wexford. The Company paid $58,000 and $111,000 for the three months and six months ended June 30, 2013, respectively, and $82,000 and $206,000 for the three months and six months ended June 30, 2012, respectively, under this lease. Effective April 1, 2013, we amended this lease to increase the size of the leased premises, at which time our monthly base rent increased to $19,000 for the remainder of the lease term. The Company is also responsible for paying a portion of specified costs, fees and expenses associated with the operation of the premises.
Advisory Services Agreement & Professional Services from Wexford
The Company entered into an advisory services agreement (the “Advisory Services Agreement”) with Wexford, dated as of October 11, 2012, under which Wexford provides the Company with general financial and strategic advisory services related to the business in return for an annual fee of $500,000, plus reasonable out-of-pocket expenses. The Advisory Services Agreement has a term of two years commencing on October 18, 2012, and will continue for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. In the event the Company terminates such agreement, it is obligated to pay all amounts due through the remaining term. In addition, the Company agreed to pay Wexford to-be-negotiated market-based fees approved by the Company’s independent directors for such services as may be provided by Wexford at the Company’s request in connection with future acquisitions and divestitures, financings or other transactions in which the Company may be involved. The services provided by Wexford under the Advisory Services Agreement do not extend to the Company’s day-to-day business or operations. The Company has agreed to indemnify Wexford and its affiliates from any and all losses arising out of or in connection with the Advisory Services Agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct. The Company incurred total costs of $125,000 and $250,000 for the three months and six months ended June 30, 2013, respectively, under the Advisory Services Agreement. Wexford provides certain professional services to the Company, for which the Company incurred total costs of $57,000 and $94,000 for the three months and six months ended June 30, 2012, respectively. As of June 30, 2013 and December 31, 2012, the Company owed Wexford no amounts and $113,000, respectively. These amounts are included in accounts payable-related party in the accompanying consolidated balance sheets.
Secondary Offering Costs
On June 24, 2013, Gulfport and certain entities controlled by Wexford completed an underwritten secondary public offering of 6,000,000 shares of the Company’s common stock and, on July 5, 2013, the underwriters purchased an additional 869,222 shares of the Company’s common stock from these selling stockholders pursuant to an option to purchase such additional shares granted to the underwriters. The shares were sold to the public at $34.75 per share and the selling stockholders received all proceeds from this offering. The Company incurred costs of approximately $179,000 related to the secondary public offering.
11. DERIVATIVES

All derivative financial instruments are recorded at fair value. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the realized and unrealized changes in fair value in the combined consolidated statements of operations under the caption “Gain on derivative instruments.”

The Company has used price swap contracts to reduce price volatility associated with certain of its oil sales. With respect to the Company’s fixed price swap contracts, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is less than the swap price, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. The Company’s derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate pricing, Argus Louisiana light sweet pricing or Inter–Continental Exchange (“ICE”) pricing for Brent crude oil. The counterparties

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
(Unaudited)

to the Company’s derivative contracts are BNP Paribas and Wells Fargo Bank, N.A., who the Company believes are acceptable credit risks.
As of June 30, 2013, the Company had open crude oil derivative positions with respect to future production as set forth in the tables below.

Crude Oil—NYMEX West Texas Intermediate Fixed Price Swap

Production Period	Volume (Bbls)	Fixed Swap Price
July–December 2013	184,000	$80.55

Crude Oil—Argus Louisiana Light Sweet Fixed Price Swap

Production Period	Volume (Bbls)	Fixed Swap Price
July - December 2013	184,000	$100.20
January - June 2014	181,000	100.20

Crude Oil—ICE Brent Fixed Price Swap

Production Period	Volume (Bbls)	Fixed Swap Price
July–December 2013	184,000	$109.70
January–April 2014	120,000	109.70

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

	June 30,	December 31,
	2013	2012
Current Assets: Derivative instruments	$3,191,000	$—
Noncurrent Assets: Derivative instruments	—	—
Total Assets	$3,191,000	$—

Current Liabilities: Derivative instruments	$2,679,000	$4,817,000
Noncurrent Liabilities: Derivative instruments	—	388,000
Total Liabilities	$2,679,000	$5,205,000

The following table presents the netting offsets of the Company’s derivative assets and liabilities as of June 30, 2013 and December 31, 2012.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
(Unaudited)

	June 30, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Derivative assets:
Crude Oil—ICE Brent Fixed Price Swap	$2,891,000	$—	$2,891,000
Crude Oil—Argus Louisiana Light Sweet Fixed Price Swap	300,000	—	300,000

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
Derivative liabilities:
Crude Oil—NYMEX West Texas Intermediate Fixed Price Swap	$2,679,000	$—	$2,679,000

	December 31, 2012
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
Derivative liabilities:
Crude Oil—NYMEX West Texas Intermediate Fixed Price Swap	$5,205,000	$—	$5,205,000
None of the Company’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following table summarizes the gains and losses on derivative instruments included in the combined consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Unrealized gain on open non-hedge derivative instruments	$3,893,000	$12,065,000	$5,428,000	$8,638,000
Loss on settlement of non-hedge derivative instruments	(856,000)	(2,108,000)	(2,399,000)	(3,473,000)
Gain on derivative instruments	$3,037,000	$9,957,000	$3,029,000	$5,165,000

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
(Unaudited)

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
The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

	Fair value measurements at June 30, 2013 using:
	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Fixed price swaps	$—	$3,191,000	$—	$3,191,000
Liabilities:
Fixed price swaps	—	2,679,000	—	2,679,000

	Fair value measurements at December 31, 2012 using:
	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Liabilities:
Fixed price swaps	$—	$5,205,000	$—	$5,205,000

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table provides the fair value of financial instruments that are not recorded at fair value in the combined consolidated financial statements.

	June 30, 2013		December 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Debt:
Note payable	$266,000	$249,000	$338,000	$305,000
The fair value of the note payable is determined using internal discounted cash flow calculations based on the interest rate and payment terms of the note payable. The fair value of the note payable is classified as Level 3 in the fair value hierarchy.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
(Unaudited)

13.    CONTINGENCIES

In September 2010, Windsor Permian (now known as Diamondback O&G LLC) purchased certain property in Goodhue County, Minnesota, that was prospective for hydraulic fracturing grade sand. Prior to the purchase, the prior owners of the property had entered into a Mineral Development Agreement with the plaintiff and the Company purchased the property subject to that agreement. Windsor Permian subsequently contributed the property to Muskie. In an amended complaint filed in November 2012 by the plaintiff against the prior owners of the property, Windsor Permian and certain affiliates of Windsor Permian in the first judicial district court in Goodhue County, Minnesota, the plaintiff seeks damages from the Company and the other defendants alleging, among other things, interference with contractual relationship, interference with prospective advantage and unjust enrichment. In an order filed on May 24, 2013, the judge denied certain motions made by the defendants and set a trial date to determine liability, with a damage phase of the matter to commence on a later date if there is a determination of liability. Following a trial on the liability phase on June 21, 2013, the jury determined that the defendants intentionally interfered with plaintiff’s contract but that the interference did not cause the plaintiff to be unable to acquire mining permits prior to the enactment of the moratorium by Goodhue County. In an order filed on July 10, 2013, the judge ordered the damage phase to be set for trial following a pretrial and scheduling conference set for August 12, 2013. The Company believes these claims are without merit and will continue to vigorously defend this action. While management has determined that the possibility of loss is remote, litigation is inherently uncertain and management cannot determine the amount of loss, if any, that may result.
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

14.    SUBSEQUENT EVENTS

The Company has entered into two definitive agreements with unrelated third party sellers to purchase an aggregate of approximately 13,900 gross (11,150 net) operated acres in the Midland Basin for an aggregate of approximately $165,000,000, subject to certain adjustments. The Company entered into one agreement on August 1, 2013 and one agreement on August 2, 2013. The proposed transactions are expected to close by the end of September 2013.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited combined consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10–Q as well as our audited combined consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2012. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See “Part II, Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements”.

Overview

We are an independent oil and natural gas company focused on the acquisition, development, exploration and exploitation of unconventional, long-life, onshore oil and natural gas reserves in the Permian Basin in West Texas. Our activities are primarily directed at the Clearfork, Spraberry, Wolfcamp, Cline, Strawn and Atoka formations which we refer to as the Wolfberry play. We intend to grow our reserves and production through development drilling, exploitation and exploration activities on our multi-year inventory of identified potential drilling locations and through acquisitions that meet our strategic and financial objectives, targeting oil-weighted reserves. Substantially all of our revenues are generated through the sale of oil, natural gas liquids and natural gas production. Our production was approximately 75% oil, 14% natural gas liquids and 11% natural gas for the three months ended June 30, 2013, and was approximately 73% oil, 16% natural gas liquids and 11% natural gas for the three months ended June 30, 2012. Our production was approximately 73% oil, 15% natural gas liquids and 12% natural gas for the six months ended June 30, 2013, and was approximately 74% oil, 15% natural gas liquids and 11% natural gas for the six months ended June 30, 2012. On June 30, 2013, our net acreage position in the Permian Basin was approximately 54,035 net acres.

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

Also on October 11, 2012, we acquired all of the oil and natural gas properties of Gulfport located in the Permian Basin in exchange for (i) 7,914,036 shares of our common stock, (ii) approximately $63.6 million in the form of a non-interest bearing promissory note that was repaid in full upon the closing of our initial public offering, or IPO, and (iii) a post-closing cash adjustment of approximately $18.6 million. We are the operator of the acreage acquired by us from Gulfport.

On October 17, 2012, we completed our IPO of 14,375,000 shares of common stock, which included 1,875,000 shares of common stock issued pursuant to the over-allotment option exercised by the underwriters. The stock was priced at $17.50 per share and we received net proceeds of approximately $234.1 million from the sale of these shares of common stock, net of offering expenses and underwriting discounts and commissions.
In the first quarter of 2013, Windsor UT merged with and into Windsor Permian and Windsor Permian, the surviving entity in the merger, was renamed Diamondback O&G LLC, or Diamondback O&G.
On May 22, 2013, we completed an underwritten primary public offering of 5,175,000 shares of common stock, which included 675,000 shares of common stock issued pursuant to an option to purchase additional shares granted to the underwriters. The stock was sold to the public at $29.25 per share and we received net proceeds of approximately $144.4 million from the sale of these shares of common stock, net of offering expenses and underwriting discounts and commissions.

On June 24, 2013, Gulfport Energy Corporation, which we refer to as “Gulfport,” and certain entities controlled by Wexford Capital LP, which we refer to as “Wexford,” completed an underwritten secondary public offering of 6,000,000 shares of our common stock and, on July 5, 2013, the underwriters purchased an additional 869,222 shares of our common stock from these selling stockholders pursuant to an option to purchase such additional shares granted to the underwriters. The shares were sold to the public at $34.75 per share and the selling stockholders received all proceeds from this offering.
Recent Developments

We have entered into two definitive agreements with unrelated third party sellers to purchase an aggregate of approximately 13,900 gross (11,150 net) operated acres in the Midland Basin for an aggregate of approximately $165.0 million, subject to certain adjustments. We entered into one agreement on August 1, 2013 and one agreement on August 2, 2013. The proposed transactions are expected to close by the end of September 2013.

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
Operating Results Overview
During the three months ended June 30, 2013, our average daily production was approximately 6,590 BOE/d, consisting of 4,914 Bbls/d of oil, 4,489 Mcf/d of natural gas and 927 Bbls/d of natural gas liquids, an increase of 4,080 BOE/d, or 163%, from average daily production of 2,510 BOE/d for the three months ended June 30, 2012, consisting of 1,828 Bbls/d of oil, 1,734 Mcf/d of natural gas and 392 Bbls/d of natural gas liquids. The ST 4301H well in Midland County, with a 29 stage 7,141 foot lateral, achieved a peak 30 day rate of 916 BOE/d on submersible pump, with a previously reported peak 24 hour initial production, or IP, rate of 1,136 BOE/d. Our 14 producing horizontal Wolfcamp B wells have achieved peak 24 hour IP rates that averaged 920 BOE/d (88% oil) from lateral lengths that averaged 5,576 feet.

During the six months ended June 30, 2013, our average daily production was approximately 5,694 BOE/d, consisting of 4,134 Bbls/d of oil, 4,197 Mcf/d of natural gas and 860 Bbls/d of natural gas liquids, an increase of 3,323 BOE/d, or 140%, from average daily production of 2,371 BOE/d for the six months ended June 30, 2012, consisting of 1,747 Bbls/d of oil, 1,594 Mcf/d of natural gas and 358 Bbls/d of natural gas liquids.

During the three months ended June 30, 2013, we drilled 19 gross (16 net) wells, and participated in one additional gross non-operated well, in the Permian Basin. During the six months ended June 30, 2013, we drilled 38 gross (33 net) wells, and participated in one additional gross non-operated well, in the Permian Basin.

Sources of our revenue
Our revenues are derived from the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from our natural gas during processing. Our oil and natural gas revenues do not include the effects of derivatives. For the three months ended June 30, 2013 and 2012, our revenues were derived 90% and 90%, respectively, from oil sales, 6% and 8%, respectively, from natural gas liquids sales and 4% and 2%, respectively, from natural gas sales. For the six months ended June 30, 2013 and 2012, our revenues were derived 89% and 90%, respectively, from oil sales, 7% and 8%, respectively, from natural gas liquids sales and 4% and 2%, respectively, from natural gas sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Results of Operations
The following table sets forth selected historical operating data for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Operating Results:
Revenues
Oil and natural gas revenues	$45,394,000	$16,030,000	$74,303,000	$32,381,000
Operating Expenses
Lease operating expense	6,087,000	3,529,000	11,522,000	6,318,000
Production taxes	2,196,000	782,000	3,623,000	1,579,000
Gathering and transportation expense	247,000	79,000	380,000	146,000
Depreciation, depletion and amortization	14,815,000	5,659,000	25,553,000	10,416,000
General and administrative	2,621,000	1,653,000	5,092,000	2,837,000
Asset retirement obligation accretion expense	45,000	21,000	88,000	41,000
Total expenses	26,011,000	11,723,000	46,258,000	21,337,000
Income from operations	19,383,000	4,307,000	28,045,000	11,044,000
Net interest expense	(535,000)	(1,172,000)	(1,020,000)	(2,052,000)
Other income - related party	388,000	586,000	777,000	1,011,000
Gain on derivative instruments, net	3,037,000	9,957,000	3,029,000	5,165,000
Loss from equity investment	—	(54,000)	—	(67,000)
Total other income	2,890,000	9,317,000	2,786,000	4,057,000
Income before income taxes	22,273,000	13,624,000	30,831,000	15,101,000
Provision for deferred income taxes	7,802,000	—	10,964,000	—
Net income	$14,471,000	$13,624,000	$19,867,000	$15,101,000

Production Data:
Oil (Bbls)	447,203	166,385	748,244	317,906
Natural gas (Mcf)	408,530	157,835	759,568	290,171
Natural gas liquids (Bbls)	84,360	35,678	155,689	65,188
Combined volumes (Boe)	599,651	228,369	1,030,528	431,456
Daily combined volumes (Boe/d)	6,590	2,510	5,694	2,371

Average Prices(1):
Oil (per Bbl)	$91.76	$86.34	$88.59	$91.26
Natural gas (per Mcf)	4.08	1.97	3.71	2.27
Natural gas liquids (per Bbl)	31.91	37.92	33.38	41.59
Combined (per BOE)	75.70	70.19	72.10	75.05

Average Costs (per BOE)
Lease operating expense	$10.15	$15.45	$11.18	$14.64
Gathering and transportation expense	0.41	0.35	0.37	0.34
Production taxes	3.66	3.42	3.52	3.66
Production taxes as a % of sales	4.8%	4.9%	4.9%	4.9%
Depreciation, depletion, and amortization	24.71	24.78	24.80	24.14
General and administrative	4.37	7.24	4.94	6.58

(1) After giving effect to our derivative instruments, the average prices per Bbl of oil and per BOE were $89.84 and $74.27, respectively, during the three months ended June 30, 2013, and $73.67 and $60.96, respectively, during the three months ended June 30, 2012. After giving effect to our derivative instruments, the average prices per Bbl of oil and per BOE were $85.38 and $69.77, respectively, during the six months ended June 30, 2013, and $80.34 and $67.00, respectively, during the six months ended June 30, 2012.

Comparison of the Three Months Ended June 30, 2013 and 2012
Oil, Natural Gas Liquids and Natural Gas Revenues. Our oil, natural gas liquids and natural gas revenues increased by approximately $29,364,000, or 183%, to $45,394,000 for the three months ended June 30, 2013 from $16,030,000 for the three months ended June 30, 2012. Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 4,080 BOE/d to 6,590 BOE/d during the three months ended June 30, 2013 from 2,510 BOE/d during the three months ended June 30, 2012. The total increase in revenue of approximately $29,364,000 is largely attributable to higher oil, natural gas liquids and natural gas production volumes for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The increases in production volumes were due to a combination of increased drilling activity and the effect of the contribution of Gulfport’s Permian Basin assets on October 11, 2012. Our production increased by 280,818 Bbls of oil, 48,682 Bbls of natural gas liquids and 250,695 Mcf of natural gas for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. The net dollar effect of the increases in prices of approximately $2,778,000 (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas liquids and natural gas) and the net dollar effect of the increase in production of approximately $26,586,000 (calculated as the increase in period-to-period volumes for oil, natural gas liquids and natural gas multiplied by the period average prices) are shown below.

	Change in prices	Production volumes(1)	Total net dollar effect of change
Effect of changes in price:
Oil	$5.42	447,203	$2,423,000
Natural gas liquids	$(6.01)	84,360	$(507,000)
Natural gas	$2.11	408,530	$862,000
Total revenues due to change in price			$2,778,000
	Change in production volumes(1)	Prior period Average Prices	Total net dollar effect of change
Effect of changes in production volumes:
Oil	280,818	$86.34	$24,246,000
Natural gas liquids	48,682	$37.92	$1,846,000
Natural gas	250,695	$1.97	$494,000
Total revenues due to change in production volumes			$26,586,000
Total change in revenues			$29,364,000

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas
Lease Operating Expense. Lease operating expense was $6,087,000 ($10.15 per BOE) for the three months ended June 30, 2013, an increase of $2,558,000, or 72%, from $3,529,000 ($15.45 per BOE) for the three months ended June 30, 2012. The increase is due to increased drilling activity, which resulted in additional producing wells for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Our lease operating expense during the three months ended June 30, 2012 was adversely impacted by the cost of processing and treating non-hydrocarbon gases from certain of our wells that came on-line in 2011. During the fourth quarter of 2012, we completed construction of a gas gathering system that transports this gas stream to a sour gas pipeline, thereby eliminating the monthly processing and treating expense, which savings are reflected in our lease operating expense for the three months ended June 30, 2013. In addition, in the first quarter 2013, we moved a portion of our produced water by a pipeline connected to a commercial salt water disposal well rather than by truck. During the remainder of 2013, we intend to continue the migration of water disposal and oil transportation from truck carriers to pipelines. We believe that the connection to salt water disposal wells and other actions will help reduce our lease operating expense in future periods.

Production Tax Expense. Production taxes as a percentage of oil and natural gas sales were 4.8% for the three months ended June 30, 2013, a decrease of 0.1% from 4.9% for the three months ended June 30, 2012. Production taxes are primarily based on the market value of our production at the wellhead and may vary across the different counties in which we operate. Total production taxes increased $1,414,000 from $782,000 during the three months ended June 30, 2012 to $2,196,000 during the three months ended June 30, 2013, as a result of higher production and an increase in the market value of our production.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $9,156,000, or 162%, from $5,659,000 for the three months ended June 30, 2012 to $14,815,000 for the three months ended June 30, 2013. This increase was due to an increase in our full cost pool as a result of the acquisition of the Gulfport properties and increased capital expenditures in conjunction with our drilling program during the three months ended June 30, 2013. The average depletion rate was $24.71 for the three months ended June 30, 2013 and $24.78 for the three months ended June 30, 2012. The average depletion rate includes oil and gas depletion and other property and equipment depreciation.
General and Administrative Expense. General and administrative expense increased $968,000 from $1,653,000 for the three months ended June 30, 2012 to $2,621,000 for the three months ended June 30, 2013. The increase was due to increases in salary, stock-based compensation, legal, secondary offering expenses, professional service and advisory service expenses. These increases were partially offset by increases in general and administrative costs related to exploration and development activity capitalized to the full cost pool and increases in COPAS overhead reimbursements due to increased drilling activity.
Net Interest Expense. Net interest expense for the three months ended June 30, 2013 was $535,000, as compared to $1,172,000 for the three months ended June 30, 2012, a decrease of $637,000, or 54%. This decrease was due primarily to a decrease in our weighted average outstanding borrowings under our credit agreement to $23,071,000 for the three months ended June 30, 2013 from $99,724,000 for the same period in 2012.
Derivatives. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the realized and unrealized changes in fair value on derivative instruments in our combined consolidated statements of operations under the line item captioned “Gain on derivative instruments.” For the three months ended June 30, 2013 and 2012, we had a realized loss on settlement of derivative instruments of $856,000 and $2,108,000, respectively. For the three months ended June 30, 2013 and 2012, we had an unrealized gain on open derivative instruments of $3,893,000 and $12,065,000, respectively.
Income tax expense. Prior to our IPO in October 2012, the operations of Windsor Permian and Windsor UT, as limited liability companies, were not subject to federal income taxes. Deferred income tax expense of $7,802,000 was incurred as a result of operations for the three months ended June 30, 2013.
Comparison of the Six Months Ended June 30, 2013 and 2012
Oil, Natural Gas Liquids and Natural Gas Revenues. Our oil, natural gas liquids and natural gas revenues increased by approximately $41,922,000, or 129%, to $74,303,000 for the six months ended June 30, 2013 from $32,381,000 for the six months ended June 30, 2012. Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 3,323 BOE/d to 5,694 BOE/d during the six months ended June 30, 2013 from 2,371 BOE/d during the six months ended June 30, 2012. The total increase in revenue of approximately $41,922,000 is largely attributable to higher oil, natural gas liquids and natural gas production volumes for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, partially offset by a decrease in the average sales price received for these volumes. The increases in production volumes were due to a combination of increased drilling activity and the effect of the contribution of Gulfport’s Permian Basin assets on October 11, 2012. Our production increased by 430,338 Bbls of oil, 90,501 Bbls of natural gas liquids and 469,397 Mcf of natural gas for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The net dollar effect of the decreases in prices of approximately $2,180,000 (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas liquids and natural gas) and the net dollar effect of the increase in production of approximately $44,102,000 (calculated as the increase in period-to-period volumes for oil, natural gas liquids and natural gas multiplied by the period average prices) are shown below.

	Change in prices	Production volumes(1)	Total net dollar effect of change
Effect of changes in price:
Oil	$(2.67)	748,244	$(1,998,000)
Natural gas liquids	$(8.21)	155,689	$(1,278,000)
Natural gas	$1.44	759,568	$1,096,000
Total revenues due to change in price			$(2,180,000)
	Change in production volumes(1)	Prior period Average Prices	Total net dollar effect of change
Effect of changes in production volumes:
Oil	430,338	$91.26	$39,273,000
Natural gas liquids	90,501	$41.59	$3,764,000
Natural gas	469,397	$2.27	$1,065,000
Total revenues due to change in production volumes			$44,102,000
Total change in revenues			$41,922,000

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas
Lease Operating Expense. Lease operating expense was $11,522,000 ($11.18 per BOE) for the six months ended June 30, 2013, an increase of $5,204,000, or 82%, from $6,318,000 ($14.64 per BOE) for the six months ended June 30, 2012. The increase is due to increased drilling activity, which resulted in additional producing wells for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. Our lease operating expense during the six months ended June 30, 2012 was adversely impacted by the cost of processing and treating non-hydrocarbon gases from certain of our wells that came on-line in 2011. During the fourth quarter of 2012, we completed construction of a gas gathering system that transports this gas stream to a sour gas pipeline, thereby eliminating the monthly processing and treating expense, which savings are reflected in our lease operating expense for the six months ended June 30, 2013. In addition, in the first quarter 2013, we moved a portion of our produced water by a pipeline connected to a commercial salt water disposal well rather than by truck. During the remainder of 2013, we intend to continue the migration of water disposal and oil transportation from truck carriers to pipelines. We believe that the connection to salt water disposal wells and other actions will help reduce our lease operating expense in future periods.
Production Tax Expense. Production taxes as a percentage of oil and natural gas sales were 4.9% for both the six months ended June 30, 2013 and 2012. Production taxes are primarily based on the market value of our production at the wellhead and may vary across the different counties in which we operate. Total production taxes increased $2,044,000 from $1,579,000 during the six months ended June 30, 2012 to $3,623,000 during the six months ended June 30, 2013, as a result of higher production and an increase in the market value of our production.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $15,137,000, or 145%, from $10,416,000 for the six months ended June 30, 2012 to $25,553,000 for the six months ended June 30, 2013. This increase was due to an increase in our full cost pool as a result of the acquisition of the Gulfport properties and increased capital expenditures in conjunction with our drilling program during the six months ended June 30, 2013. The average depletion rate was $24.80 for the six months ended June 30, 2013 and $24.14 for the six months ended June 30, 2012. The average depletion rate includes oil and gas depletion and other property and equipment depreciation. The increase in depletion rate was due to the result of the increases in the full cost pool as described above.
General and Administrative Expense. General and administrative expense increased $2,255,000 from $2,837,000 for the six months ended June 30, 2012 to $5,092,000 for the six months ended June 30, 2013. The increase was due to increases in salary, stock-based compensation, legal, secondary offering expenses, professional service and advisory service expenses. These increases were partially offset by an increase in COPAS overhead reimbursements due to increased drilling activity.
Net Interest Expense. Net interest expense for the six months ended June 30, 2013 was $1,020,000, as compared to $2,052,000 for the six months ended June 30, 2012, a decrease of $1,032,000, or 50%. This decrease was due primarily to a decrease in our weighted average outstanding borrowings under our credit agreement to $21,677,000 for the six months ended June 30, 2013 from $96,062,000 for the same period in 2012.
Derivatives. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the realized and unrealized changes in fair value on derivative instruments in our combined consolidated statements of operations under the line item captioned “Gain on derivative instruments.” For the six months ended June 30, 2013 and 2012, we had a realized loss on settlement of derivative instruments of $2,399,000 and $3,473,000, respectively. For the six months ended June 30, 2013 and 2012, we had an unrealized gain on open derivative instruments of $5,428,000 and $8,638,000, respectively.
Income tax expense. Prior to our IPO in October 2012, the operations of Windsor Permian and Windsor UT, as limited liability companies, were not subject to federal income taxes. Deferred income tax expense of $10,964,000 was incurred as a result of operations for the six months ended June 30, 2013.

Liquidity and Capital Resources
Our primary sources of liquidity have been proceeds from our public offerings, borrowings under our credit facility, cash flows from operations and, prior to the completion of our IPO, capital contributions and loans from our equity sponsor. Our primary use of capital has been for the acquisition, development and exploration of oil and natural gas properties. As we pursue reserves and production growth, we regularly consider which capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future ability to grow proved reserves and production will be highly dependent on the capital resources available to us.
Liquidity and cash flow
Our cash flows for the six months ended June 30, 2013 and 2012 are presented below:

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$49,798,000	$22,661,000
Net cash used in investing activities	(138,675,000)	(59,616,000)
Net cash provided by financing activities	$144,417,000	$32,337,000
Net change in cash	$55,540,000	$(4,618,000)
Operating Activities
Net cash provided by operating activities was $49,798,000 for the six months ended June 30, 2013 as compared to $22,661,000 for the six months ended June 30, 2012. The increase in operating cash flows is a result of increases in our oil and natural gas revenues due to production growth and by lower expenses in 2013.
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

Investing Activities
The purchase and development of oil and natural gas properties accounted for the majority of our cash outlays for investing activities. We used cash for investing activities of $138,675,000 and $59,616,000 during the six months ended June 30, 2013 and 2012, respectively.
During the six months ended June 30, 2013, we spent $112,083,000 on capital expenditures in conjunction with our infrastructure projects and drilling program, in which we participated in the drilling of 40 gross (34 net) wells. We spent an additional $6,192,000 on leasehold costs, $1,615,000 for the purchase of other property and equipment, $289,000, net, on the settlement of non-hedge derivative instruments and $18,550,000 for the post-closing cash adjustment associated with the Gulfport transaction. These amounts were partially offset by proceeds of $54,000 from the sale of property and equipment.
During the six months ended June 30, 2012, we spent $49,294,000 on capital expenditures in conjunction with our drilling program in which we participated in the drilling of 24 gross (16 net) wells. We spent an additional $5,911,000 on leasehold costs, $637,000 for the purchase of other property and equipment and $3,784,000, net, on the settlement of non-hedge derivative instruments and margin deposits. These amounts were partially offset by proceeds of $10,000 from the sale of property and equipment.
Our investing activities for the six months ended June 30, 2013 and 2012 are summarized in the following table:

	Six Months Ended June 30,
	2013	2012
Drilling and completion of wells	$(112,083,000)	$(49,294,000)
Purchase of leasehold acquisitions	(6,192,000)	(5,911,000)
Acquisition of Gulfport properties	(18,550,000)	—
Purchase of other property and equipment	(1,615,000)	(637,000)
Proceeds from sale of property and equipment	54,000	10,000
Settlement of non-hedge derivative instruments	(289,000)	(5,263,000)
Receipt on derivative margins	—	1,479,000
Net cash used in investing activities	$(138,675,000)	$(59,616,000)
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2013 was $144,417,000 as compared to $32,337,000 during the same period in 2012. On May 22, 2013, we completed an underwritten primary public offering of 5,175,000 shares of common stock, which included 675,000 shares of common stock purchased by the underwriters pursuant to an option to purchase additional shares, and we received net proceeds of approximately $144.4 million, after deducting the underwriting discount and offering expenses. During the six months ended June 30, 2013 and 2012, we borrowed $49,000,000 and $15,000,000, respectively, under our revolving credit facility. The $49,000,000 outstanding under our revolving credit facility was repaid with a portion of the net proceeds from our underwritten public offering in May 2013. During the six months ended June 30, 2012, we borrowed $14,100,000 under our subordinated note with Wexford and received capital contributions from our members of $4,008,000. In both periods, these proceeds were used primarily to fund our drilling costs and purchase property and equipment. During the six months ended June 30, 2013 and 2012, we paid $447,000 and $729,000, respectively, for costs associated with our public offerings. During the six months ended June 30, 2013, we incurred costs of approximately $179,000 related to the secondary offering.
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
Principal may be optionally repaid from time to time and is required to be paid (a) if the loan amount exceeds the borrowing base, whether due to a borrowing base redetermination or otherwise and (b) at the maturity date of October 15, 2014. We are obligated to pay a quarterly commitment fee equal to 0.5% per year of the unused portion of the borrowing base. The loan is secured by substantially all of our assets. The borrowing base is re-determined semi-annually with effective dates of April 1st and October 1st. In addition, we may request up to three additional redeterminations of the borrowing base during any 12-month period. The borrowing base was $100.0 million at December 31, 2011. The borrowing base increased throughout 2012 and 2013 through various redeterminations and at December 31, 2012 and June 30, 2013, the borrowing base was $135.0 million and $180.0 million, respectively. In connection with the IPO, we repaid all outstanding borrowings under our revolving credit facility and, as of December 31, 2012, had no outstanding borrowings. In connection with our public offering of common stock in May 2013, we repaid all outstanding borrowings under our revolving credit facility and, as of June 30, 2013, had no outstanding borrowing under this facility.
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

As of June 30, 2013, we were in compliance with all financial covenants under our revolving credit facility. The lenders may accelerate all of the indebtedness under our revolving credit facility upon the occurrence of any event of default unless we cure any such default within any applicable grace period. For payments of principal and interest under our revolving credit facility, we generally have a three business day grace period, and a 30-day cure period for most covenant defaults, but not for defaults of certain specific covenants, including the financial covenants and negative covenants.
Capital Requirements and Sources of Liquidity
We currently anticipate our 2013 capital budget for drilling and infrastructure will be approximately $290.0 million to $320.0 million. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted. We intend to allocate these expenditures as follows:

•	$267.6 million for the drilling and completion of operated wells of which approximately 65% is allocated to horizontal wells;

•	$9.0 million for our participation in the drilling and completion of non-operated wells; and

•	$25.0 million for the construction of infrastructure to support production, including investments in water disposal infrastructure and gathering line projects.
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
During the six months ended June 30, 2013, our aggregate capital expenditures for drilling and infrastructure were $112.1 million and we spent $6.2 million for leasehold acquisitions.
Based upon current oil and natural gas price expectations for 2013, we believe that our cash flow from operations, proceeds from our May 2013 public offering and borrowings under our revolving credit facility will be sufficient to fund our operations through year-end 2013. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. Further, our 2013 capital expenditure budget does not allocate any funds for leasehold interest and property acquisitions. We are currently evaluating our alternatives with respect to our pending acquisitions discussed under “Recent Developments” above, but expect to fund the aggregate purchase price for those acquisitions with some combination of cash on hand, borrowings under our revolving credit facility and proceeds from an offering of securities.
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
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2013.
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
We use price swap derivatives to reduce price volatility associated with certain of our oil sales. With respect to these fixed price swap contracts, the counterparty is required to make a payment to us if the settlement price for any settlement period is less than the swap price, and we are required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. Our derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate pricing, Argus Louisiana light sweet pricing or Inter–Continental Exchange, or ICE, pricing for Brent crude oil.
At June 30, 2013, we had a net asset derivative position with Wells Fargo Bank, N.A. of $3,191,000, consisting of $2,891,000 related to our ICE Brent fixed price swap and $300,000 related to our Argus Louisiana Light Sweet fixed price swap, and a net liability derivative position with BNP Paribas of $2,679,000 related to our NYMEX West Texas Intermediate fixed price swap, as compared to a net liability derivative position of $5,205,000 as of December 31, 2012 related to our price swap derivatives. Utilizing actual derivative contractual volumes under our fixed price swaps with Wells Fargo Bank, N.A. as of June 30, 2013, a 10% increase in forward curves associated with the underlying commodity would have decreased the net asset derivative position of these instruments to a net liability derivative position of $3,478,000, a decrease of $6,669,000, while a 10% decrease in forward curves associated with the underlying commodity would have increased the net asset derivative position of these instruments by $6,669,000. Utilizing actual derivative contractual volumes under our NYMEX West Texas Intermediate fixed price swap as of June 30, 2013, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability derivative position of these instruments by approximately $1,750,000, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability derivative position of these instruments by $1,750,000. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Counterparty and Customer Credit Risk
Our principal exposures to credit risk are through receivables resulting from joint interest receivables (approximately $7,147,000 at June 30, 2013) and receivables from the sale of our oil and natural gas production (approximately $16,374,000 at June 30, 2013).
We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the six months ended June 30, 2013, three purchasers accounted for more than 10% of our revenue: Plains Marketing, L.P. (53%); Shell Trading (US) Company (15%); and Occidental Energy Marketing, Inc. (14%). For the year ended December 31, 2012, three purchasers accounted for more than 10% of our revenue: Plains Marketing, L.P. (53%); Occidental Energy Marketing, Inc. (16%); and Andrews Oil Buyers Inc. (10%). No other customer accounted for more than 10% of our revenue during these periods.
Joint operations receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells. At June 30, 2013, we had one customer that represented approximately 90% of our total joint operations receivables. At December 31, 2012, we had one customer that represented approximately 97% of our total joint operations receivables.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facility. The terms of our revolving credit facility provide for interest on borrowings at a floating rate equal to prime, LIBOR or federal funds rate plus margins ranging from 1.25% to 3.50% depending on the base rate used and the amount of the loan outstanding in relation to the borrowing base. As of June 30, 2013, we did not have any borrowings outstanding under our revolving credit facility. On May 21, 2013 the last date on which borrowings were outstanding under our revolving credit facility, such borrowings bore interest at a weighted average rate of 2.70%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income of approximately $490,000 based on the $49,000,000 outstanding in the aggregate under our revolving credit facility on May 21, 2013.

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
As of June 30, 2013, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2013, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In September 2010, Windsor Permian (now known as Diamondback O&G LLC) purchased certain property in Goodhue County, Minnesota from Scott and Susan Wesch that was prospective for hydraulic fracturing grade sand. Prior to this purchase, Scott and Susan Wesch had entered into a Mineral Development Agreement with Robert Stein, and Windsor Permian purchased the property subject to that agreement. Windsor Permian subsequently contributed the property to Muskie. In an amended complaint filed in November 2012 by Robert Stein against Scott and Susan Wesch, Windsor Permian and certain affiliates of Windsor Permian in the first judicial district court in Goodhue County, Minnesota, Stein seeks damages from Windsor Permian and the other defendants alleging, among other things, interference with contractual relationship, interference with prospective advantage and unjust enrichment. In an order filed on May 24, 2013, the judge denied certain motions made by the defendants and set a trial date to determine liability, with a damage phase of the matter to commence on a later date if there is a determination of liability. Following a trial on the liability phase on June 21, 2013, the jury determined that the defendants intentionally interfered with plaintiff’s contract but that the interference did not cause the plaintiff to be unable to acquire mining permits prior to the enactment of the moratorium by Goodhue County. In an order filed on July 10, 2013, the judge ordered the damage phase to be set for trial following a pretrial and scheduling conference set for August 12, 2013. We believe these claims are without merit and will continue to vigorously defend this action. While management has determined that the possibility of loss is remote, litigation is inherently uncertain and management cannot determine the amount of loss, if any, that may result.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Not applicable.

(b)    Not applicable.

(c)    We do not have a share repurchase program, and during the three months ended June 30, 2013, we did not purchase any shares of our common stock.

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

10.1+	Form of Amendment to Restricted Stock Unit Certificate (incorporated by reference to Exhibit 10.38 to the Form 10-K/A, File No. 001-35700, filed by the Company with the SEC on April 11, 2013).
10.2
Lease Amendment No. 6 effective May 1, 2013 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Windsor Permian LLC (incorporated by reference to Exhibit 10.39 to the Form 10-K/A, File No. 001-35700, filed by the Company with the SEC on April 11, 2013).

10.3
First Amendment to Office Lease Agreement effective as of April 1, 2013 by and between Caliber Investment Group LLC and Diamondback E&P LLC (incorporated by reference to Exhibit 10.40 to the Registration Statement on Form S-1, File No. 333-189176, filed by the Company with the SEC on June 7, 2013).

10.4*	Lease Amendment No. 7 effective September 1, 2013 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Diamondback E&P LLC.
10.5*	Lease Amendment No. 8 effective October 1, 2013 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Diamondback E&P LLC.
31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
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

DIAMONDBACK ENERGY, INC.

Date:	August 7, 2013
/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer