Form 10-Q
period 2013-09-30
Diamondback Energy, Inc.
filed 2013-11-05
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2013, 47,067,116 shares of the registrant’s common stock were outstanding.

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

Diamondback Energy, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$53,100,000	$26,358,000
Accounts receivable:
Joint interest and other	9,020,000	5,959,000
Oil and natural gas sales	21,141,000	8,081,000
Related party	1,121,000	772,000
Inventories	6,228,000	6,195,000
Deferred income taxes	423,000	1,857,000
Derivative instruments	223,000	—
Prepaid expenses and other	659,000	1,053,000
Total current assets	91,915,000	50,275,000

Property and equipment
Oil and natural gas properties, based on the full cost method of accounting ($424,556,000 and $121,245,000 excluded from amortization at September 30, 2013 and December 31, 2012, respectively)	1,540,598,000	697,742,000
Other property and equipment	9,168,000	2,337,000
Accumulated depletion, depreciation, amortization and impairment	(188,645,000)	(145,837,000)
	1,361,121,000	554,242,000

Derivative instruments-long term	527,000	—
Other assets	12,333,000	2,184,000
Total assets	$1,465,896,000	$606,701,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable trade	$24,012,000	$12,141,000
Accounts payable-related party	271,000	18,813,000
Accrued capital expenditures	55,190,000	29,397,000
Other accrued liabilities	21,040,000	10,649,000
Revenues and royalties payable	6,860,000	3,270,000
Derivative instruments	1,933,000	4,817,000
Note payable-short term	145,000	145,000
Total current liabilities	109,451,000	79,232,000

Long-term debt	450,085,000	193,000
Derivative instruments-long term	—	388,000
Asset retirement obligations-long term	2,878,000	2,125,000
Deferred income taxes-noncurrent	80,544,000	62,695,000
Total liabilities	642,958,000	144,633,000
Contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 47,021,035 issued and outstanding at September 30, 2013; 36,986,532 issued and outstanding at December 31, 2012	470,000	370,000
Additional paid-in capital	840,079,000	513,772,000
Accumulated deficit	(17,611,000)	(52,074,000)
Total stockholders’ equity	822,938,000	462,068,000
Total liabilities and stockholders’ equity	$1,465,896,000	$606,701,000
See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Combined Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Oil sales	$53,086,000	$14,530,000	$119,373,000	$43,542,000
Natural gas sales	859,000	208,000	2,586,000	605,000
Natural gas sales - related party	704,000	370,000	1,796,000	631,000
Natural gas liquid sales	1,970,000	671,000	5,441,000	2,246,000
Natural gas liquid sales - related party	1,172,000	1,035,000	2,898,000	2,171,000
Total revenues	57,791,000	16,814,000	132,094,000	49,195,000
Costs and expenses:
Lease operating expenses	4,718,000	3,242,000	14,527,000	8,667,000
Lease operating expenses - related party	246,000	267,000	840,000	841,000
Production and ad valorem taxes	3,420,000	1,194,000	7,970,000	2,992,000
Production and ad valorem taxes - related party	133,000	99,000	325,000	199,000
Gathering and transportation	69,000	9,000	175,000	61,000
Gathering and transportation - related party	192,000	109,000	466,000	203,000
Depreciation, depletion and amortization	17,423,000	6,136,000	42,976,000	16,552,000
General and administrative expenses	1,810,000	1,323,000	6,350,000	2,803,000
General and administrative expenses - related party	311,000	327,000	863,000	1,684,000
Asset retirement obligation accretion expense	46,000	22,000	134,000	63,000
Total costs and expenses	28,368,000	12,728,000	74,626,000	34,065,000
Income from operations	29,423,000	4,086,000	57,468,000	15,130,000
Other income (expense)
Interest income	1,000	1,000	1,000	3,000
Interest expense	(1,089,000)	(1,130,000)	(2,109,000)	(3,184,000)
Other income - related party	270,000	643,000	1,047,000	1,654,000
Gain (loss) on derivative instruments, net	(4,910,000)	(3,148,000)	(1,881,000)	2,017,000
Loss from equity investment	—	—	—	(67,000)
Total other income (expense), net	(5,728,000)	(3,634,000)	(2,942,000)	423,000
Income before income taxes	23,695,000	452,000	54,526,000	15,553,000
Provision for income taxes
Deferred income tax provision	9,099,000	—	20,063,000	—
Net income	$14,596,000	$452,000	$34,463,000	$15,553,000

Earnings per common share
Basic	$0.33		$0.85
Diluted	$0.33		$0.85
Weighted average common shares outstanding
Basic	44,385,107		40,308,989
Diluted	44,697,609		40,523,764

See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Combined Consolidated Statements of Operations - Continued
(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Pro forma information
Income before income taxes, as reported	$452,000	$15,553,000
Pro forma provision for income taxes	161,000	5,545,000
Pro forma net income	$291,000	$10,008,000

Pro forma earnings per common share - basic and diluted	$0.02	$0.68
Pro forma weighted average common shares outstanding - basic and diluted	14,697,496	14,697,496

See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance December 31, 2012	36,986,532	$370,000	$513,772,000	$(52,074,000)	$462,068,000

Stock based compensation	—	—	1,845,000	—	1,845,000
Common shares issued in public offering, net of offering costs	9,775,000	98,000	321,848,000	—	321,946,000
Exercise of stock options and vesting of restricted stock units	259,503	2,000	2,614,000	—	2,616,000
Net income	—	—	—	34,463,000	34,463,000
Balance September 30, 2013	47,021,035	$470,000	$840,079,000	$(17,611,000)	$822,938,000

See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Combined Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$34,463,000	$15,553,000
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	20,063,000	—
Asset retirement obligation accretion expense	134,000	63,000
Depreciation, depletion, and amortization	42,976,000	16,552,000
Amortization of debt issuance costs	526,000	347,000
Change in fair value of derivative instruments	(3,733,000)	(2,017,000)
Loss from equity investment	—	67,000
Equity based compensation expense	1,426,000	873,000
Gain on sale of assets	(31,000)	(26,000)
Changes in operating assets and liabilities:
Accounts receivable	(13,262,000)	(4,256,000)
Accounts receivable-related party	(350,000)	5,061,000
Inventories	309,000	(44,000)
Prepaid expenses and other	(1,376,000)	1,000
Accounts payable and accrued liabilities	7,324,000	2,145,000
Accounts payable and accrued liabilities-related party	(82,000)	2,289,000
Revenues and royalties payable	3,260,000	(740,000)
Revenues and royalties payable-related party	—	(2,404,000)
Net cash provided by operating activities	91,647,000	33,464,000
Cash flows from investing activities:
Additions to oil and natural gas properties	(188,201,000)	(73,237,000)
Additions to oil and natural gas properties-related party	(11,594,000)	(8,264,000)
Acquisition of Gulfport properties	(18,550,000)	—
Acquisition of mineral interests	(440,000,000)	—
Acquisition of leasehold interests	(166,635,000)	—
Purchase of other property and equipment	(4,965,000)	(778,000)
Proceeds from sale of property and equipment	62,000	26,000
Settlement of non-hedge derivative instruments	(289,000)	(7,025,000)
Receipt on derivative margins	—	2,325,000
Net cash used in investing activities	(830,172,000)	(86,953,000)
Cash flows from financing activities:
Proceeds from borrowings on credit facility	49,000,000	15,000,000
Repayment on credit facility	(49,000,000)	—
Proceeds from senior notes	450,000,000	—
Proceeds from note payable - related party	—	30,045,000
Debt issuance costs	(9,524,000)	(72,000)
Public offering costs	(505,000)	(1,009,000)
Proceeds from public offering	322,680,000	—
Exercise of stock options	2,616,000	—
Contributions by members	—	4,008,000
Net cash provided by financing activities	765,267,000	47,972,000
Net increase (decrease) in cash and cash equivalents	26,742,000	(5,517,000)
Cash and cash equivalents at beginning of period	26,358,000	6,959,000
Cash and cash equivalents at end of period	$53,100,000	$1,442,000
See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Combined Consolidated Statements of Cash Flows - Continued
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$383,000	$2,778,000
Supplemental disclosure of non-cash transactions:
Asset retirement obligation incurred	$162,000	$145,000
Asset retirement obligation acquired	$471,000	$—
Distribution of equity method investments	$—	$10,504,000
Note payable exchanged for equipment	$—	$411,000

See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements
(Unaudited)

1.    DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Organization and Description of the Business
Diamondback Energy, Inc. (“Diamondback” or the “Company”) together with its subsidiaries, is an independent oil and gas company currently focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. Diamondback was incorporated in Delaware on December 30, 2011, and did not conduct any material business operations until October 11, 2012 when Diamondback merged with its parent entity, Diamondback Energy LLC, with Diamondback continuing as the surviving entity (the “Merger”). Prior to the Merger, Diamondback Energy LLC was a holding company and did not conduct any material business operations other than its ownership of Diamondback’s common stock and the membership interests in Diamondback O&G LLC (formerly known as Windsor Permian LLC, or “Windsor Permian”). As a result of the Merger, Windsor Permian became a wholly-owned subsidiary of Diamondback. Also on October 11, 2012, Wexford Capital LP (“Wexford”), our equity sponsor, caused all of the outstanding equity interests in Windsor UT LLC (“Windsor UT”) to be contributed to Windsor Permian prior to the Merger in a transaction referred to as the “Windsor UT Contribution”. The Windsor UT Contribution was treated as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests. We refer to the historical results of Windsor Permian and Windsor UT prior to October 11, 2012 as our “Predecessors”.
Immediately after the Merger on October 11, 2012, Diamondback acquired from Gulfport Energy Corporation (“Gulfport”) all of its oil and natural gas interests in the Permian Basin (the “Gulfport properties”) in exchange for shares of Diamondback common stock and a promissory note in a transaction referred to as the “Gulfport transaction”. The Gulfport transaction was treated as a business combination accounted for under the acquisition method of accounting with the identifiable assets and liabilities recognized at fair value on the date of transfer. See Note 3—Acquisitions for information regarding the acquisition.
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
In the first quarter of 2013, Windsor UT merged with and into Windsor Permian and Windsor Permian, the surviving entity in the merger, was renamed Diamondback O&G LLC (“Diamondback O&G”).
On May 21, 2013, the Company completed an underwritten primary public offering of 5,175,000 shares of common stock, which included 675,000 shares of common stock issued pursuant to an option to purchase additional shares granted to the underwriters. The stock was sold to the public at $29.25 per share and the Company received net proceeds of approximately $144.4 million from the sale of these shares of common stock, net of offering expenses and underwriting discounts and commissions.
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
In August 2013, the Company completed an underwritten public offering of 4,600,000 shares of common stock, which included 600,000 shares of common stock issued pursuant to an option to purchase additional shares granted to the underwriters. The stock was sold the public at $40.25 per share and the Company received net proceeds of approximately $177.5 million from the sale of these shares of common stock, net of offering expenses and underwriting discounts and commissions.
In September 2013, we completed an offering of $450.0 million principal amount of our 7.625% Senior Notes due 2021. See Note 7 below.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
(Unaudited)

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
Reclassifications
The Company has reclassified certain prior year amounts to conform with the current year’s presentation. The Company has reclassified ad valorem taxes from lease operating expenses to production and ad valorem taxes.
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
Debt Issuance Costs
Costs incurred of $10.3 million upon the issuance of the 7.625% Senior Notes due 2021 were capitalized and are being amortized over the term of the Senior Notes using the effective interest method. The Company includes unamortized costs in other assets in its consolidated balance sheets.
3.    ACQUISITIONS
2013 Activity
In September 2013, the Company completed two separate acquisitions of additional leasehold interests in the Permian Basin from unrelated third party sellers for an aggregate purchase price of $165.0 million, subject to certain adjustments. The first of these acquisitions closed on September 4, 2013 when the Company acquired certain assets located in northwestern Martin County, Texas, consisting of a 100% working interest (80% net revenue interest) in 4,506 gross and net acres, with 18 gross and net producing vertical wells and one well waiting on completion, an estimated 1,199 MBOE of proved developed reserves (including 88 MBOE attributable to one PDNP well) as of September 1, 2013 and 457 gross (365 net) BOE per day of production during July 2013. The second of these acquisitions closed on September 26, 2013, when the Company acquired certain assets located primarily in southwestern Dawson County, Texas, consisting of a 70% working interest (54% net revenue interest) in 9,390 gross (6,638 net) acres, with 32 gross (23 net) producing vertical wells, an estimated 907 MBOE of proved developed reserves (including 45 MBOE attributable to one PDNP well) as of September 1, 2013 and 777 gross (417 net) BOE per day of production during June 2013. These acquisitions were funded with a portion of the net proceeds from the August 2013 equity offering discussed in Note 1 above.

On September 19, 2013, the Company completed the acquisition of  the mineral interests underlying approximately 15,000 gross (12,500 net) acres in Midland County, Texas in the Permian Basin. The mineral interests entitle the Company to receive an average 19.5% royalty interest on all production from this acreage with no additional future capital or operating expense required. The $440.0 million purchase price was funded with the net proceeds of the Company’s offering of Senior Notes discussed in Note 7 below.

2012 Activity
On October 11, 2012, the Company completed the acquisition of Gulfport’s oil and natural gas interests in the Permian Basin. The following unaudited summary pro forma combined consolidated statement of operations data of Diamondback for the three months and nine months ended September 30, 2012 has been prepared to give effect to the acquisition as if it had occurred on January 1, 2011. The pro forma data are not necessarily indicative of financial results that would have been attained had the acquisition occurred on January 1, 2011. The pro forma data also necessarily exclude various operation expenses related to the Gulfport properties and the financial statements should not be viewed as indicative of operations in future periods.

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	(Pro Forma)		(Pro Forma)
Pro forma total revenues	$23,839,000		$70,411,000
Pro forma income from operations	5,564,000		21,255,000
Pro forma net income	1,930,000	(1)	21,678,000	(1)
(1) This amount does not include a pro forma income tax provision relating to becoming subject to income taxes as a result of the Merger.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
(Unaudited)

4.    PROPERTY AND EQUIPMENT
Property and equipment includes the following:

	September 30,	December 31,
	2013	2012
Oil and natural gas properties:
Subject to depletion	$1,116,042,000	$576,497,000
Not subject to depletion-acquisition costs
Incurred in 2013	315,331,000	—
Incurred in 2012	106,269,000	117,395,000
Incurred in 2011	1,598,000	1,670,000
Incurred in 2010	1,358,000	1,647,000
Incurred in 2009	—	533,000
Total not subject to depletion	424,556,000	121,245,000

Gross oil and natural gas properties	1,540,598,000	697,742,000
Less accumulated depreciation, depletion, amortization and impairment	(187,427,000)	(145,102,000)
Oil and natural gas properties, net	1,353,171,000	552,640,000

Other property and equipment	9,168,000	2,337,000
Less accumulated depreciation	(1,218,000)	(735,000)
Other property and equipment, net	7,950,000	1,602,000

Property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$1,361,121,000	$554,242,000
The average depletion rate per barrel equivalent unit of production was $25.24 and $24.76 for the three months and nine months ended September 30, 2013, respectively, and $24.43 and $23.96 for the three months and nine months ended September 30, 2012, respectively. Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All internal costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized internal costs were approximately $1,038,000 and $2,678,000 for the three months and nine months ended September 30, 2013, respectively, and $1,068,000 and $2,843,000 for the three months and nine months ended September 30, 2012, respectively. Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The inclusion of the Company’s unevaluated costs into the amortization base is expected to be completed within three to five years.

5.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Company’s asset retirement obligation liability for the following periods:

	Nine Months Ended
	September 30,
	2013	2012
Asset retirement obligation, beginning of period	$2,145,000	$1,104,000
Additional liability incurred	162,000	145,000
Liabilities acquired	471,000	—
Liabilities settled	(14,000)	—
Accretion expense	134,000	63,000
Asset retirement obligation, end of period	2,898,000	1,312,000
Less current portion	20,000	19,000
Asset retirement obligations - long-term	$2,878,000	$1,293,000

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
Beginning on March 31, 2011, various related party investors contributed capital to Bison diluting the Company’s ownership interest. As of June 15, 2012, the Company distributed its remaining 22% interest in Bison to an entity which is controlled and managed by Wexford. As the transaction was between entities under common control, the Company recognized the distribution of $6,437,000 as an equity transaction. Bison continues to be a related party with the Company.
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
7.    DEBT
Senior Notes
On September 18, 2013, the Company completed an offering of $450.0 million in aggregate principal amount of 7.625% senior unsecured notes due 2021 (the “Senior Notes”). The Senior Notes bear interest at the rate of 7.625% per annum, payable semi-annually, in arrears on April 1 and October 1 of each year, commencing on April 1, 2014 and will mature on October 1, 2021. The Senior Notes are fully and unconditionally guaranteed by the Company’s subsidiaries. The net proceeds from the Senior Notes were used to fund the acquisition of mineral interests underlying approximately 15,000 gross (12,500 net) acres in Midland County, Texas in the Permian Basin.
The Senior Notes were issued under, and are governed by, an indenture among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as the trustee (the “Indenture”). The Indenture contains certain covenants that, subject to certain exceptions and qualifications, among other things, limit the Company’s ability and the ability of the restricted subsidiaries to incur or guarantee additional indebtedness, make certain investments, declare or pay dividends or make other distributions on, or redeem or repurchase, capital stock, prepay subordinated indebtedness, sell assets including capital stock of subsidiaries, agree to payment restrictions affecting the Company’s restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with affiliates, incur liens, engage in business other than the oil and gas business and designate certain of the Company’s subsidiaries as unrestricted subsidiaries. If the Company experiences certain kinds of changes of control or if it sells certain of its assets, holders of the Senior Notes may have the right to require the Company to repurchase their Senior Notes.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
(Unaudited)

The Company will have the option to redeem the Senior Notes, in whole or in part, at any time on or after October 1, 2016 at the redemption prices (expressed as percentages of principal amount) of 105.719% for the 12-month period beginning on October 1, 2016, 103.813% for the 12-month period beginning on October 1, 2017, 101.906% for the 12-month period beginning on October 1, 2018 and 100.000% beginning on October 1, 2019 and at any time thereafter with any accrued and unpaid interest to, but not including, the date of redemption. In addition, prior to October 1, 2016, the Company may redeem all or a part of the Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium at the redemption date. Furthermore, before October 1, 2016, the Company may, at any time or from time to time, redeem up to 35% of the aggregate principal amount of the Senior Notes with the net cash proceeds of certain equity offerings at a redemption price of 107.625% of the principal amount of the Senior Notes being redeemed plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the Senior Notes originally issued under the Indenture remains outstanding immediately after such redemption and the redemption occurs within 120 days of the closing date of such equity offering.
In connection with the issuance of the Senior Notes, the Company and the subsidiary guarantors entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the initial purchasers on September 18, 2013, pursuant to which the Company and the subsidiary guarantors have agreed to file a registration statement with respect to an offer to exchange the Senior Notes for a new issue of substantially identical debt securities registered under the Securities Act. Under the Registration Rights Agreement, the Company also agreed to use its commercially reasonable efforts to cause the exchange offer registration statement to become effective within 360 days after the issue date of the Senior Notes and to consummate the exchange offer 30 days after effectiveness. The Company may be required to file a shelf registration statement to cover resales of the Senior Notes under certain circumstances. If the Company fails to satisfy certain of its obligations under the Registration Rights Agreement, the Company agreed to pay additional interest to the holders of the Senior Notes as specified in the Registration Rights Agreement.

Credit Facility-Wells Fargo Bank
On October 15, 2010, the Company entered into a secured revolving credit agreement with BNP Paribas, or BNP, as the administrative agent, sole book runner and lead arranger. On May 10, 2012, the revolving credit agreement was amended to provide for the resignation of BNP, and the appointment of Wells Fargo Bank, National Association, as administrative agent for the lenders. The credit agreement was amended and restated as of July 24, 2012 and again as of November 1, 2013. The credit agreement, as so amended and restated, provides for a revolving credit facility in the maximum amount of $600 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on the Company’s oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Company may request up to three additional redeterminations of the borrowing base during any 12-month period. As of November 1, 2013, the borrowing base was set at $225.0 million.

The outstanding borrowings under the credit agreement bear interest at a rate elected by the Company that is based on the prime rate or LIBOR plus margins ranging from 0.50% for prime-based loans and 1.50% for LIBOR loans to 1.50% for prime-based loans and 2.50% for LIBOR loans, in each case depending on the amount of the loan outstanding in relation to the borrowing base. The Company is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the borrowing base, which fee is also dependent on the amount of the loan outstanding in relation to the borrowing base. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be paid (a) if the loan amount exceeds the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period) and (b) at the maturity date of November 1, 2018. The loan is secured by substantially all of the assets of the Company and its subsidiaries.

The credit agreement contains various affirmative, negative and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates and entering into certain swap agreements and require the maintenance of the financial ratios described below.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
(Unaudited)

Financial Covenant	Required Ratio
Ratio of total debt to EBITDAX	Not greater than 4.0 to 1.0
Ratio of current assets to liabilities, as defined in the credit agreement	Not less than 1.0 to 1.0
EBITDAX will be annualized beginning with the quarter ended September 30, 2013 and ending with the quarter ending March 31, 2014.

The covenant prohibiting additional indebtedness allows for the issuance of unsecured debt of up to $750 million in the form of senior or senior subordinated notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be repaid. As of November 1, 2013, the Company had $450 million of senior unsecured notes outstanding.

As of September 30, 2013, the Company was in compliance with all financial covenants under its revolving credit facility, as then in effect. The lenders may accelerate all of the indebtedness under the Company’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.
Note Payable
The Company entered into an installment payment contract with EMC Corporation for the purchase of computer equipment. The contract is payable in equal installments over a period of 36 months. As of September 30, 2013 and December 31, 2012, the Company had amounts outstanding under this note of $230,000 and $338,000, respectively.

Subordinated Note
Effective May 14, 2012, the Company issued a subordinated note to an affiliate of Wexford pursuant to which, as amended, the Wexford affiliate could, from time to time, advance up to an aggregate of $45.0 million. These advances were solely at the lender’s discretion and neither Wexford nor any of its affiliates had any commitment or obligation to provide further capital support to the Company. The note bore interest at a rate equal to LIBOR plus 0.28% or 8% per annum, whichever was lower. Interest was due quarterly in arrears beginning on July 1, 2012. Interest payments were payable in kind by adding such amounts to the principal balance of the note. The unpaid principal balance and all accrued interest on the note was due and payable in full on January 31, 2015 or the earlier completion of an initial public offering. Any indebtedness evidenced by this note was subordinate in the right of payment to any indebtedness outstanding under the Company’s revolving credit facility. Prior to the completion of the IPO, there was $30.1 million in aggregate principal and interest outstanding under this note. In connection with the IPO, the Company repaid all outstanding borrowings under the subordinated note and the subordinated note was canceled.

8.    EARNINGS PER SHARE & PRO FORMA EARNINGS PER SHARE

Earnings Per Share
The Company’s basic earnings per share amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
(Unaudited)

	Three Months Ended September 30, 2013
			Per
	Income	Shares	Share
Basic:
Net income attributable to common stock	$14,596,000	44,385,107	$0.33
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable	$—	312,502
Diluted:
Net income attributable to common stock	$14,596,000	44,697,609	$0.33

	Nine Months Ended September 30, 2013
			Per
	Income	Shares	Share
Basic:
Net income attributable to common stock	$34,463,000	40,308,989	$0.85
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable	$—	214,775
Diluted:
Net income attributable to common stock	$34,463,000	40,523,764	$0.85

Pro Forma Earnings Per Share
The Company’s pro forma basic earnings per share amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period, as if the common shares issued upon the Merger were outstanding for the entire year. A reconciliation of the components of pro forma basic and diluted earnings per common share is presented in the table below:

	Three Months Ended September 30, 2012
			Per
	Income	Shares	Share
Basic:
Pro forma net income attributable to common stock	$291,000	14,697,496	$0.02
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable	$—	—
Diluted:
Pro forma net income attributable to common stock	$291,000	14,697,496	$0.02

	Nine Months Ended September 30, 2012
			Per
	Income	Shares	Share
Basic:
Pro forma net income attributable to common stock	$10,008,000	14,697,496	$0.68
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable	$—	—
Diluted:
Pro forma net income attributable to common stock	$10,008,000	14,697,496	$0.68

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
(Unaudited)

9.    STOCK AND EQUITY BASED COMPENSATION
For the three months and nine months ended September 30, 2013, the Company incurred $749,000 and $2,105,000, respectively, of stock based compensation, of which the Company capitalized $259,000 and $679,000, respectively, pursuant to the full cost method of accounting for oil and natural gas properties. For the three months and nine months ended September 30, 2012, the Company incurred $291,000 and $873,000, respectively, of equity based compensation, of which the Company capitalized $115,000 and $338,000, respectively, pursuant to the full cost method of accounting for oil and natural gas properties.
The following table presents the Company’s stock option activity under the 2012 Plan for the nine months ended September 30, 2013.

		Weighted Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(In years)
Outstanding at December 31, 2012	850,000	$17.50
Granted	63,000	$22.72
Exercised	(149,500)	$17.50
Expired/Forfeited	—	$—
Outstanding at September 30, 2013	763,500	$17.93	3.03	$18,865,000

Vested and Expected to vest at September 30, 2013	763,500	$17.93	3.03	$18,865,000
Exercisable at September 30, 2013	263,000	$17.50	2.71	$6,612,000
As of September 30, 2013, the unrecognized compensation cost related to unvested stock options was $2,079,000. Such cost is expected to be recognized over a weighted-average period of 2.0 years.
The following table presents the Company’s restricted stock awards and units activity under the 2012 Plan for the nine months ended September 30, 2013.

		Weighted Average
	Restricted Stock	Grant-Date
	Awards & Units	Fair Value
Unvested at December 31, 2012	206,507	$17.50
Granted	11,099	$41.66
Vested	(58,923)	$18.23
Forfeited	(4,444)	$17.50
Unvested at September 30, 2013	154,239	$18.96
As of September 30, 2013, the Company’s unrecognized compensation cost related to unvested restricted stock awards and units was $2,578,000. Such cost is expected to be recognized over a weighted-average period of 1.7 years.
10.    RELATED PARTY TRANSACTIONS

Administrative Services
An entity under common management provided technical, administrative and payroll services to the Company under a shared services agreement which began March 1, 2008. Through December 31, 2011, amounts charged to the Company included those costs directly attributable to the Company as well as indirect costs allocated to the Company. The reimbursement amount for indirect costs is determined by the affiliate’s management based on estimates of time devoted to the Company. The initial term of this shared service agreement was two years. Since the expiration of such two-year period on March 1, 2010, the agreement by its terms, continued on a month-to-month

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
(Unaudited)

basis. For the three months and nine months ended September 30, 2013, the Company incurred total costs of $70,000 and $179,000, respectively. For the three months and nine months ended September 30, 2012, the Company incurred total costs of $235,000 and $4,357,000, respectively. Costs incurred unrelated to drilling activities are expensed and costs incurred in the acquisition, exploration and development of proved oil and natural gas properties have been capitalized. The expensed costs were partially offset in general and administrative expenses by overhead reimbursements of $620,000 and $1,772,000 for the three months and nine months ended September 30, 2012, respectively. As of September 30, 2013 and December 31, 2012, the Company owed the administrative services affiliate $1,000 and $13,000, respectively. These amounts are included in accounts payable-related party in the accompanying consolidated balance sheets.

Effective January 1, 2012, the Company entered into an additional shared services agreement with this entity. Under this agreement, the Company provides this entity and, at its request, certain affiliates, with consulting, technical and administrative services. The initial term of the additional shared services agreement is two years. Upon expiration of the initial term the agreement will continue on a month-to-month basis until canceled by either party upon thirty days prior written notice. Costs that are attributable to and billed to other affiliates are reported as other income-related party. For the three months and nine months ended September 30, 2013, the affiliate reimbursed the Company $270,000 and $1,047,000, respectively, and for the three months and nine months ended September 30, 2012, the affiliate reimbursed the Company $643,000 and $1,654,000, respectively for services under the shared services agreement. As of September 30, 2013 and December 31, 2012, the affiliate owed the Company no amounts and $1,000, respectively. These amounts are included in accounts receivable-related party in the accompanying consolidated balance sheets.
Operating Services
The Company is the operator of substantially all of its properties. As operator of these properties, the Company is responsible for the daily operations, monthly operation billings and monthly revenue disbursements for the properties.
As of September 30, 2013 and December 31, 2012, amounts due from an affiliate (a greater than 10% stockholder) related to joint interest billings and included in accounts receivable-related party in the accompanying consolidated balance sheets were $134,000 and $742,000, respectively.
Drilling Services
Bison has performed drilling and field services for the Company under master drilling and field service agreements. Under the Company’s most recent master drilling agreement with Bison, effective as of January 1, 2013, Bison committed to accept orders from the Company for the use of at least two of its rigs. At September 30, 2013, Bison was providing drilling services to the Company using one of its rigs. This master drilling agreement is terminable by either party on 30 days prior written notice, although neither party will be relieved of its respective obligations arising from a drilling contract being performed prior to the termination of the master drilling agreement. The Company owed Bison $270,000 as of September 30, 2013 and $120,000 as of December 31, 2012.
Effective September 9, 2013, the Company entered into a master service agreement with Panther Drilling Systems LLC (“Panther Drilling”), an entity controlled by Wexford, Panther Drilling provides directional drilling and other services. This master service agreement is terminable by either party on 30 days prior written notice, although neither party will be relieved of its respective obligations arising from work performed prior to the termination of the master service agreement. In the third quarter 2013, the Company began using Panther Drilling’s directional drilling services. The amount incurred in the third quarter for services performed by Panther Drilling was not material.
Coronado Midstream
The Company is party to a gas purchase agreement, dated May 1, 2009, as amended, with Coronado Midstream LLC (“Coronado Midstream”), formerly known as MidMar Gas LLC, an entity affiliated with Wexford that owns a gas gathering system and processing plant in the Permian Basin. Under this agreement, Coronado Midstream is obligated to purchase from the Company, and the Company is obligated to sell to Coronado Midstream, all of the gas conforming to certain quality specifications produced from certain of the Company’s Permian Basin acreage. Following the expiration of the initial ten year term, the agreement will continue on a year-to-year basis until terminated by either party on 30 days’ written notice. Under the gas purchase agreement, Coronado Midstream is

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
(Unaudited)

obligated to pay the Company 87% of the net revenue received by Coronado Midstream for all components of the Company’s dedicated gas, including the liquid hydrocarbons, and the sale of residue gas, in each case extracted, recovered or otherwise processed at Coronado Midstream’s gas processing plant, and 94.56% of the net revenue received by Coronado Midstream from the sale of such gas components and residue gas, extracted, recovered or otherwise processed at Chevron’s Headlee plant. The Company recognized revenues from Coronado Midstream of $1,877,000 and $4,694,000 for the three months and nine months ended September 30, 2013, respectively, and $1,404,000 and $2,801,000 for the three months and nine months ended September 30, 2012, respectively. As of September 30, 2013 and December 31, 2012, Coronado Midstream owed the Company $987,000 and $6,000, respectively, for the Company’s portion of the net proceeds from the sale of gas, gas products and residue gas.
Sand Supply
Muskie, an entity affiliated with Wexford, holds certain rights in a lease covering land in Wisconsin for mining oil and natural gas fracture grade sand. The Company began purchasing sand from Muskie in March 2013. The Company incurred costs of zero and $234,000 for the three months and nine months ended September 30, 2013. As of September 30, 2013, the Company did not owe Muskie any amounts.
Midland Lease
Effective May 15, 2011, the Company occupied corporate office space in Midland, Texas under a lease with a five-year term. The office space is owned by an entity controlled by an affiliate of Wexford. The Company paid $49,000 and $131,000 for the three months and nine months ended September 30, 2013, respectively, and $46,000 and $117,000, for the three months and nine months ended September 30, 2012, respectively, under this lease. In the second and third quarters of 2013, the Company amended this agreement to increase the size of the leased premises. The monthly rent under the lease increased from $13,000 to $15,000 beginning on August 1, 2013 and will increase to $25,000 beginning on October 1, 2013. The monthly rent will increase approximately 4% annually on June 1 of each year during the remainder of the lease term.
Oklahoma City Lease
Effective January 1, 2012, the Company occupied corporate office space in Oklahoma City, Oklahoma under a lease with a 67 month term. The office space is owned by an entity controlled by an affiliate of Wexford. The Company paid $67,000 and $178,000 for the three months and nine months ended September 30, 2013, respectively, and $60,000 and $267,000 for the three months and nine months ended September 30, 2012, respectively, under this lease. Effective April 1, 2013, we amended this lease to increase the size of the leased premises, at which time our monthly base rent increased to $19,000 for the remainder of the lease term. The Company is also responsible for paying a portion of specified costs, fees and expenses associated with the operation of the premises.
Advisory Services Agreement & Professional Services from Wexford
The Company entered into an advisory services agreement (the “Advisory Services Agreement”) with Wexford, dated as of October 11, 2012, under which Wexford provides the Company with general financial and strategic advisory services related to the business in return for an annual fee of $500,000, plus reasonable out-of-pocket expenses. The Advisory Services Agreement has a term of two years commencing on October 18, 2012, and will continue for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. In the event the Company terminates such agreement, it is obligated to pay all amounts due through the remaining term. In addition, the Company agreed to pay Wexford to-be-negotiated market-based fees approved by the Company’s independent directors for such services as may be provided by Wexford at the Company’s request in connection with future acquisitions and divestitures, financings or other transactions in which the Company may be involved. The services provided by Wexford under the Advisory Services Agreement do not extend to the Company’s day-to-day business or operations. The Company has agreed to indemnify Wexford and its affiliates from any and all losses arising out of or in connection with the Advisory Services Agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct. The Company incurred total costs of $125,000 and $375,000 for the three months and nine months ended September 30, 2013, respectively, under the Advisory Services Agreement. Wexford provides certain professional services to the Company, for which the Company incurred total costs of $25,000 and $119,000 for the three months and nine months ended September 30, 2012, respectively. As of September 30, 2013 and December 31, 2012, the Company owed Wexford no amounts and

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
(Unaudited)

$113,000, respectively. These amounts are included in accounts payable-related party in the accompanying consolidated balance sheets.
Secondary Offering Costs
On June 24, 2013, Gulfport and certain entities controlled by Wexford completed an underwritten secondary public offering of 6,000,000 shares of the Company’s common stock and, on July 5, 2013, the underwriters purchased an additional 869,222 shares of the Company’s common stock from these selling stockholders pursuant to an option to purchase such additional shares granted to the underwriters. The shares were sold to the public at $34.75 per share and the selling stockholders received all proceeds from this offering. The Company incurred costs of approximately $185,000 related to the secondary public offering.
11. DERIVATIVES

All derivative financial instruments are recorded at fair value. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the realized and unrealized changes in fair value in the combined consolidated statements of operations under the caption “Gain (loss) on derivative instruments, net.”

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
As of September 30, 2013, the Company had open crude oil derivative positions with respect to future production as set forth in the tables below. When aggregating multiple contracts, the weighted average contract price is disclosed.

Crude Oil—NYMEX West Texas Intermediate Fixed Price Swap

Production Period	Volume (Bbls)	Fixed Swap Price
October–December 2013	92,000	$80.55

Crude Oil—Argus Louisiana Light Sweet Fixed Price Swap

Production Period	Volume (Bbls)	Fixed Swap Price
October - December 2013	92,000	$100.20
January - December 2014	515,000	100.76
January 2015	31,000	101.00

Crude Oil—ICE Brent Fixed Price Swap

Production Period	Volume (Bbls)	Fixed Swap Price
October–December 2013	92,000	$109.70
January–April 2014	120,000	109.70

Balance sheet offsetting of derivative assets and liabilities
The fair value of swaps is generally determined using established index prices and other sources which are based upon, among other things, futures prices and time to maturity. These fair values are recorded by netting asset and

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
(Unaudited)

liability positions that are with the same counterparty and are subject to contractual terms which provide for net settlement.

The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties and the resulting net amounts presented in the Company’s consolidated balance sheets as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Derivative assets	$1,513,000	$(763,000)	$750,000

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
Derivative liabilities	$1,933,000	$—	$1,933,000

	December 31, 2012
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
Derivative liabilities	$5,205,000	$—	$5,205,000

The net amounts are classified as current or noncurrent based on their anticipated settlement dates. The net fair value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

	September 30,	December 31,
	2013	2012
Current Assets: Derivative instruments	$223,000	$—
Noncurrent Assets: Derivative instruments	527,000	—
Total Assets	$750,000	$—

Current Liabilities: Derivative instruments	$1,933,000	$4,817,000
Noncurrent Liabilities: Derivative instruments	—	388,000
Total Liabilities	$1,933,000	$5,205,000

None of the Company’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following table summarizes the gains and losses on derivative instruments included in the combined consolidated statements of operations:

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Non-cash gain (loss) on open non-hedge derivative instruments	$(1,695,000)	$(2,252,000)	$3,733,000	$6,386,000
Loss on settlement of non-hedge derivative instruments	(3,215,000)	(896,000)	(5,614,000)	(4,369,000)
Gain (loss) on derivative instruments	$(4,910,000)	$(3,148,000)	$(1,881,000)	$2,017,000

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
The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
(Unaudited)

	Fair value measurements at September 30, 2013 using:
	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Fixed price swaps	$—	$750,000	$—	$750,000
Liabilities:
Fixed price swaps	—	1,933,000	—	1,933,000

	Fair value measurements at December 31, 2012 using:
	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Liabilities:
Fixed price swaps	$—	$5,205,000	$—	$5,205,000

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table provides the fair value of financial instruments that are not recorded at fair value in the combined consolidated financial statements.

	September 30, 2013		December 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Debt:
7.625% Senior Notes due 2021	$450,000,000	$460,406,000	$—	$—
Note payable	230,000	219,000	338,000	305,000

The fair value of the Senior Notes was determined using the September 30, 2013 quoted market price, a Level 1 classification in the fair value hierarchy. The fair value of the note payable is determined using internal discounted cash flow calculations based on the interest rate and payment terms of the note payable. The fair value of the note payable is classified as Level 3 in the fair value hierarchy.

13.    CONTINGENCIES

In September 2010, Windsor Permian (now known as Diamondback O&G LLC) purchased certain property in Goodhue County, Minnesota, that was prospective for hydraulic fracturing grade sand. Prior to the purchase, the prior owners of the property had entered into a Mineral Development Agreement with the plaintiff and the Company purchased the property subject to that agreement. Windsor Permian subsequently contributed the property to Muskie. In an amended complaint filed in November 2012 by the plaintiff against the prior owners of the property, Windsor Permian and certain affiliates of Windsor Permian in the first judicial district court in Goodhue County, Minnesota, the plaintiff seeks damages from the Company and the other defendants alleging, among other things, interference with contractual relationship, interference with prospective advantage and unjust enrichment. In an order filed on May 24, 2013, the judge denied certain motions made by the defendants and set a trial date to determine liability, with a damage phase of the matter to commence on a later date if there is a determination of liability. Following a trial on the liability phase on June 21, 2013, the jury determined that the defendants intentionally interfered with plaintiff’s contract but that the interference did not cause the plaintiff to be unable to acquire mining permits prior to the enactment of the moratorium by Goodhue County. The damage phase is expected to be set for trial in 2014 following additional discovery and the filing of motions. The Company believes these claims are without merit and will continue to vigorously defend this action. While management has determined that

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)
(Unaudited)

the possibility of loss is remote, litigation is inherently uncertain and management cannot determine the amount of loss, if any, that may result.
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

14.    SUBSEQUENT EVENTS

On November 1, 2013, the Company entered into an amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent for the lenders, and certain lenders party hereto. For a description of this amended and restated credit facility, see Note 7 — “Debt – Credit Facility – Wells Fargo Bank.”

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited combined consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10–Q as well as our audited combined consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2012. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See “Part II, Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are an independent oil and natural gas company focused on the acquisition, development, exploration and exploitation of unconventional, long-life, onshore oil and natural gas reserves in the Permian Basin in West Texas. Our activities are primarily directed at the Clearfork, Spraberry, Wolfcamp, Cline, Strawn and Atoka formations which we refer to as the Wolfberry play. We intend to grow our reserves and production through development drilling, exploitation and exploration activities on our multi-year inventory of identified potential drilling locations and through acquisitions that meet our strategic and financial objectives, targeting oil-weighted reserves. Substantially all of our revenues are generated through the sale of oil, natural gas liquids and natural gas production. Our production was approximately 75% oil, 14% natural gas liquids and 11% natural gas for the three months ended September 30, 2013, and was approximately 68% oil, 18% natural gas liquids and 14% natural gas for the three months ended September 30, 2012. Our production was approximately 74% oil, 14% natural gas liquids and 12% natural gas for the nine months ended September 30, 2013, and was approximately 72% oil, 16% natural gas liquids and 12% natural gas for the nine months ended September 30, 2012. On September 30, 2013, our net acreage position in the Permian Basin was approximately 66,150 net acres.

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

Also on October 11, 2012, we acquired all of the oil and natural gas properties of Gulfport Energy Corporation, which we refer to as “Gulfport,” located in the Permian Basin in exchange for (i) 7,914,036 shares of our common stock, (ii) approximately $63.6 million in the form of a non-interest bearing promissory note that was repaid in full upon the closing of our initial public offering, or IPO, and (iii) a post-closing cash adjustment of approximately $18.6 million. We are the operator of the acreage acquired by us from Gulfport.

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
On May 21, 2013, we completed an underwritten primary public offering of 5,175,000 shares of common stock, which included 675,000 shares of common stock issued pursuant to an option to purchase additional shares granted to the underwriters. The stock was sold to the public at $29.25 per share and we received net proceeds of approximately $144.4 million from the sale of these shares of common stock, net of offering expenses and underwriting discounts and commissions.

On June 24, 2013, Gulfport and certain entities controlled by Wexford Capital LP, which we refer to as “Wexford,” completed an underwritten secondary public offering of 6,000,000 shares of our common stock and, on July 5, 2013, the underwriters purchased an additional 869,222 shares of our common stock from these selling stockholders pursuant to an option to purchase such additional shares granted to the underwriters. The shares were sold to the public at $34.75 per share and the selling stockholders received all proceeds from this offering.
In August 2013, we completed an underwritten public offering of 4,600,000 shares of common stock, which included 600,000 shares of common stock issued pursuant to an option to purchase additional shares granted to the underwriters. The stock was sold the public at $40.25 per share and we received net proceeds of approximately $177.5 million from the sale of these shares of common stock, net of offering expenses and underwriting discounts and commissions.
In September 2013, we completed an offering of $450.0 million aggregate principal amount of our 7.625% Senior Notes due 2021, which we refer to as the senior notes. See “—Liquidity and Capital Resources—Financing Activity—Senior Notes.”
Recent Developments

Midland County Mineral Interest Acquisition
On September 19, 2013, we purchased mineral interests underlying approximately 15,000 gross (12,500 net) acres in Midland County, Texas in the Permian Basin for $440.0 million, subject to certain adjustments. We are the operator of approximately 50% of the acreage associated with these mineral interests. The mineral interests entitle us to receive an average 19.5% royalty interest on all production from this acreage with no additional future capital or operating expense required. As of September 1, 2013, there were 183 vertical wells and eight horizontal wells on this acreage and net production attributable to the acquired mineral interests was approximately 1,600 net BOE per day during June 2013. The acquisition price was funded with the net proceeds from our offering of senior notes. The free cash flow attributable to these mineral interests was approximately $3.7 million in June 2013.
Martin and Dawson County Leasehold Acquisitions

In September 2013, we completed two separate acquisitions of additional leasehold interests in the Permian Basin from unrelated third party sellers for an aggregate purchase price of $165.0 million, subject to certain adjustments. The first of these acquisitions closed on September 4, 2013 when we acquired certain assets located in northwestern Martin County, Texas, consisting of a 100% working interest (80% net revenue interest) in 4,506 gross and net acres, with 18 gross and net producing vertical wells and one well waiting on completion, an estimated 1,199 MBOE of proved developed reserves (including 88 MBOE attributable to one PDNP well) as of September 1, 2013 and 457 gross (365 net) BOE per day of production during July 2013. The second of these acquisitions closed on September 26, 2013, when we acquired certain assets located primarily in southwestern Dawson County, Texas, consisting of a 70% working interest (54% net revenue interest) in 9,390 gross (6,638 net) acres, with 32 gross (23 net) producing vertical wells, an estimated 907 MBOE of proved developed reserves (including 45 MBOE attributable to one PDNP well) as of September 1, 2013 and 777 gross (417 net) BOE per day of production during June 2013. These acquisitions were funded with a portion of the net proceeds from the August 2013 equity offering discussed above.

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

Operating Results Overview
During the three months ended September 30, 2013, our average daily production was approximately 7,419 BOE/d, consisting of 5,596 Bbls/d of oil, 4,850 Mcf/d of natural gas and 1,014 Bbls/d of natural gas liquids, an increase of 4,755 BOE/d, or 178%, from average daily production of 2,664 BOE/d for the three months ended September 30, 2012, consisting of 1,807 Bbls/d of oil, 2,220 Mcf/d of natural gas and 488 Bbls/d of natural gas liquids.

During the nine months ended September 30, 2013, our average daily production was approximately 6,275 BOE/d, consisting of 4,627 Bbls/d of oil, 4,417 Mcf/d of natural gas and 912 Bbls/d of natural gas liquids, an increase of 3,806 BOE/d, or 154%, from average daily production of 2,469 BOE/d for the nine months ended September 30, 2012, consisting of 1,767 Bbls/d of oil, 1,804 Mcf/d of natural gas and 402 Bbls/d of natural gas liquids.

During the three months ended September 30, 2013, we drilled 21 gross (18 net) wells, and participated in an additional 3 gross (1 net) non-operated wells, in the Permian Basin. During the nine months ended September 30, 2013, we drilled 58 gross (50 net) wells, and participated in an additional 4 gross (2 net) non-operated wells, in the Permian Basin.

Sources of our revenue
Our revenues are derived from the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from our natural gas during processing. Our oil and natural gas revenues do not include the effects of derivatives. For the three months ended September 30, 2013 and 2012, our revenues were derived 92% and 86%, respectively, from oil sales, 5% and 11%, respectively, from natural gas liquids sales and 3% and 3%, respectively, from natural gas sales. For the nine months ended September 30, 2013 and 2012, our revenues were derived 90% and 89%, respectively, from oil sales, 7% and 9%, respectively, from natural gas liquids sales and 3% and 2%, respectively, from natural gas sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices.

Results of Operations
The following table sets forth selected historical operating data for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Operating Results:
Revenues
Oil and natural gas revenues	$57,791,000	$16,814,000	$132,094,000	$49,195,000
Operating Expenses
Lease operating expense	4,964,000	3,509,000	15,367,000	9,508,000
Production and ad valorem taxes	3,553,000	1,293,000	8,295,000	3,191,000
Gathering and transportation expense	261,000	118,000	641,000	264,000
Depreciation, depletion and amortization	17,423,000	6,136,000	42,976,000	16,552,000
General and administrative	2,121,000	1,650,000	7,213,000	4,487,000
Asset retirement obligation accretion expense	46,000	22,000	134,000	63,000
Total expenses	28,368,000	12,728,000	74,626,000	34,065,000
Income from operations	29,423,000	4,086,000	57,468,000	15,130,000
Net interest expense	(1,088,000)	(1,129,000)	(2,108,000)	(3,181,000)
Other income - related party	270,000	643,000	1,047,000	1,654,000
Gain (loss) on derivative instruments, net	(4,910,000)	(3,148,000)	(1,881,000)	2,017,000
Loss from equity investment	—	—	—	(67,000)
Total other income (expense), net	(5,728,000)	(3,634,000)	(2,942,000)	423,000
Income before income taxes	23,695,000	452,000	54,526,000	15,553,000
Provision for deferred income taxes	9,099,000	—	20,063,000	—
Net income	$14,596,000	$452,000	$34,463,000	$15,553,000
Production Data:
Oil (Bbls)	514,853	166,216	1,263,097	484,122
Natural gas (Mcf)	446,195	204,225	1,205,763	494,396
Natural gas liquids (Bbls)	93,329	44,851	249,018	110,039
Combined volumes (Boe)	682,548	245,104	1,713,076	676,560
Daily combined volumes (Boe/d)	7,419	2,664	6,275	2,469
Average Prices(1):
Oil (per Bbl)	$103.11	$87.42	$94.51	$89.94
Natural gas (per Mcf)	3.50	2.83	3.63	2.50
Natural gas liquids (per Bbl)	33.67	38.04	33.49	40.14
Combined (per BOE)	84.67	68.60	77.11	72.71
Average Costs (per BOE)
Lease operating expense	$7.27	$14.32	$8.97	$14.05
Gathering and transportation expense	0.38	0.48	0.37	0.39
Production and ad valorem taxes	5.21	5.28	4.84	4.71
Production and ad valorem taxes as a % of sales	6.1%	7.7%	6.3%	6.5%
Depreciation, depletion, and amortization	25.53	25.03	25.09	24.46
General and administrative	3.11	6.73	4.21	6.63
(1) After giving effect to our derivative instruments, the average prices per Bbl of oil and per BOE were $96.86 and $79.96, respectively, during the three months ended September 30, 2013, and $82.03 and $64.94, respectively, during the three months ended September 30, 2012. After giving effect to our derivative instruments, the average prices per Bbl of oil and per BOE were $90.06 and $73.83, respectively, during the nine months ended September 30, 2013, and $80.92 and $66.26, respectively, during the nine months ended September 30, 2012.

Comparison of the Three Months Ended September 30, 2013 and 2012
Oil, Natural Gas Liquids and Natural Gas Revenues. Our oil, natural gas liquids and natural gas revenues increased by approximately $40,977,000, or 244%, to $57,791,000 for the three months ended September 30, 2013 from $16,814,000 for the three months ended September 30, 2012. Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 4,755 BOE/d to 7,419 BOE/d during the three months ended September 30, 2013 from 2,664 BOE/d during the three months ended September 30, 2012. The total increase in revenue of approximately $40,977,000 is largely attributable to higher oil, natural gas liquids and natural gas production volumes for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increases in production volumes were due to a combination of increased drilling activity and the effect of the contribution of Gulfport’s Permian Basin assets on October 11, 2012. Our production increased by 348,637 Bbls of oil, 48,478 Bbls of natural gas liquids and 241,970 Mcf of natural gas for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The net dollar effect of the increases in prices of approximately $7,969,000 (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas liquids and natural gas) and the net dollar effect of the increase in production of approximately $33,008,000 (calculated as the increase in period-to-period volumes for oil, natural gas liquids and natural gas multiplied by the period average prices) are shown below.

	Change in prices	Production volumes(1)	Total net dollar effect of change
Effect of changes in price:
Oil	$15.69	514,853	$8,078,000
Natural gas liquids	$(4.37)	93,329	$(408,000)
Natural gas	$0.67	446,195	$299,000
Total revenues due to change in price			$7,969,000

	Change in production volumes(1)	Prior period Average Prices	Total net dollar effect of change
Effect of changes in production volumes:
Oil	348,637	$87.42	$30,479,000
Natural gas liquids	48,478	$38.04	$1,844,000
Natural gas	241,970	$2.83	$685,000
Total revenues due to change in production volumes			$33,008,000
Total change in revenues			$40,977,000

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas
Lease Operating Expense. Lease operating expense was $4,964,000 ($7.27 per BOE) for the three months ended September 30, 2013, an increase of $1,455,000, or 41%, from $3,509,000 ($14.32 per BOE) for the three months ended September 30, 2012. The increase is due to increased drilling activity, which resulted in additional producing wells for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Our lease operating expense during the three months ended September 30, 2012 was adversely impacted by the cost of processing and treating non-hydrocarbon gases from certain of our wells that came on-line in 2011. During the fourth quarter of 2012, we completed construction of a gas gathering system that transports our gas stream to a sour gas pipeline, thereby eliminating the processing and treating expense, which savings are reflected in our lease operating expense for the three months ended September 30, 2013. In addition, in the first quarter 2013, we began moving a portion of our produced water by a pipeline connected to a commercial salt water disposal well rather than by truck, and as of July 2013 we were moving a majority of our produced water by pipeline. During the remainder of 2013, we intend to continue the migration of water disposal and oil transportation from truck carriers to pipelines. We believe that the completion of gathering systems, the connection to salt water disposal wells and other actions will help us to further reduce our lease operating expense in future periods.

Production and Ad Valorem Tax Expense. Production and ad valorem taxes as a percentage of oil and natural gas sales were 6.1% for the three months ended September 30, 2013, a decrease of 0.9% from 7.0% for the three months ended September 30, 2012. The decrease as a percentage of oil and natural gas sales is due to a decrease in the assessed taxable values of our property. Production taxes are primarily based on the market value of our production at the wellhead and may vary across the different counties in which we operate. Total production and ad valorem taxes increased $2,260,000 from $1,293,000 during the three months ended September 30, 2012 to $3,553,000 during the three months ended September 30, 2013, as a result of higher production and an increase in the market value of our production.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $11,287,000, or 184%, from $6,136,000 for the three months ended September 30, 2012 to $17,423,000 for the three months ended September 30, 2013. This increase was due to an increase in our full cost pool as a result of the acquisition of the Gulfport properties and increased capital expenditures in conjunction with our drilling program during the three months ended September 30, 2013. The average depletion rate was $25.53 for the three months ended September 30, 2013 and $25.03 for the three months ended September 30, 2012. The average depletion rate includes oil and gas depletion and other property and equipment depreciation.
General and Administrative Expense. General and administrative expense increased $471,000 from $1,650,000 for the three months ended September 30, 2012 to $2,121,000 for the three months ended September 30, 2013. The increase was due to increases in salary, stock based compensation, legal, common stock and senior note offering expenses, professional service and advisory service expenses. These increases were partially offset by increases in general and administrative costs related to exploration and development activity capitalized to the full cost pool and increases in COPAS overhead reimbursements due to increased drilling activity.
Net Interest Expense. Net interest expense for the three months ended September 30, 2013 was $1,088,000, as compared to $1,129,000 for the three months ended September 30, 2012, a decrease of $41,000, or 4%. This decrease was due primarily to a decrease in our weighted average outstanding borrowings under our credit agreement as no amounts were outstanding for the three months ended September 30, 2013 compared to $100,000,000 for the same period in 2012. This decrease was partially offset by $690,000 of accrued interest attributable to the senior notes we issued in September 2013.
Derivatives. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our combined consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.” For the three months ended September 30, 2013 and 2012, we had a cash loss on settlement of derivative instruments of $3,215,000 and $896,000, respectively. For the three months ended September 30, 2013 and 2012, we had a non-cash loss on open derivative instruments of $1,695,000 and $2,252,000, respectively.
Income tax expense. Prior to our initial public offering in October 2012, the operations of Windsor Permian and Windsor UT, as limited liability companies, were not subject to federal income taxes. Deferred income tax expense of $9,099,000 was incurred as a result of operations for the three months ended September 30, 2013.
Comparison of the Nine Months Ended September 30, 2013 and 2012
Oil, Natural Gas Liquids and Natural Gas Revenues. Our oil, natural gas liquids and natural gas revenues increased by approximately $82,899,000, or 169%, to $132,094,000 for the nine months ended September 30, 2013 from $49,195,000 for the nine months ended September 30, 2012. Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 3,806 BOE/d to 6,275 BOE/d during the nine months ended September 30, 2013 from 2,469 BOE/d during the nine months ended September 30, 2012. The total increase in revenue of approximately $82,899,000 is largely attributable to higher oil, natural gas liquids and natural gas production volumes for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, partially offset by a decrease in the average sales price received for these volumes. The increases in production volumes were due to a combination of increased drilling activity and the effect of the contribution of Gulfport’s Permian Basin assets on October 11, 2012. Our production increased by 778,975 Bbls of oil, 138,979 Bbls of natural gas liquids and 711,367 Mcf of natural gas for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The net dollar effect of the decreases in prices of approximately $5,480,000 (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas liquids and natural gas) and the net dollar effect of the increase in production of approximately $77,419,000 (calculated as the increase in period-to-period volumes for oil, natural gas liquids and natural gas multiplied by the period average prices) are shown below.

	Change in prices	Production volumes(1)	Total net dollar effect of change
Effect of changes in price:
Oil	$4.57	1,263,097	$5,773,000
Natural gas liquids	$(6.65)	249,018	$(1,656,000)
Natural gas	$1.13	1,205,763	$1,363,000
Total revenues due to change in price			$5,480,000

	Change in production volumes(1)	Prior period Average Prices	Total net dollar effect of change
Effect of changes in production volumes:
Oil	778,975	$89.94	$70,061,000
Natural gas liquids	138,979	$40.14	$5,579,000
Natural gas	711,367	$2.50	$1,779,000
Total revenues due to change in production volumes			$77,419,000
Total change in revenues			$82,899,000

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas
Lease Operating Expense. Lease operating expense was $15,367,000 ($8.97 per BOE) for the nine months ended September 30, 2013, an increase of $5,859,000, or 62%, from $9,508,000 ($14.05 per BOE) for the nine months ended September 30, 2012. The increase is due to increased drilling activity, which resulted in additional producing wells for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Our lease operating expense during the nine months ended September 30, 2012 was adversely impacted by the cost of processing and treating non-hydrocarbon gases from certain of our wells that came on-line in 2011. During the fourth quarter of 2012, we completed construction of a gas gathering system that transports our gas stream to a sour gas pipeline, thereby eliminating the monthly processing and treating expense, which savings are reflected in our lease operating expense for the nine months ended September 30, 2013. In addition, in the first quarter 2013, we began moving a portion of our produced water by a pipeline connected to a commercial salt water disposal well rather than by truck, and as of July 2013 we were moving a majority of our produced water by pipeline. During the remainder of 2013, we intend to continue the migration of water disposal and oil transportation from truck carriers to pipelines. We believe that the completion of gathering systems, the connection to salt water disposal wells and other actions will help us to further reduce our lease operating expense in future periods.
Production and Ad Valorem Tax Expense. Production taxes as a percentage of oil and natural gas sales were 6.3% for the nine months ended September 30, 2013, a decrease of 0.7% from 7.0% for the nine months ended September 30, 2012. The decrease as a percentage of oil and natural gas sales is due to a decrease in the assessed taxable values of our property. Production taxes are primarily based on the market value of our production at the wellhead and may vary across the different counties in which we operate. Total production taxes increased $5,104,000 from $3,191,000 during the nine months ended September 30, 2012 to $8,295,000 during the nine months ended September 30, 2013, as a result of higher production and an increase in the market value of our production.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $26,424,000, or 160%, from $16,552,000 for the nine months ended September 30, 2012 to $42,976,000 for the nine months ended September 30, 2013. This increase was due to an increase in our full cost pool as a result of the acquisitions of the mineral interests in Midland County, leasehold acquisitions in Martin and Dawson County and the acquisition of the Gulfport properties as well as increased capital expenditures in conjunction with our drilling program during the nine months ended September 30, 2013. The average depletion rate was $25.09 for the nine months ended September 30, 2013 and $24.46 for the nine months ended September 30, 2012. The average depletion rate includes oil and gas depletion and other property and equipment depreciation. The increase in depletion rate was due to the result of the increases in the full cost pool as described above.
General and Administrative Expense. General and administrative expense increased $2,726,000 from $4,487,000 for the nine months ended September 30, 2012 to $7,213,000 for the nine months ended September 30, 2013. The increase was due to increases in salary, stock based compensation, legal, common stock and senior note offering expenses, professional service and advisory service expenses. These increases were partially offset by an increase in COPAS overhead reimbursements due to increased drilling activity.
Net Interest Expense. Net interest expense for the nine months ended September 30, 2013 was $2,108,000, as compared to $3,181,000 for the nine months ended September 30, 2012, a decrease of $1,073,000, or 34%. This decrease was due primarily to a decrease in our weighted average outstanding borrowings under our credit agreement to $14,372,000 for the nine months ended September 30, 2013 from $97,384,000 for the same period in 2012. This decrease was partially offset by $690,000 of accrued interest attributable to the senior notes we issued in September 2013.
Derivatives. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our combined consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.” For the nine months ended September 30, 2013 and 2012, we had a cash loss on settlement of derivative instruments of $5,614,000 and $4,369,000, respectively. For the nine months ended September 30, 2013 and 2012, we had a non-cash gain on open derivative instruments of $3,733,000 and $6,386,000, respectively.
Income tax expense. Prior to our initial public offering in October 2012, the operations of Windsor Permian and Windsor UT, as limited liability companies, were not subject to federal income taxes. Deferred income tax expense of $20,063,000 was incurred as a result of operations for the nine months ended September 30, 2013.

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
Liquidity and cash flow
Our cash flows for the nine months ended September 30, 2013 and 2012 are presented below:

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$91,647,000	$33,464,000
Net cash used in investing activities	(830,172,000)	(86,953,000)
Net cash provided by financing activities	$765,267,000	$47,972,000
Net change in cash	$26,742,000	$(5,517,000)
Operating Activities
Net cash provided by operating activities was $91,647,000 for the nine months ended September 30, 2013 as compared to $33,464,000 for the nine months ended September 30, 2012. The increase in operating cash flows is a result of increases in our oil and natural gas revenues due to production growth and by lower expenses in 2013.
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

Investing Activities
The purchase and development of oil and natural gas properties accounted for the majority of our cash outlays for investing activities. We used cash for investing activities of $830,172,000 and $86,953,000 during the nine months ended September 30, 2013 and 2012, respectively.
During the nine months ended September 30, 2013, we spent $190,084,000 on capital expenditures in conjunction with our infrastructure projects and drilling program, in which we drilled 58 gross (50 net) wells and participated in the drilling of an additional 4 gross (2 net) non-operated wells. We spent an additional $9,711,000 on leasehold costs, $4,965,000 for the purchase of other property and equipment, $289,000, net, on the settlement of non-hedge derivative instruments and $18,550,000 for the post-closing cash adjustment associated with the Gulfport transaction. On September 19, 2013, we completed the acquisition of mineral interests underlying approximately 15,000 gross (12,500 net) acres in Midland County, Texas in the Permian Basin for $440.0 million. The mineral interests entitle us to receive an average 20% royalty interest on all production from this acreage with no additional future capital or operating expense required. In September 2013, we completed two leasehold acquisitions in Martin County, Texas and Dawson County, Texas for an aggregate purchase price of $165.0 million, subject to adjustment. These amounts were partially offset by proceeds of $62,000 from the sale of property and equipment.
During the nine months ended September 30, 2012, we spent $73,553,000 on capital expenditures in conjunction with our drilling program in which we participated in the drilling of 34 gross (25 net) wells. We spent an additional $7,948,000 on leasehold costs, $778,000 for the purchase of other property and equipment and $4,700,000, net, on the settlement of non-hedge derivative instruments and margin deposits. These amounts were partially offset by proceeds of $26,000 from the sale of property and equipment.
Our investing activities for the nine months ended September 30, 2013 and 2012 are summarized in the following table:

	Nine Months Ended September 30,
	2013	2012
Drilling and completion of wells	$(190,084,000)	$(73,553,000)
Purchase of leasehold acquisitions	(9,711,000)	(7,948,000)
Acquisition of Gulfport properties	(18,550,000)	—
Acquisition of mineral interests	(440,000,000)	—
Acquisition of leasehold interests	(166,635,000)	—
Purchase of other property and equipment	(4,965,000)	(778,000)
Proceeds from sale of property and equipment	62,000	26,000
Settlement of non-hedge derivative instruments	(289,000)	(7,025,000)
Receipt on derivative margins	—	2,325,000
Net cash used in investing activities	$(830,172,000)	$(86,953,000)
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2013 was $765,267,000 as compared to $47,972,000 during the same period in 2012. The 2013 amount provided by financing activities was primarily attributable to (a) the net proceeds of $144,491,000 from our May 2013 equity offering, $177,455,000 from our August 2013 equity offering and $450,000,000 from our September 2013 senior note offering and (b) borrowings of $49,000,000 under our credit facility. During the nine months ended September 30, 2012, we borrowed $15,000,000 under our revolving credit facility and $30,045,000 under our subordinated note with Wexford and received capital contributions from our members of $4,008,000. In both periods, these proceeds were used primarily to fund our drilling costs and purchase property and equipment.

Senior Notes
On September 18, 2013, we completed an offering of $450.0 million in aggregate principal amount of 7.625% senior unsecured notes due 2021, which we refer to as the senior notes. The senior notes bear interest at the rate of 7.625% per annum, payable semi-annually, in arrears on April 1 and October 1 of each year, commencing on April 1, 2014, and will mature on October 21, 2021. The senior notes are fully and unconditionally guaranteed by our subsidiaries. The net proceeds from the senior notes were used to fund the acquisition of mineral interests underlying approximately 15,000 gross (12,500 net) acres in Midland County, Texas in the Permian Basin.
The senior notes were issued under, and are governed by, an indenture among us, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as the trustee, or the Indenture. The Indenture contains certain covenants that, subject to certain exceptions and qualifications, among other things, limit our ability and the ability of our restricted subsidiaries to incur or guarantee additional indebtedness, make certain investments, declare or pay dividends or make other distributions on, or redeem or repurchase, capital stock, prepay subordinated indebtedness, sell assets including capital stock of subsidiaries, agree to payment restrictions affecting our restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with affiliates, incur liens, engage in business other than the oil and gas business and designate certain of our subsidiaries as unrestricted subsidiaries. If we experience certain kinds of changes of control or if we sell certain of our assets, holders of the senior notes may have the right to require us to repurchase their senior notes.
We will have the option to redeem the senior notes, in whole or in part, at any time on or after October 1, 2016 at the redemption prices (expressed as percentages of principal amount) of 105.719% for the 12-month period beginning on October 1, 2016, 103.813% for the 12-month period beginning on October 1, 2017, 101.906% for the 12-month period beginning on October 1, 2018 and 100.000% beginning on October 1, 2019 and at any time thereafter with any accrued and unpaid interest to, but not including, the date of redemption. In addition, prior to October 1, 2016, we may redeem all or a part of the senior notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus a “make-whole” premium at the redemption date. Furthermore, before October 1, 2016, we may, at any time or from time to time, redeem up to 35% of the aggregate principal amount of the senior notes with the net cash proceeds of certain equity offerings at a redemption price of 107.625% of the principal amount of the senior notes being redeemed plus any accrued and unpaid interest to the date of redemption, if at least 65% of the aggregate principal amount of the senior notes originally issued under the Indenture remains outstanding immediately after such redemption and the redemption occurs within 120 days of the closing date of such equity offering.

In connection with the issuance of the senior notes, we and the subsidiary guarantors entered into a registration rights agreement with the initial purchasers on September 18, 2013, pursuant to which we and the subsidiary guarantors have agreed to file a registration statement with respect to an offer to exchange the senior notes for a new issue of substantially identical debt securities registered under the Securities Act. Under the registration rights agreement, we also agreed to use our commercially reasonable efforts to cause the exchange offer registration statement to become effective within 360 days after the issue date of the senior notes and to consummate the exchange offer 30 days after effectiveness. We may be required to file a shelf registration statement to cover resales of the senior notes under certain circumstances. If we fail to satisfy certain of our obligations under the registration rights agreement, we agreed to pay additional interest to the holders of the senior notes as specified in the registration rights agreement.
Second Amended and Restated Credit Facility

On October 15, 2010, we entered into a secured revolving credit agreement with BNP Paribas, or BNP, as the administrative agent, sole book runner and lead arranger. On May 10, 2012, the revolving credit agreement was amended to provide for the resignation of BNP, and the appointment of Wells Fargo Bank, National Association, as administrative agent for the lenders. The credit agreement was amended and restated as of July 24, 2012 and again as of November 1, 2013. The credit agreement, as so amended and restated, provides for a revolving credit facility in the maximum amount of $600 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on our oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, we may request up to three additional redeterminations of the borrowing base during any 12-month period. As of November 1, 2013, the borrowing base was set at $225.0 million.

The outstanding borrowings under the credit agreement bear interest at a rate elected by us that is based on the prime rate or LIBOR plus margins ranging from 0.50% for prime-based loans and 1.50% for LIBOR loans to 1.50% for prime-based loans and 2.50% for LIBOR loans, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We are obligated to pay a quarterly commitment fee ranging from 0.375% to 0.50% per year on the unused portion of the borrowing base, which fee is also dependent on the amount of the loan outstanding in relation to the borrowing base. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be paid (a) if the loan amount exceeds the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period) and (b) at the maturity date of November 1, 2018. The loan is secured by substantially all of our assets.

The credit agreement contains various affirmative, negative and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates and entering into certain swap agreements and require the maintenance of the financial ratios described below.

Financial Covenant	Required Ratio
Ratio of total debt to EBITDAX	Not greater than 4.0 to 1.0
Ratio of current assets to liabilities, as defined in the credit agreement	Not less than 1.0 to 1.0
EBITDAX will be annualized beginning with the quarter ended September 30, 2013 and ending with the quarter ending March 31, 2014.

The covenant prohibiting additional indebtedness allows for the issuance of unsecured debt of up to $750 million in the form of senior or senior subordinated notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be repaid. As of November 1, 2013, we had $450 million of senior unsecured notes outstanding.

As of September 30, 2013, we were in compliance with all financial covenants under our revolving credit facility, as then in effect. The lenders may accelerate all of the indebtedness under our revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.

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
During the nine months ended September 30, 2013, our aggregate capital expenditures for drilling and infrastructure were $190.1 million. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted. During the nine months ended September 30, 2013, we spent $625.2 million on acquisitions.
In October 2013, our Board of Directors approved a 2014 capital expenditures budget for drilling and infrastructure in an estimated range of $425 million to $475 million, representing an increase of 48% over 2013. We estimate that, of these expenditures, approximately 85% will be spent on 65 to 75 gross operated horizontal wells focused in Midland, Andrews, Martin and Dawson Counties, 8% will be spent on 20 to 24 gross operated vertical wells (with an assumed average working interest of 90%) focused in Midland County, 5% will be spent on infrastructure and 2% will be spent on non-operated drilling. The amount and timing of these capital expenditures is largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners.
Based upon current oil and natural gas price expectations for 2014, we believe that our cash flow from operations, proceeds from our September 2013 offering of senior notes and borrowings under our revolving credit facility will be sufficient to fund our operations through year-end 2014. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. Further, our 2014 capital expenditure budget does not allocate any funds for leasehold interest and property acquisitions.
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
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2013.
Contractual Obligations
Except for our September 2013 issuance of senior notes described above, there were no other material changes in our contractual obligations and other commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
At September 30, 2013, we had a net asset derivative position with Wells Fargo Bank, N.A. of $750,000, related to our ICE Brent and Argus Louisiana Light Sweet fixed price swaps, and a net liability derivative position with BNP Paribas of $1,933,000 related to our NYMEX West Texas Intermediate fixed price swap, as compared to a net liability derivative position of $5,205,000 as of December 31, 2012 related to our price swap derivatives. Utilizing actual derivative contractual volumes under our fixed price swaps with Wells Fargo Bank, N.A. as of September 30, 2013, a 10% increase in forward curves associated with the underlying commodity would have decreased the net asset derivative position of these instruments to a net liability derivative position of $7,914,000, a decrease of $8,664,000, while a 10% decrease in forward curves associated with the underlying commodity would have increased the net asset derivative position of these instruments by $8,664,000. Utilizing actual derivative contractual volumes under our NYMEX West Texas Intermediate fixed price swap as of September 30, 2013, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability derivative position of these instruments by approximately $934,000, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability derivative position of these instruments by $934,000. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Counterparty and Customer Credit Risk
Our principal exposures to credit risk are through receivables resulting from joint interest receivables (approximately $7,885,000 at September 30, 2013) and receivables from the sale of our oil and natural gas production (approximately $21,141,000 at September 30, 2013).
We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the nine months ended September 30, 2013, two purchasers accounted for more than 10% of our revenue: Plains Marketing, L.P. (52%); and Shell Trading (US) Company (20%). For the year ended December 31, 2012, three purchasers accounted for more than 10% of our revenue: Plains Marketing, L.P. (53%); Occidental Energy Marketing, Inc. (16%); and Andrews Oil Buyers Inc. (10%). No other customer accounted for more than 10% of our revenue during these periods.
Joint operations receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells. At September 30, 2013, we had one customer that represented approximately 82% of our total joint operations receivables. At December 31, 2012, we had one customer that represented approximately 97% of our total joint operations receivables.

Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facility. The terms of our revolving credit facility provide for interest on borrowings at a floating rate equal to prime, LIBOR or federal funds rate plus margins ranging from 1.25% to 3.50% depending on the base rate used and the amount of the loan outstanding in relation to the borrowing base. As of September 30, 2013, we did not have any borrowings outstanding under our revolving credit facility. On May 21, 2013 the last date on which borrowings were outstanding under our revolving credit facility, such borrowings bore interest at a weighted average rate of 2.70%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our net income of approximately $490,000 based on the $49,000,000 outstanding in the aggregate under our revolving credit facility on May 21, 2013.

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
As of September 30, 2013, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2013, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In September 2010, Windsor Permian (now known as Diamondback O&G LLC) purchased certain property in Goodhue County, Minnesota from Scott and Susan Wesch that was prospective for hydraulic fracturing grade sand. Prior to this purchase, Scott and Susan Wesch had entered into a Mineral Development Agreement with Robert Stein, and Windsor Permian purchased the property subject to that agreement. Windsor Permian subsequently contributed the property to Muskie. In an amended complaint filed in November 2012 by Robert Stein against Scott and Susan Wesch, Windsor Permian and certain affiliates of Windsor Permian in the first judicial district court in Goodhue County, Minnesota, Stein seeks damages from Windsor Permian and the other defendants alleging, among other things, interference with contractual relationship, interference with prospective advantage and unjust enrichment. In an order filed on May 24, 2013, the judge denied certain motions made by the defendants and set a trial date to determine liability, with a damage phase of the matter to commence on a later date if there is a determination of liability. Following a trial on the liability phase on June 21, 2013, the jury determined that the defendants intentionally interfered with plaintiff’s contract but that the interference did not cause the plaintiff to be unable to acquire mining permits prior to the enactment of the moratorium by Goodhue County. The damage phase is expected to be set for trial in 2014 following additional discovery and the filing of motions. We believe these claims are without merit and will continue to vigorously defend this action. While management has determined that the possibility of loss is remote, litigation is inherently uncertain and management cannot determine the amount of loss, if any, that may result.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Not applicable.

(b)    Not applicable.

(c)    We do not have a share repurchase program, and during the three months ended September 30, 2013, we did not purchase any shares of our common stock.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description

2.1#
Purchase and Sale Agreement, dated August 28, 2013, by and between IBEX Mineral Resources, LLC and Beehive Partners, LLC, together, as seller, and Diamondback E&P LLC, as buyer (incorporated by reference to Exhibit 2.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on September 4, 2013).

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

4.4
Indenture, dated as of September 18, 2013, among Diamondback Energy, Inc., the subsidiary guarantors party thereto and Wells Fargo, N.A., as trustee (including the form of Diamondback Energy, Inc.’s 7.625% Senior Note due October 1, 2021) (incorporated by reference to Exhibit 4.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on September 18, 2013).

4.5
Registration Rights Agreement, dated as of September 18, 2013, among Diamondback Energy, Inc., the subsidiary guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.2 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on September 18, 2013).

10.1
Third Amendment to Amended and Restated Credit Agreement, dated as of August 30, 2013, among Diamondback Energy, Inc., as parent guarantor, Diamondback O&G LLC (f/k/a Windsor Permian LLC), as borrower, each of the guarantors party thereto, each of the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on September 6, 2013).

10.2
Fourth Amendment to Amended and Restated Credit Agreement, dated as of September 6, 2013, among Diamondback Energy, Inc., as parent guarantor, Diamondback O&G LLC (f/k/a Windsor Permian LLC), as borrower, each of the guarantors party thereto, each of the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent for the lenders (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on September 9, 2013).

10.3*
Second Amended and Restated Credit Agreement, dated as of November 1, 2013, among Diamondback Energy, Inc., as parent guarantor, Diamondback O&G LLC, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

10.4
Lease Amendment No. 7 effective September 1, 2013 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Diamondback E&P LLC (incorporated by reference to Exhibit 10.4 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on August 8, 2013).

10.5
Lease Amendment No. 8 effective October 1, 2013 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Diamondback E&P LLC (incorporated by reference to Exhibit 10.5 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on August 8, 2013).

10.6*	Lease Amendment No. 9 effective August 1, 2013 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Diamondback E&P LLC.

Exhibit Number	Description
10.7*	Lease Amendment No. 10 effective October 1, 2013 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Diamondback E&P LLC.
31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1+
Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2+
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

#
The schedules (or similar attachments) referenced in this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule (or similar attachment) will be furnished supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMONDBACK ENERGY, INC.

Date:	November 5, 2013
/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer