Form 10-Q/A
period 2014-03-31
Diamondback Energy, Inc.
filed 2014-05-28
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
We are filing this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2014 (the “Original Filing”), solely for the purpose of correcting a typographical error in Exhibit 32.2, Certification of Chief Financial Officer of the Registrant, which was previously furnished to the SEC with the Original Filing. Exhibit 32.2 furnished with the Original Filing inadvertently included a reference to September 30, 2013, rather than March 31, 2014. With this Amendment, we are hereby furnishing a corrected Exhibit 32.2 and filing as Exhibits 31.1 and 31.2 the required certifications of our Chief Executive Officer and Chief Financial Officer, which have been re-executed as of the date hereof. We are also including with this Amendment the complete text of Item 6 of the Original Filing as amended. No changes were made to Exhibit 32.1 previously furnished with the Original Filing.
This Amendment is limited in scope to the portions of the Original Filing discussed above and does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events that occurred at any subsequent date.
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

Exhibit Number	Description
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

10.1+	2014 Executive Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on April 2, 2014).
10.2+***	Amended and Restated Employment Agreement, dated April 24, 2014, effective as of April 18, 2014, by and between Travis D. Stice and Diamondback E&P LLC.
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

10.6+***	Amended and Restated Employment Agreement, dated as of February 27, 2014, effective as of January 1, 2014, by and between Russell Pantermuehl and Diamondback E&P LLC.
31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**
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

*	Filed herewith.
**	Furnished with the Original Filing as indicated therein.
***	Previously filed with the Original Filing.
+	Management contract, compensatory plan or arrangement.
++
The certification attached as Exhibit 32.2 accompanies this Quarterly Report on Form 10-Q/A pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.