Form 10-Q
period 2014-06-30
Diamondback Energy, Inc.
filed 2014-08-07
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2014, 56,632,635 shares of the registrant’s common stock were outstanding.

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

Diamondback Energy, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2014	2013

	(In thousands, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$36,993	$15,555
Accounts receivable:
Joint interest and other	24,697	14,437
Oil and natural gas sales	40,648	23,533
Related party	3,310	1,303
Inventories	3,308	5,631
Deferred income taxes	4,327	112
Derivative instruments	—	213
Prepaid expenses and other	1,421	1,184
Total current assets	114,704	61,968
Property and equipment
Oil and natural gas properties, based on the full cost method of accounting ($456,692 and $369,561 excluded from amortization at June 30, 2014 and December 31, 2013, respectively)	2,191,321	1,648,360
Pipeline and gas gathering assets	6,846	6,142
Other property and equipment	4,973	4,071
Accumulated depletion, depreciation, amortization and impairment	(283,152)	(212,236)
	1,919,988	1,446,337
Derivative instruments	—	218
Other assets	12,702	13,091
Total assets	$2,047,394	$1,521,614
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$23,475	$2,679
Accounts payable-related party	67	17
Accrued capital expenditures	81,550	74,649
Other accrued liabilities	38,236	34,750
Revenues and royalties payable	15,170	9,225
Derivative instruments	10,379	—
Total current liabilities	168,877	121,320
Long-term debt	496,000	460,000
Asset retirement obligations	5,437	2,989
Deferred income taxes	124,743	91,764
Total liabilities	795,057	676,073
Contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 50,807,635 issued and outstanding at June 30, 2014; 47,106,216 issued and outstanding at December 31, 2013	509	471
Additional paid-in capital	1,060,537	842,557
Retained earnings	53,855	2,513
Total Diamondback Energy, Inc. stockholders’ equity	1,114,901	845,541
Noncontrolling interest	137,436	—
Total equity	1,252,337	845,541
Total liabilities and equity	$2,047,394	$1,521,614
See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(In thousands, except per share amounts)
Revenues:
Oil sales	$115,282	$41,034	$205,040	$66,287
Natural gas sales	1,913	988	3,668	1,727
Natural gas sales - related party	2,416	680	3,996	1,092
Natural gas liquid sales	3,304	1,649	5,888	3,471
Natural gas liquid sales - related party	4,089	1,043	6,416	1,726
Total revenues	127,004	45,394	225,008	74,303
Costs and expenses:
Lease operating expenses	10,425	5,103	18,232	9,809
Lease operating expenses - related party	71	392	179	594
Production and ad valorem taxes	8,106	2,672	13,684	4,550
Production and ad valorem taxes - related party	448	116	712	192
Gathering and transportation	102	31	316	106
Gathering and transportation - related party	601	216	969	274
Depreciation, depletion and amortization	40,021	14,815	70,994	25,553
General and administrative expenses (including non-cash stock based compensation, net of capitalized amounts, of $1,128 and $477 for the three months ended June 30, 2014 and 2013, respectively, and $3,318 and $936 for the six months ended June 30, 2014 and 2013, respectively)	3,610	2,355	7,875	4,540
General and administrative expenses - related party	324	266	616	552
Asset retirement obligation accretion expense	104	45	176	88
Total costs and expenses	63,812	26,011	113,753	46,258
Income from operations	63,192	19,383	111,255	28,045
Other income (expense)
Interest expense	(7,739)	(535)	(14,244)	(1,020)
Other income - related party	30	388	60	777
Other expense	(1,408)	—	(1,408)	—
Gain (loss) on derivative instruments, net	(11,088)	3,037	(15,486)	3,029
Total other income (expense), net	(20,205)	2,890	(31,078)	2,786
Income before income taxes	42,987	22,273	80,177	30,831
Provision for income taxes
Deferred	15,163	7,802	28,764	10,964
Net income	27,824	14,471	51,413	19,867
Less: Net income attributable to noncontrolling interest	71	—	71	—
Net income attributable to Diamondback Energy, Inc.	$27,753	$14,471	$51,342	$19,867

Earnings per common share
Basic	$0.55	$0.37	$1.03	$0.52
Diluted	$0.54	$0.36	$1.02	$0.52
Weighted average common shares outstanding
Basic	50,777	39,402	49,622	38,237
Diluted	51,142	39,719	50,047	38,477
See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

			Additional
	Common Stock		Paid-in	Retained	Non-controlling
	Shares	Amount	Capital	Earnings	Interest	Total

	(In thousands)
Balance December 31, 2013	47,106	$471	$842,557	$2,513	$—	$845,541
Net proceeds from issuance of common units - Viper Energy Partners LP	—	—	—	—	137,365	137,365
Stock based compensation	—	—	5,906	—	—	5,906
Common shares issued in public offering, net of offering costs	3,450	35	208,394	—	—	208,429
Exercise of stock options and vesting of restricted stock units	251	3	3,680	—	—	3,683
Net income	—	—	—	51,342	71	51,413
Balance June 30, 2014	50,807	$509	$1,060,537	$53,855	$137,436	$1,252,337

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2013

	(In thousands)
Cash flows from operating activities:
Net income	$51,413	$19,867
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	28,764	10,964
Asset retirement obligation accretion expense	176	88
Depreciation, depletion, and amortization	70,994	25,553
Amortization of debt issuance costs	946	318
Change in fair value of derivative instruments	10,810	(5,429)
Stock based compensation expense	3,318	936
(Gain) loss on sale of assets, net	1,397	(30)
Changes in operating assets and liabilities:
Accounts receivable	(18,584)	(12,185)
Accounts receivable-related party	(2,007)	5,110
Inventories	977	(96)
Prepaid expenses and other	(219)	(1,517)
Accounts payable and accrued liabilities	2,076	4,543
Accounts payable and accrued liabilities-related party	—	(74)
Accrued interest	3,415	—
Revenues and royalties payable	6,230	1,750
Net cash provided by operating activities	159,706	49,798
Cash flows from investing activities:
Additions to oil and natural gas properties	(206,779)	(102,785)
Additions to oil and natural gas properties-related party	(2,571)	(9,298)
Acquisition of Gulfport properties	—	(18,550)
Acquisition of leasehold interests	(312,207)	(6,192)
Pipeline and gas gathering assets	(1,165)	—
Purchase of other property and equipment	(934)	(1,615)
Proceeds from sale of property and equipment	11	54
Settlement of non-hedge derivative instruments	—	(289)
Net cash used in investing activities	(523,645)	(138,675)
Cash flows from financing activities:
Proceeds from borrowings on credit facility	166,000	49,000
Repayment on credit facility	(130,000)	(49,000)
Debt issuance costs	(1,039)	(72)
Public offering costs	(946)	(447)
Proceeds from public offerings	347,679	144,936
Exercise of stock options	3,683	—
Net cash provided by financing activities	385,377	144,417
Net increase in cash and cash equivalents	21,438	55,540
Cash and cash equivalents at beginning of period	15,555	26,358
Cash and cash equivalents at end of period	$36,993	$81,898

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - Continued
(Unaudited)

See accompanying notes to consolidated financial statements.

	Six Months Ended June 30,
	2014	2013

	(In thousands)
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$11,409	$383
Supplemental disclosure of non-cash transactions:
Asset retirement obligation incurred	$382	$111
Asset retirement obligation revisions in estimated liability	$588	$—
Asset retirement obligation acquired	$1,312	$—
Change in accrued capital expenditures	$6,901	$20,645
Capitalized stock based compensation	$2,715	$420

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
On June 17, 2014, Diamondback entered into a contribution agreement (the “Contribution Agreement”) with Viper Energy Partners LP (the “Partnership”), Viper Energy Partners GP LLC (the “General Partner”) and Viper Energy Partners LLC to transfer Diamondback’s ownership interest in Viper Energy Partners LLC to the Partnership in exchange for 70,450,000 common units, representing an approximate 92% limited partner interest in the Partnership. Diamondback also owns and controls the General Partner, which holds a non-economic general partner interest in the Partnership. On June 23, 2014, the Partnership completed its initial public offering (the “Viper Offering”) of 5,750,000 common units. See Note 4—Viper Energy Partners LP for additional information regarding the Partnership.
The wholly owned subsidiaries of Diamondback, as of June 30, 2014, include Diamondback E&P LLC, a Delaware limited liability company, Diamondback O&G LLC, a Delaware limited liability company, and Viper Energy Partners GP LLC, a Delaware limited liability company. The consolidated subsidiaries include the wholly owned subsidiaries as well as Viper Energy Partners LP, a Delaware limited partnership and Viper Energy Partners LLC, a Delaware limited liability company. Noncontrolling interests represent third-party ownership in the net assets of the consolidated Partnership.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation.
The Partnership is consolidated in the financial statements of the Company. As of June 30, 2014, the Company owned approximately 92% of the common units of the Partnership, Wexford Capital LP (“Wexford”) owned approximately 1% and third party investors owned the remaining approximate 7% of the common units of the Partnership. The third party limited partnership interests in the Partnership are included in “noncontrolling interest” reported on the consolidated balance sheet.
These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10–Q should be read in conjunction with the Company’s most recent Annual Report on Form 10–K for the fiscal year ended December 31, 2013, which contains a summary of the Company’s significant accounting policies and other disclosures.
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
3.    ACQUISITIONS
2014 Activity
On February 27 and 28, 2014, the Company completed acquisitions of oil and natural gas interests in the Permian Basin from unrelated third party sellers. The Company acquired approximately 6,450 gross (4,785 net) acres with a 74% working interest (56% net revenue interest). The acquisitions were accounted for according to the acquisition method, which requires the recording of net assets acquired and consideration transferred at fair value. These acquisitions were funded in part by the net proceeds of the February 2014 equity offering discussed in Note 8 below.
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
The Company has included in its consolidated statements of operations revenues of $19,183,000 and direct operating expenses of $4,601,000 for the period from February 28, 2014 to June 30, 2014 due to the acquisitions. The disclosure of net earnings is impracticable to calculate due to the full cost method of depletion. The following unaudited summary pro forma combined consolidated statement of operations data of Diamondback for the three months and six months ended June 30, 2014 and 2013 have been prepared to give effect to the February 2014 acquisitions as if they had occurred on January 1, 2013. The pro forma data are not necessarily indicative of financial results that would have been attained had the acquisitions occurred on January 1, 2013. The pro forma data also necessarily exclude various operation expenses related to the properties and the financial statements should not be viewed as indicative of operations in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(Pro Forma)
	(in thousands, except per share amounts)
Revenues	$127,004	$62,209	$234,983	$106,600
Income from operations	63,192	26,872	115,385	41,527
Net income	27,823	19,337	54,033	28,511
Basic earnings per common share	$0.55	$0.49	$1.09	$0.75
Diluted earnings per common share	$0.54	$0.49	$1.08	$0.74

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

2013 Activity
In September 2013, the Company completed two separate acquisitions of additional leasehold interests in the Permian Basin from unrelated third party sellers for an aggregate purchase price of $165.0 million, subject to certain adjustments. The first of these acquisitions closed on September 4, 2013 when the Company acquired certain assets located in northwestern Martin County, Texas, consisting of a 100% working interest (80% net revenue interest) in 4,506 gross and net acres. The second of these acquisitions closed on September 26, 2013, when the Company acquired certain assets located primarily in southwestern Dawson County, Texas, consisting of a 71% working interest (55% net revenue interest) in 9,390 gross (6,638 net) acres. These acquisitions were funded with a portion of the net proceeds from the August 2013 equity offering discussed in Note 8 below.

On September 19, 2013, the Company completed the acquisition of the mineral interests underlying approximately 14,804 gross (12,687 net) acres in Midland County, Texas in the Permian Basin. As part of the closing of the acquisition, the mineral interests were conveyed from the previous owners to Viper Energy Partners LLC and, subsequently, were contributed to the Partnership on June 17, 2014. See Note 4—Viper Energy Partners LP for additional information regarding the Partnership. The mineral interests entitle the holder of such interests to receive an average 21.4% royalty interest on all production from this acreage with no additional future capital or operating expense required. The $440.0 million purchase price was funded with the net proceeds of the Company’s offering of Senior Notes discussed in Note 7 below.

4.    VIPER ENERGY PARTNERS LP
The Partnership is a publicly traded Delaware limited partnership, the common units of which are listed on the NASDAQ Global Market under the symbol “VNOM”. The Partnership was formed by Diamondback on February 27, 2014, to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin.

Prior to the completion on June 23, 2014 of the Viper Offering, Diamondback owned all of the general and limited partner interests in the Partnership. The Viper Offering consisted of 5,750,000 common units representing approximately 8% of the limited partner interests in the Partnership at a price to the public of $26.00 per common unit, which included 750,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters on the same terms. The Partnership received net proceeds of approximately $137.2 million from the sale of these common units, net of offering expenses and underwriting discounts and commissions.

In connection with the Viper Offering, Diamondback contributed all of the membership interests in Viper Energy Partners LLC to the Partnership in exchange for 70,450,000 common units. In addition, in connection with the closing of the Viper Offering, the Partnership agreed to distribute to Diamondback all cash and cash equivalents and the royalty income receivable on hand in the aggregate amount of approximately $11.3 million and the net proceeds from the Viper Offering. As of June 30, 2014, the Partnership had distributed $137.5 million to Diamondback and the Partnership recorded a payable balance of approximately $11.3 million. The contribution of Viper Energy Partners LLC to the Partnership was accounted for as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests.

The Company has also entered into the following agreements with the Partnership:

Partnership Agreement
In connection with the closing of the Viper Offering, the General Partner and Diamondback entered into the first amended and restated agreement of limited partnership (the “Partnership Agreement”), dated June 23, 2014. The Partnership Agreement requires the Partnership to reimburse the General Partner for all direct and indirect expenses incurred or paid on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner in connection with operating the Partnership’s business. The Partnership Agreement does not set a limit on the amount of expenses for which the General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for the Partnership or on its behalf and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine the expenses that are allocable to the Partnership.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Tax Sharing
In connection with the closing of the Viper Offering, the Partnership entered into a tax sharing agreement (the “Tax Sharing Agreement”) with Diamondback pursuant to which the Partnership will reimburse Diamondback for its share of state and local income and other taxes for which the Partnership’s results are included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on June 23, 2014. The amount of any such reimbursement is limited to the tax the Partnership would have paid had it not been included in a combined group with Diamondback. Diamondback may use its tax attributes to cause its combined or consolidated group, of which the Partnership may be a member for this purpose, to owe less or no tax. In such a situation, the Partnership would reimburse Diamondback for the tax the Partnership would have owed had the tax attributes not been available or used for the Partnership’s benefit, even though Diamondback had no cash tax expense for that period.
See Note 10—Related Party Transactions for details of the the advisory services agreement the Partnership and General Partner entered into with Wexford.
The Partnership has entered into a secured revolving credit facility with Wells Fargo Bank, National Association, (“Wells Fargo”) as administrative agent sole book runner and lead arranger. See Note 7—Debt for a description of this credit facility
5.    PROPERTY AND EQUIPMENT
Property and equipment includes the following:

	June 30,	December 31,
	2014	2013

	(in thousands)
Oil and natural gas properties:
Subject to depletion	$1,734,629	$1,278,799
Not subject to depletion-acquisition costs
Incurred in 2014	144,516	—
Incurred in 2013	237,540	279,353
Incurred in 2012	73,872	87,252
Incurred in 2011	764	1,598
Incurred in 2010	—	1,358
Total not subject to depletion	456,692	369,561
Gross oil and natural gas properties	2,191,321	1,648,360
Less accumulated depreciation, depletion, amortization and impairment	(281,218)	(210,837)
Oil and natural gas properties, net	1,910,103	1,437,523
Pipeline and gas gathering assets	6,846	6,142
Other property and equipment	4,973	4,071
Less accumulated depreciation	(1,934)	(1,399)
Other property and equipment, net	3,039	2,672
Property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$1,919,988	$1,446,337
The average depletion rate per barrel equivalent unit of production was $24.46 and $24.81 for the three months and six months ended June 30, 2014, respectively, and $24.42 and $24.44 for the three months and six months ended June 30, 2013, respectively. Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All internal costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized internal costs were approximately $2,632,000 and $4,928,000 for the three months and six months ended June 30, 2014, respectively, and $843,000 and $1,640,000 for the three months and six months ended June 30, 2013, respectively. Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The inclusion of the Company’s unevaluated costs into the amortization base is expected to be completed within three to five years.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

6.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Company’s asset retirement obligation liability for the following periods:

	Six Months Ended
	June 30,
	2014	2013

	(in thousands)
Asset retirement obligation, beginning of period	$3,029	$2,145
Additional liability incurred	382	111
Liabilities acquired	1,312	—
Liabilities settled	(10)	—
Accretion expense	176	88
Revisions in estimated liabilities	588	—
Asset retirement obligation, end of period	5,477	2,344
Less current portion	40	20
Asset retirement obligations - long-term	$5,437	$2,324
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
7.    DEBT
Long-term debt consisted of the following as of the dates indicated:

	June 30,	December 31,
	2014	2013

	(in thousands)
Revolving credit facility	$46,000	$10,000
7.625 % Senior Notes due 2021	450,000	450,000
Total long-term debt	$496,000	$460,000

Senior Notes
On September 18, 2013, the Company completed an offering of $450.0 million in aggregate principal amount of 7.625% senior unsecured notes due 2021 (the “Senior Notes”). The Senior Notes bear interest at the rate of 7.625% per annum, payable semi-annually, in arrears on April 1 and October 1 of each year, commencing on April 1, 2014 and will mature on October 1, 2021. On June 23, 2014, in connection with the Viper Offering, the Company designated the Partnership, the General Partner and Viper Energy LLC as unrestricted subsidiaries and, upon such designation, Viper Energy LLC, which was a guarantor under the indenture governing of the Senior Notes, was released as a guarantor under the indenture. As a result, the Senior Notes are now fully and unconditionally guaranteed by Diamondback O&G LLC and Diamondback E&P LLC and will also be guaranteed by any future restricted subsidiaries of Diamondback. The net proceeds from the Senior Notes were used to fund the acquisition of mineral interests underlying approximately 14,804 gross (12,687 net) acres in Midland County, Texas in the Permian Basin.
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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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
Credit Facility-Wells Fargo Bank
The Company’s secured second amended and restated credit agreement, dated November 1, 2013, with a syndication of banks, including Wells Fargo as administrative agent sole book runner and lead arranger, provides for a revolving credit facility in the maximum amount of $600.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on the Company’s oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Company may request up to three additional redeterminations of the borrowing base during any 12-month period. As of June 30, 2014, the borrowing base was set at $350.0 million and the Company had outstanding borrowings of $46.0 million.

The outstanding borrowings under the credit agreement bear interest at a rate elected by the Company that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.5% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. The Company is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the borrowing base, which fee is also dependent on the amount of the loan outstanding in relation to the borrowing base. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be paid (a) if the loan amount exceeds the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period) and (b) at the maturity date of November 1, 2018.

On June 9, 2014, Diamondback entered into a first amendment (the “First Amendment”) to the second amended and restated credit agreement, dated November 1, 2013. The First Amendment modified certain provisions of the credit agreement to, among other things, allow the Company to designate one or more of our subsidiaries as “Unrestricted

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Subsidiaries” that are not subject to certain restrictions contained in the credit agreement. In connection with the Viper Offering, the Company designated the Partnership, the General Partner and Viper Energy LLC as unrestricted subsidiaries under the credit agreement and, upon such designation, Viper Energy LLC, which was a guarantor under the Indenture, was released as a guarantor under the Indenture. As a result, the loan is now secured by substantially all of the assets of the Company, Diamondback E&P LLC and Diamondback O&G LLC and will also be secured by any future restricted subsidiaries of Diamondback.

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

The covenant prohibiting additional indebtedness allows for the issuance of unsecured debt of up to $750.0 million in the form of senior or senior subordinated notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be repaid. As of June 30, 2014, the Company had $450.0 million of senior unsecured notes outstanding.

As of June 30, 2014 and December 31, 2013, the Company was in compliance with all financial covenants under its revolving credit facility, as then in effect. The lenders may accelerate all of the indebtedness under the Company’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.
Partnership Credit Facility-Wells Fargo Bank
On July 8, 2014, the Partnership entered into a secured revolving credit agreement with Wells Fargo, as the administrative agent, sole book runner and lead arranger. The credit agreement provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on the Partnership’s oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. As of July 8, 2014, the borrowing base was set at $110.0 million, and Wells Fargo was the only lender under the credit agreement, with a maximum credit amount of $55.0 million. Under the credit agreement, the commitment of the lenders is equal to the lessor of the aggregate maximum credit amounts of the lenders and the borrowing base. As of August 6, 2014, the borrowing base was increased to $110.0 million with Wells Fargo as the only lender under the credit agreement. The Partnership had outstanding borrowings of $50.0 million as of August 6, 2014.
The outstanding borrowings under the credit agreement bear interest at a rate elected by the Partnership that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.5% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. The Partnership is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the borrowing base, which fee is also dependent on the amount of the loan outstanding in relation to the borrowing base. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be paid (a) if the loan amount exceeds the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period) and (b) at the maturity date of July 8, 2019. The loan is secured by substantially all of the assets of the Partnership and its subsidiaries.
The credit agreement contains various affirmative, negative and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations,

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

dividends and distributions, transactions with affiliates and entering into certain swap agreements and require the maintenance of the financial ratios described below.

Financial Covenant	Required Ratio
Ratio of total debt to EBITDAX	Not greater than 4.0 to 1.0
Ratio of current assets to liabilities, as defined in the credit agreement	Not less than 1.0 to 1.0
EBITDAX will be annualized beginning with the quarter ending September 30, 2014 and ending with the quarter ended March 31, 2015

The covenant prohibiting additional indebtedness allows for the issuance of unsecured debt of up to $250.0 million in the form of senior unsecured notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be repaid.
The lenders may accelerate all of the indebtedness under the Partnership’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.
8.    CAPITAL STOCK AND EARNINGS PER SHARE
As of June 30, 2014, Diamondback had completed the following equity offerings since the closing of its initial public offering on October 17, 2012:
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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Earnings Per Share
The Company’s basic earnings per share amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share include the effect of potentially dilutive shares outstanding for the period. Additionally, for the diluted earnings per share computation, the per share earnings of the Partnership are included in the consolidated earnings per share computation based on the consolidated group's holdings of the subsidiary. A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended June 30,
	2014			2013
			Per			Per
	Income	Shares	Share	Income	Shares	Share

	(in thousands, except per share amounts)
Basic:
Net income attributable to common stock	$27,753	50,777	$0.55	14,471	39,402	$0.37
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable	$(74)	365		—	317
Diluted:
Net income attributable to common stock	$27,679	51,142	$0.54	14,471	39,719	$0.36

	Six Months Ended June 30,
	2014			2013
			Per			Per
	Income	Shares	Share	Income	Shares	Share

	(in thousands, except per share amounts)
Basic:
Net income attributable to common stock	$51,342	49,622	$1.03	19,867	38,237	$0.52
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable	$(74)	425		—	240
Diluted:
Net income attributable to common stock	$51,268	50,047	$1.02	19,867	38,477	$0.52

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

9.    STOCK BASED COMPENSATION
For the three months and six months ended June 30, 2014, the Company incurred $2,777,000 and $6,033,000, respectively, of stock based compensation, of which the Company capitalized $1,649,000 and $2,715,000, respectively, pursuant to the full cost method of accounting for oil and natural gas properties. For the three months and six months ended June 30, 2013, the Company incurred $700,000 and $1,356,000, respectively, of stock based compensation, of which the Company capitalized $223,000 and $420,000, respectively, pursuant to the full cost method of accounting for oil and natural gas properties.
On June 17, 2014, in connection with the Viper Offering, the Board of Directors of the General Partner adopted the Viper Energy Partners LP Long Term Incentive Plan (“Viper LTIP”), effective June 17, 2014, for employees, officers, consultants and directors of the General Partner and any of its affiliates, including Diamondback, who perform services for the Partnership. The Viper LTIP provides for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. A total of 9,144,000 common units has been reserved for issuance pursuant to the Viper LTIP. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The Viper LTIP is administered by the Board of Directors of the General Partner or a committee thereof.
Stock Options
The following table presents the Company’s stock option activity under the 2012 Plan for the six months ended June 30, 2014.

		Weighted Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding at December 31, 2013	712,955	$17.96
Granted	—	$—
Exercised	(205,750)	$17.90
Expired/Forfeited	—	$—
Outstanding at June 30, 2014	507,205	$17.99	2.23	$28,076

Vested and Expected to vest at June 30, 2014	507,205	$17.99	2.23	$28,076
Exercisable at June 30, 2014	134,955	$17.50	1.62	$7,536
The aggregate intrinsic value of stock options that were exercised during the six months ended June 30, 2014 was $10,659,000. As of June 30, 2014, the unrecognized compensation cost related to unvested stock options was $1,212,000. Such cost is expected to be recognized over a weighted-average period of 1.4 years.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Restricted Stock Units
The following table presents the Company’s restricted stock units activity under the 2012 Plan during the six months ended June 30, 2014.

		Weighted Average
	Restricted Stock	Grant-Date
	Units	Fair Value
Unvested at December 31, 2013	132,499	$19.20
Granted	106,550	$62.03
Vested	(45,669)	$47.69
Forfeited	(900)	$41.66
Unvested at June 30, 2014	192,480	$36.04
The aggregate fair value of restricted stock units that vested during the six months ended June 30, 2014 was $3,051,000. As of June 30, 2014, the Company’s unrecognized compensation cost related to unvested restricted stock awards and units was $5,081,000. Such cost is expected to be recognized over a weighted-average period of 1.5 years.
Performance Based Restricted Stock Units
To provide long-term incentives for the executive officers to deliver competitive returns to the Company’s stockholders, the Company has granted performance based restricted stock units to eligible employees. The ultimate number of shares awarded from these conditional restricted stock units is based upon measurement of total stockholder return of the Company’s common stock (“TSR”) as compared to a designated peer group during a three-year performance period. In February 2014, eligible employees received initial performance restricted stock unit awards totaling 79,150 units from which a minimum of 0% and a maximum of 200% units could be awarded. The awards have a performance period of January 1, 2013 to December 31, 2015 and cliff vest at December 31, 2015. There were no performance restricted stock units issued or outstanding during the six months ended June 30, 2013.
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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The following table presents the Company’s performance restricted stock units activity under the 2012 Plan for the six months ended June 30, 2014.

	Performance	Weighted Average
	Restricted Stock	Grant-Date
	Units	Fair Value
Unvested at December 31, 2013	—	$—
Granted	79,150	$125.63
Vested	—	$—
Forfeited	—	$—
Unvested at June 30, 2014 (1)	79,150	$125.63

(1)		A maximum of 158,300 units could be awarded based upon the Company’s final TSR ranking.
As of June 30, 2014, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $8,111,000. Such cost is expected to be recognized over a weighted-average period of 1.5 years.
Partnership Unit Options
In accordance with the Viper LTIP, the exercise price of unit options granted may not be less than the market value of the common units at the date of grant. The units issued under the Viper LTIP will consist of new common units of the Partnership. On June 17, 2014, the Board of Directors of the General Partner granted 2,500,000 unit options to our executive officers of the General Partner. The unit options vest approximately 33% ratably on each of the next three anniversaries of the date of grant. In the event the fair market value per unit as of the exercise date is less than the exercise price per option unit then the vested options will automatically terminate and become null and void as of the exercise date.
The fair value of the unit options on the date of grant is expensed over the applicable vesting period. The Partnership estimates the fair values of unit options granted using a Black-Scholes option valuation model, which requires the Partnership to make several assumptions. At the time of grant the Partnership did not have a history of market prices, thus the expected volatility was determined using the historical volatility for a peer group of companies. The expected term of options granted was determined based on the contractual term of the awards. The risk-free interest rate is based on the U.S. treasury yield curve rate for the expected term of the unit option at the date of grant. The expected dividend yield was based upon projected performance of the Partnership.

2014
Grant-date fair value	$4.24
Expected volatility	36.0%
Expected dividend yield	5.9%
Expected term (in years)	3.0
Risk-free rate	0.99%

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The following table presents the unit option activity under the Viper LTIP for the six months ended June 30, 2014.

		Weighted Average
	Unit	Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding at December 31, 2013	—	$—
Granted	2,500,000	$26.00
Outstanding at June 30, 2014	2,500,000	$26.00	2.97	$19,500

Vested and Expected to vest at June 30, 2014	2,500,000	$26.00	2.97	$19,500
Exercisable at June 30, 2014	—	$—	—	$—
As of June 30, 2014, the unrecognized compensation cost related to unvested unit options was $10,472,000. Such cost is expected to be recognized over a weighted-average period of 3.0 years.
10.    RELATED PARTY TRANSACTIONS

Administrative Services
An entity under common management provided technical, administrative and payroll services to the Company under a shared services agreement which began March 1, 2008. The initial term of this shared service agreement was two years. Since the expiration of such two-year period on March 1, 2010, the agreement, by its terms has continued on a month-to-month basis. For the three months and six months ended June 30, 2014, the Company incurred total costs of $1,000 and $2,000, respectively. For the three months and six months ended June 30, 2013, the Company incurred total costs of $51,000 and $109,000, respectively. Costs incurred unrelated to drilling activities are expensed and costs incurred in the acquisition, exploration and development of proved oil and natural gas properties have been capitalized. As of June 30, 2014 and December 31, 2013, the Company owed the administrative services affiliate no amounts and $17,000, respectively. These amounts are included in accounts payable-related party in the accompanying consolidated balance sheets.

Effective January 1, 2012, the Company entered into an additional shared services agreement with this entity. Under this agreement, the Company provides this entity and, at its request, certain affiliates, with consulting, technical and administrative services. The initial term of the additional shared services agreement was two years. The agreement now continues on a month-to-month basis until canceled by either party upon thirty days prior written notice. Costs that are attributable to and billed to other affiliates are reported as other income-related party. For the three months and six months ended June 30, 2014, the affiliate reimbursed the Company $30,000 and $60,000, respectively, and for the three months and six months ended June 30, 2013, the affiliate reimbursed the Company $388,000 and $777,000, respectively, for services under the shared services agreement. As of June 30, 2014 and December 31, 2013, the affiliate owed the Company no amounts for either period.
Drilling Services
Bison Drilling and Field Services LLC (“Bison”), an entity controlled by Wexford, has performed drilling and field services for the Company under master drilling and field service agreements. Under the Company’s most recent master drilling agreement with Bison, effective as of January 1, 2013, Bison committed to accept orders from the Company for the use of at least two of its rigs. At June 30, 2014, Bison was providing drilling services to the Company using one of its rigs. This master drilling agreement is terminable by either party on 30 days’ prior written notice, although neither party will be relieved of its respective obligations arising from a drilling contract being performed prior to the termination of the master drilling agreement. For the three months and six months ended June 30, 2014, the Company incurred total costs for services performed by Bison of $985,000 and $2,495,000, respectively. For the three months and six months ended June 30, 2013, the Company incurred total costs for services performed by Bison of $4,659,000 and $9,627,000, respectively. The Company owed Bison $56,000 as of June 30, 2014 and no amounts as of December 31, 2013.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Effective September 9, 2013, the Company entered into a master service agreement with Panther Drilling Systems LLC (“Panther Drilling”), an entity controlled by Wexford, Panther Drilling provides directional drilling and other services. This master service agreement is terminable by either party on 30 days’ prior written notice, although neither party will be relieved of its respective obligations arising from work performed prior to the termination of the master service agreement. In the third quarter 2013, the Company began using Panther Drilling’s directional drilling services. For the three months and six months ended June 30, 2014, the Company incurred total costs for services performed by Panther Drilling of $57,000 and $305,000, respectively. The Company owed Panther Drilling $11,000 as of June 30, 2014 and no amounts as of December 31, 2013.
Coronado Midstream
The Company is party to a gas purchase agreement, dated May 1, 2009, as amended, with Coronado Midstream LLC (“Coronado Midstream”), formerly known as MidMar Gas LLC, an entity affiliated with Wexford that owns a gas gathering system and processing plant in the Permian Basin. Under this agreement, Coronado Midstream is obligated to purchase from the Company, and the Company is obligated to sell to Coronado Midstream, all of the gas conforming to certain quality specifications produced from certain of the Company’s Permian Basin acreage. Following the expiration of the initial ten year term, the agreement will continue on a year-to-year basis until terminated by either party on 30 days’ written notice. Under the gas purchase agreement, Coronado Midstream is obligated to pay the Company 87% of the net revenue received by Coronado Midstream for all components of the Company’s dedicated gas, including the liquid hydrocarbons, and the sale of residue gas, in each case extracted, recovered or otherwise processed at Coronado Midstream’s gas processing plant, and 94.56% of the net revenue received by Coronado Midstream from the sale of such gas components and residue gas, extracted, recovered or otherwise processed at Chevron’s Headlee plant. The Company recognized revenues from Coronado Midstream of $6,505,000 and $10,412,000 for the three months and six months ended June 30, 2014, respectively, and $1,723,000 and $2,818,000 for the three months and six months ended June 30, 2013, respectively. As of June 30, 2014 and December 31, 2013, Coronado Midstream owed the Company $3,310,000 and $1,303,000, respectively, for the Company’s portion of the net proceeds from the sale of gas, gas products and residue gas.
Sand Supply
Muskie Proppant LLC (“Muskie”), an entity affiliated with Wexford, processes and sells fracing grade sand for oil and natural gas operations. The Company began purchasing sand from Muskie in March 2013. On May 16, 2013, the Company entered into a master services agreement with Muskie, pursuant to which Muskie agreed to sell custom natural sand proppant to the Company based on the Company’s requirements. The Company is not obligated to place any orders with, or accept any offers from, Muskie for sand proppant. The agreement may be terminated at the option of either party on 30 days’ notice. The Company incurred no costs for sand purchased from Muskie for the three months and six months ended June 30, 2014, respectively. The Company incurred no costs and costs of $234,000 for sand purchased from Muskie for the three months and six months ended June 30, 2013, respectively. The Company owed Muskie no amounts as of June 30, 2014 or December 31, 2013.
Midland Leases
Effective May 15, 2011, the Company occupied corporate office space in Midland, Texas under a lease with a five-year term. The office space is owned by an entity controlled by an affiliate of Wexford. The Company paid $98,000 and $191,000 for the three months and six months ended June 30, 2014, respectively, and $43,000 and $82,000, for the three months and six months ended June 30, 2013, respectively, under this lease. In the second and third quarters of 2013, the Company amended this agreement to increase the size of the leased premises. The monthly rent under the lease increased from $13,000 to $15,000 beginning on August 1, 2013 and increased further to $25,000 beginning on October 1, 2013. The monthly rent will continue to increase approximately 4% annually on June 1 of each year during the remainder of the lease term.
The Company leased field office space in Midland, Texas from an unrelated third party from March 1, 2011 to March 1, 2014. Effective March 1, 2014, the building was purchased by an entity controlled by an affiliate of Wexford. The remaining term of the lease as of March 1, 2014 is four years. The Company paid rent of $36,000 and $47,000 to the related party for the three months and six months ended June 30, 2014. The monthly base rent is $11,000 which will increase 3% annually on March 1 of each year during the remainder of the lease term.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Oklahoma City Lease
Effective January 1, 2012, the Company occupied corporate office space in Oklahoma City, Oklahoma under a lease with a 67 month term. The office space is owned by an entity controlled by an affiliate of Wexford. The Company paid $62,000 and $126,000 for the three months and six months ended June 30, 2014, respectively, and $58,000 and $111,000 for the three months and six months ended June 30, 2013, respectively, under this lease. Effective April 1, 2013, the Company amended this lease to increase the size of the leased premises, at which time the monthly base rent increased to $19,000 for the remainder of the lease term. The Company is also responsible for paying a portion of specified costs, fees and expenses associated with the operation of the premises.
Advisory Services Agreement & Professional Services from Wexford
The Company entered into an advisory services agreement (the “Advisory Services Agreement”) with Wexford, dated as of October 11, 2012, under which Wexford provides the Company with general financial and strategic advisory services related to the business in return for an annual fee of $500,000, plus reasonable out-of-pocket expenses. The Advisory Services Agreement has a term of two years commencing on October 18, 2012, and will continue for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. In the event the Company terminates such agreement, it is obligated to pay all amounts due through the remaining term. In addition, the Company agreed to pay Wexford to-be-negotiated market-based fees approved by the Company’s independent directors for such services as may be provided by Wexford at the Company’s request in connection with future acquisitions and divestitures, financings or other transactions in which the Company may be involved. The services provided by Wexford under the Advisory Services Agreement do not extend to the Company’s day-to-day business or operations. The Company has agreed to indemnify Wexford and its affiliates from any and all losses arising out of or in connection with the Advisory Services Agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct. The Company incurred total costs of $125,000 and $250,000 for the three months and six months ended June 30, 2014, respectively, and $125,000 and $250,000 for the three months and six months ended June 30, 2013, respectively, under the Advisory Services Agreement. As of June 30, 2014 and December 31, 2013, the Company owed Wexford no amounts for either period.
Advisory Services Agreement- Viper Energy Partners LP
In connection with the closing of the Viper Offering, the Partnership and General Partner entered into an advisory services agreement (the “Viper Advisory Services Agreement”) with Wexford, dated as of June 23, 2014, under which Wexford provides the Partnership and our General Partner with general financial and strategic advisory services related to the business in return for an annual fee of $500,000, plus reasonable out-of-pocket expenses. The Viper Advisory Services Agreement has a term of two years commencing on June 23, 2014, and will continue for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. In the event the Partnership or General Partner terminates such agreement, the Partnership is obligated to pay all amounts due through the remaining term. In addition, the Partnership and General Partner have agreed to pay Wexford to-be-negotiated market-based fees approved by the conflict committee of the board of directors of our General Partner for such services as may be provided by Wexford at our request in connection with future acquisitions and divestitures, financings or other transactions in which we may be involved. The services provided by Wexford under the Viper Advisory Services Agreement do not extend to the Partnership or General Partners day-to-day business or operations. The Partnership and General Partner have agreed to indemnify Wexford and its affiliates from any and all losses arising out of or in connection with the Viper Advisory Services Agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Secondary Offering Costs
On June 27, 2014, Gulfport and certain entities controlled by Wexford completed an underwritten secondary public offering of 2,000,000 shares of the Company’s common stock. The shares were sold to the public at $90.04 per share and the selling stockholders received all proceeds from this offering after deducting the underwriting discount. The Company incurred estimated costs of approximately $40,000 related to this secondary public offering.

On June 24, 2013, Gulfport and certain entities controlled by Wexford completed an underwritten secondary public offering of 6,000,000 shares of the Company’s common stock and, on July 5, 2013, the underwriters purchased an additional 869,222 shares of the Company’s common stock from these selling stockholders pursuant to an option to purchase such additional shares granted to the underwriters. The shares were sold to the public at $34.75 per share and the selling stockholders received all proceeds from this offering after deducting the underwriting discount. The Company incurred costs of approximately $185,000 related to this secondary public offering.

11. DERIVATIVES

All derivative financial instruments are recorded at fair value. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the cash and non-cash changes in fair value in the consolidated statements of operations under the caption “Gain (loss) on derivative instruments, net.”

The Company has used price swap contracts to reduce price volatility associated with certain of its oil sales. With respect to the Company’s fixed price swap contracts, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is less than the swap price, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. The Company’s derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on Argus Louisiana light sweet pricing.
By using derivative instruments to hedge exposure to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are participants in the secured second amended and restated credit agreement, which is secured by substantially all of the assets of the guarantor subsidiaries; therefore, the Company is not required to post any collateral. The Company does not require collateral from its counterparties. The Company has entered into derivative instruments only with counterparties that are also lenders in our credit facility and have been deemed an acceptable credit risk.
As of June 30, 2014, the Company had open crude oil derivative positions with respect to future production as set forth in the tables below. When aggregating multiple contracts, the weighted average contract price is disclosed.

Crude Oil—Argus Louisiana Light Sweet Fixed Price Swap

Production Period	Volume (Bbls)	Fixed Swap Price
July - December 2014	1,288,000	$98.64
January - April 2015	331,000	99.71

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties and the resulting net amounts presented in the Company’s consolidated balance sheets as of June 30, 2014 and December 31, 2013.

	June 30, 2014

	(in thousands)
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet
Derivative liabilities	$(10,379)	$—	$(10,379)

	December 31, 2013

	(in thousands)
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Derivative assets	$998	$(567)	$431

The net amounts are classified as current or noncurrent based on their anticipated settlement dates. The net fair value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

	June 30,	December 31,
	2014	2013

	(in thousands)
Current Assets: Derivative instruments	$—	$213
Noncurrent Assets: Derivative instruments	—	218
Total Assets	$—	$431

Current Liabilities: Derivative instruments	$(10,379)	$—
Noncurrent Liabilities: Derivative instruments	—	—
Total Liabilities	$(10,379)	$—

None of the Company’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following table summarizes the gains and losses on derivative instruments included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(in thousands)
Non-cash gain (loss) on open non-hedge derivative instruments	$(7,468)	$3,893	$(10,810)	$5,428
Loss on settlement of non-hedge derivative instruments	(3,620)	(856)	(4,676)	(2,399)
Gain (loss) on derivative instruments	$(11,088)	$3,037	$(15,486)	$3,029

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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
The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

	Fair value measurements at June 30, 2014 using:

	(in thousands)
	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Liabilities:
Fixed price swaps	—	(10,379)	—	(10,379)

	Fair value measurements at December 31, 2013 using:

	(in thousands)
	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Fixed price swaps	$—	$431	$—	$431

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated financial statements.

	June 30, 2014		December 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(in thousands)
Debt:
Revolving credit facility	$46,000	$46,000	$10,000	$10,000
7.625% Senior Notes due 2021	450,000	497,250	450,000	460,406

The fair value of the revolving credit facility approximates its carrying value based on borrowing rates available to the Company for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Senior Notes was determined using the June 30, 2014 quoted market price, a Level 1 classification in the fair value hierarchy.

13.    CONTINGENCIES
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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

14.    SUBSEQUENT EVENTS
The Company entered into a definitive purchase agreement dated July 18, 2014 with unrelated third party sellers to acquire additional leasehold interests in Midland, Glasscock, Reagan and Upton Counties, Texas in the Permian Basin, for an aggregate purchase price of approximately $538.0 million, subject to certain adjustments. This transaction includes 16,773 gross (13,136 net) acres with a 78% working interest (approximately 75.1% net revenue interest). The proposed transaction is scheduled to close in early September 2014.
On July 25, 2014, the Company completed an underwritten public offering of 5,750,000 shares of common stock, which included 750,000 shares of common stock issued pursuant to an option to purchase additional shares granted to the underwriters. The stock was sold to the public at $87.00 per share and the Company received net proceeds of approximately $484.9 million from the sale of these shares of common stock, net of the underwriting discount and estimated offering expenses. The net proceeds from this offering will be used to partially fund the acquisition described above. To the extent the pending acquisition is not consummated, or the actual purchase price is less than the net proceeds from the offering, the Company intends to use the net proceeds from the offering to fund a portion of its exploration and development activities and for general corporate purposes, which may include leasehold interest and property acquisitions and working capital.
On July 25, 2014, the Company repaid all outstanding amounts under its credit agreement with Wells Fargo with a portion of the proceeds from its equity offering, pending reborrowing to fund a portion of the purchase price of the acquisition described above.
On July 8, 2014, the Partnership entered into a secured revolving credit agreement with Wells Fargo, as the administrative agent, sole book runner and lead arranger. The Partnership had outstanding borrowings of $50.0 million as of August 6, 2014. See Note—7 Debt for additional information.

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
Overview
We are an independent oil and natural gas company focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. Our activities are primarily directed at the Clearfork, Spraberry, Wolfcamp, Cline, Strawn and Atoka formations which we refer to as the Wolfberry play. We intend to grow our reserves and production through development drilling, exploitation and exploration activities on our multi-year inventory of identified potential drilling locations and through acquisitions that meet our strategic and financial objectives, targeting oil-weighted reserves. Substantially all of our revenues are generated through the sale of oil, natural gas liquids and natural gas production. Our production was approximately 75% oil, 15% natural gas liquids and 10% natural gas for the three months ended June 30, 2014, and was approximately 75% oil, 14% natural gas liquids and 11% natural gas for the three months ended June 30, 2013. Our production was approximately 76% oil, 14% natural gas liquids and 10% natural gas for the six months ended June 30, 2014, and was approximately 73% oil, 15% natural gas liquids and 12% natural gas for the six months ended June 30, 2013. On June 30, 2014, our net acreage position in the Permian Basin was approximately 72,300 net acres. See Note 1 to our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding the organization and description of our business.
Recent Developments
Viper Energy Partners LP
Viper Energy Partners LP, or the Partnership, is a publicly traded Delaware limited partnership, the common units of which are listed on the NASDAQ Global Market under the symbol “VNOM”. The Partnership was formed by us on February 27, 2014, to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin.
Prior to the completion on June 23, 2014 of the Partnership’s initial public offering, or the Viper Offering, we owned all of the general and limited partner interests in the Partnership. The Viper Offering consisted of 5,750,000 common units representing limited partner interests at a price to the public of $26.00 per common unit, which included 750,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters on the same terms. The Partnership received net proceeds of approximately $137.2 million from the sale of these common units, net of offering expenses and underwriting discounts and commissions.
In connection with the Viper Offering, we contributed all of the membership interests in Viper Energy Partners LLC to the Partnership in exchange for 70,450,000 common units. In addition, in connection with the closing of the Viper Offering, the Partnership agreed to distribute to Diamondback all cash and cash equivalents and the royalty income receivable on hand in the aggregate amount of approximately $11.3 million and the net proceeds from the Viper Offering. As of June 30, 2014, the Partnership had distributed $137.5 million to Diamondback and the Partnership recorded a payable balance of approximately $11.3 million. The contribution of Viper Energy Partners LLC to the Partnership was accounted for as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests.
Acquisitions
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

On July 18, 2014, we entered into a definitive purchase agreement with unrelated third party sellers to acquire additional leasehold interests in Midland, Glasscock, Reagan and Upton Counties, Texas in the Permian Basin, for an aggregate purchase price of approximately $538.0 million, subject to certain adjustments. This transaction includes 16,773 gross (13,136 net) acres with a 78% working interest (approximately 75.1% net revenue interest). The proposed transaction is scheduled to close in early September 2014. However, this transaction remains subject to completion of due diligence and satisfaction of other closing conditions. There can be no assurance that we will acquire all or any portion of the acreage subject to the purchase agreement.
Common stock transactions
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
On July 25, 2014, we completed an underwritten public offering of 5,750,000 shares of common stock at a public offering price of $87.00 per share (less the underwriting discount). Pursuant to the underwriting agreement, we granted the underwriters a 30-day option to purchase up to 750,000 additional shares of common stock at the public offering price (less the underwriting discount). The stock was sold to the public at $87.00 per share and we received net proceeds of approximately $484.9 million from the sale of these shares of common stock, net of offering expenses and underwriting discounts and commissions. The net proceeds of this offering will be used to partially fund the pending acquisition described above. To the extent the pending acquisition is not consummated, or the actual purchase price is less than the net proceeds from the offering, we intend to use the net proceeds from the offering to fund a portion of our exploration and development activities and for general corporate purposes, which may include leasehold interest and property acquisitions and working capital.
Operating Results Overview
During the three months ended June 30, 2014, our average daily production was approximately 17,836 BOE/d, consisting of 13,309 Bbls/d of oil, 10,872 Mcf/d of natural gas and 2,716 Bbls/d of natural gas liquids, an increase of 11,246 BOE/d, or 171%, from average daily production of 6,590 BOE/d for the three months ended June 30, 2013, consisting of 4,914 Bbls/d of oil, 4,489 Mcf/d of natural gas and 927 Bbls/d of natural gas liquids.

During the six months ended June 30, 2014, our average daily production was approximately 15,706 BOE/d, consisting of 11,993 Bbls/d oil, 9,380 Mcf/d of natural gas and 2,150 Bbls/d of natural gas liquids, an increase of 10,012 BOE/d, or 176%, from average daily production of 5,694 BOE/d for the six months ended June 30, 2013, consisting of 4,134 Bbls/d of oil, 4,197 Mcf/d of natural gas and 860 Bbls/d of natural gas liquids.

During the three months ended June 30, 2014, we drilled 28 gross (22 net) wells, and participated in an additional one gross non-operated well, in the Permian Basin. During the six months ended June 30, 2014, we drilled 57 gross (46 net) wells, and participated in an additional two gross (one net) non-operated wells, in the Permian Basin.

Sources of our revenue
Our revenues are derived from the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from our natural gas during processing. Our oil and natural gas revenues do not include the effects of derivatives. For the three months ended June 30, 2014 and 2013, our revenues were derived 91% and 90%, respectively, from oil sales, 6% and 6%, respectively, from natural gas liquids sales and 3% and 4%, respectively, from natural gas sales. For the six months ended June 30, 2014 and 2013, our revenues were derived 91% and 89%, respectively, from oil sales, 6% and 7%, respectively, from natural gas liquids sales and 3% and 4%, respectively, from natural gas sales.Our revenues may vary significantly from period to period as a result of changes in volumes of production sold, production mix or commodity prices.

Results of Operations
The following table sets forth selected historical operating data for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
	(in thousands, except Bbl, Mcf and BOE amounts)
Operating Results:
Revenues
Oil and natural gas revenues	$127,004	$45,394	$225,008	$74,303
Operating Expenses
Lease operating expense	10,496	5,495	18,411	10,403
Production and ad valorem taxes	8,554	2,788	14,396	4,742
Gathering and transportation expense	703	247	1,285	380
Depreciation, depletion and amortization	40,021	14,815	70,994	25,553
General and administrative	3,934	2,621	8,491	5,092
Asset retirement obligation accretion expense	104	45	176	88
Total expenses	63,812	26,011	113,753	46,258
Income from operations	63,192	19,383	111,255	28,045
Interest expense	(7,739)	(535)	(14,244)	(1,020)
Other income - related party	30	388	60	777
Other expense	(1,408)	—	(1,408)	—
Gain (loss) on derivative instruments, net	(11,088)	3,037	(15,486)	3,029
Total other income (expense), net	(20,205)	2,890	(31,078)	2,786
Income before income taxes	42,987	22,273	80,177	30,831
Provision for deferred income taxes	15,163	7,802	28,764	10,964
Net income	27,824	14,471	51,413	19,867
Less: Net income attributable to noncontrolling interest	71	—	71	—
Net income attributable to Diamondback Energy, Inc.	$27,753	$14,471	$51,342	$19,867

Production Data:
Oil (Bbls)	1,211,081	447,203	2,170,712	748,244
Natural gas (Mcf)	989,382	408,530	1,697,801	759,568
Natural gas liquids (Bbls)	247,124	84,360	389,147	155,689
Combined volumes (BOE)	1,623,102	599,651	2,842,826	1,030,528
Daily combined volumes (BOE/d)	17,836	6,590	15,706	5,694

Average Prices(1):
Oil (per Bbl)	$95.19	$91.76	$94.46	$88.59
Natural gas (per Mcf)	4.38	4.08	4.51	3.71
Natural gas liquids (per Bbl)	29.92	31.91	31.62	33.38
Combined (per BOE)	78.25	75.70	79.15	72.10

Average Costs (per BOE)
Lease operating expense	$6.47	$9.16	$6.48	$10.09
Gathering and transportation expense	0.43	0.41	0.45	0.37
Production and ad valorem taxes	5.27	4.65	5.06	4.60
Production and ad valorem taxes as a % of sales	6.7%	6.1%	6.4%	6.4%
Depreciation, depletion, and amortization	24.66	24.71	24.97	24.80
General and administrative(2)	2.42	4.37	2.99	4.94
Interest expense	4.77	0.89	5.01	0.99

(1)
After giving effect to our derivative instruments, the average prices per Bbl of oil and per BOE were $92.20 and $76.02, respectively, during the three months ended June 30, 2014, and $89.84 and $74.27, respectively, during the three months ended June 30, 2013. After giving effect to our derivative instruments, the average prices per Bbl of oil and per BOE were $92.30 and $77.50, respectively, during the six months ended June 30, 2014, and $85.38 and $69.77, respectively, during the six months ended June 30, 2013.

(2)
General and administrative includes non-cash stock based compensation, net of capitalized amounts, of $1,128 and $477 for the three months ended June 30, 2014 and 2013, respectively. Excluding stock based compensation from the above metric results in general and administrative cost per BOE of $1.73 and $3.58 for the three months ended June 30, 2014 and 2013, respectively. General and administrative includes non-cash stock based compensation, net of capitalized amounts, of $3,318 and $936 for the six months ended June 30, 2014 and 2013, respectively. Excluding stock based compensation from the above metric results in general and administrative cost per BOE of $1.82 and $4.03 for the six months ended June 30, 2014 and 2013, respectively.

Comparison of the Three Months Ended June 30, 2014 and 2013
Oil, Natural Gas Liquids and Natural Gas Revenues. Our oil, natural gas liquids and natural gas revenues increased by approximately $81,610,000, or 180%, to $127,004,000 for the three months ended June 30, 2014 from $45,394,000 for the three months ended June 30, 2013. Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 11,246 BOE/d to 17,836 BOE/d during the three months ended June 30, 2014 from 6,590 BOE/d during the three months ended June 30, 2013. The total increase in revenue of approximately $81,610,000 is largely attributable to higher oil, natural gas liquids and natural gas production volumes for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increases in production volumes were due to a combination of increased drilling activity and growth through acquisitions. Our production increased by 763,878 Bbls of oil, 162,764 Bbls of natural gas liquids and 580,852 Mcf of natural gas for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The net dollar effect of the increases in prices of approximately $3,953,000 (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas liquids and natural gas) and the net dollar effect of the increase in production of approximately $77,657,000 (calculated as the increase in period-to-period volumes for oil, natural gas liquids and natural gas multiplied by the period average prices) are shown below.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$3.43	1,211,081	$4,156
Natural gas liquids	$(1.99)	247,124	$(493)
Natural gas	$0.30	989,382	$290
Total revenues due to change in price			$3,953

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	763,878	$91.76	$70,091
Natural gas liquids	162,764	$31.91	$5,194
Natural gas	580,852	$4.08	$2,372
Total revenues due to change in production volumes			$77,657
Total change in revenues			$81,610

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas
Lease Operating Expense. Lease operating expense, or LOE, was $10,496,000 ($6.47 per BOE) for the three months ended June 30, 2014, an increase of $5,001,000, or 91%, from $5,495,000 ($9.16 per BOE) for the three months ended June 30, 2013. The increase is due to increased drilling activity and acquisitions, which resulted in additional producing wells for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. On a per BOE basis, LOE declined as new volumes came on line and expenses were held in line or were reduced. By the end of 2013, we were moving approximately 70% of our produced water by pipeline directly into commercial salt water disposal wells, rather than by truck, thereby further reducing one of our largest components of LOE.

Production and Ad Valorem Tax Expense. Production and ad valorem taxes increased to $8,554,000 for the three months ended June 30, 2014 from $2,788,000 for the three months ended June 30, 2013. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. During the three months ended June 30, 2014, our production taxes per BOE increased by $0.12 as compared to the three months ended June 30, 2013, primarily reflecting the impact of higher oil and natural gas prices on production taxes. Our ad valorem taxes have increased primarily as a result of increased valuations on our properties.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased $25,206,000, or 170%, from $14,815,000 for the three months ended June 30, 2013 to $40,021,000 for the three months ended June 30, 2014.
The following table provides components of our DD&A expense for the periods presented:

	Three Months Ended June 30,
	2014	2013

	(in thousands, except BOE amounts)
Depletion of proved oil and natural gas properties	$39,704	$14,629
Depreciation of other property and equipment	317	186
DD&A	$40,021	$14,815

Oil and natural gas properties DD&A per BOE	$24.46	$24.42
Total DD&A per BOE	$24.66	$24.71

The increases in depletion of proved oil and natural gas properties of $25,075,000 and $0.04 per BOE for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 resulted primarily from higher total production levels, increased net book value on new reserves added and an increase in capitalized interest to the full cost pool.
General and Administrative Expense. General and administrative expense increased $1,313,000 from $2,621,000 for the three months ended June 30, 2013 to $3,934,000 for the three months ended June 30, 2014. The increase was due to increases in stock based compensation, salary, legal, common stock offering, professional service and advisory service expenses. These increases were partially offset by increases in general and administrative costs related to exploration and development activity capitalized to the full cost pool and increases in COPAS overhead reimbursements due to increased drilling activity.
Net Interest Expense. Net interest expense for the three months ended June 30, 2014 was $7,739,000, as compared to $535,000 for the three months ended June 30, 2013, an increase of $7,204,000. This increase was due primarily to the issuance of $450.0 million in aggregate principal amount of our 7.625% senior notes in September 2013.
Derivatives. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.” For the three months ended June 30, 2014 and 2013, we had a cash loss on settlement of derivative instruments of $3,620,000 and $856,000, respectively. For the three months ended June 30, 2014 and 2013, we had a non-cash loss on open derivative instruments of $7,468,000 and a non-cash gain on open derivative instruments of $3,893,000, respectively.
Income Tax Expense. We recorded deferred income tax expense of $15,163,000 for the three months ended June 30, 2014 as compared to 7,802,000 for the three months ended June 30, 2013. Our effective tax rate was 35.3% for the three months ended June 30, 2014 as compared to 35.0% for the three months ended June 30, 2013.

Comparison of the Six Months Ended June 30, 2014 and 2013
Oil, Natural Gas Liquids and Natural Gas Revenues. Our oil, natural gas liquids and natural gas revenues increased by approximately $150,705,000, or 203%, to $225,008,000 for the six months ended June 30, 2014 from $74,303,000 for the six months ended June 30, 2013. Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 10,012 BOE/d to 15,706 BOE/d during the six months ended June 30, 2014 from 5,694 BOE/d during the six months ended June 30, 2013. The total increase in revenue of approximately $150,705,000 is largely attributable to higher oil, natural gas liquids and natural gas production volumes for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increases in production volumes were due to a combination of increased drilling activity and growth through acquisitions. Our production increased by 1,422,468 Bbls of oil, 233,458 Bbls of natural gas liquids and 938,233 Mcf of natural gas for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The net dollar effect of the increases in prices of approximately $13,414,000 (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas liquids and natural gas) and the net dollar effect of the increase in production of approximately $137,291,000 (calculated as the increase in period-to-period volumes for oil, natural gas liquids and natural gas multiplied by the period average prices) are shown below.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$5.87	2,170,712	$12,737
Natural gas liquids	$(1.76)	389,147	$(686)
Natural gas	$0.80	1,697,801	$1,363
Total revenues due to change in price			$13,414

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	1,422,468	$88.59	$126,016
Natural gas liquids	233,458	$33.38	$7,793
Natural gas	938,233	$3.71	$3,482
Total revenues due to change in production volumes			$137,291
Total change in revenues			$150,705

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas
Lease Operating Expense. Lease operating expense, or LOE, was $18,411,000 ($6.48 per BOE) for the six months ended June 30, 2014, an increase of $8,008,000, or 77%, from $10,403,000 ($10.09 per BOE) for the six months ended June 30, 2013. The increase is due to increased drilling activity and acquisitions, which resulted in additional producing wells for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. On a per BOE basis, LOE declined as new volumes came on line and expenses were held in line or were reduced. By the end of 2013, we were moving approximately 70% of our produced water by pipeline directly into commercial salt water disposal wells, rather than by truck, thereby further reducing one of our largest components of LOE.

Production and Ad Valorem Tax Expense. Production and ad valorem taxes increased to $14,396,000 for the six months ended June 30, 2014 from $4,742,000 for the six months ended June 30, 2013. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. During the six months ended June 30, 2014, our production taxes per BOE increased by $0.30 as compared to the six months ended June 30, 2013, primarily reflecting the impact of higher oil and natural gas prices on production taxes. Our ad valorem taxes have increased primarily as a result of increased valuations on our properties.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased $45,441,000, or 178%, from $25,553,000 for the six months ended June 30, 2013 to $70,994,000 for the six months ended June 30, 2014.
The following table provides components of our DD&A expense for the periods presented:

	Six Months Ended June 30,
	2014	2013

	(in thousands, except BOE amounts)
Depletion of proved oil and natural gas properties	$70,427	$25,184
Depreciation of other property and equipment	567	369
DD&A	$70,994	$25,553

Oil and natural gas properties DD&A per BOE	$24.81	$24.44
Total DD&A per BOE	$24.97	$24.80

The increases in depletion of proved oil and natural gas properties of $45,243,000 and $0.37 per BOE for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 resulted primarily from higher total production levels, increased net book value on new reserves added and an increase in capitalized interest to the full cost pool.
General and Administrative Expense. General and administrative expense increased $3,399,000 from $5,092,000 for the six months ended June 30, 2013 to $8,491,000 for the six months ended June 30, 2014. The increase was due to increases in stock based compensation, salary, legal, common stock offering, professional service and advisory service expenses. These increases were partially offset by increases in general and administrative costs related to exploration and development activity capitalized to the full cost pool and increases in COPAS overhead reimbursements due to increased drilling activity.
Net Interest Expense. Net interest expense for the six months ended June 30, 2014 was $14,244,000, as compared to $1,020,000 for the six months ended June 30, 2013, an increase of $13,224,000. This increase was due primarily to the issuance of $450.0 million in aggregate principal amount of our 7.625% senior notes in September 2013.
Derivatives. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our consolidated statements of operations under the line item captioned “Loss on derivative instruments, net.” For the six months ended June 30, 2014 and 2013, we had a cash loss on settlement of derivative instruments of $4,676,000 and $2,399,000, respectively. For the six months ended June 30, 2014 and 2013, we had a non-cash loss on open derivative instruments of $10,810,000 and a non-cash gain of $5,428,000, respectively.
Income Tax Expense. We recorded deferred income tax expense of $28,764,000 for the six months ended June 30, 2014 as compared to $10,964,000 for the six months ended June 30, 2013. Our effective tax rate was 35.9% for the six months ended June 30, 2014 as compared to 35.6% for the six months ended June 30, 2013.

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
Liquidity and Cash Flow
Our cash flows for the six months ended June 30, 2014 and 2013 are presented below:

	Six Months Ended June 30,
	2014	2013

	(in thousands)
Net cash provided by operating activities	$159,706	$49,798
Net cash used in investing activities	(523,645)	(138,675)
Net cash provided by financing activities	$385,377	$144,417
Net change in cash	$21,438	$55,540
Operating Activities
Net cash provided by operating activities was $159,706,000 for the six months ended June 30, 2014 as compared to $49,798,000 for the six months ended June 30, 2013. The increase in operating cash flows is a result of increases in our oil and natural gas revenues due to production growth and lower expenses in 2014.
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

Investing Activities
The purchase and development of oil and natural gas properties accounted for the majority of our cash outlays for investing activities. We used cash for investing activities of $523,645,000 and $138,675,000 during the six months ended June 30, 2014 and 2013, respectively.
During the six months ended June 30, 2014, we spent $210,515,000 on capital expenditures in conjunction with our infrastructure projects and drilling program, in which we drilled 57 gross (46 net) wells and participated in the drilling of an additional two gross (one net) non-operated wells. We spent an additional $312,207,000 on leasehold costs and $934,000 for the purchase of other property and equipment. On February 27 and 28, 2014, we completed acquisitions of additional oil and natural gas leasehold interests in Martin County, Texas, in the Permian Basin, from unrelated third party sellers for an aggregate purchase price of approximately $292.2 million, subject to certain adjustments. These amounts were partially offset by proceeds of $11,000 from the sale of property and equipment.
During the six months ended June 30, 2013, we spent $112,083,000 on capital expenditures in conjunction with our drilling program in which we participated in the drilling of 40 gross (34 net) wells. We spent an additional $6,192,000 on leasehold costs, $1,615,000 for the purchase of other property and equipment, $289,000, net, on the settlement of non-hedge derivative instruments and $18,550,000 for the post-closing adjustment associated with our acquisition of Gulfport Energy Corporation’s oil and natural gas assets in the Permian Basin in connection with our initial public offering in October 2012. These amounts were partially offset by proceeds of $54,000 from the sale of property and equipment.

Our investing activities for the six months ended June 30, 2014 and 2013 are summarized in the following table:

	Six Months Ended June 30,
	2014	2013

	(in thousands)
Drilling, completion and infrastructure	$(210,515)	$(112,083)
Acquisition of leasehold interests	(312,207)	(6,192)
Acquisition of Gulfport properties	—	(18,550)
Purchase of other property and equipment	(934)	(1,615)
Proceeds from sale of property and equipment	11	54
Settlement of non-hedge derivative instruments	—	(289)
Net cash used in investing activities	$(523,645)	$(138,675)
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2014 was $385.4 million as compared to $144.4 million during the same period in 2013. The 2014 amount provided by financing activities was primarily attributable to the net proceeds of $208.4 million from our February 2014 equity offering, net proceeds of $137.2 million from the Viper Offering and borrowings, net of repayment, of $36.0 million under our credit facility. During the six months ended June 30, 2013, we received net proceeds of approximately $144.4 million, after deducting the underwriting discount and offering expenses, we borrowed $49.0 million under our revolving credit facility, which was repaid with proceeds from the May 2013 offering. In both periods, these proceeds were used primarily to acquire property and fund our drilling costs.
Senior Notes
On September 18, 2013, we completed an offering of $450.0 million in aggregate principal amount of 7.625% senior unsecured notes due 2021, which we refer to as the senior notes. The senior notes bear interest at the rate of 7.625% per annum, payable semi-annually, in arrears on April 1 and October 1 of each year, commencing on April 1, 2014, and will mature on October 1, 2021. On June 23, 2014, in connection with the Viper Offering, we designated the Partnership, the General Partner and Viper Energy LLC as unrestricted subsidiaries and, upon such designation, Viper Energy LLC, which was a guarantor under the indenture governing of the Senior Notes, was released as a guarantor under the indenture. As a result, the Senior Notes are now fully and unconditionally guaranteed by Diamondback O&G LLC and Diamondback E&P LLC and will also be guaranteed by any future restricted subsidiaries of Diamondback. The net proceeds from the senior notes were used to fund the acquisition of mineral interests underlying approximately 14,804 gross (12,687 net) acres in Midland County, Texas in the Permian Basin. The senior notes were issued to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in accordance with Regulation S under the Securities Act.
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
Second Amended and Restated Credit Facility

The Company’s second amended and restated credit agreement, dated November 1, 2013, with a syndication of banks, including Wells Fargo, as administrative agent sole book runner and lead arranger, provides for a revolving credit facility in the maximum amount of $600.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on the Company’s oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Company may request up to three additional redeterminations of the borrowing base during any 12-month period. As of June 30, 2014 the borrowing base was set at $350.0 million. As of June 30, 2014, the Company had outstanding borrowings of $46.0 million and $304.0 million available for future borrowings under this facility. Our weighted-average interest rate on borrowings from our credit facility was 1.98% during the six months ended June 30, 2014. On July 25, 2014, we repaid all outstanding amounts under our credit agreement with a portion of the proceeds from our July 2014 equity offering, pending reborrowing to fund a portion of the purchase price for our pending acquisition of additional leasehold interests in the Permian Basin described under “—Recent Developments–Acquisitions.”

The outstanding borrowings under the credit agreement bear interest at a rate elected by us that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.5% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We are obligated to pay a quarterly commitment fee ranging from 0.375% to 0.50% per year on the unused portion of the borrowing base, which fee is also dependent on the amount of the loan outstanding in relation to the borrowing base. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be repaid (a) to the extent the loan amount exceeds the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period), (b) in an amount equal to the net cash proceeds from the sale of property when a borrowing base deficiency or event of default exists under the credit agreement and (c) at the maturity date of November 1, 2018.

On June 9, 2014, we entered into a first amendment to the second amended and restated credit agreement, dated November 1, 2013. This amendment modified certain provisions of the credit agreement to, among other things, allow us to designate one or more of our subsidiaries as “Unrestricted Subsidiaries” that are not subject to certain restrictions contained in the credit agreement. In connection with the Viper Offering, we designated the Partnership, the General Partner and Viper Energy LLC as unrestricted subsidiaries under the credit agreement and, upon such designation, Viper Energy LLC, which was a guarantor under the Indenture, was released as a guarantor under the Indenture. As a result, the loan is now secured by substantially all of the assets of the Company, Diamondback E&P LLC and Diamondback O&G LLC and will also be secured by any future restricted subsidiaries of Diamondback.

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

The covenant prohibiting additional indebtedness allows for the issuance of unsecured debt of up to $750 million in the form of senior or senior subordinated notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be repaid. As of June 30, 2014, we had $450 million of senior notes outstanding.

As of June 30, 2014, we were in compliance with all financial covenants under our revolving credit facility. The lenders may accelerate all of the indebtedness under our revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of our revolving credit facility generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.
Partnership Credit Facility-Wells Fargo Bank
On July 8, 2014, the Partnership entered into a secured revolving credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, as the administrative agent, sole book runner and lead arranger. The credit agreement provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on the Partnership’s oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. As of July 8, 2014, the borrowing base was set at $110.0 million, and Wells Fargo was the only lender under the credit agreement, with a maximum credit amount of $55.0 million. Under the credit agreement, the commitment of the lenders is equal to the lessor of the aggregate maximum credit amounts of the lenders and the borrowing base. As of August 6, 2014, the borrowing base was increased to $110.0 million with Wells Fargo as the only lender under the credit agreement. The Partnership had outstanding borrowings of $50.0 million as of August 6, 2014.
The outstanding borrowings under the credit agreement bear interest at a rate elected by the Partnership that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.5% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. The Partnership is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the borrowing base, which fee is also dependent on the amount of the loan outstanding in relation to the borrowing base. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be paid (a) if the loan amount exceeds the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period) and (b) at the maturity date of July 8, 2019. The loan is secured by substantially all of the assets of the Partnership and its subsidiaries.
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
EBITDAX will be annualized beginning with the quarter ending September 30, 2014 and ending with the quarter ended March 31, 2015

The covenant prohibiting additional indebtedness allows for the issuance of unsecured debt of up to $250 million in the form of senior unsecured notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be repaid.
The lenders may accelerate all of the indebtedness under the Partnership’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.
Capital Requirements and Sources of Liquidity
Our board of directors approved a 2014 capital budget for drilling and infrastructure of $425.0 million to $475.0 million, representing an increase of 48% over 2013. We estimate that, of these expenditures, approximately:

•	85% will be spent on 65 to 75 gross (52 to 60 net) operated horizontal wells focused in Midland, Andrews, Upton, Martin and Dawson Counties;

•	8% will be spent on 20 to 25 gross (16 to 20 net) operated vertical wells focused in Midland County;

•	5% will be spent on infrastructure; and

•	2% will be spent on non-operated drilling.
During the six months ended June 30, 2014, our aggregate capital expenditures for drilling and infrastructure were $210.5 million. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted. During the six months ended June 30, 2014, we spent $312.2 million on acquisitions.
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
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2014.
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
At June 30, 2014, we had a net liability derivative position of $10,379,000, related to our Argus Louisiana Light Sweet fixed price swaps, as compared to a net asset derivative position of $431,000 as of December 31, 2013 related to our price swap derivatives. Utilizing actual derivative contractual volumes under our fixed price swaps as of June 30, 2014, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability derivative position by $17,037,000 to $27,416,000, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability derivative position into a net derivative asset position of $6,658,000 a decrease of $17,037,000. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Counterparty and Customer Credit Risk
Our principal exposures to credit risk are through receivables resulting from joint interest receivables (approximately $24,629,000 at June 30, 2014) and receivables from the sale of our oil and natural gas production (approximately $43,958,000 at June 30, 2014).
We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the six months ended June 30, 2014, two purchasers accounted for more than 10% of our revenue: Shell Trading (US) Company (65%); and Enterprise Crude Oil LLC (17%). For the year ended December 31, 2013, two purchasers accounted for more than 10% of our revenue: Plains Marketing, L.P. (37%); and Shell Trading (US) Company (37%). No other customer accounted for more than 10% of our revenue during these periods.
Joint operations receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells. At June 30, 2014, we had one customer that represented approximately 79% of our total joint operations receivables. At December 31, 2013, we had one customer that represented approximately 86% of our total joint operations receivables.

Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facility. The terms of our revolving credit facility provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.5% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. Our weighted-average interest rate on borrowings from our credit facility was 1.98% during the six months ended June 30, 2014. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $460,000 based on the $46.0 million outstanding in the aggregate under our revolving credit facility on June 30, 2014.

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
As of June 30, 2014, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2014, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Not applicable.

(b)    Not applicable.

(c)    We do not have a share repurchase program, and during the three months ended June 30, 2014, we did not purchase any shares of our common stock.

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

Exhibit Number	Description
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

2.3#
Purchase and Sale Agreement by and among Rio Oil and Gas, LLC, Rio Oil and Gas (Permian) LLC, Rio Oil and Gas (OPCO), LLC, Bluestem Energy, LP, Bluestem Energy Partners, LP, Bluestem Energy Holdings, LLC, Bluestem Energy Assets, LLC, Bluestem Acquisitions, LLC, BC Operating, Inc., Crown Oil Partners V, LP and Crump Energy Partners II, LLC, as sellers, and Diamondback E&P LLC, as buyer, dated July 18, 2014 (incorporated by reference to Exhibit 2.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on July 21, 2014).

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
10.2+
Amended and Restated Employment Agreement, dated April 24, 2014, effective as of April 18, 2014, by and between Travis D. Stice and Diamondback E&P LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on June 23, 2014).

10.3
Contribution Agreement by and among Diamondback Energy, Inc., Viper Energy Partners LLC, Viper Energy Partners GP LLC and Viper Energy Partners LP, dated as of June17, 2014 (incorporated by reference to Exhibit 10.2 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on May 9, 2014).

10.4*
First Amendment, dated June 9, 2014, to the Second Amended and Restated Credit Agreement, originally dated November 1, 2013, by and among the Company, as parent guarantor, Diamondback O&G LLC, as borrower, each of the guarantors party thereto, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.

Exhibit Number	Description
10.5
Senior Secured Revolving Credit Agreement, dated as of July 8, 2014, among Viper Energy Partners LP, as borrower, Wells Fargo Bank, National Association, as the administrative agent, sole book runner and lead arranger, and certain lenders from time to time party thereto. (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 001-36505, filed by Viper Energy Partners LP on July 14, 2014).

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

DIAMONDBACK ENERGY, INC.

Date:	August 6, 2014
/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer

/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer