Form 10-K
period 2014-12-31
Diamondback Energy, Inc.
filed 2015-02-20
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2014 was approximately $3,661,907,000.
As of February 18, 2015, 58,900,083 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Diamondback Energy, Inc.’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K

GLOSSARY OF OIL AND NATURAL GAS TERMS
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
Brent. Brent sweet light crude oil.
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
LLS. Light Louisiana sweet crude oil.
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
WTI. West Texas Intermediate, also known as Texas light sweet crude oil.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this Annual Report on Form 10–K, including under Part I, Item 1A. Risk Factors in this report, could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements.

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

PART I
Except as noted, in this Annual Report on Form 10-K, we refer to Diamondback, together with its consolidated subsidiaries, as “we,” “us,” “our,” or “the Company”. This report includes certain terms commonly used in the oil and gas industry, which are defined above in the “Glossary of Oil and Natural Gas Terms.”
ITEM 1. BUSINESS AND PROPERTIES
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
We began operations in December 2007 with our acquisition of 4,174 net acres with production at the time of acquisition of approximately 800 BOE/d from 34 gross (16.8 net) wells in the Permian Basin. Subsequently, we acquired approximately 81,195 additional net acres, which brought our total net acreage position in the Permian Basin to approximately 85,369 net acres at December 31, 2014. In addition, we, through our subsidiary Viper Energy Partners L.P., or Viper, own mineral interests underlying approximately 24,528 gross (15,948 net) acres primarily in Midland County, Texas in the Permian Basin. Approximately 43% of these net acres are operated by us. On June 23, 2014, Viper completed its initial public offering of 5,750,000 common units representing limited partner interests and, on September 19, 2014 Viper completed a follow-on underwritten public offering of 3,500,000 common units. The common units sold to the public represent, in the aggregate, an approximate 12% limited partner interest in Viper. We own Viper Energy Partners GP LLC, the general partner of Viper, which we refer to as the general partner, and the remaining approximate 88% limited partner interest in Viper.
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
As of December 31, 2014, our estimated proved oil and natural gas reserves were 112,832 MBOE (which includes estimated reserves of 18,510 MBOE attributable to the mineral interests owned by Viper), based on reserve reports prepared by Ryder Scott Company, L.P., or Ryder Scott, our independent reserve engineers. Of these reserves, approximately 57% are classified as proved developed producing, or PDP. Proved undeveloped, or PUD, reserves included in this estimate are from 79 gross (64 net) horizontal well locations and 87 gross (73 net) vertical well locations on 40-acre spacing in which we have a working interest and ten horizontal wells and 25 vertical wells in which we own only a mineral interest through our subsidiary, Viper. As of December 31, 2014, our estimated proved reserves were approximately 67% oil, 16% natural gas liquids and 17% natural gas.
Based on our evaluation of applicable geologic and engineering data as of December 31, 2014, we had 2,185 gross (1,646 net) identified potential horizontal drilling locations in multiple horizons on our acreage as well as 786 gross (746 net) identified potential vertical drilling locations on 40-acre spacing and an additional 1,084 gross (996 net) identified potential vertical drilling locations based on 20-acre downspacing. We intend to continue to grow our reserves and production through development drilling, exploitation and exploration activities on this multi-year project inventory of identified potential drilling locations and through additional acquisitions that meet our strategic and financial objectives, targeting oil-weighted reserves.
Our Business Strategy
Our business strategy is to continue to profitably grow our business through the following:

•
Grow production and reserves by developing our oil-rich resource base. We intend to actively drill and develop our acreage base in an effort to maximize its value and resource potential. Through the conversion of our undeveloped reserves to developed reserves, we will seek to increase our production, reserves and cash flow while generating favorable returns on invested capital. As of December 31, 2014, we had 2,185 gross (1,646 net) identified potential horizontal drilling locations, and 786 gross (746 net) identified potential vertical drilling locations on our acreage in the Permian Basin based on 40-acre spacing and an additional 1,084 gross (996 net) vertical locations based on 20-acre downspacing. As of December 31, 2014, we were operating five horizontal rigs and one vertical rig. We intend to release two horizontal rigs and one vertical rig in February 2015 and continue with three horizontal rigs, two of which will operate in Spanish Trail.

•
Focus on increasing hydrocarbon recovery through horizontal drilling and increased well density. We have targeted various intervals in the Wolfberry play through horizontal drilling and believe that there are opportunities to target additional intervals in the Wolfberry play with horizontal wells. Our initial horizontal focus has been on the Wolfcamp B interval, but we have begun to derisk additional intervals such as the Lower Spraberry. Our first two horizontal wells were completed in 2012 and had lateral lengths of less than 4,000 feet. As of December 31, 2014, we had drilled 124 horizontal wells as operator and had participated in nine additional horizontal wells as a non-operator, including two in which we own only a minor wellbore interest. Of these 133 total horizontal wells, 100 had been completed and were on production. Of the 100 horizontal wells on production, 78 are in the Wolfcamp B interval, three are in the Clearfork zone, 16 are in the Spraberry zone, and three are in the Cline zone. These wells have lateral lengths ranging from approximately 4,000 feet to 10,300 feet. In the future, we expect that our optimal average lateral lengths will be in the range of 6,000 feet to 7,500 feet, although the actual length will vary depending on the layout of our acreage and other factors. We expect that longer lateral lengths will continue to result in higher per well recoveries and lower development costs per BOE. During the year ended December 31, 2014, we were able to drill our horizontal wells with approximately 7,500 foot lateral lengths to total depth, or TD, in an average of 16 days and we drilled an approximately 10,000 foot lateral well in 17 days. Our horizontal drilling program is designed to further capture the upside potential that may exist on our properties. We also believe our horizontal drilling program has significantly increased our recoveries per section as compared to drilling vertical wells alone. Horizontal drilling may also be economical in areas where vertical drilling is currently not economical or logistically viable. In addition, we believe increased well density opportunities may exist across our acreage base. We closely monitor industry trends with respect to higher well density, which could increase the recovery factor per section and enhance returns since infrastructure is typically in place.

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

•
Enhance returns through our low cost development strategy of resource conversion, capital allocation and continued improvements in operational and cost efficiencies. Our acreage position in the Wolfberry play is generally in contiguous blocks which allows us to develop this acreage efficiently with a “manufacturing” strategy that takes advantage of economies of scale and uses centralized production and fluid handling facilities. We are the operator of approximately 95% of our acreage. This operational control allows us to manage more efficiently the pace of development activities and the gathering and marketing of our production and control operating costs and technical applications, including horizontal development. Our average 80% working interest in our acreage allows us to realize the majority of the benefits of these activities and cost efficiencies.

•
Pursue strategic acquisitions with exceptional resource potential. We have a proven history of acquiring leasehold positions in the Permian Basin that have substantial oil-weighted resource potential and can achieve attractive returns on invested capital. Our executive team, with its extensive experience in the Permian Basin, has what we believe is a competitive advantage in identifying acquisition targets and a proven ability to evaluate resource potential. We regularly review acquisition opportunities and intend to pursue acquisitions that meet our strategic and financial targets. During the year ended December 31, 2014, we acquired approximately 28,654 gross (20,216) net leasehold acres primarily in Glasscock, Martin and Midland counties. We intend to continue to pursue acquisitions that meet our strategic and financial targets.

•
Maintain financial flexibility. We seek to maintain a conservative financial position. On November 13, 2014, we entered into a second amendment to our amended and restated credit agreement, resulting in an increase to the borrowing base under our revolving credit facility to $750.0 million. We elected a commitment amount of $500.0 million, of which $276.5 million was available for borrowing as of December 31, 2014. As of December 31, 2014, Viper had no outstanding borrowings, and $110.0 million available for borrowing, under its revolving credit facility.

Our Strengths
We believe that the following strengths will help us achieve our business goals:

•
Oil rich resource base in one of North America’s leading resource plays. All of our leasehold acreage is located in one of the most prolific oil plays in North America, the Permian Basin in West Texas. The majority of our current properties are well positioned in the core of the Wolfberry play. We believe that our horizontal drilling has resulted in an increased recovery factor on a per section basis as compared to our historical vertical development. Our production for the year ended December 31, 2014 was approximately 76% oil, 14% natural gas liquids and 10% natural gas. As of December 31, 2014, our estimated net proved reserves were comprised of approximately 67% oil and 16% natural gas liquids, which allows us to benefit from the currently more favorable pricing of oil and natural gas liquids as compared to natural gas.

•
Multi-year drilling inventory in one of North America’s leading oil resource plays. We have identified a multi-year inventory of potential drilling locations for our oil-weighted reserves that we believe provides attractive growth and return opportunities. As of December 31, 2014, we had 2,185 gross (1,646 net) identified potential horizontal drilling locations on our acreage based on our results and those of other operators in the area and our interpretation of various geologic and engineering data. The 2,185 gross identified potential horizontal locations have an average lateral length of approximately 6,600 feet, with the actual length depending on lease geometry and other considerations. These locations exist across most of our acreage blocks and in multiple horizons. Of these 2,185 locations, 923 are in the Wolfcamp B horizon or the Lower Spraberry horizon, with the remaining locations in either the Wolfcamp A, Clearfork, Wolfcamp C or Cline horizons. Our current horizontal location count is based on 660 foot spacing between wells in the Wolfcamp B and Lower Spraberry horizons in Midland County, Glasscock County, and Southwest Martin County and Viper's mineral interests, and 880 foot spacing in other counties. In the Middle Spraberry, well counts are based on 880 foot spacing in Midland County and Southwest Martin County and 1,320 foot spacing in other counties. For all other zones and counties, our well counts are based on 1,320 foot spacing, with the exception of the Wolfcamp A in Glasscock County which is based on 660 foot spacing. The ultimate inter-well spacing may be closer than these distances, which would result in a higher location count. The two-stream gross estimated ultimate recoveries, or EURs, from our future PUD horizontal wells, as estimated by Ryder Scott as of December 31, 2014, range from 378 MBOE per well, consisting of 276 MBbls of oil and 612 MMcf of natural gas, to 1,191 MBOE per well, consisting of 935 MBbls of oil and 1,539 MMcf of natural gas, for wells ranging in lateral length from approximately 5,000 feet to approximately 10,000 feet, in intervals including the Clearfork, Middle Spraberry, Lower Spraberry, and Wolfcamp B. Ryder Scott has estimated gross EURs of 638 MBOE for our Wolfcamp B wells in Midland County and 993 MBOE for our Lower Spraberry wells in Midland County, which constitute 51% of our remaining PUD horizontal wells, in each case based on 7,500 foot lateral lengths. We also had 786 gross (746 net) identified potential vertical drilling locations based on 40-acre spacing and an additional 1,086 gross (996 net) identified potential vertical drilling locations based on 20-acre downspacing. The gross EURs from our future PUD vertical wells on 40-acre spacing, as estimated by Ryder Scott as of December 31, 2014, range from 101 MBOE per well, consisting of 77 MBbls of oil and 142 MMcf of natural gas, to 145 MBOE per well, consisting of 111 MBbls of oil and 206 MMcf of natural gas, with an average EUR per well of 120 MBOE, consisting of 89 MBbls of oil and 186 MMcf of natural gas. In addition, we have approximately 628 square miles of proprietary 3-D seismic data covering our acreage. This data facilitates the evaluation of our existing drilling inventory and provides insight into future development activity, including additional horizontal drilling opportunities and strategic leasehold acquisitions.

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

•
Favorable and stable operating environment. We have focused our drilling and development operations in the Permian Basin, one of the oldest hydrocarbon basins in the United States, with a long and well-established production history and developed infrastructure. We believe that the geological and regulatory environment of the Permian Basin is more stable and predictable, and that we are faced with less operational risks, in the Permian Basin as compared to emerging hydrocarbon basins.

•
High degree of operational control. We are the operator of approximately 95% of our Permian Basin acreage. This operating control allows us to better execute on our strategies of enhancing returns through operational and cost efficiencies and increasing ultimate hydrocarbon recovery by seeking to continually improve our drilling techniques, completion methodologies and reservoir evaluation processes. Additionally, as the operator of substantially all of our acreage, we retain the ability to adjust our capital expenditure program based on commodity price outlooks. This operating control also enables us to obtain data needed for efficient exploration of horizontal prospects.

•
Financial flexibility to fund expansion. We have a conservative balance sheet. We will seek to maintain financial flexibility to allow us to actively develop our drilling, exploitation and exploration activities in the Wolfberry play and maximize the present value of our oil-weighted resource potential. As of December 31, 2014, we had $223.5 million of borrowings outstanding under our revolving credit facility and $276.5 million of available borrowing capacity. As of December 31, 2014, Viper had no outstanding borrowings, and $110.0 million available for borrowing, under its revolving credit facility.

Our Properties
Location and Land

We acquired approximately 4,174 net acres in West Texas (near Midland) in the Permian Basin in December 2007. Subsequently, we acquired approximately 81,195 additional net acres, which brought our total net acreage position in the Permian Basin to approximately 85,369 net acres at December 31, 2014. We are the operator of approximately 95% of this Permian Basin acreage. In addition, we, through our subsidiary Viper, own mineral interests underlying approximately 24,528 gross (15,948 net) acres primarily in Midland County, Texas in the Permian Basin. Approximately 43% of these net acres are operated by us. Since our initial acquisition in the Permian Basin through December 31, 2014, we drilled or participated in the drilling of 405 gross (343 net) wells on our leasehold acreage in this area, primarily targeting the Wolfberry play. The Permian Basin area covers a significant portion of western Texas and eastern New Mexico and is considered one of the major producing basins in the United States.
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

During the late 1990s, Atlantic Richfield Company, or Arco, began a drilling program targeting the base of the Spraberry formation at 10,000 feet, with an additional 200 to 300 feet drilled to produce from the upper portion of the Wolfcamp formation. Henry Petroleum, a private firm, owned interests in the Pegasus field in Midland and Upton counties. While drilling in the same area as the Arco project, Henry Petroleum decided to drill completely through the Wolfcamp section. Henry Petroleum mapped the trend and began acquiring acreage and drilling wells using multiple slick-water fracturing treatments across the entire Wolfcamp interval. In 2005, former members of Henry Petroleum’s Wolfcamp team formed their own private company, ExL Petroleum, and began replicating Henry Petroleum’s program. After ExL had drilled 32 productive Wolfcamp/Spraberry wells through late 2007, they monetized a portion of their acreage position, which led to the acquisition that enabled us to begin our participation in this play. Recent advancements in enhanced recovery techniques and horizontal drilling continue to make this play attractive to the oil and gas industry. By mid-2010, approximately half of the rigs active in the Permian Basin were drilling wells in the Wolfberry play. As of December 31, 2014, we held interests in 747 gross (597 net) producing wells.

Geology
The Permian Basin formed as an area of rapid Mississippian-Pennsylvanian subsidence in the foreland of the Ouachita fold belt. It is one of the largest sedimentary basins in the U.S., and has oil and gas production from several reservoirs from Permian through Ordovician in age. The term “Wolfberry” was coined initially to indicate commingled production from the Permian Spraberry, Dean and Wolfcamp formations. In this report, we refer to the Clearfork, Spraberry, Wolfcamp, Strawn and Atoka formations collectively as the Wolfberry play. The Wolfberry play of the Midland Basin lies in the area where the historically productive Spraberry trend geographically overlaps the productive area of the emerging Wolfcamp play.

The Spraberry was deposited as turbidites in a deep water submarine fan environment, while the Wolfcamp reservoirs consist of debris-flow and grain-flow sediments, which were also deposited in a submarine fan setting. The best carbonate reservoirs within the Wolfcamp are generally found in proximity to the Central Basin Platform, while the shale reservoirs within the Wolfcamp thicken basinward away from the Central Basin Platform. Both the Spraberry and Wolfcamp contain organic-rich mudstones and shales which, when buried to sufficient depth for maturation, became the source of the hydrocarbons found both within the shales themselves and in the more conventional clastic and carbonate reservoirs between the shales.  The Wolfberry is an unconventional “basin-centered oil” resource play, in the sense that there is no regional downdip oil/water contact.

            Over the course of the past few years, the improved economics derived from horizontal drilling has caused us to shift our focus primarily to this technology.  We have successfully developed several shale intervals within the Clearfork, Spraberry and Wolfcamp formations since we began horizontal drilling in 2012. The shales exhibit micro-darcy permeabilities which result in relatively small drainage areas and recovery factors, so relatively small inter-well spacing is necessary.

           We possess, or are in the process of acquiring, 3-D seismic data over substantially all of our major asset areas.  Our extensive geophysical database currently includes approximately 628 square miles of 3-D data, and we are in the process of acquiring an additional 62.5 square miles.  This data will continue to be utilized in the development of our horizontal drilling activities and to identify and avoid potential geohazards (e.g., faults and lithologies that are difficult to drill).
Production Status
During the year ended December 31, 2014, net production from our Permian Basin acreage was 7,107,886 BOE, or an average of 19,474 BOE/d, of which approximately 76% was oil, 14% was natural gas liquids and 10% was natural gas.
Facilities
Our land oil and gas processing facilities are typical of those found in the Permian Basin. Our facilities located at well locations include storage tank batteries, oil/gas/water separation equipment and pumping units.

Future Activity
During 2015, we expect to drill an estimated 50 to 60 gross (43 to 51 net) horizontal wells and five to ten gross (four to eight net) vertical wells on our acreage. We currently estimate that our capital expenditures for 2015 will be between $400.0 million and $450.0 million, which includes costs for infrastructure and non-operated wells but does not include the cost of any land acquisitions. During the year ended December 31, 2014, we drilled 82 gross (67 net) horizontal wells and 27 gross (23 net) vertical wells and participated in the drilling of four gross (two net) non-operated wells in the Permian Basin. During the year ended December 31, 2014, our aggregate capital expenditures for drilling and oil gas infrastructure were $498.3 million, and we spent an additional $903.5 million for leasehold and mineral rights acquisitions.
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

•
The ability to book proven undeveloped reserves, subject to certain exceptions, only if they relate to wells scheduled to be drilled within five years of the date of booking, as well as the requirement to write down proved undeveloped reserves if the associated wells are not drilled within the required five-year timeframe.

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
Evaluation and Review of Reserves

Our historical reserve estimates as of December 31, 2014, 2013 and 2012 were prepared by Ryder Scott, with respect to our assets and those of Viper. Ryder Scott is an independent petroleum engineering firm. The technical persons responsible for preparing our proved reserve estimates meet the requirements with regards to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Ryder Scott is a third-party engineering firm and does not own an interest in any of our properties and is not employed by us on a contingent basis.

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2014 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods, (2) volumetric-based methods and (3) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. The proved reserves for our properties were estimated by performance methods, analogy or a combination of both methods. Approximately 90% of the proved producing reserves attributable to producing wells were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis, which utilized extrapolations of available historical production and pressure data. The remaining 10% of the proved producing reserves were estimated by analogy, or a combination of performance and analogy methods. The analogy method was used where there were inadequate historical performance data to establish a definitive trend and where the use of production performance data as a basis for the reserve estimates was considered to be inappropriate. All proved developed non-producing and undeveloped reserves were estimated by the analogy method.
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
We maintain an internal staff of petroleum engineers and geoscience professionals who worked closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our assets in the Permian Basin. Our internal technical team members met with our independent reserve engineers periodically during the period covered by the reserve reports to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to the independent reserve engineers for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs. Our Vice President—Reservoir Engineering is primarily responsible for overseeing the preparation of all of our reserve estimates. Our Vice President—Reservoir Engineering is a petroleum engineer with over 30 years of reservoir and operations experience and our geoscience staff has an average of approximately 26 years of industry experience per person. Our technical staff uses historical information for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs.
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
The following table presents our estimated net proved oil and natural gas reserves as of December 31, 2014, 2013 and 2012 (including those attributable to Viper), based on the reserve reports prepared by Ryder Scott. Each reserve report has been prepared in accordance with the rules and regulations of the SEC. All of our proved reserves included in the reserve reports are located in the continental United States.

	December 31,
	2014	2013	2012
Estimated proved developed reserves:
Oil (Bbls)	43,885,835	19,789,965	7,189,367
Natural gas (Mcf)	68,264,113	31,428,756	12,864,941
Natural gas liquids (Bbls)	11,221,428	4,973,493	2,999,440
Total (BOE)	66,484,615	30,001,584	12,332,964
Estimated proved undeveloped reserves:
Oil (Bbls)	31,803,754	22,810,887	19,007,492
Natural gas (Mcf)	43,341,147	30,250,740	21,705,207
Natural gas liquids (Bbls)	7,320,504	5,732,231	5,251,989
Total (BOE)	46,347,783	33,584,908	27,877,016
Estimated Net Proved Reserves:
Oil (Bbls)	75,689,589	42,600,852	26,196,859
Natural gas (Mcf)	111,605,260	61,679,496	34,570,148
Natural gas liquids (Bbls)	18,541,932	10,705,724	8,251,429
Total (BOE)(1)	112,832,398	63,586,492	40,209,979
Percent proved developed	58.9%	47.2%	30.7%

(1)
Estimates of reserves as of December 31, 2014, 2013 and 2012 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month periods ended December 31, 2014, 2013 and 2012, respectively, in accordance with SEC guidelines applicable to reserves estimates as of the end of such periods. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

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
Proved Undeveloped Reserves (PUDs)
As of December 31, 2014, our proved undeveloped reserves totaled 31,804 MBbls of oil, 43,341 MMcf of natural gas and 7,321 MBbls of natural gas liquids, for a total of 46,348 MBOE. PUDs will be converted from undeveloped to developed as the applicable wells begin production. The following table includes the changes in PUD reserves for 2014:

(MBOE)
Beginning proved undeveloped reserves at December 31, 2013	33,585
Undeveloped reserves transferred to developed	(10,537)
Revisions	(6,607)
Extensions and discoveries	29,907

Ending proved undeveloped reserves at December 31, 2014	46,348

The increase in proved undeveloped reserves was primarily attributable to extensions of 29,907 MBOE. Approximately 16% of the proved undeveloped reserve extensions are associated with well locations that are more than one offset away from existing producing wells. All of these locations are within 2,000 feet of producing wells. Partially offsetting the increase in proved undeveloped reserves were decreases due to technical revisions. Downward revisions of approximately 6,162 MBOE were a result of downgrading 73 vertical locations due to a shift in our focus to horizontal development rather than vertical development.
Costs incurred relating to the development of PUDs were approximately $86.1 million during 2014. Estimated future development costs relating to the development of PUDs are projected to be approximately $219.7 million in 2015, $229.2 million in 2016, $94.2 million in 2017 and $39.5 million in 2018. Since our current executive team assumed management control in 2011, our average drilling costs and drilling times have been reduced. As we continue to develop our properties and have more well production and completion data, we believe we will continue to realize cost savings and experience lower relative drilling and completion costs as we convert PUDs into proved developed reserves in upcoming years.
As of December 31, 2014, all of our proved undeveloped reserves are scheduled to be developed within five years from the date they were initially recorded.
As of December 31, 2014, 1.5% of our total proved reserves were classified as proved developed non-producing.
Oil and Natural Gas Production Prices and Production Costs
Production and Price History
The following table sets forth information regarding our net production of oil, natural gas and natural gas liquids, all of which is from the Permian Basin in West Texas, and certain price and cost information for each of the periods indicated:

	Historical
	Year Ended December 31,
	2014	2013	2012
Production Data:
Oil (Bbls)	5,381,576	2,022,749	756,286
Natural gas (Mcf)	4,345,916	1,730,497	833,516
Natural gas liquids (Bbl)	1,001,991	361,079	183,114
Combined volumes (BOE)	7,107,886	2,672,244	1,078,319
Daily combined volumes (BOE/d)	19,474	7,321	2,946
Average Prices(1):
Oil (per Bbl)	$83.48	$93.32	$86.88
Natural gas (per Mcf)	4.15	3.61	2.85
Natural gas liquids (per Bbl)	28.39	36.00	37.57
Combined (per BOE)	69.74	77.84	69.52
Average Costs (per BOE):
Lease operating expense	$7.79	$7.92	$14.14
Gathering and transportation expense	$0.46	$0.34	$0.39
Production taxes	$4.59	$4.83	$4.86
Production taxes as a % of sales	6.6%	6.2%	7.0%
Depreciation, depletion and amortization	$23.92	$24.92	$24.36
General and administrative	$2.99	$4.13	$9.62
(1) After giving effect to our derivative instruments, the average prices per Bbl of oil and per BOE were $85.42 and $71.21, respectively, during the year ended December 31, 2014; $89.75 and $75.14, respectively, during the year ended December 31, 2013; and $79.68 and $64.47, respectively, during the year ended December 31, 2012.

Productive Wells
As of December 31, 2014, we owned an average 80% working interest in 747 gross (596 net) productive wells. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.
Acreage
The following table sets forth information as of December 31, 2014 relating to our leasehold acreage:

	Developed Acreage(1)		Undeveloped Acreage(2)		Total Acreage(3)
Basin	Gross(4)	Net(5)	Gross(4)	Net(5)	Gross(4)	Net(5)
Permian	68,368	52,844	37,934	32,525	106,302	85,369

(1)	Developed acres are acres spaced or assigned to productive wells and do not include undrilled acreage held by production under the terms of the lease.
(2)
Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.

(3)	Does not include Viper's mineral interests but does include 8,833 gross (6,654 net) leasehold acres that we own underlying our mineral interests.
(4)	A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.
(5)
A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped acreage expirations
Many of the leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production. The following table sets forth the gross and net undeveloped acreage, as of December 31, 2014, that will expire over the next five years unless production is established within the spacing units covering the acreage or the lease is renewed or extended under continuous drilling provisions prior to the primary term expiration dates.

	2015 (1)		2016		2017		2018		2019
Basin	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Permian	22,011	14,999	17,997	14,959	4,006	2,567	—	—	31	21

(1) In February 2015, leases for 19,779 gross (7,689 net) acres in Crockett County expired.

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

	Year Ended December 31,
	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net
Development:
Productive	40	31	52	43	44	28
Dry	—	—	—	—	—	—
Exploratory:
Productive	53	43	31	26	14	7
Dry	—	—	—	—	—	—
Total:
Productive	93	74	83	69	58	35
Dry	—	—	—	—	—	—
As of December 31, 2014, we had 40 gross (33 net) wells in the process of drilling, completing or dewatering or shut in awaiting infrastructure that are not reflected in the above table.
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
Marketing and Customers
We typically sell production to a relatively small number of customers, as is customary in the exploration, development and production business. For the year ended December 31, 2014, two purchasers accounted for more than 10% of our revenue: Shell Trading (US) Company (64%); and Enterprise Crude Oil LLC (16%). For the year ended December 31, 2013, two purchasers accounted for more than 10% of our revenue: Plains Marketing, L.P. (37%); and Shell Trading (US) Company (37%). For the year ended December 31, 2012, three purchasers each accounted for more than 10% of our revenue: Plains Marketing, L.P. (53%); Occidental Energy Marketing, Inc. (16%); and Andrews Oil Buyers, Inc. (10%). No other customer accounted for more than 10% of our revenue during these periods. If a major customer decided to stop purchasing oil and natural gas from us, revenue could decline and our operating results and financial condition could be harmed. However, based on the current demand for oil and natural gas, and the availability of other purchasers, we believe that the loss of any one or all of our major purchasers would not have a material adverse effect on our financial condition and results of operations, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.
On May 24, 2012, we entered into an oil purchase agreement with Shell Trading (US) Company ("Shell Trading"), in which we agreed to sell specified quantities of oil to Shell Trading upon completion of the reversal of the Magellan Longhorn pipeline and its conversion for oil shipment, which occurred on October 1, 2013. Our agreement with Shell Trading has an initial term of five years from the completion date. The agreement may also be terminated by Shell Trading by written notice to us in the event that Shell Trading’s contract for transportation on the pipeline is terminated. Our maximum delivery obligation under this agreement is 8,000 gross barrels per day. We have a one-time right to elect to decrease the contract quantity by not more than 20% of the then-current quantity, which decreased contract quantity will be effective for the remainder of the term of the agreement. Shell Trading has agreed to pay to us the price per barrel of oil based on the arithmetic average of the daily settlement price for “Light Sweet Crude Oil” Prompt Month future contracts reported by the New York Mercantile Exchange over the one-

month period, as adjusted based on adjustment formulas specified in the agreement. If we fail to deliver the required quantities of oil under the agreement during any three-month period following the service commencement date, we have agreed to pay Shell Trading a deficiency payment, which is calculated by multiplying (i) the volume of oil that we failed to deliver as required under the agreement during such period by (ii) Magellan’s Longhorn Spot tariff rate in effect for transportation from Crane, Texas to the Houston Ship Channel for the period of time for which such deficiency volume is calculated.
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
Transportation
During the initial development of our fields we evaluate all gathering and delivery infrastructure in the areas of our production. Our oil is transported from the wellhead to our tank batteries by our gathering systems. The oil is then transported by the purchaser by truck to a tank farm where it is further transported by pipeline. Our natural gas is generally transported from the wellhead to the purchaser’s pipeline interconnection point through our gathering system.
During the fourth quarter of 2012, we completed construction of a gas gathering system that transports our gas stream to a sour gas pipeline, thereby eliminating the processing and treating expense. In 2014, we moved approximately 71% of our produced water by pipeline directly into commercial salt water disposal wells, rather than by truck, thereby further reducing one of the largest components of lease operating expense, or LOE. In the second quarter of 2014, we completed construction of an oil gathering pipeline which reduces the costs associated with hauling the oil to be sold by truck by approximately $2.00 per barrel. We believe that the completion of gathering systems, the connection to salt water disposal wells and other actions will help us to reduce our lease operating expense in future periods.
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
Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” the Safe Drinking Water Act, the Oil Pollution Act, or OPA, and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. These laws and regulations also prohibit certain activity in wetlands unless authorized by a permit issued by the U.S. Army Corps of Engineers. The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges. In addition, on October 20, 2011, the EPA announced a schedule to develop pre-treatment standards for wastewater discharges produced by natural gas extraction from underground coalbed and shale formations. The EPA stated that it will gather data, consult with stakeholders, including ongoing consultation with industry, and solicit public comment on a proposed rule for shale gas in early 2015. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions.
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
Air Emissions. The federal Clean Air Act, as amended, and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. For example, on August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new emission controls for oil and natural gas production and processing operations, which regulations are discussed in more detail below in “-Regulation of Hydraulic Fracturing.” These laws and regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. We believe that we are in substantial compliance with all applicable air emissions regulations and that we hold all necessary and valid construction and operating permits for our operations. Obtaining or renewing permits has the potential to delay the development of oil and natural gas projects.
Climate Change. In December 2009, the EPA issued an Endangerment Finding that determined that emissions of carbon dioxide, methane and other greenhouse gases, or GHGs, present an endangerment to public health and the environment because, according to the EPA, emissions of such gases contribute to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allowed the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. Subsequently, the EPA adopted two sets of related rules, one of which purports to regulate emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources of emissions such as power plants or industrial facilities. In response to its endangerment finding, the EPA adopted two sets of rules regarding possible future regulation of GHG emissions under the Clean Air Act. The motor vehicle rule, which became effective in January 2011, purports to limit emissions of GHGs from motor vehicles. The EPA adopted the stationary source rule, which we refer to as the tailoring rule, in May 2010, and it also became effective January 2011. The tailoring rule established new GHG emissions thresholds that determine when stationary sources must obtain permits under the Prevention of Significant Deterioration, or PSD, and Title V programs of the Clean Air Act. On June 23, 2014, in Utility Air Regulatory Group v. EPA, which we refer to as UARG v. EPA, the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD and Title V programs. On December 19, 2014, the EPA issued two memoranda providing initial guidance on GHG permitting requirements in response to the Court’s decision in UARG v. EPA. In its preliminary guidance, the EPA indicates it will undertake a rulemaking action no later than December 31, 2015 to rescind any PSD permits issued under the portions of the tailoring rule that were vacated by the Court. In the interim, the EPA issued a narrowly crafted “no action assurance” indicating it will exercise its enforcement discretion not to pursue enforcement of the terms and conditions relating to GHGs in an EPA-issued PSD permit, and for related terms and conditions in a Title V permit. Additionally, in September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., including natural gas liquids fractionators and local natural gas/distribution companies, beginning in 2011 for emissions occurring in 2010.
The EPA has continued to adopt GHG regulations applicable to other industries, such as the September 2013 proposed GHG rule that, if finalized, would set new source performance standards for new coal-fired and natural-gas fired power plants, which could have an adverse effect on our financial condition and results of operations. As a result of this continued regulatory focus, future GHG regulations of the oil and gas industry remain a possibility. In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Although the U.S. Congress has not adopted such legislation at this time, it may do so in the future and many states continue to pursue regulations to reduce greenhouse gas emissions. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances corresponding with their annual emissions of GHGs. The number of allowances available for purchase is reduced each year until the overall GHG emission reduction goal is achieved. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly.
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
Regulation of Hydraulic Fracturing
Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The federal Safe Drinking Water Act, or SDWA, regulates the underground injection of substances through the Underground Injection Control, or UIC, program. Hydraulic fracturing generally is exempt from regulation under the UIC program, and the hydraulic fracturing process is typically regulated by state oil and gas commissions. The EPA, however, has recently taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the UIC program, specifically as “Class II” UIC wells. In addition, on May 9, 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking comment on the development of regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. The public comment period ended on September 18, 2014. Also, the EPA is updating chloride water quality criteria for the protection of aquatic life under the Clean Water Act, which criteria are used by states for establishing acceptable discharge limits. The EPA is expected to release draft criteria in early 2016. Moreover, the EPA announced in October 2011, that it was launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards in early 2015 that such wastewater must meet before being transported to a treatment plant. As part of these studies, the EPA has requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise.
Legislation to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress.
On August 16, 2012, the EPA approved final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance Standards, or the NSP standards, to address emissions of sulfur dioxide and volatile organic compounds, or VOCs, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rule seeks to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. These rules will require a number of modifications to our operations, including the installation of new equipment to control emissions from our wells by January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. The EPA intends to issue revised rules that are likely responsive to some of these requests. For example, on April 12, 2013, the EPA published a proposed amendment extending compliance dates for certain storage vessels. Also, on December 19, 2014, the EPA released final updates and clarifications to the NSP standards. In addition, on January 14, 2015, the EPA announced a series of steps it plans to take to address methane and smog-forming VOC emissions from the oil and gas industry. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty. In addition, the U.S. Department of the Interior, or the DOI, published a revised proposed rule on May 24, 2013, that would update existing regulation for hydraulic fracturing activities on federal lands, including requirements for disclosure, well bore integrity and handling of flowback water. The DOI announced its intent to finalize the rule in 2014, however, the final rule remains pending.
In addition, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. These ongoing or proposed studies, depending on their degree of pursuit and whether any meaningful results are obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory authorities. The EPA is currently evaluating the potential impacts of hydraulic fracturing on drinking water resources, with results of the study anticipated to be available March 2015. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. The U.S. Department of Energy has conducted an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic-fracturing completion methods. Additionally, certain members of Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources, the SEC to investigate the natural-gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shale formations by means of hydraulic fracturing, and the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates.
Several states, including Texas, and local jurisdictions, have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. The Texas Legislature adopted new legislation requiring oil and gas operators to publicly disclose the chemicals used in the hydraulic fracturing process, effective as of September 1, 2011. The Texas Railroad Commission, or RRC, has adopted rules and regulations implementing this legislation that apply to all wells for which the RRC issues an initial drilling permit after February 1, 2012. The new law requires that the well operator disclose the list of chemical ingredients subject to the requirements of the federal Occupational Safety and Health Act (OSHA) for disclosure on an internet website and also file the list of chemicals with the RRC with the well completion report. The total volume of water used to hydraulically fracture a well must also be disclosed to the public and filed with the RRC. Additionally, on October 28, 2014, the RRC adopted disposal well rule amendments designed, among other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed new disposal well. The disposal well rule amendments also clarify the RRC’s authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The disposal well rule amendments became effective November 17, 2014. Also, in May 2013, the RRC adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. The new rules took effect in January 2014.
There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic fracturing practices. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is further regulated at the federal, state or local level, our fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such legislative changes could cause us to incur substantial compliance costs, and compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal, state or local laws governing hydraulic fracturing.
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
Operational Hazards and Insurance
The oil and natural gas industry involves a variety of operating risks, including the risk of fire, explosions, blow outs, pipe failures and, in some cases, abnormally high pressure formations which could lead to environmental hazards such as oil spills, natural gas leaks and the discharge of toxic gases. If any of these should occur, we could incur legal defense costs and could be required to pay amounts due to injury, loss of life, damage or destruction to property, natural resources and equipment, pollution or environmental damage, regulatory investigation and penalties and suspension of operations.
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

Employees
As of December 31, 2014, we had approximately 114 full time employees. None of our employees are represented by labor unions or covered by any collective bargaining agreements. We also hire independent contractors and consultants involved in land, technical, regulatory and other disciplines to assist our full time employees.
Facilities
Our corporate headquarters is located in Midland, Texas. We also lease additional office space in Midland and in Oklahoma City, Oklahoma. We believe that our facilities are adequate for our current operations.
Availability of Company Reports
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Investor Relations page of our website at www.diamondbackenergy.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

ITEM 1A. RISK FACTORS
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
The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration for and development, production and acquisition of oil and natural gas reserves. In 2014, our total capital expenditures, including expenditures for leasehold acquisitions, drilling and infrastructure, were approximately $1,403.4 million. Our 2015 capital budget for drilling, completion and infrastructure, including investments in water disposal infrastructure and gathering line projects, is currently estimated to be approximately $400.0 million to $450.0 million, representing a decrease of 6% over our 2014 capital budget. Since completing our initial public offering in October 2012, we have financed capital expenditures primarily with borrowings under our revolving credit facility, cash generated by operations and the net proceeds from public offerings of our common stock and the senior notes.
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
We cannot assure you that our operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. Further, our actual capital expenditures in 2015 could exceed our capital expenditure budget. In the event our capital expenditure requirements at any time are greater than the amount of capital we have available, we could be required to seek additional sources of capital, which may include traditional reserve base borrowings, debt financing, joint venture partnerships, production payment financings, sales of assets, offerings of debt or equity securities or other means. We cannot assure you that we will be able to obtain debt or equity financing on terms favorable to us, or at all.
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
Our analysis of the acreage subject to our September 2014 acquisition and our Martin County acquisitions completed in February 2014 was based in part on information provided to us by the sellers and the limited representations, warranties and indemnifications of the sellers contained in the purchase agreements, which may prove to be incorrect, resulting in our not realizing the expected benefits of the acquisition.
Our analysis of the acreage subject to our September 2014 acquisition and our Martin County acquisitions completed in February 2014, including our estimates of the associated proved reserves, was based in part on information provided to us by the sellers, including historical production data.  Our independent reserve engineers have not reviewed, nor have they provided any estimates with respect to, the assets subject to the pending acquisition. As a result, the assumptions on which our internal estimates of proved reserves and horizontal drilling locations included in or incorporated by reference into this prospectus supplement have been based may prove to be incorrect in a number of material ways, resulting in our not realizing our expected benefits of the acquisition.  In addition, the representations, warranties and indemnities of the sellers contained in the purchase agreements are limited and we may not have recourse against the sellers in the event that the acreage does not perform as expected.
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
Our project areas are in various stages of development, ranging from project areas with current drilling or production activity to project areas that consist of recently acquired leasehold acreage or that have limited drilling or production history. From inception through December 31, 2014, we drilled a total of 109 gross wells and participated in an additional four gross non-operated wells, of which 74 wells were completed as producing wells and 39 wells were in various stages of completion. If the wells in the process of being completed do not produce sufficient revenues to return a profit or if we drill dry holes in the future, our business may be materially affected.
Our identified potential drilling locations, which are part of our anticipated future drilling plans, are susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.
As of December 31, 2014, we had 2,185 gross (1646 net) identified potential horizontal drilling locations in multiple horizons on our acreage as well as 786 gross (746 net) identified potential vertical drilling locations on 40-acre spacing and an additional 1,084 gross (996 net) identified potential vertical drilling locations based on 20-acre downspacing. As of December 31, 2014, only 79 of our gross identified potential vertical drilling locations and 87 of our identified potential horizontal drilling locations were attributed to proved reserves. These drilling locations, including those without proved undeveloped reserves, represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, construction of infrastructure, inclement weather, regulatory changes and approvals, oil and natural gas prices, costs, drilling results and the availability of water. Further, our identified potential drilling locations are in various stages of evaluation, ranging from locations that are ready to drill to locations that will require substantial additional interpretation. In addition, we have identified 1,262 horizontal drilling locations in intervals in which we have drilled very few or no wells, which are necessarily more speculative and based on results from other operators whose acreage may not be consistent with ours. We cannot predict in advance of drilling and testing whether any particular drilling location will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable or whether wells drilled on 20-acre downspacing will produce at the same rates as those on 40-acre spacing. The use of technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in sufficient quantities to be economically viable. Even if sufficient amounts of oil or natural gas exist, we may damage the potentially productive hydrocarbon bearing formation or experience mechanical difficulties while drilling or completing the well, possibly resulting in a reduction in production from the well or abandonment of the well. If we drill additional wells that we identify as dry holes in our current and future drilling locations, our drilling success rate may decline and materially harm our business. While through December 31, 2014 we are the operator of or have participated in a total of 100 horizontal wells completed on our acreage, we cannot assure you that the analogies we draw from available data from these or other wells, more fully explored locations or producing fields will be applicable to our drilling locations. Further, initial production rates reported by us or other operators in the Permian Basin may not be indicative of future or long-term production rates. Because of these uncertainties, we do not know if the potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.
Our acreage must be drilled before lease expiration, generally within three to five years, in order to hold the acreage by production. In a highly competitive market for acreage, failure to drill sufficient wells to hold acreage may result in a substantial lease renewal cost or, if renewal is not feasible, loss of our lease and prospective drilling opportunities.
Leases on oil and natural gas properties typically have a term of three to five years, after which they expire unless, prior to expiration, production is established within the spacing units covering the undeveloped acres. As of December 31, 2014, we had leases representing 14,999 net acres expiring in 2015 (of which 7,689 net acres did expire in February 2015), 14,959 net acres expiring in 2016, 2,567 net acres expiring in 2017, no net acres expiring in 2018 and 21 net acres expiring in 2019. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. Any reduction in our current drilling program, either through a reduction in capital expenditures or the unavailability of drilling rigs, could result in the loss of acreage through lease expirations. In addition, in order to hold our current leases expiring in 2015 and 2016, we will need to operate at least a one-rig program. We cannot assure you that we will have the liquidity to deploy these rigs in this time frame, or that commodity prices will warrant operating such a drilling program. Any such losses of leases could materially and adversely affect the growth of our asset basis, cash flows and results of operations.

Market conditions for oil and natural gas, and particularly the recent decline in prices for oil and natural gas, could adversely affect our revenue, cash flows, profitability, growth, production and the present value of our estimated reserves.
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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. During the past six years, the posted price for West Texas intermediate light sweet crude oil, which we refer to as West Texas Intermediate or WTI, has ranged from a low of $34.03 per barrel, or Bbl, in February 2009 to a high of $113.39 per Bbl in April 2011. The Henry Hub spot market price of natural gas has ranged from a low of $1.82 per MMBtu in April 2012 to a high of $7.51 per MMBtu in January 2010. During 2014, WTI prices ranged from $53.27 to $106.91 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.89 to $6.15 per MMBtu. On January 20, 2015, the WTI posted price for crude oil was $48.96 per Bbl and the Henry Hub spot market price of natural gas was $3.13 per MMBtu, representing decreases of 54% and 49%, respectively, from the high of $106.91 per Bbl of oil and $6.15 per MMBtu for natural gas during 2014. If the prices of oil and natural gas continue at current levels or decline further, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in our reserves could also negatively impact the borrowing base under our revolving credit facility, which could further limit our liquidity and ability to conduct additional exploration and development activities.

We have entered into price swap derivatives and may in the future enter into forward sale contracts or additional price swap derivatives for a portion of our production. Although we have hedged a portion of our estimated 2015 production, we may still be adversely affected by continuing and prolonged declines in the price of oil.
We use price swap derivatives to reduce price volatility associated with certain of our oil sales. Under these swap contracts, we receive a fixed price per barrel of oil and pay a floating market price per barrel of oil to the counterparty based on New York Mercantile Exchange West Texas Intermediate pricing, Argus Louisiana light sweet pricing or Inter-Continental Exchange, or ICE, pricing for Brent crude oil. The fixed-price payment and the floating-price payment are offset, resulting in a net amount due to or from the counterparty. These contracts and any future economic hedging arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase.
As of December 31, 2014, we had crude oil swap contracts in place covering NYMEX West Texas Intermediate crude oil priced at a weighted average price of $84.10 for 1,825,000 aggregate Bbls for the production period January through December 2015. In addition, as of December 31, 2014, we had crude oil swap contracts in place covering Argus Louisiana light sweet crude oil priced at a weighted average price of $93.02 for 1,426,000 aggregate Bbls for the production period of January through December 2015. In addition, as of December 31, 2014, we also have crude oil swap contracts in place covering ICE Brent crude oil priced at a weighted average price of $88.78 for 640,000 aggregate Bbls for the production period of February through December 2015, and a price of $88.72 for 91,000 aggregate Bbls for the production period of January through February 2016. Currently, approximately 10,700 Bbl per day of our estimated 2015 production are hedged with a combination of Brent, WTI and LLS fixed price swaps at an average price of $88.14 per Bbl. We have not entered into any significant hedging transactions with respect to our anticipated 2016 production. To the extent that the price of oil remains at current levels or declines further, we will not be able to hedge future production at the same level as our current hedges, and our results of operations and financial condition would be negatively impacted.
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
In addition to credit risk related to receivables from commodity derivative contracts, our principal exposure to credit risk is through receivables from joint interest owners on properties we operate (approximately $50.9 million at December 31, 2014) and receivables from purchasers of our oil and natural gas production (approximately $47.1 million at December 31, 2014). Joint interest receivables arise from billing entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We are generally unable to control which co-owners participate in our wells.
We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. For the year ended December 31, 2014, two purchasers accounted for more than 10% of our revenue: Shell Trading (US) Company (64%) and Enterprise Crude Oil LLC (16%). For the year ended December 31, 2013, two purchasers accounted for more than 10% of our revenue: Plains Marketing, L.P. (37%) and Shell Trading (US) Company (37%). For the year ended December 31, 2012, three purchasers accounted for more than 10% of our revenue: Plains Marketing, L.P. (53%); Occidental Energy Marketing, Inc. (16%); and Andrews Oil Buyers, Inc. (10%). No other customer accounted for more than 10% of our revenue during these periods. This concentration of customers may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Current economic circumstances may further increase these risks. We do not require our customers to post collateral. The inability or failure of our significant customers or joint working interest owners to meet their obligations to us or their insolvency or liquidation may materially adversely affect our financial results.

Our method of accounting for investments in oil and natural gas properties may result in impairment of asset value.
We account for our oil and natural gas producing activities using the full cost method of accounting. Accordingly, all costs incurred in the acquisition, exploration and development of proved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs and annual lease rentals are capitalized. We also capitalize direct operating costs for services performed with internally owned drilling and well servicing equipment. All general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change. Income from services provided to working interest owners of properties in which we also own an interest, to the extent they exceed related costs incurred, are accounted for as reductions of capitalized costs of oil and natural gas properties. Depletion of evaluated oil and natural gas properties is computed on the units of production method, whereby capitalized costs plus estimated future development costs are amortized over total proved reserves. The average depletion rate per barrel equivalent unit of production was $23.79, $24.63 and $23.90 for the years ended December 31, 2014, 2013 and 2012, respectively. Depreciation, depletion and amortization expense for oil and natural gas properties for the years ended December 31, 2014, 2013 and 2012 was $168.7 million, $65.8 million and $25.8 million, respectively.
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
No impairment on proved oil and natural gas properties was recorded for the years ended December 31, 2014, 2013 and 2012. We may, however, experience ceiling test write downs in the future. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Method of accounting for oil and natural gas properties” for a more detailed description of our method of accounting.
Our estimated reserves and EURs are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.
Oil and natural gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels, ultimate recoveries and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates and the timing of development expenditures may be incorrect. Our historical estimates of proved reserves as of December 31, 2014, 2013 and 2012 (which include those attributable to Viper) are based on reports prepared by Ryder Scott, which conducted a well-by-well review of all our properties for the periods covered by its reserve reports using information provided by us. The EURs for our horizontal wells are based on management’s internal estimates. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing and production. Also, certain assumptions regarding future oil and natural gas prices, production levels and operating and development costs may prove incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of future net cash flows. A substantial portion of our reserve estimates are made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas that we ultimately recover being different from our reserve estimates.
The estimates of reserves as of December 31, 2014, 2013 and 2012 included in this report were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month periods December 31, 2014, 2013 and 2012, respectively, in accordance with the SEC guidelines applicable to reserve estimates for such periods. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for unproved undeveloped acreage. The reserve estimates represent our net revenue interest in our properties.

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
Approximately 41.1% of our total estimated proved reserves as of December 31, 2014, were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve reports of our independent petroleum engineers assume that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.
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
In addition to the geographic concentration of our producing properties described above, as of December 31, 2014, all of our proved reserves were attributable to the Wolfberry play. This concentration of assets within a small number of producing horizons exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.
We depend upon several significant purchasers for the sale of most of our oil and natural gas production. The loss of one or more of these purchasers could, among other factors, limit our access to suitable markets for the oil and natural gas we produce.
The availability of a ready market for any oil and/or natural gas we produce depends on numerous factors beyond the control of our management, including but not limited to the extent of domestic production and imports of oil, the proximity and capacity of natural gas pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of oil and natural gas production and federal regulation of natural gas sold in interstate commerce. In addition, we depend upon several significant purchasers for the sale of most of our oil and natural gas production. For the year ended December 31, 2014, two purchasers accounted for more than 10% of our revenue: Shell Trading (US) Company (64%) and Enterprise Crude Oil LLC (16%). For the year ended December 31, 2013, two purchasers accounted for more than 10% of our revenue: Plains Marketing, L.P. (37%) and Shell Trading (US) Company (37%). For the year ended December 31, 2012, three purchasers accounted for more than 10% of our revenue: Plains Marketing, L.P. (53%) Occidental Energy Marketing, Inc. (16%) and Andrews Oil Buyers, Inc. (10%). No other customer accounted for more than 10% of our revenue during these periods. We cannot assure you that we will continue to have ready access to suitable markets for our future oil and natural gas production.
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
Concerns over general economic, business or industry conditions may have a material adverse effect on our results of operations, liquidity and financial condition.
Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit, the European debt crisis and the United States financial market have contributed to increased economic uncertainty and diminished expectations for the global economy. In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy. These factors, combined with volatility in commodity prices, business and consumer confidence and unemployment rates, have precipitated an economic slowdown. Concerns about global economic growth have had a significant adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could diminish, which could impact the price at which we can sell our production, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our results of operations, liquidity and financial condition.

Our business is difficult to evaluate because we have a limited operating history.
Diamondback Energy, Inc. was incorporated in Delaware on December 30, 2011. Prior to October 11, 2012, all of our historical oil and natural gas assets, operations and results described in this report were those of Windsor Permian LLC, or Windsor Permian, and Windsor UT LLC, or Windsor UT, which, prior to our initial public offering, were entities controlled by our equity sponsor, Wexford Capital LP, or Wexford. Immediately prior to the effectiveness of the registration statement relating to our initial public offering, Windsor Permian became our wholly-owned subsidiary and we acquired the oil and natural gas assets of Gulfport Energy Corporation, or Gulfport, located in the Permian Basin in exchange for shares of our common stock and a promissory note in a transaction we refer to as the Gulfport transaction. The oil and natural gas properties described in this report have been acquired by Windsor Permian, Gulfport and Windsor UT since December 2007. As a result, there is only limited historical financial and operating information available upon which to base your evaluation of our performance.
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

Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The federal Safe Drinking Water Act, or SDWA, regulates the underground injection of substances through the Underground Injection Control, or UIC, program. Hydraulic fracturing is generally exempt from regulation under the UIC program, and the hydraulic fracturing process is typically regulated by state oil and natural gas commissions. The Environmental Protection Agency, or EPA, however, has recently taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the UIC program, specifically as “Class II” UIC wells. In addition, on May 9, 2014, the EPA issued an Advanced Notice of Proposed Rulemaking seeking comment on the development of regulations under the Toxic Substances Control Act to require companies to disclose information regarding the chemicals used in hydraulic fracturing. The public comment period ended on September 18, 2014. Also, the EPA is updating chloride water quality criteria for the protection of aquatic life under the Clean Water Act, which criteria are used by states for establishing acceptable discharge limits. The EPA is expected to release draft criteria in early 2016. Moreover, the EPA announced on October 20, 2011, that it is launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards in early 2015 that such wastewater must meet before being transported to a treatment plant. Hydraulic fracturing stimulation requires the use of a significant volume of water with some resulting “flowback,” as well as “produced water.” If adopted, the new pretreatment rules will require operators to pretreat wastewater before transferring it to a treatment facility that discharges to surface water. As part of these studies, the EPA has requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise.
Legislation to amend the SDWA to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress.
On August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, or VOCs, and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rule seeks to achieve a 95% reduction in VOCs emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. These rules will require a number of modifications to our operations, including the installation of new equipment to control emissions from our wells by January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. The EPA intends to issue revised rules that are likely responsive to some of these requests. For example, on September 23, 2013, the EPA published an amendment extending compliance dates for certain storage vessels. Also, on December 19, 2014, the EPA released final updates and clarifications to the NSP standards. In addition, on January 14, 2015, the EPA announced a series of steps it plans to take to address methane and smog-forming VOC emissions from the oil and gas industry. At this point, we cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty. In addition, the U.S. Department of the Interior published a revised proposed rule on May 24, 2013 that would update existing regulation of hydraulic fracturing activities on federal lands, including requirements for disclosure, well bore integrity and handling of flowback water. The DOI announced its intent to finalize the rule in 2014, however the final rule remains pending.
These ongoing or proposed studies, depending on their degree of pursuit and whether any meaningful results are obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory authorities. The EPA is currently evaluating the potential impacts of hydraulic fracturing on drinking water resources, with results of the study anticipated to be available March 2015. The White House Council on Environmental Quality is conducting an administration-wide review of hydraulic fracturing practices. The U.S. Department of Energy has conducted an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic-fracturing completion methods. Additionally, certain members of Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources, the SEC to investigate the natural gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shale formations by means of hydraulic fracturing, and the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates.

Several states, including Texas, and local jurisdictions, have adopted or are considering adopting regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. The RRC adopted rules and regulations requiring that well operators disclose the list of chemical ingredients subject to the requirements of federal Occupational Safety and Health Act, or OSHA, to state regulators and on a public internet website. Additionally, on October 28, 2014, the RRC adopted disposal well rule amendments designed, amongst other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed new disposal well. The disposal well rule amendments also clarify the RRC’s authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The disposal well rule amendments became effective November 17, 2014. Also, in May 2013, the RRC adopted new rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. The new rules took effect in January 2014. We use hydraulic fracturing extensively in connection with the development and production of certain of our oil and natural gas properties and any increased federal, state, local, foreign or international regulation of hydraulic fracturing could reduce the volumes of oil and natural gas that we can economically recover, which could materially and adversely affect our revenues and results of operations.
There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic fracturing practices. If new laws or regulations are adopted that significantly restrict hydraulic fracturing, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is further regulated at the federal, state or local level, our fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such legislative changes could cause us to incur substantial compliance costs, and compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal, state or local laws governing hydraulic fracturing.
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
The adoption of derivatives legislation by the U.S. Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business. The U.S. Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (HR 4173), or Dodd-Frank Act, which, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The legislation was signed into law by the President on July 21, 2010. In its rulemaking under the legislation, the Commodities Futures Trading Commission, or CFTC, has issued a final rule on position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents (with exemptions for certain bona fide hedging transactions). The CFTC’s final rule was set aside by the U.S. District Court for the District of Columbia on September 28, 2012 and remanded to the CFTC to resolve ambiguity as to whether statutory requirements for such limits to be determined necessary and appropriate were satisfied. As a result, the rule has not yet taken effect, although the CFTC has indicated that it intends to appeal the court’s decision and that it believes the Dodd-Frank Act requires it to impose position limits. The impact of such regulations upon our business is not yet clear. Certain of our hedging and trading activities and those of our counterparties may be subject to the position limits, which may reduce our ability to enter into hedging transactions.
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
Certain federal income tax deductions currently available with respect to natural gas and oil exploration and development may be eliminated, and additional state taxes on natural gas extraction may be imposed, as a result of future legislation.
From time to time, legislative proposals are made that would, if enacted, make significant changes to U.S. tax laws. These proposed changes have included, but are not limited to, (i) eliminating the immediate deduction for intangible drilling and development costs, (ii) eliminating the deduction from income for domestic production activities relating to oil and natural gas exploration and development, (iii) the repeal of the percentage depletion allowance for oil and natural gas properties; (iv) an extension of the amortization period for certain geological and geophysical expenditures and (v) implementing certain international tax reforms.
These proposed changes in the U.S. tax law, if adopted, or other similar changes that reduce or eliminate deductions currently available with respect to natural gas and oil exploration and development, could adversely affect our business, financial condition, results of operations and cash flows.
The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the oil and natural gas we produce.
In December 2009, the EPA issued an Endangerment Finding that determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because, according to the EPA, emissions of such gases contribute to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allowed the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. Subsequently, the EPA adopted two sets of related rules, one of which purports to regulate emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources of emissions such as power plants or industrial facilities. In response to its endangerment finding, the EPA adopted two sets of rules regarding possible future regulation of GHG emissions under the Clean Air Act. The motor vehicle rule, which became effective in January 2011, purports to limit emissions of GHGs from motor vehicles. The EPA adopted the stationary source rule, also known as the tailoring rule, in May 2010, and it also became effective January 2011. The tailoring rule established new GHG emissions thresholds that determine when stationary sources must obtain permits under the PSD and Title V programs of the Clean Air Act. On June 23, 2014, in UARG v. EPA, the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD and Title V programs. On December 19, 2014, the EPA issued two memoranda providing initial guidance on GHG permitting requirements in response to the Court’s decision in UARG v. EPA. In its preliminary guidance, the EPA indicates it will undertake a rulemaking action no later than December 31, 2015 to rescind any PSD permits issued under the portions of the tailoring rule that were vacated by the Court. In the interim, the EPA issued a narrowly crafted “no action assurance” indicating it will exercise its enforcement discretion not to pursue enforcement of the terms and conditions relating to GHGs in an EPA-issued PSD permit, and for related terms and conditions in a Title V permit. Additionally, in September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., including natural gas liquids fractionators and local natural gas/distribution companies, beginning in 2011 for emissions occurring in 2010.
In addition, in August 2012, the EPA established new source performance standards for volatile organic compounds and sulfur dioxide and an air toxic standard for oil and natural gas production, transmission, and storage. The rules include the first federal air standards for natural gas wells that are hydraulically fractured, or refractured, as well as requirements for several other sources, such as storage tanks and other equipment, and limits methane emissions from these sources in an effort to reduce GHG emissions.
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
Prior to October 11, 2012, Wexford beneficially owned 100% of our equity interests. Upon completion of our initial public offering, Wexford beneficially owned approximately 44.4% of our common stock. As a result of the issuance of additional shares of common stock by us and sales of our common stock by affiliates of Wexford, as of February 3, 2015, Wexford beneficially owned approximately 5.1% of our common stock. Further, the Chairman of our Board of Directors is an affiliate of Wexford. We believe that Wexford’s continuing ownership interest in us provides Wexford with an economic incentive to assist us to be successful. Wexford is not subject to any obligation to maintain its ownership interest in us and may elect at any time thereafter to sell all or a substantial portion of, or otherwise reduce, its remaining ownership interest in us. If Wexford sells all or a substantial portion of its ownership interest in us, Wexford may have less incentive to assist in our success and its affiliate(s) that serve as members of our board of directors may resign. Such actions could adversely affect our ability to successfully implement our business strategies which could adversely affect our cash flows or results of operations. We also receive certain services, including drilling services from entities controlled by Wexford. These service contracts may generally be terminated on 30 days' notice. In the event Wexford further reduces its ownership or ceases to own an equity interest in us, such services may not be available to us on terms acceptable to us, if at all.
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
We are subject to certain requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to comply with the requirements of Section 404 or if we or our auditors identify and report material weaknesses in internal control over financial reporting, our investors may lose confidence in our reported information and our stock price may be negatively affected.
As of December 31, 2013, we were required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act. Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. This section also requires that our independent registered public accounting firm opine on those internal controls. During the course of our integration of our internal controls over financial reporting, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.
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
We recorded stock-based compensation expense in 2014, 2013 and 2012, and we may incur substantial additional compensation expense related to our future grants of stock compensation which may have a material negative impact on our operating results for the foreseeable future.
As a result of outstanding stock-based compensation awards, for the years ended December 31, 2014, 2013 and 2012 we incurred $14.3 million, $4.0 million and $6.3 million, respectively, of stock based compensation expense, of which we capitalized $4.4 million, $1.0 million and $2.5 million respectively, pursuant to the full cost method of accounting for oil and natural gas properties. In addition, our compensation expenses may increase in the future as compared to our historical expenses because of the costs associated with our existing and possible future incentive plans. These additional expenses could adversely affect our net income. The future expense will be dependent upon the number of share-based awards issued and the fair value of the options or shares of common stock at the date of the grant; however, they may be significant. We will recognize expenses for restricted stock awards and stock options generally over the vesting period of awards made to recipients.
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
As of December 31, 2014, we had total long-term debt of $673.5 million, including $450.0 million outstanding under the senior notes, and we had unused borrowing base availability of $276.5 million under our revolving credit facility. As of December 31, 2014, Viper, one of our subsidiaries, had no borrowings, and $110.0 million available for borrowing, under its revolving credit facility. We may in the future incur significant additional indebtedness under our revolving credit facility or otherwise in order to make acquisitions, to develop our properties or for other purposes. Our level of indebtedness could have important consequences to you and affect our operations in several ways, including the following:

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
In connection with the closing of Viper’s initial public offering on June 23, 2014, we entered into an amendment to our revolving credit facility, which modified certain provisions of our revolving credit facility to allow us, among other things, to designate one or more of our subsidiaries as “unrestricted subsidiaries” that are not subject to certain restrictions contained in the revolving credit facility. Under the amended revolving credit facility, we designated Viper, the general partner and Viper’s subsidiary as unrestricted subsidiaries, and upon such designation, they were automatically released from any and all obligations under the amended revolving credit facility, including the related guaranty, and all liens on the assets of, and the equity interests in, Viper, the general partner and Viper’s subsidiary under the amended revolving credit facility were automatically released. Further, in connection with the closing of Viper’s initial public offering, we designated Viper, the general partner and Viper’s subsidiary as unrestricted subsidiaries under the indenture governing the senior notes and upon such designation, Viper Energy Partners LLC, which was a guarantor under the indenture governing the senior notes prior to such designation, was released as a guarantor under the indenture governing the senior notes.
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
Availability under our revolving credit facility is currently subject to a borrowing base of $750.0 million, of which we have elected a commitment amount of $500.0 million. The borrowing base is subject to scheduled semiannual and other elective collateral borrowing base redeterminations based on our oil and natural gas reserves and other factors. As of December 31, 2014, we had outstanding borrowings of $223.5 million which bore a weighted average interest rate of 1.67%. We intend to continue borrowing under our revolving credit facility in the future. Any significant reduction in our borrowing base as a result of such borrowing base redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations and, as a result, may have a material adverse effect on our financial position, results of operation and cash flow. Further if, the outstanding borrowings under our revolving credit facility were to exceed the borrowing base as a result of any such redetermination, we would be required to repay the excess. We may not have sufficient funds to make such repayments. If we do not have sufficient funds and we are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our revolving credit facility and the indenture governing the senior notes restrict, but in each case do not completely prohibit, us from doing so. As of December 31, 2014, our borrowing base under our revolving credit facility was set at $750.0 million, of which we have elected a commitment amount of $500.0 million and we had outstanding borrowings of $223.5 million under this facility. As of December 31, 2014, Viper had no borrowings, and $110.0 million available for borrowing, under its revolving credit facility. In addition, the indenture governing the senior notes allows us to issue additional notes under certain circumstances which will also be guaranteed by the guarantors. The indenture governing the senior notes also allows us to incur certain other additional secured debt and allows us to have subsidiaries that do not guarantee the senior notes and which may incur additional debt, which would be structurally senior to the senior notes. In addition, the indenture governing the senior notes does not prevent us from incurring other liabilities that do not constitute indebtedness. If we or a guarantor incur any additional indebtedness that ranks equally with the senior notes (or with the guarantees thereof), including additional unsecured indebtedness or trade payables, the holders of that indebtedness will be entitled to share ratably with holders of the senior notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us or a guarantor. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
Borrowings under our and Viper's revolving credit facilities expose us to interest rate risk.
Our earnings are exposed to interest rate risk associated with borrowings under our revolving credit facility. The terms of our revolving credit facility provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.5% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. As of December 31, 2014, we had $223.5 million in borrowings outstanding under our revolving credit facility. Our weighted-average interest rate on borrowings from our revolving credit facility was 1.67% during the year ended December 31, 2014. Viper’s weighted average interest rate on borrowings from its revolving credit facility was 0.45% during the year ended December 31, 2014. As of December 31, 2014, Viper, one of our subsidiaries, had no borrowings, and $110.0 million available for borrowing, under its revolving credit facility. If interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.
Risks Related to Our Common Stock
One of our stockholders continues to own a significant percentage of our common stock, and its interests may conflict with those of our other stockholders.
As of February 3, 2015, Wexford beneficially owned approximately 5.1% of our common stock. In addition, an individual affiliated with Wexford serves as the Chairman of our Board of Directors. As a result, Wexford may be able to exercise influence over matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. The interests of Wexford with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities and attempts to acquire us, may conflict with the interests of our other stockholders.
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
We have engaged in transactions and expect to continue to engage in transactions with affiliated companies. These transactions include, among others, drilling services provided to us by Bison Drilling and Field Services, LLC, or Bison, real property leased by us from Fasken Midland, LLC, hydraulic fracturing sand purchased by us from Muskie Proppant LLC, or Muskie, and gas purchased from us by Coronado Midstream LLC under the gas purchase agreement with us. Each of these entities is either controlled by or affiliated with Wexford, and the resolution of any conflicts that may arise in connection with such related party transactions, including pricing, duration or other terms of service, may not always be in our or our stockholders’ best interests because Wexford may have the ability to influence the outcome of these conflicts. For a discussion of potential conflicts, see “—Risks Related to our Common Stock—One of our stockholders continues to own a significant percentage of our common stock, and its interests may conflict with those of our other stockholders.”
We incur increased costs as a result of being a public company, which may significantly affect our financial condition.
We completed our initial public offering in October 2012. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We also incur costs associated with our public company reporting requirements and with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the Financial Industry Regulatory Authority. These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.
Since the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2013, we ceased to be an “emerging growth company” as of December 31, 2013 and, as a result, expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not “emerging growth companies,” including Section 404 of the Sarbanes-Oxley Act. See “—Risks Related to the Oil and Natural Gas Industry and Our Business—We are subject to certain requirements of Section 404 of the Sarbanes-Oxley Act. If we fail to comply with the requirements of Section 404 or if we or our auditors identify and report material weaknesses in internal control over financial reporting, our investors may lose confidence in our reported information and our stock price may be negatively affected.”
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
ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock
Our common stock is listed on the NASDAQ Global Select Market under the symbol “FANG”.

The following table sets forth the range of high and low sales prices of our common stock for the periods presented:

	High	Low
2014:
1st Quarter	$70.99	$44.02
2nd Quarter	$93.33	$64.05
3rd Quarter	$90.48	$70.66
4th Quarter	$76.94	$51.69
2013:
1st Quarter	$27.21	$18.60
2nd Quarter	$35.91	$23.83
3rd Quarter	$47.22	$33.42
4th Quarter	$58.71	$42.18
2012:
4th Quarter (1)	$19.89	$15.65

(1) Represents the period from October 12, 2012, the date on which our common stock began trading on the NASDAQ Global Select Market, through December 31, 2012.

Holders of Record
There were 11 holders of record of our common stock on February 18, 2015.

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

Recent Sales of Unregistered Securities
On December 17, 2014, we issued 63,786 shares of our common stock to Wexford for certain services provided by Wexford to us under the advisory services agreement, dated October 11, 2012, between us and Wexford. The shares of our common stock described herein were issued in reliance upon the exemption from the registration requirements provided by Section 4(2) of the Securities Act as sales by an issuer not involving any public offering.

Repurchases of Equity Securities
None.

ITEM 6. SELECTED FINANCIAL DATA

This section presents our selected historical combined consolidated financial data. The selected historical combined consolidated financial data presented below is not intended to replace our historical consolidated financial statements. You should read the following data along with “Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations” and the combined consolidated financial statements and related notes, each of which is included elsewhere in this Annual Report on Form 10-K.
Presented below is our historical financial data for the periods and as of the dates indicated. The historical financial data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 are derived from our audited combined consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The historical financial data for the years ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2012, 2011 and 2010 are derived from our audited financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012(1)	2011(2)	2010(2)
Statements of Operations Data:
Total revenues	$495,718	$208,002	$74,962	$49,366	$27,253
Total costs and expenses	283,048	112,808	57,655	34,219	18,072
Income from operations	212,670	95,194	17,307	15,147	9,181
Other income (expense)	92,286	(8,853)	1,075	(15,533)	(950)
Income (loss) before income taxes	304,956	86,341	18,382	(386)	8,231
Provision for income taxes	108,985	31,754	54,903	—	—
Net income (loss)	195,971	54,587	(36,521)	(386)	8,231
Less: Net income attributable to noncontrolling interest	2,216	—	—	—	—
Net income (loss) attributable to Diamondback Energy, Inc.	193,755	54,587	(36,521)	(386)	8,231
Earnings per common share
Basic	$3.67	$1.30
Diluted	$3.64	$1.29
Weighted average common shares outstanding
Basic	52,826	42,015
Diluted	53,297	42,255
Pro forma information(3)
Income (loss) before income taxes, as reported			$18,382	$(386)	$8,231
Pro forma provision for income taxes			6,553	—	—
Pro forma net income (loss)			$11,829	$(386)	$8,231
Pro forma earnings per common share(4)
Basic			$0.60
Diluted			$0.60

	As of December 31,
(In thousands)	2014	2013	2012(1)	2011(2)	2010(2)
Balance Sheet Data:
Cash and cash equivalents	$30,183	$15,555	$26,358	$6,959	$4,119
Net property and equipment	2,791,807	1,446,337	554,242	221,149	155,611
Total assets	3,095,481	1,521,614	606,701	263,578	181,315
Current liabilities	266,729	121,320	79,232	42,298	19,070
Long-term debt	673,500	460,000	193	85,000	44,767
Total Stockholders’/ Members’ equity(5)	1,751,011	845,541	462,068	129,037	115,362
Total equity	1,985,213

	Year Ended December 31,
(In thousands)	2014	2013	2012(1)	2011(2)	2010(2)
Other Financial Data:
Net cash provided by operating activities	$356,389	$155,777	$49,692	$30,998	$5,192
Net cash used in investing activities	(1,481,997)	(940,140)	(183,078)	(81,108)	(55,236)
Net cash provided by financing activities	1,140,236	773,560	152,785	52,950	51,733

	Year Ended December 31,
(In thousands)	2014	2013	2012(1)	2011(2)	2010(2)
Adjusted EBITDA(6)	$392,220	$164,822	$48,223	$31,758	$17,398

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

(3)
Diamondback was formed as a holding company on December 30, 2011, and did not conduct any material business operations until October 11, 2012 when Diamondback merged with its parent entity, Diamondback Energy LLC, with Diamondback continuing as the surviving entity. Diamondback is a subchapter C corporation under the Internal Revenue Code and is subject to income taxes. The Company computed a pro forma income tax provision for 2012 as if the Company and the Predecessors were subject to income taxes since December 31, 2011. For 2011 and 2010 comparative purposes, we have included pro forma financial data to give effect to income taxes assuming the earnings of the Company and the Predecessors had been subject to federal income tax as a subchapter C corporation since inception. If the earnings of the Company and the Predecessors had been subject to federal income tax as a subchapter C corporation since inception, we would have incurred net operating losses for income tax purposes in each period. We would have been in a net deferred tax asset, or DTA, position as a result of such tax losses and would have recorded a valuation allowance to reduce each period’s DTA balance to zero. A valuation allowance to reduce each period’s DTA would have resulted in an equal and offsetting credit for the respective expenses or an equal and offsetting debit for the respected benefits for income taxes, with the resulting tax expenses for each 2011 and 2010 of zero. The unaudited pro forma data is presented for informational purposes only, and does not purport to project our results of operations for any future period or our financial position as of any future date. The pro forma tax provision has been calculated at a rate based upon a federal corporate level tax rate and a state tax rate, net of federal benefit, incorporating permanent differences. See Note 2 to our combined consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

(5)
For the year ended December 31, 2014, total stockholders’ equity excludes $234.2 million of noncontrolling interest related to Viper Energy Partners LP. There was no equity related to noncontrolling interest for the years ended December 31, 2013, 2012, 2011 and 2010.

(6)	Adjusted EBITDA is a supplemental non-GAAP financial measure. For a definition of Adjusted EBITDA to net income (loss) see “—Non-GAAP financial measures and reconciliations” below.

Non-GAAP financial measures and reconciliations

Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Adjusted EBITDA as net income (loss) plus change in the fair value of open non-hedge derivative instruments, net, (gain) loss on settlement of non-hedge derivative instruments, net, interest expense, depreciation, depletion and amortization, non-cash stock-based compensation, capitalized stock-based compensation expense, asset retirement obligation accretion expense and income tax provision. Adjusted EBITDA is not a measure of net income (loss) as determined by United States’ generally accepted accounting principles, or GAAP. Management believes Adjusted EBITDA is useful because it allows it to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We add the items listed above to net income (loss) in arriving at Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measure of other companies or to such measure in our revolving credit facility or any of our other contracts.

The following presents a reconciliation of the non-GAAP financial measure of Adjusted EBITDA to the GAAP financial measure of net income (loss).

	Year Ended December 31,
(In thousands)	2014	2013	2012	2011	2010
Net income (loss):	$195,971	$54,587	$(36,521)	$(386)	$8,231
Change in the fair value of open non-hedge derivative instruments, net	(117,109)	(5,346)	(8,057)	12,972	—
(Gain) loss on settlement of non-hedge derivative instruments, net	(10,430)	7,218	5,440	37	148
Interest expense	34,515	8,059	3,610	2,528	836
Depreciation, depletion and amortization	170,005	66,597	26,273	16,104	8,145
Non-cash stock-based compensation expense	14,253	2,724	3,482	544	—
Capitalized stock-based compensation expense	(4,437)	(972)	(1,005)	(106)	—
Asset retirement obligation accretion expense	467	201	98	65	38
Income tax provision	108,985	31,754	54,903	—	—
Adjusted EBITDA	$392,220	$164,822	$48,223	$31,758	$17,398

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our combined consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10–K. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See “Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”
Overview
We are an independent oil and natural gas company focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. Our activities are primarily directed at the Clearfork, Spraberry, Wolfcamp, Cline, Strawn and Atoka formations which we refer to as the Wolfberry play. We intend to grow our reserves and production through development drilling, exploitation and exploration activities on our multi-year inventory of identified potential drilling locations and through acquisitions that meet our strategic and financial objectives, targeting oil-weighted reserves. Substantially all of our revenues are generated through the sale of oil, natural gas liquids and natural gas production. Our production was approximately 76% oil, 14% natural gas liquids and 10% natural gas for the year ended December 31, 2014, and was approximately 76% oil, 13% natural gas liquids and 11% natural gas for the year ended

December 31, 2013. On December 31, 2014, our net acreage position in the Permian Basin was approximately 85,369 net acres.
2014 Developments
Viper Energy Partners LP
Viper Energy Partners LP, or Viper, is a publicly traded Delaware limited partnership, the common units of which are listed on the NASDAQ Global Market under the symbol “VNOM”. Viper was formed by us on February 27, 2014, to own, acquire and exploit oil and natural gas properties in North America. Viper is currently focused on oil and natural gas properties in the Permian Basin.
Prior to the completion on June 23, 2014 of Viper’s initial public offering, or the Viper Offering, we owned all of the general and limited partner interests in Viper. The Viper Offering consisted of 5,750,000 common units representing limited partner interests at a price to the public of $26.00 per common unit, which included 750,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters on the same terms. Viper received net proceeds of approximately $137.2 million from the sale of these common units, net of offering expenses and underwriting discounts and commissions.
In connection with the Viper Offering, we contributed all of the membership interests in Viper Energy Partners LLC to Viper in exchange for 70,450,000 common units. In addition, in connection with the closing of the Viper Offering, Viper agreed to distribute to Diamondback all cash and cash equivalents and the royalty income receivable on hand in the aggregate amount of approximately $11.6 million and the net proceeds from the Viper Offering. As of December 31, 2014, the Partnership had distributed $148.8 million to us pursuant to this agreement. The contribution of Viper Energy Partners LLC to Viper was accounted for as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests.
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
In July 2014, we completed an underwritten public offering of 5,750,000 shares of common stock, which included 750,000 shares of common stock issued pursuant to an option to purchase additional shares granted to the underwriters. The stock was sold to the public at $87.00 per share and we received net proceeds of approximately $485.0 million from the sale of these shares of common stock, net of offering expenses and underwriting discounts and commissions. The net proceeds of this offering were used to partially fund the September 9, 2014 acquisition described above.
Unit transactions

In September 2014, Viper completed an underwritten public offering of 3,500,000 common units. The common units were sold to the public at $28.50 per unit and Viper received net proceeds of approximately $94.8 million from the sale of these common units, net of offering expenses and underwriting discounts and commissions.

2015 Capital Budget

We expect a 2015 total capital spend of $400.0 million to $450.0 million, consisting of $285.0 million to $315.0 million for horizontal drilling and completions, $20.0 million to $30.0 million for infrastructure and $20.0 million to $30.0 million for non-operated activity and other expenditures. Capital spend also includes $75.0 million for expenditures related to 2014 activity (net of expenditures from 2015 expected to be carried into 2016).

During February 2015, we intend to release two horizontal rigs and its remaining vertical rig. Of the three remaining horizontal rigs, two will operate at Spanish Trail in Midland County where Viper owns the underlying minerals.

We expect to drill and complete 50 to 60 gross horizontal wells in 2015. We expect that service costs will recalibrate to the current commodity environment and anticipates costs for a 7,500 foot lateral horizontal well to range from $6.2 million to $6.7 million. If we do not receive meaningful service cost reductions, we could defer completions.

Basis of Presentation

Transfers of a business between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information. As discussed in Note 1 to our combined consolidated financial statements included elsewhere in this Annual Report, the Windsor UT contribution was accounted for as a transaction between entities under common control. Accordingly, the financial information and production data contained in this report have been retrospectively adjusted to include the historical results of Windsor UT at historical carrying values and its operations prior to October 11, 2012, the effective date of the Windsor UT contribution.
Operating Results Overview
During the year ended December 31, 2014, our average daily production was approximately 19,474 BOE/d, consisting of 14,744 Bbls/d of oil, 11,907 Mcf/d of natural gas and 2,745 Bbls/d of natural gas liquids, an increase of 12,153 BOE/d, or 166%, from average daily production of 7,321 BOE/d for the year ended December 31, 2013, consisting of 5,542 Bbls/d of oil, 4,741 Mcf/d of natural gas and 989 Bbls/d of natural gas liquids.

During the year ended December 31, 2014, we drilled 82 gross (67 net) horizontal wells and 27 gross (22 net) vertical wells and participated in the drilling of four gross (two net) non-operated wells in the Permian Basin. Additionally, on properties acquired this year there were 10 gross (8 net) wells drilled during the year ended December 31, 2014 by the original operator between the effective date and closing date on the property acquired.
Reserves and pricing
Ryder Scott prepared estimates of our proved reserves at December 31, 2014, 2013 and 2012 (which include estimated proved reserves attributable to Viper). The prices used to estimate proved reserves for all periods did not give effect to derivative transactions, were held constant throughout the life of the properties and have been adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.

	2014	2013	2012
Estimated Net Proved Reserves:
Oil (Bbls)	75,689,589	42,600,852	26,196,859
Natural gas (Mcf)	111,605,260	61,679,496	34,570,148
Natural gas liquids (Bbls)	18,541,932	10,705,724	8,251,429
Total (BOE)	112,832,398	63,586,492	40,209,979

	2014	2013	2012
	Unweighted Arithmetic Average
	First-Day-of-the-Month Prices
Oil (Bbls)	$87.15	$92.59	$88.13
Natural gas (Mcf)	$4.85	$4.13	$2.86
Natural gas liquids (Bbls)	$30.09	$37.82	$43.88
Sources of our revenue
Our revenues are derived from the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from our natural gas during processing. Our oil and natural gas revenues do not include the effects of derivatives. For the year ended December 31, 2014, our revenues were derived 91% from oil sales, 6% from natural gas liquids sales and 3% from natural gas sales. For the year ended December 31, 2013, our revenues were derived 91% from oil sales, 6% from natural gas liquids sales and 3% from natural gas sales. For the year ended December 31, 2012, our revenues were derived 88% from oil sales, 9% from natural gas liquids sales and 3% from natural gas sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold, production mix or commodity prices.
Since our production consists primarily of oil, our revenues are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas liquids or natural gas prices. Oil, natural gas liquids and natural gas prices have historically been volatile. During 2014, West Texas Intermediate posted prices ranged from $53.45 to $107.95 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.74 to $8.15 per MMBtu. On December 31, 2014, the West Texas Intermediate posted price for crude oil was $53.45 per Bbl and the Henry Hub spot market price of natural gas was $3.14 per MMBtu.
The industry has recently observed a decline in oil prices from over $105.00 per Bbl in June 2014 to below $50.00 per Bbl in February 2015, combined with increasing service costs. While we entered 2015 running five horizontal rigs and one vertical rig, we intend to release two horizontal rigs and the one vertical rig in February 2015 and continue with three horizontal rigs, two of which will operate in Spanish Trail. Our decision to reduce our rig count, rather than increase it as previously contemplated, is based on our goal of maximizing return on capital and minimizing debt until we can get a more attractive return on our assets.
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
Gain/Loss on derivative instruments. We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in the price of crude oil. This amount represents (i) the recognition of the change in the fair value of open non-hedge derivative contracts as commodity prices change and commodity derivative contracts expire or new ones are entered into, and (ii) our gains and losses on the settlement of these commodity derivative instruments.
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

Results of Operations
The following table sets forth selected historical operating data for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except Bbl, Mcf and BOE amounts)
Revenues
Oil and natural gas revenues	$495,718	$208,002	$74,962
Operating Expenses
Lease operating expense	55,384	21,157	15,247
Production and ad valorem taxes	32,638	12,899	5,237
Gathering and transportation expense	3,288	918	424
Depreciation, depletion and amortization	170,005	66,597	26,273
General and administrative	21,266	11,036	10,376
Asset retirement obligation accretion expense	467	201	98
Total expenses	283,048	112,808	57,655
Income from operations	212,670	95,194	17,307
Net interest expense	(34,514)	(8,058)	(3,607)
Other income	677	1,077	2,132
Other expense	(1,416)	—	—
Gain (loss) on derivative instruments, net	127,539	(1,872)	2,617
Loss from equity investment	—	—	(67)
Total other income (expense), net	92,286	(8,853)	1,075
Income before income taxes	304,956	86,341	18,382
Income tax provision	108,985	31,754	54,903
Net income (loss)	195,971	54,587	(36,521)
Less: Net income attributable to noncontrolling interest	2,216	—	—
Net income (loss) attributable to Diamondback Energy, Inc.	$193,755	$54,587	$(36,521)

Production Data:
Oil (Bbls)	5,381,576	2,022,749	756,286
Natural gas (Mcf)	4,345,916	1,730,497	833,516
Natural gas liquids (Bbls)	1,001,991	361,079	183,114
Combined volumes (BOE)	7,107,886	2,672,244	1,078,319
Daily combined volumes (BOE/d)	19,474	7,321	2,946

Average Prices(1):
Oil (per Bbl)	$83.48	$93.32	$86.88
Natural gas (per Mcf)	4.15	3.61	2.85
Natural gas liquids (per Bbl)	28.39	36.00	37.57
Combined (per BOE)	69.74	77.84	69.52

Average Costs (per BOE)
Lease operating expense	$7.79	$7.92	$14.14
Gathering and transportation expense	0.46	0.34	0.39
Production and ad valorem taxes	4.59	4.83	4.86
Production and ad valorem taxes as a % of sales	6.6%	6.2%	7.0%
Depreciation, depletion, and amortization	23.92	24.92	24.36
General and administrative(2)	2.99	4.13	9.62
Interest expense	4.86	1.59	3.35

(1)
After giving effect to our derivative instruments, the average prices per Bbl of oil and per BOE were $85.42 and $71.21, respectively, during the year ended December 31, 2014; $89.75 and $75.14, respectively, during the year ended December 31, 2013; and $79.68 and $64.47, respectively, during the year ended December 31, 2012.

(2)
General and administrative includes non-cash stock based compensation, net of capitalized amounts, of $9,816, $1,752 and $2,477 for the years ended December 31, 2014, 2013 and 2012, respectively. Excluding stock based compensation from the above metric results in general and administrative cost per BOE of $1.61, $3.47 and $7.33 for the years ended December 31, 2014, 2013 and 2012, respectively.

Comparison of the Years Ended December 31, 2014 and 2013
Oil, Natural Gas Liquids and Natural Gas Revenues. Our oil, natural gas liquids and natural gas revenues increased by approximately $287.7 million, or 138%, to $495.7 million for the year ended December 31, 2014 from $208.0 million for the year ended December 31, 2013. Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 12,153 BOE/d to 19,474 BOE/d during the year ended December 31, 2014 from 7,321 BOE/d during the year ended December 31, 2013. The total increase in revenue of approximately $287.7 million is largely attributable to higher oil, natural gas liquids and natural gas production volumes for the year ended December 31, 2014 as compared to the year ended December 31, 2013, partially offset by lower average sales prices. The increases in production volumes were due to a combination of increased drilling activity and growth through acquisitions. Our production increased by 3,358,827 Bbls of oil, 640,912 Bbls of natural gas liquids and 2,615,419 Mcf of natural gas for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The net dollar effect of the decreases in prices of approximately $58.2 million (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas liquids and natural gas) and the net dollar effect of the increase in production of approximately $346.0 million (calculated as the increase in period-to-period volumes for oil, natural gas liquids and natural gas multiplied by the period average prices) are shown below.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$(9.84)	5,381,576	$(52,959)
Natural gas liquids	$(7.61)	1,001,991	$(7,625)
Natural gas	$0.54	4,345,916	$2,345
Total revenues due to change in price			$(58,239)

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	3,358,827	$93.32	$313,444
Natural gas liquids	640,912	$36.00	$23,071
Natural gas	2,615,419	$3.61	$9,440
Total revenues due to change in production volumes			$345,955
Total change in revenues			$287,716

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas
Lease Operating Expense. Lease operating expense, or LOE, was $55.4 million ($7.79 per BOE) for the year ended December 31, 2014, an increase of $34.2 million, or 162%, from $21.2 million ($7.92 per BOE) for the year ended December 31, 2013. The increase is due to increased drilling activity and acquisitions, which resulted in 389 additional producing wells, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. Upon becoming the operator of wells acquired in our acquisitions, we seek to achieve the efficiencies in those wells that we have established with our existing portfolio of wells. On a per BOE basis, LOE remained stable as new volumes came on line and expenses were held in line or were reduced.

Production and Ad Valorem Tax Expense. Production and ad valorem taxes increased to $32.6 million for the year ended December 31, 2014 from $12.9 million for the year ended December 31, 2013. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. During the year ended December 31, 2014, our production taxes per BOE decreased by $0.24 as compared to the year ended December 31, 2013, primarily reflecting the impact of lower oil and natural gas prices on production taxes. Our ad valorem taxes have increased primarily as a result of increased valuations on our properties.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased $103.4 million, or 155%, from $66.6 million for the year ended December 31, 2013 to $170.0 million for the year ended December 31, 2014.
The following table provides components of our DD&A expense for the periods presented:

	Year Ended December 31,
	2014	2013

	(in thousands, except BOE amounts)
Depletion of proved oil and natural gas properties	$168,674	$65,821
Depreciation of other property and equipment	1,331	776
DD&A	$170,005	$66,597

Oil and natural gas properties DD&A per BOE	$23.79	$24.63
Total DD&A per BOE	$23.92	$24.92

The increases in depletion of proved oil and natural gas properties of $102.9 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013 resulted primarily from higher total production levels, increased net book value on new reserves added and an increase in capitalized interest to the full cost pool. On a per BOE basis, DD&A decreased primarily due to the increased net book value on new reserves and acquisitions.
General and Administrative Expense. General and administrative expense increased $10.2 million from $11.0 million for the year ended December 31, 2013 to $21.3 million for the year ended December 31, 2014. The increase was due to increases in stock based compensation, salary, legal, professional service and advisory service expenses. These increases were partially offset by increases in general and administrative costs related to exploration and development activity capitalized to the full cost pool and increases in COPAS overhead reimbursements due to increased drilling activity.
Net Interest Expense. Net interest expense for the year ended December 31, 2014 was $34.5 million as compared to $8.1 million for the year ended December 31, 2013, an increase of $26.5 million. This increase was due primarily to the issuance of $450.0 million in aggregate principal amount of our 7.625% senior notes in September 2013.
Derivatives. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our combined consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.” For the years ended December 31, 2014 and 2013, we had a cash gain on settlement of derivative instruments of $10.4 million and a cash loss on settlement of derivative instruments of $7.2 million, respectively. For the years ended December 31, 2014 and 2013, we had a positive change in the fair value of open derivative instruments of $117.1 million and $5.3 million, respectively.
Income Tax Expense. We recorded income tax expense of $109.0 million for the year ended December 31, 2014 as compared to $31.8 million for the year ended December 31, 2013. Our effective tax rate was 35.7% for the year ended December 31, 2014 as compared to 36.8% for the year ended December 31, 2013.

Comparison of the Years Ended December 31, 2013 and 2012
Oil, Natural Gas Liquids and Natural Gas Revenues. Our oil, natural gas liquids and natural gas revenues increased by approximately $133.0 million, or 177%, to $208.0 million for the year ended December 31, 2013 from $75.0 million for the year ended December 31, 2012. Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 4,375 BOE/d to 7,321 BOE/d during the year ended December 31, 2013 from 2,946 BOE/d during the year ended December 31, 2012. The total increase in revenue of approximately $133.0 million was largely attributable to higher oil, natural gas liquids and natural gas production volumes for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increases in production volumes were due to a combination of increased drilling activity and the effect for the full year in 2013 of the contribution of Gulfport’s Permian Basin assets on October 11, 2012 in connection with our initial public offering. Our production increased by 1,266,463 Bbls of oil, 177,965 Bbls of natural gas liquids and 896,981 Mcf of natural gas for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The net dollar effect of the increases in prices of approximately $13.8 million (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas liquids and natural gas) and the net dollar effect of the increase in production of approximately $119.3 million (calculated as the increase in period-to-period volumes for oil, natural gas liquids and natural gas multiplied by the period average prices) are shown below.

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

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas
Lease Operating Expense. Lease operating expense, or LOE, was $21.2 million ($7.92 per BOE) for the year ended December 31, 2013, an increase of $5.9 million, or 39%, from $15.2 million ($14.14 per BOE) for the year ended December 31, 2012. The increase was due to increased drilling activity and acquisitions, which resulted in 126 gross (105 net) additional producing wells at December 31, 2013 as compared to December 31, 2012. On a per BOE basis, LOE declined successively for each quarter throughout 2013 as new volumes came on line and expenses were held in line or were reduced. By the end of 2013, we were moving approximately 70% of our produced water by pipeline directly into commercial salt water disposal wells, rather than by truck, thereby further reducing one of our largest components of LOE.

Production and Ad Valorem Tax Expense. Production and ad valorem taxes increased to $12.9 million for the year ended December 31, 2013 from $5.2 million for the year ended December 31, 2013. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. During 2013, our production taxes per BOE increased by 2% as compared to 2012, primarily reflecting the impact of higher oil and natural gas prices on production taxes. Our ad valorem taxes have increased primarily as a result of increased valuations on our properties and an increase in the number of wells included in those valuations as a result of our 2013 drilling activity.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased $40.3 million, or 153%, from $26.3 million for the year ended December 31, 2012 to $66.6 million for the year ended December 31, 2013.
The following table provides components of our DD&A expense for the periods presented:

	Year Ended December 31,
	2013	2012

	(in thousands, except BOE amounts)
Depletion of proved oil and natural gas properties	$65,821	$25,772
Depreciation of other property and equipment	776	501
DD&A	$66,597	$26,273

Oil and natural gas properties DD&A per BOE	$24.63	$23.90
Total DD&A per BOE	$24.92	$24.36

The increases in depletion of proved oil and natural gas properties of $40.0 million and $0.73 per BOE for the year ended December 31, 2013 as compared to the year ended December 31, 2012 resulted primarily from higher total production levels, increased net book value on new reserves added and an increase in capitalized interest to the full cost pool.
General and Administrative Expense. General and administrative expense increased $0.7 million from $10.4 million for the year ended December 31, 2012 to $11.0 million for the year ended December 31, 2013. The increase was due to increases in salary, legal and compliance services, professional service and advisory service expenses. These increases were partially offset by a decrease in stock based compensation, increases in general and administrative costs related to exploration and development activity capitalized to the full cost pool and increases in COPAS overhead reimbursements due to increased drilling activity.
Net Interest Expense. Net interest expense for the year ended December 31, 2013 was $8.1 million as compared to $3.6 million for the year ended December 31, 2012, an increase of $4.5 million, or 123%. This increase was due primarily to the interest expense associated with the issuance of $450.0 million in aggregate principal amount of our 7.625% senior notes in September 2013.
Derivatives. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our combined consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.” For the years ended December 31, 2013 and 2012, we had a cash loss on settlement of derivative instruments of $7.2 million and $5.4 million, respectively. For the years ended December 31, 2013 and 2012, we had a positive change in the fair value of open derivative instruments of $5.3 million and $8.1 million, respectively.
Income Tax Expense. Prior to our initial public offering in October 2012, the operations of Windsor Permian and Windsor UT, as limited liability companies, were not subject to federal income taxes. As of October 11, 2012, the date of the merger of Diamondback Energy LLC with and into Diamondback, a corresponding “first day” tax expense to net income from continuing operations was recorded to establish a net deferred tax liability for differences between the tax and book basis of Diamondback’s assets and liabilities. This charge was $54.1 million. For the year ended December 31, 2012, we recorded a deferred income tax expense of $54.9 million. Income tax expense of $0.8 million was incurred as a result of operations from October 11, 2012 through December 31, 2012. For the year ended December 31, 2013, our provision for income taxes was $31.8 million.
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
Liquidity and Cash Flow
Our cash flows for the years ended December 31, 2014, 2013 and 2012 are presented below:

	Year Ended December 31,
	2014	2013	2012

	(in thousands)
Net cash provided by operating activities	$356,389	$155,777	$49,692
Net cash used in investing activities	(1,481,997)	(940,140)	(183,078)
Net cash provided by financing activities	$1,140,236	$773,560	$152,785
Net change in cash	$14,628	$(10,803)	$19,399
Operating Activities
Net cash provided by operating activities was $356.4 million for the year ended December 31, 2014 as compared to $155.8 million for the year ended December 31, 2013. The increase in operating cash flows is primarily the result of the increase in our oil and natural gas revenues due to a 166.0% increase in our net BOE production partially offset by a 10.4% decrease in our net realized sales prices.
Net cash provided by operating activities was $155.8 million for the year ended December 31, 2013 as compared to $49.7 million for the year ended December 31, 2012. The increase in operating cash flows is primarily a result of the increases in our oil and natural gas revenues due to a 147.8% increase in our net BOE production and a 12.0% increase in our net realized sales prices.
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

Investing Activities
The purchase and development of oil and natural gas properties accounted for the majority of our cash outlays for investing activities. We used cash for investing activities of $1,482.0 million, $940.1 million and $183.1 million during the years ended December 31, 2014, 2013 and 2012 respectively.
During the year ended December 31, 2014, we spent $499.8 million on capital expenditures in conjunction with our infrastructure projects and drilling program, in which we drilled 82 gross (67 net) horizontal wells and 27 gross (22 net) vertical wells and participated in the drilling of four gross (two net) non-operated wells. We spent an additional $845.8 million on leasehold costs, $44.2 million for the purchase of other property and equipment, approximately $57.7 million on acquisitions of mineral interests underlying approximately 10,364 gross (3,261) net acres in the Midland and Delaware basins and approximately $33.9 million for a minor equity interest in an entity that owns mineral, overriding royalty, net profits, leasehold and other similar interests.

During the year ended December 31, 2013, we spent $297.7 million on capital expenditures in conjunction with our drilling program in which we drilled 77 gross (70 net) wells and participated in the drilling of an additional four gross (two net) non-operated wells. We spent an additional $444.1 million on the acquisition of mineral interests, $177.3 million on leasehold costs, $2.2 million for the purchase of other property and equipment, $0.3 million, net, on the settlement of non-hedge derivative instruments and $18.6 million for the post-closing adjustment associated with our acquisition of Gulfport Energy Corporation’s oil and natural gas assets in the Permian Basin in connection with our initial public offering in October 2012.
During the year ended December 31, 2012, we spent $100.1 million on capital expenditures in conjunction with our drilling program in which we participated in the drilling of 65 gross (44 net) wells. We spent an additional $11.7 million on the acquisition of leasehold interests, $1.1 million for the purchase of other property and equipment and $6.6 million, net, on the settlement of derivative transactions. On October 11, 2012, we acquired all of the oil and natural gas properties of Gulfport located in the Permian Basin in exchange for (i) 7,914,036 shares of our common stock, (ii) $63.6 million in the form of a non-interest bearing promissory note that was repaid in full upon the closing of our initial public offering and (iii) a post-closing cash adjustment of approximately $18.6 million.
Our investing activities for the years ended December 31, 2014, 2013 and 2012 are summarized in the following table:

	Year Ended December 31,
	2014	2013	2012

	(in thousands)
Drilling, completion and infrastructure	$(499,848)	$(297,713)	$(100,090)
Acquisition of leasehold interests	(845,826)	(177,343)	(11,707)
Acquisition of Gulfport properties	—	(18,550)	(63,590)
Acquisition of mineral interests	(57,689)	(444,083)	—
Purchase of other property and equipment	(44,213)	(2,234)	(1,102)
Proceeds from sale of property and equipment	56	72	48
Cost method investment	(34,477)	—	—
Settlement of non-hedge derivative instruments	—	(289)	(8,963)
Receipt on derivative margins	—	—	2,326
Net cash used in investing activities	$(1,481,997)	$(940,140)	$(183,078)
Financing Activities
Net cash provided by financing activities for the years ended December 31, 2014, 2013 and 2012 was $1,140.2 million , $773.6 million and $152.8 million, respectively. The 2014 amount provided by financing activities was primarily attributable to the net proceeds of $208.4 million from our February 2014 equity offering, net proceeds of $137.2 million from the Viper Offering, net proceeds of $485.0 million from our July 2014 equity offering, net proceeds of $94.8 million from the Viper September 2014 equity offering and borrowings, net of repayment, of $213.5 million under our credit facility. During the year ended December 31, 2013, the amount provided by financing activities was primarily attributable to (a) the net proceeds of $144.4 million from our May 2013 equity offering, $177.5 million from our August 2013 equity offering, $450.0 million from our September 2013 senior note offering and (b) net borrowings of $10.0 million under our revolving credit facility. In both 2014 and 2013, these proceeds were used primarily to acquire property and fund our drilling costs.
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

Senior Notes
On September 18, 2013, we completed an offering of $450.0 million in aggregate principal amount of 7.625% senior unsecured notes due 2021, which we refer to as the senior notes. The senior notes bear interest at the rate of 7.625% per annum, payable semi-annually, in arrears on April 1 and October 1 of each year, commencing on April 1, 2014, and will mature on October 1, 2021. On June 23, 2014, in connection with the Viper Offering, we designated Viper, the general partner and Viper Energy Partners LLC as unrestricted subsidiaries and, upon such designation, Viper Energy Partners LLC, which was a guarantor under the indenture governing of the senior notes, was released as a guarantor under the indenture. As of December 31, 2014, the senior notes were fully and unconditionally guaranteed by Diamondback O&G LLC, Diamondback E&P LLC and White Fang Energy LLC and will also be guaranteed by any of our future restricted subsidiaries. The net proceeds from the senior notes were used to fund the acquisition of mineral interests underlying approximately 14,804 gross (12,687 net) acres in Midland County, Texas in the Permian Basin.
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
In connection with the issuance of the senior notes, we and the subsidiary guarantors entered into a registration rights agreement with the initial purchasers on September 18, 2013, pursuant to which we and the subsidiary guarantors agreed to offer to exchange the senior notes for a new issue of substantially identical debt securities registered under the Securities Act. The exchange offer was completed on October 23, 2014.
Second Amended and Restated Credit Facility

Our second amended and restated credit agreement, dated November 1, 2013, as amended on June 9, 2014 and November 13, 2014, with a syndication of banks, including Wells Fargo, as administrative agent, sole book runner and lead arranger, provides for a revolving credit facility in the maximum amount of $2.0 billion, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on our oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, we may request up to three additional redeterminations of the borrowing base during any 12-month period. As of December 31, 2014, the borrowing base was set at $750.0 million, although we elected a commitment amount of $500.0 million. As of December 31, 2014, we had outstanding borrowings of $223.5 million, which bore a weighted-average interest rate of 1.67%, and $276.5 million available for future borrowings under this facility.

The June 9, 2014 amendment modified certain provisions of the credit agreement to, among other things, allow us to designate one or more of our subsidiaries as “Unrestricted Subsidiaries” that are not subject to certain restrictions contained in the credit agreement. In connection with the Viper Offering, we designated Viper, the general partner and Viper Energy Partners LLC as unrestricted subsidiaries under the credit agreement. As of December 31, 2014, the loan is guaranteed by us, Diamondback E&P LLC and White Fang Energy LLC and will also be guaranteed by any future restricted subsidiaries of Diamondback. The credit agreement is also secured by substantially all of our assets and the assets of Diamondback O&G LLC and the guarantors.

The outstanding borrowings under the credit agreement bear interest at a rate elected by us that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.50% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We are obligated to pay a quarterly commitment fee ranging from 0.375% to 0.50% per year on the unused portion of the borrowing base, which fee is also dependent on the amount of the loan outstanding in relation to the borrowing base. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be repaid (a) to the extent the loan amount exceeds the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period), (b) in an amount equal to the net cash proceeds from the sale of property when a borrowing base deficiency or event of default exists under the credit agreement and (c) at the maturity date of November 1, 2018.

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

The covenant prohibiting additional indebtedness allows for the issuance of unsecured debt of up to $750 million in the form of senior or senior subordinated notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be repaid. As of December 31, 2014, we had $450 million of senior notes outstanding.

As of December 31, 2014, we were in compliance with all financial covenants under our revolving credit facility. The lenders may accelerate all of the indebtedness under our revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of our revolving credit facility generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.
Partnership Credit Facility-Wells Fargo Bank
On July 8, 2014, Viper entered into a secured revolving credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, as the administrative agent, sole book runner and lead arranger. The credit agreement, which was amended August 15, 2014 to add additional lenders to the lending group, provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on Viper's oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, Viper may request up to three additional redeterminations of the borrowing base during any 12-month period. As of December 31, 2014, the borrowing base was set at $110.0 million and Viper had no outstanding borrowings.
The outstanding borrowings under Viper's credit agreement bear interest at a rate elected by Viper that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.50% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. Viper is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the borrowing base, which fee is also dependent on the amount of the loan outstanding in relation to the borrowing base. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be paid (a) if the loan amount exceeds the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period) and (b) at the maturity date of July 8, 2019. The loan is secured by substantially all of the assets of the Partnership and its subsidiaries.
The Viper credit agreement contains various affirmative, negative and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates and entering into certain swap agreements and require the maintenance of the financial ratios described below.

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
The lenders may accelerate all of the indebtedness under Viper’s revolving credit facility upon the occurrence and during the continuance of any event of default. The Viper credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.
Capital Requirements and Sources of Liquidity
Our board of directors approved a 2015 capital budget for drilling and infrastructure of $400.0 million to $450.0 million, representing a decrease of 6% over our 2014 capital budget. We estimate that, of these expenditures, approximately:

•	$285.0 million to $315.0 million will be spent on drilling and completing 50 to 60 gross (43 to 52 net) operated horizontal wells focused in Midland, Andrews, Upton, Martin and Dawson Counties;

•	$20.0 million to $30.0 million will be spent on infrastructure;

•	$20.0 million to $30.0 million will be spent on non-operated activity and other expenditures; and

•	an estimated $75.0 million for expenditures related to 2014 activity (net of expenditures from 2015 expected to be carried into 2016).
During the year ended December 31, 2014, our aggregate capital expenditures for drilling and infrastructure were $499.8 million. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted. During the year ended December 31, 2014, we spent approximately $845.8 million on acquisitions of leasehold interests.
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
Based upon current oil and natural gas price and production expectations for 2015, we believe that our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our operations through year-end 2015. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. Further, our 2015 capital expenditure budget does not allocate any funds for leasehold interest and property acquisitions.
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

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 31, 2013:

	Payments Due by Period
	Total	2015	2016-2017	2018-2019	2020 & Beyond
	(in thousands)
Secured revolving credit facility(1)	$223,500	$—	$—	$223,500	$—
Senior notes	450,000	—	—	—	450,000
Interest expense(2)	231,539	34,313	68,625	68,625	59,976
Asset retirement obligations (3)	8,486	39	—	—	8,447
Drilling commitments(4)	83,620	23,380	47,209	13,031	—
Operating lease obligations	2,923	1,112	1,228	583	—
	$1,000,068	$58,844	$117,062	$305,739	$518,423

(1)
Includes the outstanding principal amount under our revolving credit facility, the table does not include interest expense or other fees payable under this floating rate facility as we cannot predict the timing of future borrowings and repayments or interest rates to be charged.

(2)	Interest represents the scheduled cash payments on our senior notes.
(3)
Amounts represent our estimates of future asset retirement obligations. Because these costs typically extend many years into the future, estimating these future costs requires management to make estimates and judgments that are subject to future revisions based upon numerous factors, including the rate of inflation, changing technology and the political and regulatory environment. See Note 6 of the notes to our combined consolidated financial statements set forth in Part IV, Item 15 of this Form 10-K.

(4)	Drilling commitments represent future minimum expenditure commitments for drilling rig services under contracts to which the Company was a party on December 31, 2014.
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
Revenue recognition
Oil and natural gas revenues are recorded when title passes to the purchaser, net of royalty interests, discounts and allowances, as applicable. We account for oil and natural gas production imbalances using the sales method, whereby a liability is recorded when our volumes exceed our estimated remaining recoverable reserves. No receivables are recorded for those wells where we have taken less than our ownership share of production. We did not have any gas imbalances as of December 31, 2014, 2013 and 2012. Revenues from oil and natural gas services are recognized as services are provided.
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
Derivatives
From time to time, we have used energy derivatives for the purpose of mitigating the risk resulting from fluctuations in the market price of crude oil. We recognize all of our derivative instruments as either assets or liabilities at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further on the type of hedging relationship. None of our derivatives were designated as hedging instruments during the years ended December 31, 2014, 2013 and 2012. For derivative instruments not designated as hedging instruments, changes in the fair value of these instruments are recognized in earnings during the period of change.

Accounting for Stock-Based Compensation
We grant various types of stock-based awards including stock options and restricted stock units. These plans and related accounting policies are defined and described more fully in Note 10—Stock and Unit Based Compensation. Stock compensation awards are measured at fair value on the date of grant and are expensed, net of estimated forfeitures, over the required service period.
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

Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on results of operations for the years ended 2014, 2013 and 2012. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and we tend to experience inflationary pressure on the cost of oilfield services and equipment as increasing oil and gas prices increase drilling activity in our areas of operations.

Off-balance Sheet Arrangements
We currently have no off-balance sheet arrangements as of December 31, 2014. Please read Note 15 included in Notes to the Combined Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10–K, for a discussion of our commitments and contingencies, some of which are not recognized in the balance sheets under GAAP.

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
At December 31, 2014, we had a net asset derivative position of $117.5 million, related to our price swap derivatives, as compared to a net asset derivative position of $0.4 million as of December 31, 2013 related to our price swap derivatives. Utilizing actual derivative contractual volumes under our fixed price swaps as of December 31, 2014, a 10% increase in forward curves associated with the underlying commodity would have decreased the net asset position to $94.2 million, a decrease of $23.4 million, while a 10% decrease in forward curves associated with the underlying commodity would have increased the net asset derivative position to $140.9 million, an increase of $23.4 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Counterparty and Customer Credit Risk
Our principal exposures to credit risk are through receivables resulting from joint interest receivables (approximately $50.9 million at December 31, 2014) and receivables from the sale of our oil and natural gas production (approximately $47.1 million at December 31, 2014).
We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the year ended December 31, 2014, two purchasers accounted for more than 10% of our revenue: Shell Trading (US) Company (64%) and Enterprise Crude Oil LLC (16%). For the year ended December 31, 2013, two purchasers accounted for more than 10% of our revenue: Plains Marketing, L.P. (37%) and Shell Trading (US) Company (37%). For the year ended December 31, 2012, three purchasers each accounted for more than 10% of our revenue: Plains Marketing, L.P. (53%); Occidental Energy Marketing, Inc. (16%); and Andrews Oil Buyers, Inc. (10%). No other customer accounted for more than 10% of our revenue during these periods.
Joint operations receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells. At December 31, 2014, we had two customers that represented approximately 61% of our total joint operations receivables. At December 31, 2013, we had one customer that represented approximately 86% of our total joint operations receivables.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facility. The terms of our revolving credit facility provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.5% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. Our weighted-average interest rate on borrowings under our credit facility was 1.67% at December 31, 2014. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $2.2 million based on the $223.5 million outstanding in the aggregate under our revolving credit facility on December 31, 2014.

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
As of December 31, 2014, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 1992 Internal Control-Integrated Framework, management did not identify any material weaknesses in the Company’s internal control over financial reporting and determined that the Company maintained effective internal control over financial reporting as of December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, the independent registered public accounting firm that audited the combined consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued their report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting at December 31, 2014, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Diamondback Energy, Inc.
We have audited the internal control over financial reporting of Diamondback Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 19, 2015 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Oklahoma City, Oklahoma
February 19, 2015

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information as to Item 10 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2014.
We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller and persons performing similar functions. Any amendments to or waivers from the code of business conduct and ethics will be disclosed on our website. The Company also has made the Code of Business Conduct and Ethics available on our website under the “Corporate Governance” section at http://ir.diamondbackenergy.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our website at the address specified above.

ITEM 11.     EXECUTIVE COMPENSATION

Information as to Item 11 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to Item 12 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information as to Item 13 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2014.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information as to Item 14 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2014.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents included in this report:
1. Financial Statements

	Report of independent registered public accounting firm	F-1
	Consolidated Balance Sheets as of December 31, 2014 and 2013	F-3
	Combined Consolidated Statements of Operations for the Year Ended December 31, 2014, 2013 and 2012	F-4
	Consolidated Statement of Stockholders’ Equity/Members’ Equity for the Year Ended December 31, 2014, 2013 and 2012	F-6
	Combined Consolidated Statements of Cash Flows for the Year Ended December 31, 2014, 2013 and 2012	F-7
	Notes to Combined Consolidated Financial Statements	F-9

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

DIAMONDBACK ENERGY, INC.

Date:	February 19, 2015
/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven E. West	Chairman of the Board and Director	February 19, 2015
Steven E. West

/s/ Travis D. Stice	Chief Executive Officer and Director	February 19, 2015
Travis D. Stice	(Principal Executive Officer)

/s/ Michael P. Cross	Director	February 19, 2015
Michael P. Cross

/s/ David L. Houston	Director	February 19, 2015
David L. Houston

/s/ Mark L. Plaumann	Director	February 19, 2015
Mark L. Plaumann

/s/ Teresa L. Dick	Chief Financial Officer, Senior Vice President, and Assistant Secretary	February 19, 2015
Teresa L. Dick	(Principal Financial and Accounting Officer)

S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Diamondback Energy, Inc.
We have audited the accompanying consolidated balance sheets of Diamondback Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related combined consolidated statements of operations, stockholders/members’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamondback Energy, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 20X2, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2015 expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
Oklahoma City, Oklahoma
February 19, 2015

Diamondback Energy, Inc. and Subsidiaries
Consolidated Balance Sheets

Diamondback Energy, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2014	2013

	(In thousands, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$30,183	$15,555
Restricted cash	500	—
Accounts receivable:
Joint interest and other	50,943	14,437
Oil and natural gas sales	43,050	23,533
Related party	4,001	1,303
Inventories	2,827	5,631
Deferred income taxes	—	112
Derivative instruments	115,607	213
Prepaid expenses and other	4,600	1,184
Total current assets	251,711	61,968
Property and equipment
Oil and natural gas properties, based on the full cost method of accounting ($773,520 and $369,561 excluded from amortization at December 31, 2014 and December 31, 2013, respectively)	3,118,597	1,648,360
Pipeline and gas gathering assets	7,174	6,142
Other property and equipment	48,180	4,071
Accumulated depletion, depreciation, amortization and impairment	(382,144)	(212,236)
	2,791,807	1,446,337
Derivative instruments	1,934	218
Other assets	50,029	13,091
Total assets	$3,095,481	$1,521,614
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$26,230	$2,679
Accounts payable-related party	—	17
Accrued capital expenditures	129,397	74,649
Other accrued liabilities	41,149	34,750
Revenues and royalties payable	30,000	9,225
Deferred income taxes	39,953	—
Total current liabilities	266,729	121,320
Long-term debt	673,500	460,000
Asset retirement obligations	8,447	2,989
Deferred income taxes	161,592	91,764
Total liabilities	1,110,268	676,073
Contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 56,887,583 issued and outstanding at December 31, 2014; 47,106,216 issued and outstanding at December 31, 2013	569	471
Additional paid-in capital	1,554,174	842,557
Retained earnings	196,268	2,513
Total Diamondback Energy, Inc. stockholders’ equity	1,751,011	845,541
Noncontrolling interest	234,202	—
Total equity	1,985,213	845,541
Total liabilities and equity	$3,095,481	$1,521,614
See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Combined Consolidated Statements of Operations

	Year Ended December 31,
	2014	2013	2012

	(In thousands, except per share amounts)
Revenues:
Oil sales	$449,244	$188,753	$65,704
Natural gas sales	8,662	3,715	1,369
Natural gas sales - related party	9,366	2,534	1,010
Natural gas liquid sales	13,408	8,304	3,839
Natural gas liquid sales - related party	15,038	4,696	3,040
Total revenues	495,718	208,002	74,962
Costs and expenses:
Lease operating expenses	55,166	19,991	14,231
Lease operating expenses - related party	218	1,166	1,016
Production and ad valorem taxes	31,160	12,399	4,950
Production and ad valorem taxes - related party	1,478	500	287
Gathering and transportation	618	237	124
Gathering and transportation - related party	2,670	681	300
Depreciation, depletion and amortization	170,005	66,597	26,273
General and administrative expenses (including non-cash stock based compensation, net of capitalized amounts, of $9,816, $1,752 and $2,477 for the year ended December 31, 2014, 2013 and 2012, respectively)	19,921	9,870	9,178
General and administrative expenses - related party	1,345	1,166	1,198
Asset retirement obligation accretion expense	467	201	98
Total costs and expenses	283,048	112,808	57,655
Income from operations	212,670	95,194	17,307
Other income (expense)
Interest income	1	1	3
Interest expense	(34,515)	(8,059)	(3,610)
Other income	556	—	—
Other income - related party	121	1,077	2,132
Other expense	(1,416)	—	—
Gain (loss) on derivative instruments, net	127,539	(1,872)	2,617
Loss from equity investment	—	—	(67)
Total other income (expense), net	92,286	(8,853)	1,075
Income before income taxes	304,956	86,341	18,382
Provision for income taxes
Current	—	191	—
Deferred	108,985	31,563	54,903
Net income (loss)	195,971	54,587	(36,521)
Less: Net income attributable to noncontrolling interest	2,216	—	—
Net income (loss) attributable to Diamondback Energy, Inc.	$193,755	$54,587	$(36,521)

Earnings per common share
Basic	$3.67	$1.30
Diluted	$3.64	$1.29
Weighted average common shares outstanding
Basic	52,826	42,015
Diluted	53,297	42,255
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

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity

					Retained
				Additional	Earnings/
	Member’s	Common Stock		Paid-in	(Accumulated	Non-controlling
	Equity	Shares	Amount	Capital	Deficit)	Interest	Total

	(In thousands)
Balance December 31, 2011	$129,037	—	$—	$—	$—	$—	$129,037
Contributions	4,008	—	—	—	—	—	4,008
Distributions of equity method investments	(10,504)	—	—	—	—	—	(10,504)
Equity based compensation	873	—	—	—	—	—	873
Earnings prior to merger	15,553	—	—	—	—	—	15,553
Common shares issued upon Merger	(138,967)	14,697	147	138,820	—	—	—
Common shares issued upon acquisition of Gulfport properties	—	7,914	79	138,417	—	—	138,496
Common shares issued at initial public offering, net of offering costs	—	14,375	144	234,000	—	—	234,144
Stock based compensation	—	—	—	2,535	—	—	2,535
Net loss subsequent to merger	—	—	—	—	(52,074)	—	(52,074)
Balance December 31, 2012	—	36,986	370	513,772	(52,074)	—	462,068

Stock based compensation	—	—	—	2,724	—	—	2,724
Tax benefits related to stock-based compensation	—	—	—	749	—	—	749
Common shares issued in public offering, net of offering costs	—	9,775	98	321,814	—	—	321,912
Exercise of stock options and vesting of restricted stock units	—	345	3	3,498	—	—	3,501
Net income	—	—	—	—	54,587	—	54,587
Balance December 31, 2013	—	47,106	471	842,557	2,513	—	845,541

Net proceeds from issuance of common units - Viper Energy Partners LP	—	—	—	—	—	232,198	232,198
Unit-based compensation	—	—	—	—	—	2,102	2,102
Distribution to non-controlling interest		—	—	—	—	(2,314)	(2,314)
Stock based compensation	—	—	—	12,152	—	—	12,152
Tax benefits related to stock-based compensation	—	—	—	(749)	—	—	(749)
Common shares issued in public offering, net of offering costs	—	9,200	92	689,390	—	—	689,482
Exercise of stock options and vesting of restricted stock units	—	518	5	7,075	—	—	7,080
Equity payment- Wexford Advisory Services (See Note 11)	—	64	1	3,749	—	—	3,750
Net income	—	—	—	—	193,755	2,216	195,971
Balance December 31, 2014	$—	56,888	$569	$1,554,174	$196,268	$234,202	$1,985,213

See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Combined Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012

	(In thousands)
Cash flows from operating activities:
Net income	$195,971	$54,587	$(36,521)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	108,985	31,563	54,903
Excess tax benefit from stock-based compensation	—	(749)	—
Asset retirement obligation accretion expense	467	201	98
Depreciation, depletion, and amortization	170,005	66,597	26,273
Amortization of debt issuance costs	2,125	1,018	494
Change in fair value of derivative instruments	(117,109)	(5,346)	(2,617)
Loss from equity investment	—	—	67
Stock based compensation expense	9,816	1,752	3,482
(Gain) loss on sale of assets, net	1,396	(39)	(37)
Changes in operating assets and liabilities:
Accounts receivable	(39,442)	(19,973)	(5,036)
Accounts receivable-related party	(2,699)	(532)	6,096
Restricted cash	(500)	—	—
Inventories	915	554	(639)
Prepaid expenses and other	(4,601)	(271)	(606)
Accounts payable and accrued liabilities	6,829	20,588	7,151
Accounts payable and accrued liabilities-related party	(17)	(128)	(1,218)
Accrued interest	3,473	—	—
Revenues and royalties payable	20,775	5,955	105
Revenues and royalties payable-related party	—	—	(2,303)
Net cash provided by operating activities	356,389	155,777	49,692
Cash flows from investing activities:
Additions to oil and natural gas properties	(494,708)	(278,809)	(90,415)
Additions to oil and natural gas properties-related party	(3,631)	(13,777)	(9,675)
Acquisition of Gulfport properties	—	(18,550)	(63,590)
Acquisition of mineral interests	(57,689)	(444,083)	—
Acquisition of leasehold interests	(845,826)	(177,343)	(11,707)
Pipeline and gas gathering assets	(1,509)	(5,127)	—
Purchase of other property and equipment	(44,213)	(2,234)	(1,102)
Proceeds from sale of property and equipment	56	72	48
Equity investments	(34,477)	—	—
Settlement of non-hedge derivative instruments	—	(289)	(8,963)
Receipt on derivative margins	—	—	2,326
Net cash used in investing activities	(1,481,997)	(940,140)	(183,078)
Cash flows from financing activities:
Proceeds from borrowings on credit facility	509,400	59,000	15,000
Repayment on credit facility	(295,900)	(49,000)	(100,000)
Proceeds from senior notes	—	450,000	—
Proceeds from note payable - related party	—	—	30,000
Payment of note payable - related party	—	—	(30,050)
Debt issuance costs	(3,469)	(12,361)	(450)
Public offering costs	(2,994)	(1,009)	(2,887)

Diamondback Energy, Inc. and Subsidiaries
Combined Consolidated Statements of Cash Flows - Continued

Proceeds from public offerings	928,432	322,680	237,164
Exercise of stock options	7,081	3,501	—
Excess tax benefits of stock-based compensation	—	749	—
Distribution to non-controlling interest	(2,314)	—	—
Contributions by members	—	—	4,008
Net cash provided by financing activities	1,140,236	773,560	152,785
Net increase in cash and cash equivalents	14,628	(10,803)	19,399
Cash and cash equivalents at beginning of period	15,555	26,358	6,959
Cash and cash equivalents at end of period	$30,183	$15,555	$26,358

	Year Ended December 31,
	2014	2013	2012

	(In thousands)
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$31,621	$404	$3,017
Supplemental disclosure of non-cash transactions:
Asset retirement obligation incurred	$703	$226	$201
Asset retirement obligation revisions in estimated liability	$588	$—	$185
Asset retirement obligation acquired	$3,726	$471	$562
Change in accrued capital expenditures	$54,748	$45,252	$15,478
Capitalized stock based compensation	$4,437	$972	$2,537
Distribution of equity method investments	$—	$—	$10,504
Note payable exchanged for equipment	$—	$—	$411
Common stock issued as a result of the Gulfport transaction	$—	$—	$138,496
Post-closing adjustment payable as a result of the Gulfport transaction	$—	$—	$18,550

See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements

1.    DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Organization and Description of the Business
Diamondback Energy, Inc. (“Diamondback” or the “Company”) together with its subsidiaries, is an independent oil and gas company currently focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. Diamondback was incorporated in Delaware on December 30, 2011, and did not conduct any material business operations until October 11, 2012 when Diamondback merged with its parent entity, Diamondback Energy LLC, with Diamondback continuing as the surviving entity (the “Merger”). Prior to the Merger, Diamondback Energy LLC was a holding company and did not conduct any material business operations other than its ownership of Diamondback’s common stock and the membership interests in Diamondback O&G LLC (formerly known as Windsor Permian LLC, or “Windsor Permian”). As a result of the Merger, Windsor Permian became a wholly-owned subsidiary of Diamondback. Also on October 11, 2012, Wexford Capital LP (“Wexford”), our equity sponsor, caused all of the outstanding equity interests in Windsor UT LLC (“Windsor UT”) to be contributed to Windsor Permian prior to the Merger in a transaction referred to as the “Windsor UT Contribution”. The Windsor UT Contribution was treated as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests. The operations of Windsor Permian and Windsor UT, as limited liability companies, were not subject to federal income taxes. On the date of the Merger, a corresponding “first day” tax expense to net income from continuing operations was recorded to establish a net deferred tax liability for differences between the tax and book basis of Diamondback’s assets and liabilities. This charge was $54.1 million. The Company refers to the historical results of Windsor Permian and Windsor UT prior to October 11, 2012 as the “Predecessors”.
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
The wholly-owned subsidiaries of Diamondback, as of December 31, 2014, include Diamondback E&P LLC, a Delaware limited liability company, Diamondback O&G LLC, a Delaware limited liability company, Viper Energy Partners GP LLC, a Delaware limited liability company, and White Fang Energy LLC, a Delaware limited liability company. The consolidated subsidiaries include the wholly-owned subsidiaries as well as Viper Energy Partners LP, a Delaware limited partnership, and Viper Energy Partners LLC, a Delaware limited liability company.
Basis of Presentation
The combined consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation.
The Partnership is consolidated in the financial statements of the Company. As of December 31, 2014, the Company owned approximately 88% of the common units of the Partnership and the Company’s wholly owned subsidiary, Viper Energy Partners GP LLC, is the General Partner of the Partnership. Transfers of a business between entities under common control are accounted for as if the transfer occurred at the beginning of the period, and prior years are retrospectively adjusted to furnish comparative information. As discussed above, the Windsor UT Contribution was accounted for as a transaction between entities under common control. Thus, the accompanying combined consolidated financial statements and related notes of the Company have been retrospectively adjusted to include the historical results of Windsor UT at historical carrying values and its operations prior to October 11, 2012, the effective date of the Windsor UT Contribution. The accompanying financial statements and related notes presented herein represent the combined results of operations and cash flows of the Predecessors through October 11, 2012, and the Company and its wholly-owned subsidiaries consolidated financial position, results of operations, cash flows and equity subsequent to October 11, 2012.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

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
Restricted Cash
A subsidiary of the Company entered into an agreement to purchase certain overriding royalty interests and deposited $500,000 in escrow.  The agreement provided that the subsidiary would have the right to terminate the agreement and receive a return of the deposit if the subsidiary in good faith asserted title defects in excess of a certain amount.  The subsidiary asserted title defects in excess of the amount and requested that the escrow agent return the deposit.  The seller provided the escrow agent with notice alleging the subsidiary did not timely assert the defects in good faith.  The escrow agent tendered the deposit to the court subject to a judicial determination of the proper payment of the funds.

Accounts Receivable
Accounts receivable consist of receivables from joint interest owners on properties the Company operates and from sales of oil and natural gas production delivered to purchasers. The purchasers remit payment for production directly to the Company. Most payments are received within three months after the production date.
Accounts receivable are stated at amounts due from joint interest owners or purchasers, net of an allowance for doubtful accounts when the Company believes collection is doubtful. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. No allowance was deemed necessary at December 31, 2014 or December 31, 2013.
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

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

and, as a result, marks its derivative instruments to fair value and recognizes the cash and non-cash change in fair value on derivative instruments in the combined consolidated statements of operations.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, receivables, payables, derivatives, notes payable and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value because of the short-term nature of the instruments. The fair value of the revolving credit facility approximates its carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The note payable is carried at cost, which approximates fair value due to the nature of the instrument and relatively short maturity. The fair value of the senior notes are determined using quoted market prices. Derivatives are recorded at fair value (see Note 14—Fair Value Measurements).
Oil and Natural Gas Properties
The Company accounts for its oil and natural gas producing activities using the full cost method of accounting. Accordingly, all costs incurred in the acquisition, exploration and development of proved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs and annual lease rentals are capitalized. Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All internal costs not directly associated with exploration and development activities are charged to expense as they are incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change. Any income from services provided by subsidiaries to working interest owners of properties in which the Company also owns an interest, to the extent they exceed related costs incurred, are accounted for as reductions of capitalized costs of oil and natural gas properties proportionate to the Company’s investment in the subsidiary (see Note 7—Equity Method Investments). Depletion of evaluated oil and natural gas properties is computed on the units of production method, whereby capitalized costs plus estimated future development costs are amortized over total proved reserves. The average depletion rate per barrel equivalent unit of production was $23.79, $24.63 and $23.90 for the years ended December 31, 2014, 2013 and 2012, respectively. Depreciation, depletion and amortization expense for oil and natural gas properties was $168.7 million, $65.8 million and $25.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling limitation is the estimated after-tax future net cash flows from proved oil and natural gas reserves, discounted at 10%. Estimated future net cash flows exclude future cash flows associated with settling accrued asset retirement obligations. Estimated future net cash flows are calculated using an unweighted arithmetic average of commodity prices in effect on the first day of each of the previous 12 months, held flat for the life of the production. Any excess of the net book value of proved oil and natural gas properties, less related deferred income taxes, over the ceiling is charged to expense. No impairment on proved oil and natural gas properties was recorded for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Other Property and Equipment
Other property and equipment is recorded at cost. The Company expenses maintenance and repairs in the period incurred. Upon retirements or disposition of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet with the resulting gains or losses, if any, reflected in operations. Depreciation of other property and equipment is computed using the straight line method over their estimated useful lives, which range

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

from three to fifteen years. Depreciation expense for other property and equipment was $1.3 million, $0.8 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Impairment of Long-Lived Assets
Other property and equipment used in operations are reviewed whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable from its estimated future undiscounted cash flows. An impairment loss is the difference between the carrying amount and fair value of the asset. The Company had no such impairment losses for the years ended December 31, 2014, 2013 and 2012, respectively.
Capitalized Interest
The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Capitalized interest cannot exceed gross interest expense. The Company capitalized interest of $5.3 million, $4.0 million and no amounts for the years ended December 31, 2014, 2013 and 2012, respectively.
Inventories
Inventories are stated at the lower of cost or market and consist of tubular goods and equipment at December 31, 2014 and 2013. The Company’s tubular goods and equipment are primarily comprised of oil and natural gas drilling or repair items such as tubing, casing and pumping units. The inventory is primarily acquired for use in future drilling or repair operations and is carried at lower of cost or market. “Market”, in the context of inventory valuation, represents net realizable value, which is the amount that the Company is allowed to bill to the joint accounts under joint operating agreements to which the Company is a party. As of December 31, 2014, the Company estimated that all of its tubular goods and equipment will be utilized within one year.
Debt Issuance Costs
Other assets included capitalized costs of $13.8 million and $12.5 million, net of accumulated amortization of $3.9 million and $1.8 million, as of December 31, 2014 and 2013, respectively. The costs associated with the Senior Notes are being amortized over the term of the Senior Notes using the effective interest method. The costs associated with our credit facility are being amortized over the term of the facility.
Other Accrued Liabilities
Other accrued liabilities consist of the following:

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

	December 31,
	2014	2013

	(In thousands)
Prepaid drilling liability	$3,758	$16,491
Interest payable	8,861	9,918
Lease operating expense payable	11,851	4,538
Taxes payable	9,952	447
Current portion of asset retirement obligations	39	40
Other	6,688	3,316
	$41,149	$34,750
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
Revenue Recognition
Oil and natural gas revenues are recorded when title passes to the purchaser, net of royalty interests, discounts and allowances, as applicable. The Company accounts for oil and natural gas production imbalances using the sales method, whereby a liability is recorded when the Company’s overtake volumes exceed its estimated remaining recoverable reserves. No receivables are recorded for those wells where the Company has taken less than its ownership share of production. The Company did not have any gas imbalances as of December 31, 2014 or December 31, 2013. Revenues from oil and natural gas services are recognized as services are provided.
Investments
Equity investments in which the Company exercises significant influence but does not control are accounted for using the equity method. Under the equity method, generally the Company’s share of investees’ earnings or loss is recognized in the statement of operations. The Company reviews its investments to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, the Company would recognize an impairment provision. There was no impairment for the Company’s equity investments for the years ended December 31, 2014, 2013 and 2012.
For additional information on the Company’s investments, see Note 7—Equity Method Investments.
Accounting for Stock-Based Compensation
The Company grants various types of stock-based awards including stock options and restricted stock units. These plans and related accounting policies are defined and described more fully in Note 10—Stock and Unit Based Compensation. Stock compensation awards are measured at fair value on the date of grant and are expensed, net of estimated forfeitures, over the required service period.

Concentrations
The Company is subject to risk resulting from the concentration of its crude oil and natural gas sales and receivables with several significant purchasers. For the year ended December 31, 2014, two purchasers accounted for more than 10% of our revenue: Shell Trading (US) Company (64%) and Enterprise Crude Oil LLC (16%). For the year ended December 31, 2013, two purchasers accounted for more than 10% of our revenue: Plains Marketing, L.P. (37%) and Shell Trading (US) Company (37%). For the year ended December 31, 2012, three purchasers accounted for more than 10% of our revenue: Plains Marketing, L.P. (53%); Occidental Energy Marketing, Inc. (16%); and Andrews Oil Buyers, Inc. (10%). The Company does not require collateral and does not believe the loss of any single purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

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

The Company and the Predecessor are subject to margin tax in the state of Texas. During the years ended December 31, 2014, 2013 and 2012, there was no margin tax expense. The Company’s 2010, 2011, 2012, 2013 and 2014 federal income tax and state margin tax returns remain open to examination by tax authorities. As of December 31, 2014 and December 31, 2013, the Company had no unrecognized tax benefits that would have a material impact on the effective rate. The Company is continuing its practice of recognizing interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. During the years ended December 31, 2014, 2013 and 2012, there was no interest or penalties associated with uncertain tax positions recognized in the Company’s combined consolidated financial statements.
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

3.    ACQUISITIONS
2014 Activity
On September 9, 2014, the Company completed the acquisition of oil and natural gas interests in the Permian Basin from unrelated third party sellers. The Company acquired approximately 17,617 gross (12,967 net) acres with an approximate 74% working interest (approximately 75% net revenue interest). The acquisition was accounted for according to the acquisition method, which requires the recording of net assets acquired and consideration transferred at fair value. This acquisition was funded with the net proceeds of the July 2014 equity offering and borrowings under the Company's revolving credit facility discussed in Note 8 below.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

The following represents the estimated fair values of the assets and liabilities assumed on the acquisition date. The aggregate consideration transferred was $523.3 million in cash, subject to post-closing adjustments, resulting in no goodwill or bargain purchase gain.

(in thousands)
Joint interest receivables	$42
Proved oil and natural gas properties	128,589
Unevaluated oil and natural gas properties	400,527
Total assets acquired	529,158
Accrued production and ad valorem taxes	358
Revenues payable	3,174
Asset retirement obligations	2,366
Total liabilities assumed	5,898
Total fair value of net assets	$523,260
The Company has included in its combined consolidated statements of operations revenues of $12.3 million and direct operating expenses of $4.6 million for the period from September 9, 2014 to December 31, 2014 due to the acquisition. The disclosure of net earnings is impracticable to calculate due to the full cost method of depletion.
On August 25, 2014, the Company completed an acquisition of surface rights in the Permian Basin from an unrelated third party seller. The Company acquired surface rights to approximately 4,200 acres for approximately $41.9 million.
On February 27 and 28, 2014, the Company completed acquisitions of oil and natural gas interests in the Permian Basin from unrelated third party sellers. The Company acquired approximately 6,450 gross (4,785 net) acres with a 74% working interest (56% net revenue interest). The acquisitions were accounted for according to the acquisition method, which requires the recording of net assets acquired and consideration transferred at fair value. These acquisitions were funded with the net proceeds of the February 2014 equity offering and borrowings under the Company's revolving credit facility discussed in Note 8 below.
The following represents the estimated fair values of the assets and liabilities assumed on the acquisition dates. The aggregate consideration transferred was $292.2 million in cash, subject to post-closing adjustments, resulting in no goodwill or bargain purchase gain.

(in thousands)
Proved oil and natural gas properties	$170,174
Unevaluated oil and natural gas properties	123,243
Total assets acquired	293,417
Asset retirement obligations	1,258
Total liabilities assumed	1,258
Total fair value of net assets	$292,159
The Company has included in its combined consolidated statements of operations revenues of $40.5 million and direct operating expenses of $7.8 million for the period from February 28, 2014 to December 31, 2014 due to the acquisitions. The disclosure of net earnings is impracticable to calculate due to the full cost method of depletion.

During the year ended December 31, 2014, the Partnership acquired (i) mineral interests underlying an aggregate of approximately 10,364 gross (3,261) net acres in the Midland and Delaware basins for approximately $57.7 million and (ii) a minor equity interest in an entity that owns mineral, overriding royalty, net profits, leasehold and other similar interests for approximately $33.9 million. The equity interest is so minor that we have no influence over partnership operating and financial policies and is accounted for under the cost method.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

Pro Forma Financial Information
The following unaudited summary pro forma combined consolidated statement of operations data of Diamondback for the year ended December 31, 2014 and 2013 have been prepared to give effect to the February 27 and 28, 2014 acquisitions and the September 9, 2014 acquisition as if they had occurred on January 1, 2013. The pro forma data are not necessarily indicative of financial results that would have been attained had the acquisitions occurred on January 1, 2013. The pro forma data also necessarily exclude various operation expenses related to the properties and the financial statements should not be viewed as indicative of operations in future periods.

	Pro Forma
	(Unaudited)
	Year Ended December 31,
	2014	2013

	(in thousands)
Revenues	$541,103	$315,736
Income from operations	224,382	146,429
Net income	201,257	86,277

2013 Activity
In September 2013, the Company completed two separate acquisitions of additional leasehold interests in the Permian Basin from unrelated third party sellers for an aggregate purchase price of $165.0 million, subject to certain adjustments. The first of these acquisitions closed on September 4, 2013 when the Company acquired certain assets located in northwestern Martin County, Texas, consisting of a 100% working interest (80% net revenue interest) in 4,506 gross and net acres. The second of these acquisitions closed on September 26, 2013, when the Company acquired certain assets located primarily in southwestern Dawson County, Texas, consisting of a 71% working interest (55% net revenue interest) in 9,390 gross (6,638 net) acres. These acquisitions were funded with a portion of the net proceeds from the August 2013 equity offering discussed in Note 9 below.

On September 19, 2013, the Company completed the acquisition of the mineral interests underlying approximately 14,804 gross (12,687 net) acres in Midland County, Texas in the Permian Basin. As part of the closing of the acquisition, the mineral interests were conveyed from the previous owners to Viper Energy Partners LLC and, subsequently, were contributed to the Partnership on June 17, 2014. See Note 4—Viper Energy Partners LP for additional information regarding the Partnership. The mineral interests entitle the holder of such interests to receive a 21.4% royalty interest on all production on an acreage weighted basis from this acreage with no additional future capital or operating expense required. The $440.0 million purchase price was funded with the net proceeds of the Company’s offering of Senior Notes discussed in Note 8 below.

2012 Activity
On October 11, 2012, the Company completed the acquisition of Gulfport’s oil and natural gas interests in the Permian Basin. The acquisition was accounted for according to the acquisition method, which requires the recording of net assets acquired and consideration transferred at fair value. The acquisition-date fair value of the consideration transferred totaled $220.6 million, which consisted of the following:

(in thousands)
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

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. As shown above, consideration transferred in the transaction was $220.6 million, resulting in no goodwill or bargain purchase gain.

(in thousands)
Proved oil and natural gas properties	$115,760
Unevaluated oil and natural gas properties	111,373
Total assets acquired	227,133
Asset retirement obligations	562
Deferred income tax liability	5,935
Total liabilities assumed	6,497
Total fair value of net assets	$220,636

Pro Forma Financial Information
The following unaudited summary pro forma combined consolidated statement of operations data of Diamondback for the year ended December 31, 2012 has been prepared to give effect to the Gulfport acquisition as if it had occurred on January 1, 2011. The pro forma data are not necessarily indicative of financial results that would have been attained had the acquisition occurred on January 1, 2011. The pro forma data also necessarily exclude various operation expenses related to the Gulfport properties and such financial statements should not be viewed as indicative of operations in future periods.

(Pro Forma)
(Unaudited)
Year Ended December 31,
2012

(in thousands)
Revenues	$97,455
Income from operations	24,064
Net loss	(29,764)

4.    VIPER ENERGY PARTNERS LP
The Partnership is a publicly traded Delaware limited partnership, the common units of which are listed on the NASDAQ Global Market under the symbol “VNOM”. The Partnership was formed by Diamondback on February 27, 2014, to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. Viper Energy Partners GP LLC, a fully- consolidated subsidiary of Diamondback, serves as the general partner of, and holds a non-economic general partner interest in, the Partnership. As of December 31, 2014, the Company owned approximately 88% of the common units of the Partnership.

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

In connection with the Viper Offering, Diamondback contributed all of the membership interests in Viper Energy Partners LLC to the Partnership in exchange for 70,450,000 common units. In addition, in connection with the closing of the Viper Offering, the Partnership agreed to distribute to Diamondback all cash and cash equivalents and the royalty income receivable on hand in the aggregate amount of approximately $11.6 million and the net proceeds from the Viper Offering. As of December 31, 2014, the Partnership had distributed $148.8 million to Diamondback. The contribution of Viper Energy Partners LLC to the Partnership was accounted for as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

On September 19, 2014, the Partnership completed an underwritten public offering of 3,500,000 common units. The common units were sold to the public at $28.50 per unit and the Partnership received net proceeds of approximately $94.8 million from the sale of these common units, net of offering expenses and underwriting discounts and commissions.

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
Other Agreements
See Note 11—Related Party Transactions for details of the advisory services agreement the Partnership and General Partner entered into with Wexford.
The Partnership has entered into a secured revolving credit facility with Wells Fargo Bank, National Association, (“Wells Fargo”) as administrative agent sole book runner and lead arranger. See Note 8—Debt for a description of this credit facility.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

5.    PROPERTY AND EQUIPMENT
Property and equipment includes the following:

	December 31,
	2014	2013

	(in thousands)
Oil and natural gas properties:
Subject to depletion	$2,345,077	$1,278,799
Not subject to depletion-acquisition costs
Incurred in 2014	576,802	—
Incurred in 2013	130,474	279,353
Incurred in 2012	65,480	87,252
Incurred in 2011	764	1,598
Incurred in 2010	—	1,358
Total not subject to depletion	773,520	369,561
Gross oil and natural gas properties	3,118,597	1,648,360
Less accumulated depletion	(379,481)	(210,837)
Oil and natural gas properties, net	2,739,116	1,437,523
Pipeline and gas gathering assets, net	7,174	6,142
Other property and equipment, net	48,180	4,071
Less accumulated depreciation	(2,663)	(1,399)
Property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$2,791,807	$1,446,337
Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All internal costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized internal costs were approximately $11.4 million $5.3 million and $4.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The inclusion of the Company’s unevaluated costs into the amortization base is expected to be completed within three to five years.

6.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Company’s asset retirement obligation liability for the following periods:

	Year Ended December 31,
	2014	2013	2012

	(in thousands)
Asset retirement obligation, beginning of period	$3,029	$2,145	$1,104
Additional liability incurred	703	226	201
Liabilities acquired	3,726	471	562
Liabilities settled	(27)	(14)	(5)
Accretion expense	467	201	98
Revisions in estimated liabilities	588	—	185
Asset retirement obligation, end of period	8,486	3,029	2,145
Less current portion	39	40	20
Asset retirement obligations - long-term	$8,447	$2,989	$2,125

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
7.    EQUITY METHOD INVESTMENTS
In October 2014, the Company paid $0.6 million for a minority interest in an entity that was formed to develop, own and operate an integrated water management system to gather, store, process, treat, distribute and dispose of water to exploration and production companies operating in Midland, Martin and Andrews Counties, Texas. The board of this entity may also authorize the entity to offer these services to other counties in the Permian Basin and to pursue other business opportunities. The Company has committed to invest an aggregate amount of $5.0 million in this entity, along with several other third parties, which the Company would retain a minority interest after all commitments are received. The entity was formed as a limited liability company and maintains a specific ownership account for each investor, similar to a partnership capital account structure. Therefore the Company accounts for this investment under the equity method of accounting.
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
Beginning on March 31, 2011, various related party investors contributed capital to Bison diluting the Company’s ownership interest. As of June 15, 2012, the Company distributed its remaining 22% interest in Bison to an entity which is controlled and managed by Wexford. As the transaction was between entities under common control, the Company recognized the distribution of $6.4 million as an equity transaction. Bison continues to be a related party with the Company.

Muskie Holdings LLC
During 2011, the Company paid approximately $4.2 million for land and various other capital items related to the land. On October 7, 2011, the Company contributed these assets to a newly formed entity, Muskie Holdings LLC (“Muskie”), a Delaware limited liability company now known as Muskie Proppant LLC, for a 48.6% equity interest. Through additional contributions to Muskie from a related party and various Wexford portfolio companies, the Company’s interest in Muskie decreased to 33% as of June 15, 2012. Muskie generated a loss during the period from January 1, 2012 through June 15, 2012 and the Company recorded its share of this loss.
As of June 15, 2012, the Company distributed its remaining interest in Muskie to an entity which is controlled and managed by Wexford. As the transaction was between entities under common control, the Company recognized the distribution of $4.1 million as an equity transaction. Muskie continues to be a related party with the Company.
8.    DEBT
Long-term debt consisted of the following as of the dates indicated:

	December 31,	December 31,
	2014	2013

	(in thousands)
Revolving credit facility	$223,500	$10,000
7.625 % Senior Notes due 2021	450,000	450,000
Partnership revolving credit facility	—	—
Total long-term debt	$673,500	$460,000

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

Senior Notes
On September 18, 2013, the Company completed an offering of $450.0 million in aggregate principal amount of 7.625% senior unsecured notes due 2021 (the “Senior Notes”). The Senior Notes bear interest at the rate of 7.625% per annum, payable semi-annually, in arrears on April 1 and October 1 of each year, commencing on April 1, 2014 and will mature on October 1, 2021. On June 23, 2014, in connection with the Viper Offering, the Company designated the Partnership, the General Partner and Viper Energy LLC as unrestricted subsidiaries and, upon such designation, Viper Energy LLC, which was a guarantor under the indenture governing of the Senior Notes, was released as a guarantor under the indenture. As of December 31, 2014, the Senior Notes are now fully and unconditionally guaranteed by Diamondback O&G LLC, Diamondback E&P LLC and White Fang Energy LLC and will also be guaranteed by any future restricted subsidiaries of Diamondback. The net proceeds from the Senior Notes were used to fund the acquisition of mineral interests underlying approximately 14,804 gross (12,687 net) acres in Midland County, Texas in the Permian Basin.
The Senior Notes were issued under, and are governed by, an indenture among the Company, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as the trustee, as supplemented (the “Indenture”). The Indenture contains certain covenants that, subject to certain exceptions and qualifications, among other things, limit the Company’s ability and the ability of the restricted subsidiaries to incur or guarantee additional indebtedness, make certain investments, declare or pay dividends or make other distributions on, or redeem or repurchase, capital stock, prepay subordinated indebtedness, sell assets including capital stock of subsidiaries, agree to payment restrictions affecting the Company’s restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with affiliates, incur liens, engage in business other than the oil and gas business and designate certain of the Company’s subsidiaries as unrestricted subsidiaries. If the Company experiences certain kinds of changes of control or if it sells certain of its assets, holders of the Senior Notes may have the right to require the Company to repurchase their Senior Notes.
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
Credit Facility-Wells Fargo Bank
On June 9, 2014, Diamondback entered into a first amendment (the “first amendment”) and on November 13, 2014, Diamondback entered into a second amendment (the “second amendment”) to the second amended and restated credit agreement, dated November 1, 2013 (together, the “credit agreement”). The first amendment modified certain provisions of the credit agreement to, among other things, allow the Company to designate one or more of its subsidiaries as “Unrestricted Subsidiaries” that are not subject to certain restrictions contained in the credit agreement. In connection with the Viper Offering, the Company designated the Partnership, the General Partner and Viper Energy LLC as unrestricted subsidiaries under the credit agreement. As of December 31, 2014, the loan is guaranteed by Diamondback, Diamondback E&P LLC and White Fang Energy LLC and will also be guaranteed by any future restricted subsidiaries of Diamondback. The credit agreement is also secured by substantially all of the assets of the Company, Diamondback O&G LLC and the guarantors.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

The second amendment increased the maximum amount of the credit facility to $2.0 billion, modified the dates and deadlines of the credit agreement relating to the scheduled borrowing base redeterminations based on the Company’s oil and natural gas reserves and other factors (the “borrowing base”) and added new provisions that allow the Company to elect a commitment amount that is less than its borrowing base as determined by the lenders. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, the Company may request up to three additional redeterminations of the borrowing base during any 12-month period. As of December 31, 2014, the borrowing base was set at $750.0 million, of which the Company had elected a commitment amount of $500.0 million, and the Company had outstanding borrowings of $223.5 million.

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

The covenant prohibiting additional indebtedness allows for the issuance of unsecured debt of up to $750.0 million in the form of senior or senior subordinated notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be repaid. As of December 31, 2014, the Company had $450.0 million of senior unsecured notes outstanding.

As of December 31, 2014 and December 31, 2013, the Company was in compliance with all financial covenants under its revolving credit facility, as then in effect. The lenders may accelerate all of the indebtedness under the Company’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.
Partnership Credit Facility-Wells Fargo Bank
On July 8, 2014, the Partnership entered into a secured revolving credit agreement with Wells Fargo, as the administrative agent, sole book runner and lead arranger. The credit agreement, which was amended August 15, 2014 to add additional lenders to the lending group, provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on the Partnership’s oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. As of December 31, 2014, the borrowing base was set at $110.0 million. The Partnership had no outstanding borrowings as of December 31, 2014.
The outstanding borrowings under the credit agreement bear interest at a rate elected by the Partnership that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5%

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

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
Interest expense
The following amounts have been incurred and charged to interest expense for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Interest expense	$36,669	$10,322	$3,009
Less capitalized interest	(5,275)	(3,951)
Other fees and expenses	3,121	1,688	601
Total interest expense	34,515	8,059	3,610

9.    CAPITAL STOCK AND EARNINGS PER SHARE
As of December 31, 2014, Diamondback had completed the following equity offerings since the closing of its initial public offering on October 17, 2012:
In May 2013, the Company completed an underwritten primary public offering of 5,175,000 shares of common stock, which included 675,000 shares of common stock issued pursuant to an option to purchase additional shares granted to the underwriters. The stock was sold to the public at $29.25 per share and the Company received net proceeds of approximately $144.4 million from the sale of these shares of common stock, net of offering expenses and underwriting discounts and commissions.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

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
In July 2014, the Company completed an underwritten public offering of 5,750,000 shares of common stock, which included 750,000 shares of common stock issued pursuant to an option to purchase additional shares granted to the underwriters. The stock was sold to the public at $87.00 per share and the Company received net proceeds of approximately $485.0 million from the sale of these shares of common stock, net of offering expenses and underwriting discounts and commissions.
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

	2014
			Per
	Income	Shares	Share

	(in thousands, except per share amounts)
Basic:
Net income attributable to common stock	$193,755	52,826	$3.67
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable	$—	471
Diluted:
Net income attributable to common stock	$193,755	53,297	$3.64

	2013
			Per
	Income	Shares	Share

	(in thousands, except per share amounts)
Basic:
Net income attributable to common stock	$54,587	42,015	$1.30
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable	$—	240
Diluted:
Net income attributable to common stock	$54,587	42,255	$1.29

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

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
	(in thousands, except per share amounts)
Basic:
Pro forma net income attributable to common stock	$11,829	19,721	$0.60
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable	$—	3
Diluted:
Pro forma net income attributable to common stock	$11,829	19,724	$0.60
10.    STOCK AND UNIT BASED COMPENSATION
On October 10, 2012, the Board of Directors approved the Diamondback Energy, Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which is intended to provide eligible employees with equity-based incentives. The 2012 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted awards (restricted stock and restricted stock units), performance awards, and stock appreciation rights, or any combination of the foregoing. A total of 2,500,000 shares of the Company’s common stock has been reserved for issuance pursuant to this plan. Previous to the 2012 Plan, each of the Company’s Executive Officers was provided with an option to acquire a percentage membership interest in Windsor Permian. In connection with the IPO and the 2012 Plan, these options were canceled and replaced with the right to receive a cash payment, restricted stock units and stock options. Such grant of new awards was deemed to be a modification of old awards and was accounted for as a modification of the original awards. The modification date for these awards was October 11, 2012, which was the date the Company’s IPO was priced at $17.50 per share. Eight employees were affected by this modification. As a result of the modification, incremental compensation cost of $4,588,000 was recognized on the modification date to recognize the portion of awards that are vested and includes cash payments of $2,813,000. In addition to the compensation expense recognized on the modification date, $5,866,000 of compensation expense will be recognized over the remaining service period and a liability of $333,000 was recognized ratably over one year as the Company’s chief executive officer received a cash payment on the first anniversary date of the IPO. The modification did not change the original vesting or exercise periods. As a result, options vest in four substantially equal annual installments commencing on the first anniversary of the original date of grant and are exercisable for five years from the original date of grant.
The following table presents the effects of the equity and stock based compensation plans and related costs:

	2014	2013	2012

	(In thousands)
General and administrative expenses	$9,816	$2,983	$3,757
Stock based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	4,437	972	2,537
Related income tax benefit	—	704	930

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

to the Viper LTIP. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The Viper LTIP is administered by the Board of Directors of the General Partner or a committee thereof.
Stock Options
In accordance with the 2012 Plan, the exercise price of stock options granted may not be less than the market value of the stock at the date of grant. The shares issued under the 2012 Plan will consist of new shares of Company stock. Unless otherwise specified in an agreement, options become exercisable ratably over a five-year period. However, as described above, options associated with the modification vest in four substantially equal annual installments and are exercisable for five years from the date of grant.
The fair value of the stock options on the date of grant is expensed over the applicable vesting period. The Company estimates the fair values of stock options granted using a Black-Scholes option valuation model, which requires the Company to make several assumptions. The Company does not have a long history of market prices, thus the expected volatility was determined using the historical volatility for a peer group of companies. The expected term of options granted was determined based on the contractual term of the awards and remaining vesting term at the modification date. The risk-free interest rate is based on the U.S. treasury yield curve rate for the expected term of the option at the date of grant. The Company does not anticipate paying cash dividends; therefore, the expected dividend yield was assumed to be zero. All such amounts represent the weighted-average amounts for each year. The following table presents a summary of the weighted average grant-date fair values and related assumptions for 2013 and 2012. No stock options were granted during the year ended December 31, 2014.

	2013	2012
Grant-date fair value	$6.51	$4.41
Expected volatility	36.9%	40.0%
Expected dividend yield	0.0%	0.0%
Expected term (in years)	3.8	3.8
Risk-free rate	0.57%	0.33%

The following table presents the Company’s stock option activity under the 2012 Plan for the year ended December 31, 2014.

		Weighted Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding at December 31, 2013	712,955	$17.96
Granted	—	$—
Exercised	(399,850)	$17.71
Expired/Forfeited	—	$—
Outstanding at December 31, 2014	313,105	$18.29	1.98	$12,991

Vested and Expected to vest at December 31, 2014	313,105	$18.29	1.98	$12,991
Exercisable at December 31, 2014	65,855	$17.50	1.78	$2,784
The aggregate intrinsic value of stock options that were exercised during the year ended December 31, 2014 and 2013 was $22,015,000 and $5,717,000, respectively. There were no stock options that were exercised during the year ended December 31, 2012. As of December 31, 2014, the unrecognized compensation cost related to unvested stock options was $706,000. Such cost is expected to be recognized over a weighted-average period of 1.1 years.
Restricted Stock Units

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

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
The following table presents the Company’s restricted stock units activity under the 2012 Plan during the year ended December 31, 2014.

		Weighted Average
	Restricted Stock	Grant-Date
	Units	Fair Value
Unvested at December 31, 2013	132,499	$19.20
Granted	149,647	$66.94
Vested	(113,563)	$36.48
Forfeited	(1,292)	$44.03
Unvested at December 31, 2014	167,291	$49.99
The aggregate fair value of restricted stock units that vested during the year ended December 31, 2014, 2013 and 2012 was $8,203,000, $3,310,000 and $1,269,000, respectively. As of December 31, 2014, the Company’s unrecognized compensation cost related to unvested restricted stock awards and units was $5,417,000. Such cost is expected to be recognized over a weighted-average period of 1.4 years.
Performance Based Restricted Stock Units
To provide long-term incentives for the executive officers to deliver competitive returns to the Company’s stockholders, the Company has granted performance based restricted stock units to eligible employees. The ultimate number of shares awarded from these conditional restricted stock units is based upon measurement of total stockholder return of the Company’s common stock (“TSR”) as compared to a designated peer group during a three-year performance period. In February 2014, eligible employees received initial performance restricted stock unit awards totaling 79,150 units from which a minimum of 0% and a maximum of 200% units could be awarded. The awards have a performance period of January 1, 2013 to December 31, 2015 and cliff vest at December 31, 2015. There were no performance restricted stock units issued or outstanding during the years ended December 31, 2013 or 2012.
The fair value of each performance restricted stock unit is estimated at the date of grant using a Monte Carlo simulation, which results in an expected percentage of units to be earned during the performance period. The following table presents a summary of the grant-date fair values of performance restricted stock units granted and the related assumptions.

2014
Grant-date fair value	$125.63
Risk-free rate	0.30%
Company volatility	39.60%

The following table presents the Company’s performance restricted stock units activity under the 2012 Plan for the year ended December 31, 2014.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

	Performance	Weighted Average
	Restricted Stock	Grant-Date
	Units	Fair Value
Unvested at December 31, 2013	—	$—
Granted	79,150	$125.63
Vested	—	$—
Forfeited	—	$—
Unvested at December 31, 2014 (1)	79,150	$125.63

(1)		A maximum of 158,300 units could be awarded based upon the Company’s final TSR ranking.
As of December 31, 2014, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $5,391,000. Such cost is expected to be recognized over a weighted-average period of 1.0 years.
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

The following table presents the unit option activity under the Viper LTIP for the year ended December 31, 2014.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

		Weighted Average
	Unit	Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding at December 31, 2013	—	$—
Granted	2,500,000	$26.00
Outstanding at December 31, 2014	2,500,000	$26.00	2.47	$—

Vested and Expected to vest at December 31, 2014	2,500,000	$26.00	2.47	$—
Exercisable at December 31, 2014	—	$—	—	$—
As of December 31, 2014, the unrecognized compensation cost related to unvested unit options was $8,706,000. Such cost is expected to be recognized over a weighted-average period of 2.5 years.
Phantom Units
Under the Viper LTIP, the Board of Directors of the General Partner is authorized to issue phantom units to eligible employees. The Partnership estimates the fair value of phantom units as the closing price of the Partnership’s common units on the grant date of the award, which is expensed over the applicable vesting period. Upon vesting the phantom unit entitles the recipient one common unit of the Partnership for each phantom unit.
The following table presents the phantom unit activity under the Viper LTIP for the year ended December 31, 2014.

		Weighted Average
	Phantom	Grant-Date
	Units	Fair Value
Unvested at December 31, 2013	—	$—
Granted	26,664	$19.51
Vested	(8,888)	$19.51
Forfeited	—	$—
Unvested at December 31, 2014	17,776	$19.51
The aggregate fair value of phantom units that vested during the year ended December 31, 2014 was $173,000. As of December 31, 2014, the unrecognized compensation cost related to unvested phantom units was $313,000. Such cost is expected to be recognized over a weighted-average period of 1.5 years.
11.    RELATED PARTY TRANSACTIONS

Administrative Services
An entity under common management provided technical, administrative and payroll services to the Company under a shared services agreement which began March 1, 2008. The initial term of this shared service agreement was two years. Since the expiration of such two-year period on March 1, 2010, the agreement, by its terms continued on a month-to-month basis. Effective August 31, 2014, this agreement was mutually terminated. For the years ended December 31, 2014, 2013 and 2012, the Company incurred total costs of $11,000, $207,000 and $4,419,000, respectively. Costs incurred unrelated to drilling activities are expensed and costs incurred in the acquisition, exploration and development of proved oil and natural gas properties have been capitalized. The Company had no outstanding amount payable at December 31, 2014 and owed the administrative services affiliate $17,000 at December 31, 2013. These amounts are included in accounts payable-related party in the accompanying consolidated balance sheets.

Effective January 1, 2012, the Company entered into an additional shared services agreement with this entity. Under this agreement, the Company provided this entity and, at its request, certain affiliates, with consulting, technical and administrative services. The initial term of the additional shared services agreement was two years. Thereafter, the

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

agreement continued on a month-to-month basis subject to the right of either party to terminate the agreement upon thirty days prior written notice. Effective August 31, 2014, this agreement was mutually terminated. Costs that are attributable to and billed to other affiliates are reported as other income-related party. For the years ended December 31, 2014, 2013 and 2012, the affiliate reimbursed the Company $121,000, $1,077,000 and $2,132,000, respectively, for services under the shared services agreement. As of December 31, 2014 the affiliate owed the company $15,000 and at December 31, 2013 had no outstanding amounts payable to the Company.
Drilling Services
Bison Drilling and Field Services LLC (“Bison”), an entity controlled by Wexford, has performed drilling and field services for the Company under master drilling and field service agreements. Under the Company’s most recent master drilling agreement with Bison, effective as of January 1, 2013, Bison committed to accept orders from the Company for the use of at least two of its rigs. At December 31, 2014, the Company was not utilizing any Bison rigs. This master drilling agreement is terminable by either party on 30 days’ prior written notice, although neither party will be relieved of its respective obligations arising from a drilling contract being performed prior to the termination of the master drilling agreement. For the years ended December 31, 2014, 2013 and 2012, the Company incurred total costs for services performed by Bison of $3,544,000, $13,921,000 and $16,040,000, respectively. The Company had no outstanding amounts payable to Bison as of December 31, 2014 and December 31, 2013.
Effective September 9, 2013, the Company entered into a master service agreement with Panther Drilling Systems LLC (“Panther Drilling”), an entity controlled by Wexford, under which Panther Drilling provides directional drilling and other services. This master service agreement is terminable by either party on 30 days’ prior written notice, although neither party will be relieved of its respective obligations arising from work performed prior to the termination of the master service agreement. In the third quarter 2013, the Company began using Panther Drilling’s directional drilling services. The Company incurred $305,000 and $176,000 for services performed for the years ended December 31, 2014 and 2013, respectively. The Company had no outstanding amounts payable to Panther Drilling as of December 31, 2014 and December 31, 2013.
Coronado Midstream
The Company is party to a gas purchase agreement, dated May 1, 2009, as amended, with Coronado Midstream LLC (“Coronado Midstream”), formerly known as MidMar Gas LLC, an entity affiliated with Wexford, that owns a gas gathering system and processing plant in the Permian Basin. Under this agreement, Coronado Midstream is obligated to purchase from the Company, and the Company is obligated to sell to Coronado Midstream, all of the gas conforming to certain quality specifications produced from certain of the Company’s Permian Basin acreage. Following the expiration of the initial ten year term, the agreement will continue on a year-to-year basis until terminated by either party on 30 days’ written notice. Under the gas purchase agreement, Coronado Midstream is obligated to pay the Company 87% of the net revenue received by Coronado Midstream for all components of the Company’s dedicated gas, including the liquid hydrocarbons, and the sale of residue gas, in each case extracted, recovered or otherwise processed at Coronado Midstream’s gas processing plant, and 94.56% of the net revenue received by Coronado Midstream from the sale of such gas components and residue gas, extracted, recovered or otherwise processed at Chevron’s Headlee plant. The Company recognized revenues from Coronado Midstream of $24,404,000, $7,230,000 and $4,050,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The Company recognized production and ad valorem taxes and gathering and transportation expenses from Coronado Midstream of $4,148,000, $1,181,000 and $587,000 for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and December 31, 2013, Coronado Midstream owed the Company $3,986,000 and $1,303,000, respectively, for the Company’s portion of the net proceeds from the sale of gas, gas products and residue gas.
Sand Supply
Muskie Proppant LLC (“Muskie”), an entity affiliated with Wexford, processes and sells fracing grade sand for oil and natural gas operations. The Company began purchasing sand from Muskie in March 2013. On May 16, 2013, the Company entered into a master services agreement with Muskie, pursuant to which Muskie agreed to sell custom natural sand proppant to the Company based on the Company’s requirements. The Company is not obligated to place any orders with, or accept any offers from, Muskie for sand proppant. The agreement may be terminated at the option of either party on 30 days’ notice. The Company incurred no costs and costs of $743,000 for sand purchased from Muskie for the years ended December 31, 2014 and 2013, respectively. The Company had no outstanding amounts payable to Muskie as of December 31, 2014 or December 31, 2013.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

Midland Leases
Effective May 15, 2011, the Company occupied corporate office space in Midland, Texas under a lease with a five-year term. The office space is owned by an entity controlled by an affiliate of Wexford. The Company paid $435,000, $214,000 and $155,000 for the years ended December 31, 2014, 2013 and 2012, respectively, under this lease. In the second and third quarters of 2013, the Company amended this agreement to increase the size of the leased premises. The monthly rent under the lease increased from $13,000 to $15,000 beginning on August 1, 2013 and increased further to $25,000 beginning on October 1, 2013. In the fourth quarter of 2014, the Company amended this agreement to increase the size of the leased premises. The monthly rent increased from $25,000 to $53,000 beginning on December 1, 2014. The monthly rent will continue to increase approximately 4% annually on June 1 of each year during the remainder of the lease term.
The Company leased field office space in Midland, Texas from an unrelated third party from March 1, 2011 to March 1, 2014. Effective March 1, 2014, the building was purchased by an entity controlled by an affiliate of Wexford. The remaining term of the lease as of March 1, 2014 is four years. The Company paid rent of $129,000 to the related party for the year ended December 31, 2014. The monthly base rent is $11,000 which will increase 3% annually on March 1 of each year during the remainder of the lease term. During the third quarter of 2014, the Company negotiated a sublease with Bison, in which Bison will lease the field office space for the same term as the initial lease and will pay the monthly rent of $11,000 which will increase 3% annually on March 1 of each year during the remainder of the lease term.
Oklahoma City Lease
Effective January 1, 2012, the Company occupied corporate office space in Oklahoma City, Oklahoma under a lease with a 67 month term. The office space is owned by an entity controlled by an affiliate of Wexford. The Company paid $188,000, $244,000 and $329,000 for the years ended December 31, 2014, 2013 and 2012, respectively, under this lease. Effective April 1, 2013, the Company amended this lease to increase the size of the leased premises, at which time the monthly base rent increased to $19,000 for the remainder of the lease term. The Company was also responsible for paying a portion of specified costs, fees and expenses associated with the operation of the premises. Effective September 23, 2014, this lease agreement was mutually terminated.
Advisory Services Agreement & Professional Services from Wexford
The Company entered into an advisory services agreement (the “Advisory Services Agreement”) with Wexford, dated as of October 11, 2012, under which Wexford provides the Company with general financial and strategic advisory services related to the business in return for an annual fee of $500,000, plus reasonable out-of-pocket expenses. The Advisory Services Agreement has a term of two years commencing on October 18, 2012, and will continue for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. In the event the Company terminates such agreement, it is obligated to pay all amounts due through the remaining term. In addition, the Company agreed to pay Wexford to-be-negotiated market-based fees approved by the Company’s independent directors for such services as may be provided by Wexford at the Company’s request in connection with future acquisitions and divestitures, financings or other transactions in which the Company may be involved. The services provided by Wexford under the Advisory Services Agreement do not extend to the Company’s day-to-day business or operations. The Company has agreed to indemnify Wexford and its affiliates from any and all losses arising out of or in connection with the Advisory Services Agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct. The Company incurred total costs of $8,000,000, $500,000 and $191,000 for the years ended December 31, 2014, 2013 and 2012, respectively, under the Advisory Services Agreement. For the year ended December 31, 2014, the total amount of $8,000,000 was paid by cash payments of $4,250,000 and the issuance to Wexford of 63,786 shares of the Company’s common stock. Wexford provides certain professional services to the Company, for which the Company incurred total costs of $119,000 for the year ended December 31, 2012. As of December 31, 2014 and December 31, 2013, the Company had no outstanding amounts payable to Wexford for either period.
Advisory Services Agreement- Viper Energy Partners LP
In connection with the closing of the Viper Offering, the Partnership and General Partner entered into an advisory services agreement (the “Viper Advisory Services Agreement”) with Wexford, dated as of June 23, 2014, under which Wexford provides the Partnership and our General Partner with general financial and strategic advisory

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

services related to the business in return for an annual fee of $500,000, plus reasonable out-of-pocket expenses. The Viper Advisory Services Agreement has a term of two years commencing on June 23, 2014, and will continue for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. In the event the Partnership or General Partner terminates such agreement, the Partnership is obligated to pay all amounts due through the remaining term. In addition, the Partnership and General Partner have agreed to pay Wexford to-be-negotiated market-based fees approved by the conflict committee of the board of directors of our General Partner for such services as may be provided by Wexford at our request in connection with future acquisitions and divestitures, financings or other transactions in which we may be involved. The services provided by Wexford under the Viper Advisory Services Agreement do not extend to the Partnership or General Partners day-to-day business or operations. The Partnership and General Partner have agreed to indemnify Wexford and its affiliates from any and all losses arising out of or in connection with the Viper Advisory Services Agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct. For the year ended December 31, 2014, the Partnership incurred costs of $276,000 under the agreement. As of December 31, 2014, the Partnership had no outstanding amounts payable to Wexford.
Secondary Offering Costs
On November 17, 2014, Gulfport Energy Corporation (“Gulfport”) and certain entities controlled by Wexford completed an underwritten secondary public offering of 2,000,000 shares of the Company’s common stock and, on November 13, 2014, the underwriters purchased an additional 300,000 shares of the Company’s common stock from these selling stockholders pursuant to an option to purchase such additional shares granted to the underwriters. The shares were sold to the underwriters at $64.54 per share and the selling stockholders received all proceeds from this offering after deducting the underwriting discount. The Company incurred costs of $86,000 related to this secondary public offering.

On September 23, 2014, Gulfport and certain entities controlled by Wexford completed an underwritten secondary public offering of 2,500,000 shares of the Company’s common stock. The shares were sold to the underwriters at $75.44 per share and the selling stockholders received all proceeds from this offering after deducting the underwriting discount. The Company incurred costs of $103,000 related to this secondary public offering.

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

12.    INCOME TAXES

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

The components of the provision for income taxes for the years ended December 31, 2014, 2013 and 2012 are as follows:

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

	Year Ended December 31,
	2014	2013	2012

	(In thousands)
Current income tax provision:
Federal	$—	$191	$—
State	—	—	—
Total current income tax provision	—	191	—
Deferred income tax provision:
Federal	106,107	30,768	53,319
State	2,878	795	1,584
Total deferred income tax provision	108,985	31,563	54,903
Total provision for income taxes	$108,985	$31,754	$54,903

Deferred recognized at date of Merger - change in tax status of Predecessors			54,142
Deferred as a result of operations from October 11, 2012 through December 31, 2012			761

A reconciliation of the statutory federal income tax amount to the recorded expense is as follows:

	Year Ended December 31,
	2014	2013	2012

	(In thousands)
Income tax expense at the federal statutory rate (35%)	$105,959	$30,231	$6,434
Deduction for pre-merger LLC earnings	—	—	(5,717)
Income tax expense relating to change in tax status	—	—	54,142
State income tax expense, net of federal tax benefit	2,878	517	42
Non-deductible expenses	148	1,006	2
Provision for income taxes	$108,985	$31,754	$54,903

The components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

	December 31,
	2014	2013

	(In thousands)
Current:
Deferred tax assets
Derivative instruments	$—	$—
Other	1,950	265
Total current deferred tax assets	1,950	265
Deferred tax liabilities
Derivative instruments	41,903	153
Total current deferred tax liabilities	41,903	153
Net current deferred tax assets	(39,953)	112
Noncurrent:
Deferred tax assets
Net operating loss carryforwards (subject to 20 year expiration)	49,627	—
Stock based compensation	2,520	346
Alternative minimum tax credit carryforward	33	191
Other	—	20
Total noncurrent deferred tax assets	52,180	557
Deferred tax liabilities
Oil and natural gas properties and equipment	213,772	92,321
Other	—	—
Total noncurrent deferred tax liabilities	213,772	92,321
Net noncurrent deferred tax liabilities	161,592	91,764
Net deferred tax liabilities	$201,545	$91,652

As of December 31, 2014, the Company also had recognized a $33,000 deferred tax asset related to alternative minimum tax credits which have no expiration date and will be available or use against tax on future taxable income.

13. DERIVATIVES

All derivative financial instruments are recorded at fair value. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the cash and non-cash changes in fair value in the combined consolidated statements of operations under the caption “Gain (loss) on derivative instruments, net.”

The Company has used price swap contracts to reduce price volatility associated with certain of its oil sales. With respect to the Company’s fixed price swap contracts, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is less than the swap price, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. The Company’s derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on Argus Louisiana light sweet pricing, New York Mercantile Exchange West Texas Intermediate pricing or Inter–Continental Exchange (“ICE”) pricing for Brent crude oil.
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

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

not required to post any collateral. The Company does not require collateral from its counterparties. The Company has entered into derivative instruments only with counterparties that are also lenders in our credit facility and have been deemed an acceptable credit risk.
As of December 31, 2014, the Company had open crude oil derivative positions with respect to future production as set forth in the table below. When aggregating multiple contracts, the weighted average contract price is disclosed.

Crude Oil—Argus Louisiana Light Sweet Fixed Price Swap

Production Period	Volume (Bbls)	Fixed Swap Price
January - December 2015	1,426,000	93.02

Crude Oil—NYMEX West Texas Intermediate Fixed Price Swap

Production Period	Volume (Bbls)	Fixed Swap Price
January - December 2015	1,825,000	84.10

Crude Oil—ICE Brent Fixed Price Swap

Production Period	Volume (Bbls)	Fixed Swap Price
February - December 2015	640,000	88.78
January - February 2016	91,000	88.72

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

The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties and the resulting net amounts presented in the Company’s consolidated balance sheets as of December 31, 2014 and December 31, 2013.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

	December 31, 2014

	(in thousands)
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Derivative assets	$117,541	$—	$117,541

	December 31, 2013

	(in thousands)
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Derivative assets	$998	$(567)	$431

The net amounts are classified as current or noncurrent based on their anticipated settlement dates. The net fair value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

	December 31,	December 31,
	2014	2013

	(in thousands)
Current Assets: Derivative instruments	$115,607	$213
Noncurrent Assets: Derivative instruments	1,934	218
Total Assets	$117,541	$431

None of the Company’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following table summarizes the gains and losses on derivative instruments included in the combined consolidated statements of operations:

	Year Ended December 31,
	2014	2013	2012

	(in thousands)
Change in fair value of open non-hedge derivative instruments	$117,109	$5,346	$8,057
Gain (loss) on settlement of non-hedge derivative instruments	10,430	(7,218)	(5,440)
Gain (loss) on derivative instruments	$127,539	$(1,872)	$2,617

14.    FAIR VALUE MEASUREMENTS
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

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

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
The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013.

	Fair value measurements at December 31, 2014 using:

	(in thousands)
	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Fixed price swaps	$—	$117,541	$—	$117,541

	Fair value measurements at December 31, 2013 using:

	(in thousands)
	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Fixed price swaps	$—	$431	$—	$431

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

	December 31, 2014		December 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(in thousands)
Debt:
Revolving credit facility	$223,500	$223,500	$10,000	$10,000
7.625% Senior Notes due 2021	450,000	440,438	450,000	460,406
Partnership revolving credit facility	—	—	—	—

The fair value of the revolving credit facility approximates its carrying value based on borrowing rates available to the Company for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Senior Notes was determined using the December 31, 2014 quoted market price, a Level 1 classification in the fair value hierarchy. The fair value of the Partnership’s revolving credit facility approximates its carrying value based on borrowing rates available to us for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The Partnership had no outstanding borrowings as of December 31, 2014.

15.    COMMITMENTS AND CONTINGENCIES
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

Lease Commitments
The following is a schedule of minimum future lease payments with commitments that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2014:

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

Year Ending December 31,	Drilling Rig Commitments	Office and Equipment Leases

2015	23,380	$1,112
2016	27,317	745
2017	19,892	483
2018	13,031	373
2019	—	210
Thereafter	—	—
Total	83,620	$2,923

The Company leases office space in Midland, Texas from related parties and office space in Oklahoma City, OK from an unrelated third party. Refer to Note 11—Related Party Transactions for further information on the related party lease agreements. The following table presents rent expense for the years ended December 31, 2014, 2013 and 2012.

	For the years ended
	December 31,
	2014	2013	2012
Rent Expense	$852	$571	$547
Drilling contracts
As of December 31, 2014, the Company had entered into drilling rig contracts with one related party and various third parties in the ordinary course of business to ensure rig availability to complete the Company’s drilling projects. Refer to Note 11—Related Party Transactions for further information on the related party drilling agreement. These commitments are not recorded in the accompanying consolidated balance sheets. Future commitments as of December 31, 2014 total approximately $83.6 million.

Oil production purchase agreement
On May 24, 2012, the Company entered into an oil purchase agreement with Shell Trading (US) Company ("Shell Trading"), in which the Company is obligated to commence delivery of specified quantities of oil to Shell Trading upon completion of the reversal of the Magellan Longhorn pipeline and its conversion for oil shipment, which occurred on October 1, 2013. The Company’s agreement with Shell Trading has an initial term of 5 years from the completion date. The Company’s maximum delivery obligation under this agreement is 8,000 gross barrels per day. The Company has a one-time right to elect to decrease the contract quantity by not more than 20% of the then-current quantity, which decreased contract quantity will be effective for the remainder of the term of the agreement. The Company will receive the price per barrel of oil based on the arithmetic average of the daily settlement price for “Light Sweet Crude Oil” Prompt Month future contracts reported by the New York Mercantile Exchange over the one-month period, as adjusted based on adjustment formulas specified in the agreement. If the Company fails to deliver the required quantities of oil under the agreement during any three-month period following the service commencement date, the Company has agreed to pay Shell Trading a deficiency payment, which is calculated by multiplying (i) the volume of oil that the Company failed to deliver as required under the agreement during such period by (ii) Magellan’s Longhorn Spot tariff rate in effect for transportation from Crane, Texas to the Houston Ship Channel for the period of time for which such deficiency volume is calculated. The agreement may be terminated by Shell Trading in the event that Shell Trading’s contract for transportation on the pipeline is terminated.

Defined contribution plan
The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 100% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes matching contributions of up to 6% of an

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

employee’s compensation and may make additional discretionary contributions for eligible employees. Employer contributions vest in equal annual installments over a four year period. For the years ended December 31, 2014, 2013 and 2012 the Company paid $428,000, $262,000 and $86,000, respectively, in contributions to the plan.

16.    SUBSEQUENT EVENTS
In January 2015, the Company completed an underwritten public offering of 2,012,500 shares of common stock, which included 262,500 shares of common stock issued pursuant to an option to purchase additional shares granted to the underwriters. The stock was sold to the underwriters at $59.34 per share and the Company received net proceeds of approximately $119.4 million from the sale of these shares of common stock, net of offering expenses and underwriting discounts and commissions.

17.    GUARANTOR FINANCIAL STATEMENTS
Diamondback E&P, Diamondback O&G and White Fang Energy LLC (the “Guarantor Subsidiaries”) are guarantors under the Indenture relating to the Senior Notes. On June 23, 2014, in connection with the initial public offering of Viper Energy Partners LP, the Company designated the Partnership, its general partner, Viper Energy Partners GP, and the Partnership’s subsidiary Viper Energy Partners LLC (the “Non-Guarantor Subsidiaries”) as unrestricted subsidiaries under the Indenture and, upon such designation, Viper Energy Partners LLC, which was a guarantor under the Indenture prior to such designation, was released as a guarantor under the Indenture. Viper Energy Partners LLC is a limited liability company formed on September 18, 2013 to own and acquire mineral and other oil and natural gas interests in properties in the Permian Basin in West Texas. The following presents condensed combined consolidated financial information for the Company (“Parent”), the Guarantor Subsidiaries, the Non–Guarantor Subsidiaries and on a consolidated basis. Elimination entries presented are necessary to combine the entities. The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the Guarantor Subsidiaries operated as independent entities. The Company has not presented separate financial and narrative information for each of the Guarantor Subsidiaries because it believes such financial and narrative information would not provide any additional information that would be material in evaluating the sufficiency of the Guarantor Subsidiaries.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

Condensed Consolidated Balance Sheet
December 31, 2014
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$6	$15,067	$15,110	$—	$30,183
Restricted cash	—	—	500	—	500
Accounts receivable	—	85,752	8,239	2	93,993
Accounts receivable - related party	—	4,001	—	—	4,001
Intercompany receivable	1,658,215	2,167,434	—	(3,825,649)	—
Inventories	—	2,827	—	—	2,827
Other current assets	562	119,392	253	—	120,207
Total current assets	1,658,783	2,394,473	24,102	(3,825,647)	251,711
Property and equipment
Oil and natural gas properties, at cost, based on the full cost method of accounting	—	2,607,513	511,084	—	3,118,597
Pipeline and gas gathering assets	—	7,174	—	—	7,174
Other property and equipment	—	48,180	—	—	48,180
Accumulated depletion, depreciation, amortization and impairment	—	(351,200)	(32,799)	1,855	(382,144)
	—	2,311,667	478,285	1,855	2,791,807
Investment in subsidiaries	839,217	—	—	(839,217)	—
Other assets	9,155	7,793	35,015	—	51,963
Total assets	$2,507,155	$4,713,933	$537,402	$(4,663,009)	$3,095,481
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$—	$26,224	$6	$—	$26,230
Intercompany payable	95,362	3,730,287	—	(3,825,649)	—
Other current liabilities	49,190	189,264	2,045	—	240,499
Total current liabilities	144,552	3,945,775	2,051	(3,825,649)	266,729
Long-term debt	450,000	223,500	—	—	673,500
Asset retirement obligations	—	8,447	—	—	8,447
Deferred income taxes	161,592	—	—	—	161,592
Total liabilities	756,144	4,177,722	2,051	(3,825,649)	1,110,268
Commitments and contingencies
Stockholders’ equity:	1,751,011	536,211	535,351	(1,071,562)	1,751,011
Noncontrolling interest	—	—	—	234,202	234,202
Total equity	1,751,011	536,211	535,351	(837,360)	1,985,213
Total liabilities and equity	$2,507,155	$4,713,933	$537,402	$(4,663,009)	$3,095,481

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2014
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$377,712	$—	$71,532	$449,244
Natural gas sales	—	15,240	—	2,788	18,028
Natural gas liquid sales	—	24,545	—	3,901	28,446
Royalty income	—	—	77,767	(77,767)	—
Total revenues	—	417,497	77,767	454	495,718
Costs and expenses:
Lease operating expenses	—	55,384	—	—	55,384
Production and ad valorem taxes	—	27,242	5,377	19	32,638
Gathering and transportation	—	3,294	—	(6)	3,288
Depreciation, depletion and amortization	—	143,477	27,601	(1,073)	170,005
General and administrative expenses	10,879	7,189	4,372	(1,174)	21,266
Asset retirement obligation accretion expense	—	467	—	—	467
Total costs and expenses	10,879	237,053	37,350	(2,234)	283,048
Income (loss) from operations	(10,879)	180,444	40,417	2,688	212,670
Other income (expense)
Interest income - intercompany	10,755	1	—	(10,755)	1
Interest expense	(30,281)	(3,747)	(487)	—	(34,515)
Interest expense - intercompany	—	—	(10,755)	10,755	—
Other income	6	91	459	—	556
Other income - intercompany	—	1,027	—	(906)	121
Other expense	—	(1,416)	—	—	(1,416)
Other expense - intercompany	—	—	—	—	—
Gain (loss) on derivative instruments, net	—	127,539	—	—	127,539
Total other income (expense), net	(19,520)	123,495	(10,783)	(906)	92,286
Income (loss) before income taxes	(30,399)	303,939	29,634	1,782	304,956
Provision for income taxes	108,985	—	—	—	108,985
Net income (loss)	(139,384)	303,939	29,634	1,782	195,971
Less: Net income attributable to noncontrolling interest	—	—	—	2,216	2,216
Net income (loss) attributable to Diamondback Energy, Inc.	$(139,384)	$303,939	$29,634	$(434)	$193,755

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2013
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$174,868	$—	$13,885	$188,753
Natural gas sales	—	5,852	—	397	6,249
Natural gas liquid sales	—	12,295	—	705	13,000
Royalty income	—	—	14,987	(14,987)	—
Total revenues	—	193,015	14,987	—	208,002
Costs and expenses:
Lease operating expenses	—	21,157	—	—	21,157
Production and ad valorem taxes	—	11,927	972	—	12,899
Gathering and transportation	—	918	—	—	918
Depreciation, depletion and amortization	—	61,398	5,199	—	66,597
General and administrative expenses	3,909	7,127	—	—	11,036
Asset retirement obligation accretion expense	—	201	—	—	201
Intercompany charges	—	—	87	(87)	—
Total costs and expenses	3,909	102,728	6,258	(87)	112,808
Income (loss) from operations	(3,909)	90,287	8,729	87	95,194
Other income (expense)
Interest income	1	—	—	—	1
Interest income - intercompany	5,741	—	—	(5,741)	—
Interest expense	(592)	(7,467)	(5,741)	5,741	(8,059)
Interest expense - intercompany	—	—	—	—	—
Other income	—	1,077	—	—	1,077
Other income - intercompany	—	87	—	(87)	—
Loss on derivative instruments, net	—	(1,872)	—	—	(1,872)
Total other income (expense), net	5,150	(8,175)	(5,741)	(87)	(8,853)
Income before income taxes	1,241	82,112	2,988	—	86,341
Provision for income taxes	31,754	—	—	—	31,754
Net income (loss)	$(30,513)	$82,112	$2,988	$—	$54,587

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

Condensed Combined Consolidated Statement of Operations
Year Ended December 31, 2012
(In thousands)
			Non–
		Guarantor	Guarantor		Combined
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$65,704	$—	$—	$65,704
Natural gas sales	—	2,379	—	—	2,379
Natural gas liquid sales	—	6,879	—	—	6,879
Total revenues	—	74,962	—	—	74,962
Costs and expenses:
Lease operating expenses	—	15,247	—	—	15,247
Production and ad valorem taxes	—	5,237	—	—	5,237
Gathering and transportation	—	424	—	—	424
Depreciation, depletion and amortization	—	26,273	—	—	26,273
General and administrative expenses	2,665	7,711	—	—	10,376
Asset retirement obligation accretion expense	—	98	—	—	98
Intercompany charges	—	84	—	(84)	—
Total costs and expenses	2,665	55,074	—	(84)	57,655
Income (loss) from operations	(2,665)	19,888	—	84	17,307
Other income (expense)
Interest income	—	3	—	—	3
Interest expense	—	(3,610)	—	—	(3,610)
Other income	—	2,132	—	—	2,132
Other income - intercompany	—	84	—	(84)	—
Gain on derivative instruments, net	—	2,617	—	—	2,617
Loss from equity investment	—	(67)	—	—	(67)
Total other income (expense), net	—	1,159	—	(84)	1,075
Income (loss) before income taxes	(2,665)	21,047	—	—	18,382
Provision for income taxes	54,903	—	—	—	54,903
Net income (loss)	$(57,568)	$21,047	$—	$—	$(36,521)

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2014
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$(8,862)	$313,438	$51,813	$—	$356,389

Cash flows from investing activities:
Additions to oil and natural gas properties	—	(493,063)	(5,276)	—	(498,339)
Acquisition of leasehold interests	—	(845,826)	—	—	(845,826)
Acquisition of mineral interests	—	—	(57,689)	—	(57,689)
Purchase of other property and equipment	—	(44,213)	—	—	(44,213)
Equity investments	—	(627)	(33,850)	—	(34,477)
Intercompany transfers	(642,978)	642,978	—	—	—
Other investing activities	—	(1,453)	—	—	(1,453)
Net cash used in investing activities	(642,978)	(742,204)	(96,815)	—	(1,481,997)
Cash flows from financing activities:
Proceeds from borrowing on credit facility	—	431,400	78,000	—	509,400
Repayment on credit facility	—	(217,900)	(78,000)	—	(295,900)
Proceeds from public offerings	693,886	—	234,546	—	928,432
Distribution to parent	—	—	(148,760)	148,760	—
Distribution from subsidiary	166,372	—	—	(166,372)	—
Distribution to non-controlling interest	—	—	(19,926)	17,612	(2,314)
Intercompany transfers	(217,900)	217,900	—	—	—
Other financing activities	8,962	(1,834)	(6,510)	—	618
Net cash provided by financing activities	651,320	429,566	59,350	—	1,140,236

Net increase in cash and cash equivalents	(520)	800	14,348	—	14,628
Cash and cash equivalents at beginning of period	526	14,267	762	—	15,555
Cash and cash equivalents at end of period	$6	$15,067	$15,110	$—	$30,183

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2013
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$12,302	$138,630	$4,845	$—	$155,777

Cash flows from investing activities:
Additions to oil and natural gas properties	—	(292,586)	—	—	(292,586)
Acquisition of leasehold interests	—	(195,893)	—	—	(195,893)
Acquisition of mineral interests	—	—	(444,083)	—	(444,083)
Intercompany transfers	(289,344)	289,344	—	—	—
Other investing activities	—	(7,578)	—	—	(7,578)
Net cash provided by (used in) investing activities	(289,344)	(206,713)	(444,083)	—	(940,140)
Cash flows from financing activities:
Proceeds from borrowing on credit facility	—	59,000	—	—	59,000
Repayment on credit facility	—	(49,000)	—	—	(49,000)
Proceeds from senior notes	10,000	—	440,000	—	450,000
Proceeds from public offerings	322,680	—	—	—	322,680
Intercompany transfers	(49,000)	49,000	—	—	—
Other financing activities	(6,126)	(2,994)	—	—	(9,120)
Net cash provided by financing activities	277,554	56,006	440,000	—	773,560

Net increase (decrease) in cash and cash equivalents	512	(12,077)	762	—	(10,803)
Cash and cash equivalents at beginning of period	14	26,344	—	—	26,358
Cash and cash equivalents at end of period	$526	$14,267	$762	$—	$15,555

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

Condensed Combined Consolidated Statement of Cash Flows
Year Ended December 31, 2012
(In thousands)
			Non–
		Guarantor	Guarantor		Combined
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$861	$48,831	$—	$—	$49,692

Cash flows from investing activities:
Additions to oil and natural gas properties	—	(111,797)	—	—	(111,797)
Acquisition of leasehold interests	—	(63,590)	—	—	(63,590)
Intercompany transfers	(107,961)	107,961	—	—	—
Other investing activities	—	(7,691)	—	—	(7,691)
Net cash used in investing activities	(107,961)	(75,117)	—	—	(183,078)
Cash flows from financing activities:
Proceeds from borrowing on credit facility	—	15,000	—	—	15,000
Repayment on credit facility	—	(100,000)	—	—	(100,000)
Proceeds from note payable - related party	—	30,000	—	—	30,000
Repayment of note payable - related party		(30,050)			(30,050)
Proceeds from public offerings	237,164	—	—	—	237,164
Intercompany transfers	(130,050)	130,050	—	—	—
Contributions by members	—	4,008	—	—	4,008
Other financing activities	—	(3,337)	—	—	(3,337)
Net cash provided by (used in) financing activities	107,114	45,671	—	—	152,785

Net increase in cash and cash equivalents	14	19,385	—	—	19,399
Cash and cash equivalents at beginning of period	—	6,959	—	—	6,959
Cash and cash equivalents at end of period	$14	$26,344	$—	$—	$26,358

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

18. SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS OPERATIONS (Unaudited)
The Company’s oil and natural gas reserves are attributable solely to properties within the United States.
Capitalized oil and natural gas costs
Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion, amortization and impairment are as follows:

	December 31,
	2014	2013

	(In thousands)
Oil and Natural Gas Properties:
Proved properties	$2,345,077	$1,278,799
Unproved properties	773,520	369,561
Total Oil and Natural Gas Properties	3,118,597	1,648,360
Less Accumulated depreciation, depletion, amortization and impairment	(379,481)	(210,837)
Net oil and natural gas properties capitalized	$2,739,116	$1,437,523
Costs incurred in oil and natural gas activities
Costs incurred in oil and natural gas property acquisition, exploration and development activities are as follows:

	Year Ended December 31,
	2014	2013	2012

	(In thousands)
Acquisition costs
Proved properties	$302,234	$339,130	$115,760
Unproved properties	601,188	279,402	117,395
Development costs	86,097	88,460	106,261
Exploration costs	475,756	242,929	17,547
Capitalized asset retirement costs	4,962	697	948
Total	$1,470,237	$950,618	$357,911

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

	Year Ended December 31,
	2014	2013	2012

	(In thousands)
Oil, natural gas and natural gas liquid sales	$495,718	$208,002	$74,962
Lease operating expenses	(55,384)	(21,157)	(15,247)
Production and ad valorem taxes	(32,638)	(12,899)	(5,237)
Gathering and transportation	(3,288)	(918)	(424)
Depreciation, depletion, and amortization	(168,674)	(65,821)	(25,772)
Asset retirement obligation accretion expense	(467)	(201)	(98)
Income tax expense	(108,985)	(31,754)	(54,903)
Results of operations	$126,282	$75,252	$(26,719)

Pro forma information
Pro forma results of operations before income taxes			$28,184
Pro forma income tax(1)			(10,083)
Pro forma results of operations			$18,101

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

Oil and Natural Gas Reserves
Proved oil and natural gas reserve estimates as of December 31, 2014, 2013 and 2012 were prepared by Ryder Scott Company, L.P., independent petroleum engineers. Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12-month unweighted average of the first-day-of-the-month prices.
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

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

The changes in estimated proved reserves are as follows:

		Natural Gas
	Oil	Liquids	Natural Gas
	(Bbls)	(Bbls)	(Mcf)
Proved Developed and Undeveloped Reserves:
As of January 1, 2012	18,100,473	5,049,560	20,551,465

Extensions and discoveries	3,106,433	869,741	3,759,684
Revisions of previous estimates	(1,464,243)	(5,811)	383,335
Purchase of reserves in place	7,210,482	2,521,053	10,709,180
Production	(756,286)	(183,114)	(833,516)
As of December 31, 2012	26,196,859	8,251,429	34,570,148

Extensions and discoveries	17,041,744	4,597,856	24,184,540
Revisions of previous estimates	(5,943,164)	(3,455,306)	(5,786,180)
Purchase of reserves in place	7,328,162	1,672,824	10,441,485
Production	(2,022,749)	(361,079)	(1,730,497)
As of December 31, 2013	42,600,852	10,705,724	61,679,496

Extensions and discoveries	37,068,820	7,828,094	52,099,252
Revisions of previous estimates	(6,784,560)	649,476	(17,726,552)
Purchase of reserves in place	8,186,053	360,536	19,898,649
Production	(5,381,576)	(1,001,898)	(4,345,585)
As of December 31, 2014	75,689,589	18,541,932	111,605,260

Proved Developed Reserves:
January 1, 2012	3,949,099	1,263,711	5,285,945
December 31, 2012	7,189,367	2,999,440	12,864,941
December 31, 2013	19,789,965	4,973,493	31,428,756
December 31, 2014	43,885,835	11,221,428	68,264,113

Proved Undeveloped Reserves:
January 1, 2012	14,151,375	3,785,850	15,265,520
December 31, 2012	19,007,492	5,251,989	21,705,207
December 31, 2013	22,810,887	5,732,231	30,250,740
December 31, 2014	31,803,754	7,320,504	43,341,147
Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.
The Company made two major acquisitions of oil and natural gas interests in 2014. One involved properties located in southwest Martin County and the other involved properties located predominantly in Glasscock and Midland Counties. The reserves from these acquisitions were primarily proved producing reserves from 280 existing vertical wells and six existing horizontal wells. The properties were acquired for horizontal exploitation, however the only horizontal wells that existed on the properties were in one isolated block in Reagan County. As a result, no horizontal PUDs were included in the acquired reserves. Significant extensions occurred primarily as a result of continued horizontal development of the Wolfcamp B horizon and the initial horizontal development of the Lower Spraberry shale. The extensions came from development of 18 vertical wells and 103 horizontal wells in which the Company has a working interest and one vertical well and 14 horizontal wells in which the Company has a mineral interest through its ownership in Viper. Of the total 19 vertical wells and 117 horizontal wells, five of the vertical wells and 66 of the horizontal wells are in the proved undeveloped category. The revisions are primarily the result of 73 vertical wells that were downgraded from PUDs to probable reserves due to a shift in the Company's focus to horizontal development rather than vertical development. As a result these wells are no longer expected to be developed within five years of when they were originally booked.

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

At December 31, 2014, our estimated PUD reserves were approximately 46,348 MBOE, a 12,763 MBOE increase over the reserve estimate at December 31, 2013 of 33,585 MBOE. The following table includes the changes in PUD reserves for 2014:

(MBOE)
Beginning proved undeveloped reserves at December 31, 2013	33,585
Undeveloped reserves transferred to developed	(10,537)
Revisions	(6,607)
Extensions and discoveries	29,907

Ending proved undeveloped reserves at December 31, 2014	46,348

The increase in proved undeveloped reserves was primarily attributable to extensions and discoveries of 29,907 MBOE. Approximately 16% of the proved undeveloped reserve extensions are associated with well locations that are more than one offset away from existing producing wells. All of these locations are within 2,000 feet of producing wells. Partially offsetting the increase in proved undeveloped reserves were decreases due to technical revisions. Downward revisions of approximately 6,162 MBOE were a result of 73 vertical wells that were downgraded from PUDs to probable reserves due to a shift in the Company's focus to horizontal development rather than vertical development. As a result these wells are no longer expected to be developed within five years of when they were originally booked.

As of December 31, 2014, all of the Company’s proved undeveloped reserves are planned to be developed within five years from the date they were initially recorded. During 2014, approximately $86.1 million in capital expenditures went toward the development of proved undeveloped reserves, which includes drilling, completion and other facility costs associated with developing proved undeveloped wells.
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
The following table sets forth the standardized measure of discounted future net cash flows attributable to the Company’s proved oil and natural gas reserves as of December 31, 2014, 2013 and 2012.

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

	December 31,
	2014	2013	2012

	(In thousands)
Future cash inflows	$7,695,368	$4,604,241	$2,769,485
Future development costs	(602,438)	(517,075)	(541,445)
Future production costs	(1,278,487)	(806,895)	(773,611)
Future production taxes	(534,851)	(318,396)	(140,758)
Future income tax expenses	(672,380)	(674,260)	(334,903)
Future net cash flows	4,607,212	2,287,615	978,768
10% discount to reflect timing of cash flows	(2,561,988)	(1,311,976)	(611,548)
Standardized measure of discounted future net cash flows	$2,045,224	$975,639	$367,220

In the table below the average first-day-of–the-month price for oil, natural gas and natural gas liquids is presented, all utilized in the computation of future cash inflows.

	December 31,
	2014	2013	2012
	Unweighted Arithmetic Average
	First-Day-of-the-Month Prices
Oil (per Bbl)	$87.15	$92.59	$88.13
Natural gas (per Mcf)	$4.85	$4.13	$2.86
Natural gas liquids (per Bbl)	$30.09	$37.82	$43.88

Principal changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved reserves are as follows:

	Year Ended December 31,
	2014	2013	2012

	(In thousands)
Standardized measure of discounted future net cash flows at the beginning of the period	$975,639	$367,220	$364,612
Sales of oil and natural gas, net of production costs	(404,409)	(173,946)	(54,208)
Purchase of minerals in place	291,807	305,109	107,897
Extensions and discoveries, net of future development costs	1,135,293	552,450	79,293
Previously estimated development costs incurred during the period	111,527	76,631	88,849
Net changes in prices and production costs	(105,210)	51,828	(76,515)
Changes in estimated future development costs	(4,877)	(5,822)	8,309
Revisions of previous quantity estimates	(173,004)	(126,993)	(22,882)
Accretion of discount	151,481	57,988	36,461
Net change in income taxes	(12,326)	(168,570)	(125,542)
Net changes in timing of production and other	79,303	39,744	(39,054)
Standardized measure of discounted future net cash flows at the end of the period	$2,045,224	$975,639	$367,220

Diamondback Energy, Inc. and Subsidiaries
Notes to Combined Consolidated Financial Statements-(Continued)

19. QUARTERLY FINANCIAL DATA (Unaudited)

The Company’s unaudited quarterly financial data for 2014 and 2013 is summarized below.

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$98,004	$127,004	$139,127	$131,583
Income from operations	48,063	63,192	63,516	37,899
Income tax expense	13,601	15,163	23,978	56,243
Net income	23,589	27,824	44,641	99,917
Less: Net income attributable to noncontrolling interest	—	71	902	1,243
Net income attributable to Diamondback Energy, Inc.	$23,589	$27,753	$43,739	$98,674
Earnings per common share
Basic	$0.49	$0.55	$0.79	$1.74
Diluted	$0.48	$0.54	$0.79	$1.73

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$28,909	$45,394	$57,791	$75,908
Income from operations	8,662	19,383	29,423	37,726
Income tax expense	3,162	7,802	9,099	11,691
Net income	$5,396	$14,471	$14,596	$20,124
Earnings per common share
Basic	$0.15	$0.37	$0.33	$0.43
Diluted	$0.15	$0.36	$0.33	$0.42

EXHIBIT INDEX

Exhibit Number	Description
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

4.5
First Supplemental Indenture, dated as of November 5, 2013, by and among Diamondback Energy, Inc., the subsidiary guarantors party thereto and Wells Fargo, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Form 10-K, File No. 001-35700, filed by the Company with the SEC on February 19, 2014).

4.6*
Second Supplemental Indenture, dated as of October 8, 2014, by and among Diamondback Energy, Inc., White Fang Energy LLC, as subsidiary guarantor, other subsidiary guarantors party thereto and Wells Fargo, National Association, as trustee.

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

10.7+
Amended and Restated Employment Agreement, dated April 24, 2014, effective as of April 18, 2014, by and between Travis D. Stice and Diamondback E&P LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q, File No. 001-035700, filed by the Company with the SEC on May 9, 2014 ).

10.8+
Amended and Restated Employment Agreement, dated as of February 27, 2014, effective as of January 1, 2014, by and between Teresa Dick and Diamondback E&P LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on March 5, 2014).

10.9+
Amended and Restated Employment Agreement, dated as of February 27, 2014, effective as of January 1, 2014, by and between Michael Hollis and Diamondback E&P LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on March 5, 2014).

10.10+
Amended and Restated Employment Agreement, dated as of February 27, 2014, effective as of January 1, 2014, by and between Jeff White and Diamondback E&P LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on March 5, 2014).

10.11+
Amended and Restated Employment Agreement, dated as of February 27, 2014, effective as of January 1, 2014, by and between Russell Pantermuehl and Diamondback E&P LLC (incorporated by reference to Exhibit 10.6 to the Form 10-Q, File No. 001-035700, filed by the Company with the SEC on May 9, 2014 ).

10.12+	2014 Executive Annual Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on April 2, 2014).
10.13+	Form of Time-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on March 5, 2014).
10.14+	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on March 5, 2014).
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

10.26
Crude Oil Purchase Agreement, dated May 24, 2012, by and between Windsor Permian LLC and Shell Trading (US) Company (incorporated by reference to Exhibit 10.26 to Amendment No. 4 to the Registration Statement on Form S-1, File No. 333-179502, filed by the Company with the SEC on August 20, 2012).

10.27
Master Drilling Agreement, effective as of January 1, 2013, by and between Diamondback E&P LLC and Bison Drilling and Field Services LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on February 1, 2013).

10.28
Master Field Services Agreement, effective as of January 1, 2013, by and between Diamondback E&P LLC and Bison Drilling and Field Services LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on February 1, 2013).

10.29
First Amendment to Master Field Services Agreement, dated as of February 21, 2013, by and between Diamondback E&P LLC and Bison Drilling and Field Services LLC (incorporated by reference to Exhibit 10.35 to the Form 10-K, file No. 001-35700, filed by the Company with the SEC on March 1, 2013).

10.30+	Form of Amendment to Restricted Stock Unit Certificate (incorporated by reference to Exhibit 10.38 to the Form 10-K/A, file No. 001-35700, filed by the Company with the SEC on April 10, 2013).
10.31
Lease Amendment No. 6 effective May 1, 2013 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Windsor Permian LLC (incorporated by reference to Exhibit 10.39 to the Form 10-K/A, file No. 001-35700, filed by the Company with the SEC on April 10, 2013).

10.32
Lease Amendment No. 7 effective September 1, 2013 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Diamondback E&P LLC (incorporated by reference to Exhibit 10.4 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on August 8, 2013).

10.33
Lease Amendment No. 8 effective October 1, 2013 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Diamondback E&P LLC (incorporated by reference to Exhibit 10.5 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on August 8, 2013).

Exhibit Number	Description
10.34
Lease Amendment No. 9 effective August 1, 2013 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Diamondback E&P LLC (incorporated by reference to Exhibit 10.6 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on November 5, 2013).

10.35
Lease Amendment No. 10 effective October 1, 2013 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Diamondback E&P LLC (incorporated by reference to Exhibit 10.7 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on November 5, 2013).

10.36
Second Amended and Restated Credit Agreement, dated as of November 1, 2103, among Diamondback Energy, Inc., as parent guarantor, Diamondback O&G LLC, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on November 5, 2013).

10.37
First Amendment, dated June 9, 2014, to the Second Amended and Restated Credit Agreement, originally dated November 1, 2013, by and among the Company, as parent guarantor, Diamondback O&G LLC, as borrower, each of the guarantors party thereto, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.4 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on August 7, 2014).

10.38
Second Amendment to the Second Amended and Restated Credit Agreement, dated as of November 13, 2014, among Diamondback Energy, Inc., as parent guarantor, Diamondback O&G LLC, as borrower, the guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on November 18, 2014).

10.39
Senior Secured Revolving Credit Agreement, dated as of July 8, 2014, among Viper Energy Partners LP, as borrower, Wells Fargo Bank, National Association, as the administrative agent, sole book runner and lead arranger, and certain lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 001-36505, filed by Viper Energy Partners LP on July 14, 2014).

10.40
Contribution Agreement by and among Diamondback Energy, Inc., Viper Energy Partners LLC, Viper Energy Partners GP LLC and Viper Energy Partners LP, dated as of June 17, 2014 (incorporated by reference to Exhibit 10.2 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on May 9, 2014).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Grant Thornton LLP.
23.2*	Consent of Ryder Scott Company, L.P. with respect to the Diamondback Energy, Inc. reserve report included as Exhibit 99.1.
23.3*	Consent of Ryder Scott Company, L.P. with respect to the Viper Energy Partners LP reserve report included as Exhibit 99.2.
31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1**
Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2**
Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.1*
Report of Ryder Scott Company, L.P., dated January 16, 2015, with respect to an estimate of the proved reserves, future production and income attributable to certain leasehold interests of Diamondback Energy, Inc. as of December 31, 2014.

99.2*
Report of Ryder Scott Company, L.P., dated January 16, 2015, with respect to an estimate of the proved reserves, future production and income attributable to certain royalty interests of Viper Energy Partners LP, a subsidiary of Diamondback Energy, Inc., as of December 31, 2014.

Exhibit Number	Description
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

*	Filed herewith.
**
The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+	Management contract, compensatory plan or arrangement.
#
The schedules (or similar attachments) referenced in this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule (or similar attachment) will be furnished supplementally to the Securities and Exchange Commission upon request.