Form 10-Q
period 2015-03-31
Diamondback Energy, Inc.
filed 2015-05-07
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2015, 59,009,236 shares of the registrant’s common stock were outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this Quarterly Report on Form 10–Q and detailed under
Part II, Item 1A. Risk Factors in this report and our Annual Report on Form 10–K for the year ended December 31,
2014 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements.

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

Diamondback Energy, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2015	2014

	(In thousands, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$31,643	$30,183
Restricted cash	500	500
Accounts receivable:
Joint interest and other	44,563	50,943
Oil and natural gas sales	38,647	43,050
Related party	—	4,001
Inventories	2,847	2,827
Derivative instruments	92,335	115,607
Prepaid expenses and other	4,837	4,600
Total current assets	215,372	251,711
Property and equipment
Oil and natural gas properties, based on the full cost method of accounting ($737,197 and $773,520 excluded from amortization at March 31, 2015 and December 31, 2014, respectively)	3,211,981	3,118,597
Pipeline and gas gathering assets	7,174	7,174
Other property and equipment	48,338	48,180
Accumulated depletion, depreciation, amortization and impairment	(441,821)	(382,144)
	2,825,672	2,791,807
Derivative instruments	—	1,934
Other assets	51,437	50,029
Total assets	$3,092,481	$3,095,481
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$8,801	$26,230
Accrued capital expenditures	75,272	129,397
Other accrued liabilities	50,952	41,149
Revenues and royalties payable	16,546	30,000
Deferred income taxes	32,459	39,953
Total current liabilities	184,030	266,729
Long-term debt	611,579	673,500
Asset retirement obligations	8,844	8,447
Deferred income taxes	171,511	161,592
Total liabilities	975,964	1,110,268
Contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 59,008,403 issued and outstanding at March 31, 2015; 57,887,583 issued and outstanding at December 31, 2014	590	569
Additional paid-in capital	1,680,394	1,554,174
Retained earnings	202,117	196,268
Total Diamondback Energy, Inc. stockholders’ equity	1,883,101	1,751,011
Noncontrolling interest	233,416	234,202
Total equity	2,116,517	1,985,213
Total liabilities and equity	$3,092,481	$3,095,481
See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2015	2014

	(In thousands, except per share amounts)
Revenues:
Oil sales	$92,916	$89,758
Natural gas sales	1,708	1,755
Natural gas sales - related party	2,640	1,580
Natural gas liquid sales	1,593	2,584
Natural gas liquid sales - related party	2,544	2,327
Total revenues	101,401	98,004
Costs and expenses:
Lease operating expenses	22,456	7,807
Lease operating expenses - related party	—	108
Production and ad valorem taxes	8,242	5,578
Production and ad valorem taxes - related party	153	264
Gathering and transportation	61	214
Gathering and transportation - related party	969	368
Depreciation, depletion and amortization	59,677	30,973
General and administrative expenses (including non-cash stock based compensation, net of capitalized amounts, of $4,924 and $2,190 for the three months ended March 31, 2015 and 2014, respectively)	7,751	4,265
General and administrative expenses - related party	485	292
Asset retirement obligation accretion expense	170	72
Total costs and expenses	99,964	49,941
Income from operations	1,437	48,063
Other income (expense)
Interest expense	(10,497)	(6,505)
Other income	492	—
Other income - related party	23	30
Gain (loss) on derivative instruments, net	18,354	(4,398)
Total other income (expense), net	8,372	(10,873)
Income before income taxes	9,809	37,190
Provision for income taxes
Current	945	—
Deferred	2,425	13,601
Net income	6,439	23,589
Less: Net income attributable to noncontrolling interest	590	—
Net income attributable to Diamondback Energy, Inc.	$5,849	$23,589

Earnings per common share
Basic	$0.10	$0.49
Diluted	$0.10	$0.48
Weighted average common shares outstanding
Basic	58,386	48,447
Diluted	58,626	48,867

See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

				Retained
			Additional	Earnings/
	Common Stock		Paid-in	(Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit)	Interest	Total

Balance December 31, 2013	47,106	$471	$842,557	$2,513	$—	$845,541

Net proceeds from issuance of common units - Viper Energy Partners LP	—	—	—	—	—	—
Unit-based compensation	—	—	—	—	—	—
Distribution to non-controlling interest	—	—	—	—	—	—
Stock based compensation	—	—	3,256	—	—	3,256
Tax benefits related to stock-based compensation	—	—	—	—	—	—
Common shares issued in public offering, net of offering costs	3,450	35	208,410	—	—	208,445
Exercise of stock options and vesting of restricted stock units	145	2	2,076	—	—	2,078
Equity payment- Wexford Advisory Services (See Note 11)	—	—	—	—	—	—
Net income	—	—	—	23,589	—	23,589
Balance March 31, 2014	50,701	$508	$1,056,299	$26,102	$—	$1,082,909

Balance December 31, 2014	56,888	$569	$1,554,174	$196,268	$234,202	$1,985,213

Unit-based compensation	—	—	—	—	939	939
Stock-based compensation	—	—	6,125	—	—	6,125
Distribution to noncontrolling interest	—	—	—	—	(2,315)	(2,315)
Common shares issued in public offering, net of offering costs	2,012	20	119,208	—	—	119,228
Exercise of stock options and vesting of restricted stock units	108	1	887	—	—	888
Net income	—	—	—	5,849	590	6,439
Balance March 31, 2015	59,008	$590	$1,680,394	$202,117	$233,416	$2,116,517

See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014

	(In thousands)
Cash flows from operating activities:
Net income	$6,439	$23,589
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	2,425	13,601
Asset retirement obligation accretion expense	170	72
Depreciation, depletion, and amortization	59,677	30,973
Amortization of debt issuance costs	630	458
Change in fair value of derivative instruments	25,206	3,342
Stock based compensation expense	4,924	2,190
(Gain) loss on sale of assets, net	—	(11)
Changes in operating assets and liabilities:
Accounts receivable	7,005	(12,490)
Accounts receivable-related party	—	(995)
Inventories	(20)	(258)
Prepaid expenses and other	(237)	(311)
Accounts payable and accrued liabilities	(16,226)	7,590
Accounts payable and accrued liabilities-related party	14,128	296
Accrued interest	8,476	—
Revenues and royalties payable	(13,454)	3,420
Net cash provided by operating activities	99,143	71,466
Cash flows from investing activities:
Additions to oil and natural gas properties	(144,397)	(84,211)
Additions to oil and natural gas properties-related party	(7,000)	(1,650)
Acquisition of leasehold interests	(2,000)	(312,207)
Pipeline and gas gathering assets	—	(532)
Purchase of other property and equipment	(158)	(595)
Proceeds from sale of property and equipment	—	11
Net cash used in investing activities	(153,555)	(399,184)
Cash flows from financing activities:
Proceeds from borrowings on credit facility	57,501	127,000
Repayment on credit facility	(119,422)	—
Debt issuance costs	(8)	(82)
Public offering costs	(194)	(75)
Proceeds from public offerings	119,422	208,644
Exercise of stock options	888	1,990
Distribution to non-controlling interest	(2,315)	—
Net cash provided by financing activities	55,872	337,477
Net increase in cash and cash equivalents	1,460	9,759
Cash and cash equivalents at beginning of period	30,183	15,555
Cash and cash equivalents at end of period	$31,643	$25,314

Diamondback Energy, Inc. and Subsidiaries
Combined Consolidated Statements of Cash Flows - Continued
(Unaudited)

	Three Months Ended March 31,
	2015	2014

	(In thousands)
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$1,389	$149
Supplemental disclosure of non-cash transactions:
Asset retirement obligation incurred	$102	$214
Asset retirement obligation revisions in estimated liability	$78	$588
Asset retirement obligation acquired	$47	$1,294
Change in accrued capital expenditures	$(45,854)	$(6,932)
Capitalized stock based compensation	$2,139	$1,066

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
The wholly-owned subsidiaries of Diamondback, as of March 31, 2015, include Diamondback E&P LLC, a Delaware limited liability company, Diamondback O&G LLC, a Delaware limited liability company, Viper Energy Partners GP LLC, a Delaware limited liability company, and White Fang Energy LLC, a Delaware limited liability company. The consolidated subsidiaries include the wholly-owned subsidiaries as well as Viper Energy Partners LP, a Delaware limited partnership, and Viper Energy Partners LLC, a Delaware limited liability company.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation.
The Partnership is consolidated in the financial statements of the Company. As of March 31, 2015, the Company owned approximately 88% of the common units of the Partnership and the Company’s wholly owned subsidiary, Viper Energy Partners GP LLC, is the General Partner of the Partnership.
These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. This
Quarterly Report on Form 10–Q should be read in conjunction with the Company’s most recent Annual Report on
Form 10–K for the fiscal year ended December 31, 2014, which contains a summary of the Company’s significant accounting policies and other disclosures.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 supersedes most of the existing revenue recognition requirements in GAAP and requires (i) an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services and (ii) requires expanded disclosures regarding the nature, amount, timing, and certainty of revenue and cash flows from contracts with customers. The standard will be effective for annual and interim reporting periods beginning after December 15, 2016, with early application not permitted. The standard allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. The Partnership is currently evaluating the impact, if any, that the adoption of ASU 2014-09 will have on the Partnership’s financial position, results of operations, and liquidity.

In April 2015, the Financial Accounting Standards Board issued ASU 2015-03, “Interest—Imputation of Interest”. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount to simplify the presentation of debt issuance costs. The standard will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early application will be permitted for financial statements that have not previously been issued.

3.    ACQUISITIONS
2014 Activity
On September 9, 2014, the Company completed the acquisition of oil and natural gas interests in the Permian Basin from unrelated third party sellers. The Company acquired approximately 17,617 gross (12,967 net) acres with an approximate 74% working interest (approximately 75% net revenue interest). The acquisition was accounted for according to the acquisition method, which requires the recording of net assets acquired and consideration transferred at fair value. This acquisition was funded with the net proceeds of the July 2014 equity offering discussed in Note 9 below and borrowings under the Company’s revolving credit facility discussed in Note 8 below.
There were no material changes from the purchase price allocation disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
The Company has included in its combined consolidated statements of operations revenues of $5.3 million and direct operating expenses of $3.7 million for the three months ended March 31, 2015 due to the acquisition. The disclosure of net earnings is impracticable to calculate due to the full cost method of depletion.
On February 27 and 28, 2014, the Company completed acquisitions of oil and natural gas interests in the Permian Basin from unrelated third party sellers. The Company acquired approximately 6,450 gross (4,785 net) acres with a 74% working interest (56% net revenue interest). The acquisitions were accounted for according to the acquisition method, which requires the recording of net assets acquired and consideration transferred at fair value. These acquisitions were funded with the net proceeds of the February 2014 equity offering discussed in Note 9 below and borrowings under the Company’s revolving credit facility discussed in Note 8 below.
There were no material changes from the purchase price allocation disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
The Company has included in its combined consolidated statements of operations revenues of $6.8 million and direct operating expenses of $3.0 million for the three months ended March 31, 2015 and operations revenues of

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

$4.9 million and direct operating expenses of $1.1 million for the period from February 28, 2014 to March 31, 2014, due to the acquisitions. The disclosure of net earnings is impracticable to calculate due to the full cost method of depletion.
Pro Forma Financial Information
The following unaudited summary pro forma combined consolidated statement of operations data of Diamondback for the three months ended March 31, 2014 have been prepared to give effect to the February 27 and 28, 2014 acquisitions and the September 9, 2014 acquisition as if they had occurred on January 1, 2013. The pro forma data are not necessarily indicative of financial results that would have been attained had the acquisitions occurred on January 1, 2013. The pro forma data also necessarily exclude various operation expenses related to the properties and the financial statements should not be viewed as indicative of operations in future periods.

Pro Forma
(Unaudited)
Three Months Ended
March 31, 2014

(in thousands)
Revenues	$119,944
Income from operations	54,698
Net income	27,797

4.    VIPER ENERGY PARTNERS LP
The Partnership is a publicly traded Delaware limited partnership, the common units of which are listed on the NASDAQ Global Market under the symbol “VNOM”. The Partnership was formed by Diamondback on February 27, 2014, to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. Viper Energy Partners GP LLC, a fully- consolidated subsidiary of Diamondback, serves as the general partner of, and holds a non-economic general partner interest in, the Partnership. As of March 31, 2015, the Company owned approximately 88% of the common units of the Partnership. Prior to the completion on June 23, 2014 of the Viper Offering, Diamondback owned all of the general and limited partner interests in the Partnership.

In connection with the Viper Offering, Diamondback contributed all of the membership interests in Viper Energy Partners LLC to the Partnership in exchange for 70,450,000 common units. The contribution of Viper Energy Partners LLC to the Partnership was accounted for as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests. During the three months ended March 31, 2015, the Partnership distributed $17.6 million to Diamondback in respect of its common units.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The Partnership has entered into a secured revolving credit facility with Wells Fargo Bank, National Association, (“Wells Fargo”) as administrative agent sole book runner and lead arranger. See Note 8—Debt for a description of this credit facility.
5.    PROPERTY AND EQUIPMENT
Property and equipment includes the following:

	March 31,	December 31,
	2015	2014

	(in thousands)
Oil and natural gas properties:
Subject to depletion	$2,474,784	$2,345,077
Not subject to depletion-acquisition costs
Incurred in 2015	3,906	—
Incurred in 2014	563,091	576,802
Incurred in 2013	106,139	130,474
Incurred in 2012	63,297	65,480
Incurred in 2011	764	764
Total not subject to depletion	737,197	773,520
Gross oil and natural gas properties	3,211,981	3,118,597
Less accumulated depletion	(438,720)	(379,481)
Oil and natural gas properties, net	2,773,261	2,739,116
Pipeline and gas gathering assets	7,174	7,174
Other property and equipment	48,338	48,180
Less accumulated depreciation	(3,101)	(2,663)
Property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$2,825,672	$2,791,807
Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All internal costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized internal costs were approximately $4.7 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively. Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The inclusion of the Company’s unevaluated costs into the amortization base is expected to be completed within three to five years.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

6.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Company’s asset retirement obligation liability for the following periods:

	Three Months Ended March 31,
	2015	2014

	(in thousands)
Asset retirement obligation, beginning of period	$8,486	$3,029
Additional liability incurred	102	214
Liabilities acquired	47	1,294
Liabilities settled	—	(10)
Accretion expense	170	72
Revisions in estimated liabilities	78	588
Asset retirement obligation, end of period	8,883	5,187
Less current portion	39	40
Asset retirement obligations - long-term	$8,844	$5,147
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
7.    EQUITY METHOD INVESTMENTS
In October 2014, the Company paid $0.6 million for a minority interest in an entity that was formed to develop, own and operate an integrated water management system to gather, store, process, treat, distribute and dispose of water to exploration and production companies operating in Midland, Martin and Andrews Counties, Texas. The board of this entity may also authorize the entity to offer these services to other counties in the Permian Basin and to pursue other business opportunities. The Company has committed to invest an aggregate amount of $5.0 million in this entity, and several other third parties have committed to invest an aggregate of $15.0 million. The Company will retain a minority interest after all commitments are received. The entity was formed as a limited liability company and maintains a specific ownership account for each investor, similar to a partnership capital account structure. Therefore the Company accounts for this investment under the equity method of accounting.
8.    DEBT
Long-term debt consisted of the following as of the dates indicated:

	March 31,	December 31,
	2015	2014

	(in thousands)
Revolving credit facility	$161,579	$223,500
7.625 % Senior Notes due 2021	450,000	450,000
Partnership revolving credit facility	—	—
Total long-term debt	$611,579	$673,500

Senior Notes
On September 18, 2013, the Company completed an offering of $450.0 million in aggregate principal amount of 7.625% senior unsecured notes due 2021 (the “Senior Notes”). The Senior Notes bear interest at the rate of 7.625% per annum, payable semi-annually, in arrears on April 1 and October 1 of each year, commencing on April 1, 2014 and will mature on October 1, 2021. On June 23, 2014, in connection with the Viper Offering, the Company designated the Partnership, the General Partner and Viper Energy LLC as unrestricted subsidiaries and, upon such designation, Viper Energy LLC, which was a guarantor under the indenture governing of the Senior Notes, was released as a guarantor under the indenture. As of March 31, 2015, the Senior Notes are fully and unconditionally guaranteed by Diamondback O&G LLC, Diamondback E&P LLC and White Fang Energy LLC and will also be guaranteed by any future restricted subsidiaries of Diamondback. The net proceeds from the Senior Notes were used to fund the acquisition of mineral interests underlying approximately 14,804 gross (12,687 net) acres in Midland County, Texas in the Permian Basin.
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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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
Credit Facility-Wells Fargo Bank
On June 9, 2014, Diamondback entered into a first amendment (the “first amendment”) and on November 13, 2014, Diamondback entered into a second amendment (the “second amendment”) to the second amended and restated credit agreement, dated November 1, 2013 (together, the “credit agreement”). The first amendment modified certain provisions of the credit agreement to, among other things, allow the Company to designate one or more of its subsidiaries as “Unrestricted Subsidiaries” that are not subject to certain restrictions contained in the credit agreement. In connection with the Viper Offering, the Company designated the Partnership, the General Partner and Viper Energy LLC as unrestricted subsidiaries under the credit agreement. As of March 31, 2015, the loan is guaranteed by Diamondback, Diamondback E&P LLC and White Fang Energy LLC and will also be guaranteed by any future restricted subsidiaries of Diamondback. The credit agreement is also secured by substantially all of the assets of the Company, Diamondback O&G LLC and the guarantors.

The second amendment increased the maximum amount of the credit facility to $2.0 billion, modified the dates and deadlines of the credit agreement relating to the scheduled borrowing base redeterminations based on the Company’s oil and natural gas reserves and other factors (the “borrowing base”) and added new provisions that allow the Company to elect a commitment amount that is less than its borrowing base as determined by the lenders. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, the Company may request up to three additional redeterminations of the borrowing base during any 12-month period. As of March 31, 2015, the borrowing base was set at $750.0 million, of which the Company had elected a commitment amount of $500.0 million, and the Company had outstanding borrowings of $161.6 million.

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

The covenant prohibiting additional indebtedness allows for the issuance of unsecured debt of up to $750.0 million in the form of senior or senior subordinated notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be repaid. As of March 31, 2015, the Company had $450.0 million of senior unsecured notes outstanding.

As of March 31, 2015 and December 31, 2014, the Company was in compliance with all financial covenants under its revolving credit facility, as then in effect. The lenders may accelerate all of the indebtedness under the Company’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.
Partnership Credit Facility-Wells Fargo Bank
On July 8, 2014, the Partnership entered into a secured revolving credit agreement with Wells Fargo, as the administrative agent, sole book runner and lead arranger. The credit agreement, which was amended August 15, 2014 to add additional lenders to the lending group, provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on the Partnership’s oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. As of March 31, 2015, the borrowing base was set at $110.0 million. The Partnership had no outstanding borrowings as of March 31, 2015.
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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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
9.    CAPITAL STOCK AND EARNINGS PER SHARE
As of March 31, 2015, Diamondback had completed the following equity offerings since January 1, 2014:
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
In January 2015, the Company completed an underwritten public offering of 1,750,000 shares of common stock, which included 262,500 shares of common stock issued pursuant to an option to purchase additional shares granted to the underwriters. The stock was sold to the underwriters at $59.34 per share and the Company received net proceeds of approximately $119.4 million from the sale of these shares of common stock, net of offering expenses and underwriting discounts and commissions.
Earnings Per Share
The Company’s basic earnings per share amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share include the effect of potentially dilutive shares outstanding for the period. Additionally, for the diluted earnings per share computation, the per share earnings of the Partnership are included in the consolidated earnings per share computation based on the consolidated group’s holdings of the subsidiary. A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended March 31, 2015
			Per
	Income	Shares	Share

	(in thousands, except per share amounts)
Basic:
Net income attributable to common stock	$5,849	58,386	$0.10
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable	$—	240
Diluted:
Net income attributable to common stock	$5,849	58,626	$0.10

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

	Three Months Ended March 31, 2014
			Per
	Income	Shares	Share

	(in thousands, except per share amounts)
Basic:
Net income attributable to common stock	$23,589	48,447	$0.49
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable	$—	420
Diluted:
Net income attributable to common stock	$23,589	48,867	$0.48

10.    STOCK AND UNIT BASED COMPENSATION
The following table presents the effects of the equity and stock based compensation plans and related costs:

	2015	2014

General and administrative expenses	$4,924	$2,190
Stock based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	2,139	1,066
Related income tax benefit	770	384

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
Stock Options
The following table presents the Company’s stock option activity under the 2012 Plan for the three months ended March 31, 2015.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

		Weighted Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding at December 31, 2014	313,105	$18.29
Granted	—	$—
Exercised	(46,750)	$19.00
Expired/Forfeited	—	$—
Outstanding at March 31, 2015	266,355	$18.16	1.73	$11,097

Vested and Expected to vest at March 31, 2015	266,355	$18.16	1.73	$11,097
Exercisable at March 31, 2015	34,855	$17.84	1.62	$1,474
The aggregate intrinsic value of stock options that were exercised during the three months ended March 31, 2015 and 2014 was $2,129,000 and $5,310,000, respectively. As of March 31, 2015, the unrecognized compensation cost related to unvested stock options was $453,000. Such cost is expected to be recognized over a weighted-average period of 1.1 years.
Restricted Stock Units
The following table presents the Company’s restricted stock units activity under the 2012 Plan during the three months ended March 31, 2015.

		Weighted Average
	Restricted Stock	Grant-Date
	Units	Fair Value
Unvested at December 31, 2014	167,291	$49.99
Granted	90,252	$68.46
Vested	(63,136)	$56.43
Forfeited	(821)	$74.97
Unvested at March 31, 2015	193,586	$49.82
The aggregate fair value of restricted stock units that vested during the three months ended March 31, 2015 and 2014 was $4,074,000 and $2,003,000, respectively. As of March 31, 2015, the Company’s unrecognized compensation cost related to unvested restricted stock awards and units was $7,987,000. Such cost is expected to be recognized over a weighted-average period of 1.5 years.
Performance Based Restricted Stock Units
To provide long-term incentives for the executive officers to deliver competitive returns to the Company’s stockholders, the Company has granted performance based restricted stock units to eligible employees. The ultimate number of shares awarded from these conditional restricted stock units is based upon measurement of total stockholder return of the Company’s common stock (“TSR”) as compared to a designated peer group during a three-year performance period. In February 2014, eligible employees received initial performance restricted stock unit awards totaling 79,150 units from which a minimum of 0% and a maximum of 200% units could be awarded. The awards have a performance period of January 1, 2013 to December 31, 2015 and cliff vest at December 31, 2015. In February 2015, eligible employees received additional performance restricted stock unit awards totaling 90,249 units from which a minimum of 0% and a maximum of 200% units could be awarded. The awards have a performance period of January 1, 2014 to December 31, 2016 and cliff vest at December 31, 2016.
The fair value of each performance restricted stock unit is estimated at the date of grant using a Monte Carlo simulation, which results in an expected percentage of units to be earned during the performance period.
The following table presents a summary of the grant-date fair values of performance restricted stock units granted and the related assumptions for the February 2014 award.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

2015
Grant-date fair value	$125.63
Risk-free rate	0.30%
Company volatility	39.60%

The following table presents a summary of the grant-date fair values of performance restricted stock units granted and the related assumptions for the February 2015 award.

2015
Grant-date fair value	$137.14
Risk-free rate	0.49%
Company volatility	43.36%

The following table presents the Company’s performance restricted stock units activity under the 2012 Plan for the three months ended March 31, 2015.

	Performance	Weighted Average
	Restricted Stock	Grant-Date
	Units	Fair Value
Unvested at December 31, 2013	79,150	$125.63
Granted	90,249	$137.14
Vested	—	$—
Forfeited	—	$—
Unvested at December 31, 2014 (1)	169,399	$131.76

(1)		A maximum of 338,798 units could be awarded based upon the Company’s final TSR ranking.
As of March 31, 2015, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $15,459,000. Such cost is expected to be recognized over a weighted-average period of 1.5 years.
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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

2014
Grant-date fair value	$4.24
Expected volatility	36.0%
Expected dividend yield	5.9%
Expected term (in years)	3.0
Risk-free rate	0.99%

The following table presents the unit option activity under the Viper LTIP for the three months ended March 31, 2015.

		Weighted Average
	Unit	Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding at December 31, 2014	2,500,000	$26.00
Granted	—	$—
Outstanding at March 31, 2015	2,500,000	$26.00	2.22	$—

Vested and Expected to vest at March 31, 2015	2,500,000	$26.00	2.22	$—
Exercisable at March 31, 2015	—	$—	—	$—
As of March 31, 2015, the unrecognized compensation cost related to unvested unit options was $7.8 million. Such cost is expected to be recognized over a weighted-average period of 2.2 years.
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
The following table presents the phantom unit activity under the Viper LTIP for the three months ended March 31, 2015.

Weighted Average
	Phantom	Grant-Date
	Units	Fair Value
Unvested at December 31, 2014	17,776	$19.51
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested at March 31, 2015	17,776	$19.51
As of March 31, 2015, the unrecognized compensation cost related to unvested phantom units was $0.3 million. Such cost is expected to be recognized over a weighted-average period of 1.2 years.
11.    RELATED PARTY TRANSACTIONS

Administrative Services

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

An entity under common management provided technical, administrative and payroll services to the Company under a shared services agreement that began March 1, 2008. The initial term of this shared service agreement was two years. Since the expiration of such two-year period on March 1, 2010, the agreement, by its terms continued on a month-to-month basis. Effective August 31, 2014, this agreement was mutually terminated. For the three months ended March 31, 2015 and 2014, the Company incurred total costs of $0 and $1,000, respectively. Costs incurred unrelated to drilling activities are expensed and costs incurred in the acquisition, exploration and development of proved oil and natural gas properties have been capitalized. The Company had no outstanding amounts payable at March 31, 2015 and December 31, 2014.

Effective January 1, 2012, the Company entered into an additional shared services agreement with this entity. Under this agreement, the Company provided this entity and, at its request, certain affiliates, with consulting, technical and administrative services. The initial term of the additional shared services agreement was two years. Thereafter, the agreement continued on a month-to-month basis subject to the right of either party to terminate the agreement upon thirty days prior written notice. Effective August 31, 2014, this agreement was mutually terminated. Costs that are attributable to and billed to other affiliates are reported as other income-related party. For the three months ended March 31, 2015 and 2014, the affiliate reimbursed the Company $0 and $30,000, respectively, for services under the shared services agreement. The Company had no outstanding amounts payable at March 31, 2015 and December 31, 2014.
Drilling Services
Bison Drilling and Field Services LLC (“Bison”), an entity controlled by Wexford, has performed drilling and field services for the Company under master drilling and field service agreements. Under the Company’s most recent master drilling agreement with Bison, effective as of January 1, 2013, Bison committed to accept orders from the Company for the use of at least two of its rigs. At March 31, 2015, the Company was not utilizing any Bison rigs. This master drilling agreement is terminable by either party on 30 days’ prior written notice, although neither party will be relieved of its respective obligations arising from a drilling contract being performed prior to the termination of the master drilling agreement. For the three months ended March 31, 2015 and 2014, the Company incurred total costs for services performed by Bison of $7,000 and $1,510,000, respectively. The Company had no outstanding amounts payable to Bison as of March 31, 2015 and December 31, 2014.
Effective September 9, 2013, the Company entered into a master service agreement with Panther Drilling Systems LLC (“Panther Drilling”), an entity controlled by Wexford, under which Panther Drilling provides directional drilling and other services. This master service agreement is terminable by either party on 30 days’ prior written notice, although neither party will be relieved of its respective obligations arising from work performed prior to the termination of the master service agreement. In the third quarter 2013, the Company began using Panther Drilling’s directional drilling services. The Company incurred no costs and $248,000 for services performed for the three months ended March 31, 2015 and 2014, respectively. The Company had no outstanding amounts payable to Panther Drilling as of March 31, 2015 and December 31, 2014.
Coronado Midstream
The Company is party to a gas purchase agreement, dated May 1, 2009, as amended, with Coronado Midstream LLC (“Coronado Midstream”), formerly known as MidMar Gas LLC, an entity, that owns a gas gathering system and processing plant in the Permian Basin. Under this agreement, Coronado Midstream is obligated to purchase from the Company, and the Company is obligated to sell to Coronado Midstream, all of the gas conforming to certain quality specifications produced from certain of the Company’s Permian Basin acreage. Following the expiration of the initial ten year term, the agreement will continue on a year-to-year basis until terminated by either party on 30 days’ written notice. Under the gas purchase agreement, Coronado Midstream is obligated to pay the Company 87% of the net revenue received by Coronado Midstream for all components of the Company’s dedicated gas, including the liquid hydrocarbons, and the sale of residue gas, in each case extracted, recovered or otherwise processed at Coronado Midstream’s gas processing plant, and 94.56% of the net revenue received by Coronado Midstream from the sale of such gas components and residue gas, extracted, recovered or otherwise processed at Chevron’s Headlee plant. An entity controlled by Wexford had owned an approximately 28% equity interest in Coronado Midstream until Coronado Midstream was sold in March 2015. Coronado Midstream is no longer a related party. The Company recognized revenues from Coronado Midstream of $5,184,000 and $3,907,000 for the three months ended March 31, 2015 and 2014, respectively. The Company recognized production and ad valorem taxes and gathering and transportation expenses from Coronado Midstream of $1,122,000 and $632,000 for the three

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

months ended March 31, 2015 and 2014, respectively. As of December 31, 2014, Coronado Midstream owed the Company $3,986,000 for the Company’s portion of the net proceeds from the sale of gas, gas products and residue gas.
Sand Supply
Muskie Proppant LLC (“Muskie”), an entity affiliated with Wexford, processes and sells fracing grade sand for oil and natural gas operations. The Company began purchasing sand from Muskie in March 2013. On May 16, 2013, the Company entered into a master services agreement with Muskie, pursuant to which Muskie agreed to sell custom natural sand proppant to the Company based on the Company’s requirements. The Company is not obligated to place any orders with, or accept any offers from, Muskie for sand proppant. The agreement may be terminated at the option of either party on 30 days’ notice. The Company did not purchase sand from Muskie during either the three months ended March 31, 2015 or 2014. The Company had no outstanding amounts payable to Muskie as of March 31, 2015 or December 31, 2014.
Midland Leases
Effective May 15, 2011, the Company occupied corporate office space in Midland, Texas under a lease with a five-year term. The office space is owned by an entity controlled by an affiliate of Wexford. The Company paid $184,000 and $93,000 for the three months ended March 31, 2015 and 2014, respectively, under this lease. In the second and third quarters of 2013, the Company amended this agreement to increase the size of the leased premises. The monthly rent under the lease increased from $13,000 to $15,000 beginning on August 1, 2013 and increased further to $25,000 beginning on October 1, 2013. In the second and fourth quarters of 2014, the Company amended this agreement to further increase the size of the leased premises. The monthly rent increased from $25,000 to $27,000 in the second quarter of 2014 and from $27,000 to $53,000 in the fourth quarter of 2014. The monthly rent will continue to increase approximately 4% annually on June 1 of each year during the remainder of the lease term. In November 2014, the Company further amended the lease, including extending the term of the lease for an additional ten-year period. In April 2015, the Company again amended this lease to increase the size of the leased premises. The monthly rent for the additional space is $23,000. Upon commencement of the extension in June 2016, the monthly base rent will increase to $94,000, with an increase of approximately 2% annually.
Field Office Lease
The Company leased field office space in Midland, Texas from an unrelated third party from March 1, 2011 to March 1, 2014. Effective March 1, 2014, the building was purchased by an entity controlled by an affiliate of Wexford. The remaining term of the lease as of March 1, 2014 is four years. The Company paid rent of $39,000 to the related party for the three months ended March 31, 2015. The monthly base rent is $11,000 which will increase 3% annually on March 1 of each year during the remainder of the lease term. During the third quarter of 2014, the Company negotiated a sublease with Bison, in which Bison will lease the field office space for the same term as the initial lease and will pay the monthly rent of $11,000 which will increase 3% annually on March 1 of each year during the remainder of the lease term.
Oklahoma City Lease
Effective January 1, 2012, the Company occupied corporate office space in Oklahoma City, Oklahoma under a lease with a 67 month term. The office space is owned by an entity controlled by an affiliate of Wexford. The Company paid $0 and $64,000 for the three months ended March 31, 2015 and 2014, respectively, under this lease. Effective April 1, 2013, the Company amended this lease to increase the size of the leased premises, at which time the monthly base rent increased to $19,000 for the remainder of the lease term. The Company was also responsible for paying a portion of specified costs, fees and expenses associated with the operation of the premises. Effective September 23, 2014, this lease agreement was mutually terminated.
Advisory Services Agreement & Professional Services from Wexford
The Company entered into an advisory services agreement (the “Advisory Services Agreement”) with Wexford, dated as of October 11, 2012, under which Wexford provides the Company with general financial and strategic advisory services related to the business in return for an annual fee of $500,000, plus reasonable out-of-pocket expenses. The Advisory Services Agreement has a term of two years commencing on October 18, 2012, and will continue for additional one-year periods unless terminated in writing by either party at least ten days prior to the

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. In the event the Company terminates such agreement, it is obligated to pay all amounts due through the remaining term. In addition, the Company agreed to pay Wexford to-be-negotiated market-based fees approved by the Company’s independent directors for such services as may be provided by Wexford at the Company’s request in connection with future acquisitions and divestitures, financings or other transactions in which the Company may be involved. The services provided by Wexford under the Advisory Services Agreement do not extend to the Company’s day-to-day business or operations. The Company has agreed to indemnify Wexford and its affiliates from any and all losses arising out of or in connection with the Advisory Services Agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct. The Company incurred total costs of $137,000 and $125,000 for the three months ended March 31, 2015 and 2014, respectively, under the Advisory Services Agreement. As of March 31, 2015 and December 31, 2014, the Company had no outstanding amounts payable to Wexford for either period.
Advisory Services Agreement- Viper Energy Partners LP
In connection with the closing of the Viper Offering, the Partnership and General Partner entered into an advisory services agreement (the “Viper Advisory Services Agreement”) with Wexford, dated as of June 23, 2014, under which Wexford provides the Partnership and our General Partner with general financial and strategic advisory services related to the business in return for an annual fee of $500,000, plus reasonable out-of-pocket expenses. The Viper Advisory Services Agreement has a term of two years commencing on June 23, 2014, and will continue for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. In the event the Partnership or General Partner terminates such agreement, the Partnership is obligated to pay all amounts due through the remaining term. In addition, the Partnership and General Partner have agreed to pay Wexford to-be-negotiated market-based fees approved by the conflict committee of the board of directors of our General Partner for such services as may be provided by Wexford at our request in connection with future acquisitions and divestitures, financings or other transactions in which we may be involved. The services provided by Wexford under the Viper Advisory Services Agreement do not extend to the Partnership or General Partners day-to-day business or operations. The Partnership and General Partner have agreed to indemnify Wexford and its affiliates from any and all losses arising out of or in connection with the Viper Advisory Services Agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct. For the three months ended March 31, 2015, the Partnership incurred costs of $125,000 under the agreement. As of March 31, 2015 and December 31, 2014, the Partnership had no outstanding amounts payable to Wexford.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

As of March 31, 2015, the Company had open crude oil derivative positions with respect to future production as set forth in the table below. When aggregating multiple contracts, the weighted average contract price is disclosed.

Crude Oil—Argus Louisiana Light Sweet Fixed Price Swap

Production Period	Volume (Bbls)	Fixed Swap Price
April- December 2015	855,000	91.31

Crude Oil—NYMEX West Texas Intermediate Fixed Price Swap

Production Period	Volume (Bbls)	Fixed Swap Price
April - December 2015	1,375,000	84.10

Crude Oil—ICE Brent Fixed Price Swap

Production Period	Volume (Bbls)	Fixed Swap Price
April - December 2015	550,000	88.78
January - February 2016	91,000	88.72

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

The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties and the resulting net amounts presented in the Company’s consolidated balance sheets as of March 31, 2015 and December 31, 2014.

	March 31, 2015

	(in thousands)
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Derivative assets	$92,335	$—	$92,335

	December 31, 2014

	(in thousands)
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Derivative assets	$117,541	$—	$117,541

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The net amounts are classified as current or noncurrent based on their anticipated settlement dates. The net fair value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

	March 31,	December 31,
	2015	2014

	(in thousands)
Current Assets: Derivative instruments	$92,335	$115,607
Noncurrent Assets: Derivative instruments	—	1,934
Total Assets	$92,335	$117,541

None of the Company’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following table summarizes the gains and losses on derivative instruments included in the combined consolidated statements of operations:

	March 31,	December 31,
	2015	2014

Change in fair value of open non-hedge derivative instruments	$(25,206)	$(3,342)
Gain (loss) on settlement of non-hedge derivative instruments	43,560	(1,056)
Gain (loss) on derivative instruments	$18,354	$(4,398)

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
The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

	Fair value measurements at March 31, 2015 using:

	(in thousands)
	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Fixed price swaps	$—	$92,335	$—	$92,335

	Fair value measurements at December 31, 2014 using:

	(in thousands)
	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Fixed price swaps	$—	$117.541	$—	$117.541

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets.

	March 31, 2015		December 31, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(in thousands)
Debt:
Revolving credit facility	$161,579	$161,579	$223,500	$10,000
7.625% Senior Notes due 2021	450,000	477,563	450,000	440,438
Partnership revolving credit facility	—	—	—	—

The fair value of the revolving credit facility approximates its carrying value based on borrowing rates available to the Company for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Senior Notes was determined using the March 31, 2015 quoted market price, a Level 1 classification in the fair value hierarchy. The fair value of the Partnership’s revolving credit facility approximates its carrying value based on borrowing rates available to us for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The Partnership had no outstanding borrowings as of March 31, 2015.

14.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
The following is a schedule of minimum future lease payments with commitments that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2015:

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Year Ending December 31,	Drilling Rig Commitments	Office and Equipment Leases

2016	27,317	$1,583
2017	19,892	1,734
2018	13,031	1,649
2019	—	1,509
2020	—	1,324
Thereafter	—	7,641
Total	60,240	$15,440

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

15.    SUBSEQUENT EVENTS
Since January 1, 2015, the Company has acquired or has entered into definitive purchase agreements to acquire from unrelated third party sellers an aggregate of approximately 15,940 gross (11,948 net) acres in the Midland Basin, primarily in northwest Howard County, in the Permian Basin, for an aggregate purchase price of approximately $437.8 million, subject to certain adjustments. The Company has offered an average approximate 1.5% overriding royalty interest in certain of the acreage subject to these acquisitions to the Partnership for $33.7 million. This offer is subject to the approval of the conflicts committee of the Partnership’s general partner and the Company’s completion of the acquisitions, and there can be no assurance that this transaction will be completed on these terms or at all. The Company intends to finance the acquisitions, subject to market conditions and other factors, primarily with proceeds from one or more capital market transactions, which may include debt or equity offerings. The Company anticipates that all of these acquisitions will be completed by the end of June 2015. However, substantially all of the transactions remain subject to completion of due diligence and satisfaction of other closing conditions. There can be no assurance that the Company will acquire all or any portion of the acreage described above.
16.    GUARANTOR FINANCIAL STATEMENTS
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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Balance Sheet
March 31, 2015
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$54	$21,768	$9,821	$—	$31,643
Restricted cash	—	—	500	—	500
Accounts receivable	—	76,124	7,084	2	83,210
Intercompany receivable	1,798,170	2,466,740	—	(4,264,910)	—
Inventories	—	2,847	—	—	2,847
Other current assets	337	96,343	492	—	97,172
Total current assets	1,798,561	2,663,822	17,897	(4,264,908)	215,372
Property and equipment
Oil and natural gas properties, at cost, based on the full cost method of accounting	—	2,700,982	510,999	—	3,211,981
Pipeline and gas gathering assets	—	7,174	—	—	7,174
Other property and equipment	—	48,338	—	—	48,338
Accumulated depletion, depreciation, amortization and impairment	—	(401,507)	(41,700)	1,386	(441,821)
	—	2,354,987	469,299	1,386	2,825,672
Investment in subsidiaries	844,250	—	—	(844,250)	—
Other assets	8,833	7,654	34,950	—	51,437
Total assets	$2,651,644	$5,026,463	$522,146	$(5,107,772)	$3,092,481
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$1	$8,794	$6	$—	$8,801
Intercompany payable	96,230	4,168,678	—	(4,264,908)	—
Other current liabilities	50,801	123,733	695	—	175,229
Total current liabilities	147,032	4,301,205	701	(4,264,908)	184,030
Long-term debt	450,000	161,579	—	—	611,579
Asset retirement obligations	—	8,844	—	—	8,844
Deferred income taxes	171,511	—	—	—	171,511
Total liabilities	768,543	4,471,628	701	(4,264,908)	975,964
Commitments and contingencies
Stockholders’ equity:	1,883,101	554,835	521,445	(1,076,280)	1,883,101
Noncontrolling interest	—	—	—	233,416	233,416
Total equity	1,883,101	554,835	521,445	(842,864)	2,116,517
Total liabilities and equity	$2,651,644	$5,026,463	$522,146	$(5,107,772)	$3,092,481

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Three Months Ended March 31, 2015
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$77,384	$—	$15,532	$92,916
Natural gas sales	—	3,779	—	569	4,348
Natural gas liquid sales	—	3,693	—	444	4,137
Royalty income	—	—	16,545	(16,545)	—
Total revenues	—	84,856	16,545	—	101,401
Costs and expenses:
Lease operating expenses	—	22,456	—	—	22,456
Production and ad valorem taxes	—	7,067	1,328	—	8,395
Gathering and transportation	—	1,030	—	—	1,030
Depreciation, depletion and amortization	—	50,307	8,901	469	59,677
General and administrative expenses	4,518	2,166	1,552	—	8,236
Asset retirement obligation accretion expense	—	170	—	—	170
Total costs and expenses	4,518	83,196	11,781	469	99,964
Income (loss) from operations	(4,518)	1,660	4,764	(469)	1,437
Other income (expense)
Interest income - intercompany	—	—	—	—	—
Interest expense	(8,910)	(1,419)	(168)	—	(10,497)
Interest expense - intercompany	—	—	—	—	—
Other income	—	29	486	—	515
Gain on derivative instruments, net	—	18,354	—	—	18,354
Total other income (expense), net	(8,910)	16,964	318	—	8,372
Income (loss) before income taxes	(13,428)	18,624	5,082	(469)	9,809
Provision for income taxes	3,370	—	—	—	3,370
Net income (loss)	(16,798)	18,624	5,082	(469)	6,439
Less: Net income attributable to noncontrolling interest	—	—	—	590	590
Net income (loss) attributable to Diamondback Energy, Inc.	$(16,798)	$18,624	$5,082	$(1,059)	$5,849

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Three Months Ended March 31, 2014
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$74,796	$—	$14,962	$89,758
Natural gas sales	—	2,757	—	578	3,335
Natural gas liquid sales	—	4,144	—	767	4,911
Royalty income	—	—	15,853	(15,853)	—
Total revenues	—	81,697	15,853	454	98,004
Costs and expenses:
Lease operating expenses	—	7,915	—	—	7,915
Production and ad valorem taxes	—	4,903	921	18	5,842
Gathering and transportation	—	588	—	(6)	582
Depreciation, depletion and amortization	—	25,801	5,567	(395)	30,973
General and administrative expenses	3,985	506	144	(78)	4,557
Asset retirement obligation accretion expense	—	72	—	—	72
Intercompany charges	—	—	—	—	—
Total costs and expenses	3,985	39,785	6,632	(461)	49,941
Income (loss) from operations	(3,985)	41,912	9,221	915	48,063
Other income (expense)
Interest income	—	—	—	—	—
Interest income - intercompany	5,368	—	—	(5,368)	—
Interest expense	(5,887)	(618)	—	—	(6,505)
Interest expense - intercompany	—	—	(5,368)	5,368	—
Other income	—	—	—	—	—
Other income (expense)- intercompany	—	108	—	(78)	30
Loss on derivative instruments, net	—	(4,398)		—	(4,398)
Total other income (expense), net	(519)	(4,908)	(5,368)	(78)	(10,873)
Income (loss) before income taxes	(4,504)	37,004	3,853	837	37,190
Provision for income taxes	13,601	—	—	—	13,601
Net income (loss)	$(18,105)	$37,004	$3,853	$837	$23,589

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2015
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided (used in) by operating activities	$(1,970)	$86,560	$14,553	$—	$99,143

Cash flows from investing activities:
Additions to oil and natural gas properties	—	(150,963)	85	—	(150,878)
Acquisition of leasehold interests	—	(2,519)	—	—	(2,519)
Purchase of other property and equipment	—	(158)	—	—	(158)
Intercompany transfers	(16,280)	16,280	—	—	—
Other investing activities	—	—	—	—	—
Net cash provided by (used in) investing activities	(16,280)	(137,360)	85	—	(153,555)
Cash flows from financing activities:
Proceeds from borrowing on credit facility	—	57,501	—	—	57,501
Repayment on credit facility	—	(119,422)	—	—	(119,422)
Proceeds from public offerings	119,422	—	—	—	119,422
Distribution from subsidiary	17,612	—	—	(17,612)	—
Distribution to non-controlling interest	—	—	(19,927)	17,612	(2,315)
Intercompany transfers	(119,422)	119,422	—	—	—
Other financing activities	686	—	—	—	686
Net cash provided by (used in) financing activities	18,298	57,501	(19,927)	—	55,872

Net increase (decrease) in cash and cash equivalents	48	6,701	(5,289)	—	1,460
Cash and cash equivalents at beginning of period	6	15,067	15,110	—	30,183
Cash and cash equivalents at end of period	$54	$21,768	$9,821	$—	$31,643

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2014
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$3,323	$67,588	$6,543	$(5,988)	$71,466

Cash flows from investing activities:
Additions to oil and natural gas properties	—	(78,983)	(6,878)	—	(85,861)
Acquisition of leasehold interests	—	(312,207)	—	—	(312,207)
Acquisition of mineral interests	—	—	—	—	—
Purchase of other property and equipment	—	(595)	—	—	(595)
Intercompany transfers	(204,544)	197,619	—	6,925	—
Other investing activities	—	(521)	—	—	(521)
Net cash used in investing activities	(204,544)	(194,687)	(6,878)	6,925	(399,184)
Cash flows from financing activities:
Proceeds from borrowing on credit facility	—	127,000	—	—	127,000
Proceeds from public offerings	208,644	—	—	—	208,644
Other financing activities	1,967	(9)	(28)	(97)	1,833
Net cash provided by (used in) financing activities	210,611	126,991	(28)	(97)	337,477

Net increase (decrease) in cash and cash equivalents	9,390	(108)	(363)	840	9,759
Cash and cash equivalents at beginning of period	526	14,267	762	—	15,555
Cash and cash equivalents at end of period	$9,916	$14,159	$399	$840	$25,314

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this Quarterly Report on Form 10–Q as well as our audited combined consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”
Overview
We are an independent oil and natural gas company focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. Our activities are primarily directed at the Clearfork, Spraberry, Wolfcamp, Cline, Strawn and Atoka formations which we refer to as the Wolfberry play. We intend to grow our reserves and production through development drilling, exploitation and exploration activities on our multi-year inventory of identified potential drilling locations and through acquisitions that meet our strategic and financial objectives, targeting oil-weighted reserves. Substantially all of our revenues are generated through the sale of oil, natural gas liquids and natural gas production. Our production was approximately 77% oil, 13% natural gas liquids and 10% natural gas for the three months ended March 31, 2015, and was approximately 79% oil, 11% natural gas liquids and 10% natural gas for the three months ended March 31, 2014. On March 31, 2015, our net acreage position in the Permian Basin was approximately 77,866 net acres.
Recent Developments
Common stock transactions
In January 2015, we completed an underwritten public offering of 1,750,000 shares of common stock, which included 262,500 shares of common stock issued pursuant to an option to purchase additional shares granted to the underwriters. The stock was sold to the underwriters at $59.34 per share and we received net proceeds of approximately $119.4 million from the sale of these shares of common stock, net of offering expenses and underwriting discounts and commissions.
Recent and pending acquisitions
Since January 1, 2015, we have acquired or have entered into definitive purchase agreements to acquire from unrelated third party sellers an aggregate of approximately 15,940 gross (11,948 net) acres in the Midland Basin, primarily in northwest Howard County, in the Permian Basin, for an aggregate purchase price of approximately $437.8 million, subject to certain adjustments. During April 2015, based on information reported by the sellers, net production attributable to this acreage is estimated to have been approximately 2,500 BOE/d (on a three-stream basis) (approximately 54% oil) from 117 gross producing vertical wells and three horizontal wells. Based on our evaluation and interpretation of reserve and production information provided by the sellers, as well as our analysis of available geologic and other data, we estimate net proved reserves as of the effective date for the for the acquisition of the applicable assets were approximately 4,347 MBOE. Our estimate of proved reserves has not been reviewed by our independent reserve engineers, and we may revise our estimates following ownership and operation of these properties. Approximately 83% of this acreage is held by production. We believe the acreage is prospective for horizontal drilling in the Lower Spraberry, Wolfcamp A and Wolfcamp B horizons, and have identified an aggregate of approximately 232 net potential horizontal drilling locations in these horizons based on 660 foot spacing between wells. We currently estimate that approximately 42% of the potential horizontal locations will have approximately 10,000 foot laterals, which can provide higher rates of return and capital efficiency than shorter laterals. The average lateral length for these potential horizontal locations is estimated to be approximately 8,357 feet. We also believe that additional development potential may exist in the Middle Spraberry horizon. Salt water disposal infrastructure is already in place on the acreage in Northwest Howard County, and the acquisitions include 3-D seismic data that can be used to geosteer the drilling of horizontal wells. We have offered an average approximate 1.5% overriding royalty interest in certain of the acreage subject to these acquisitions to Viper for $33.7 million. This offer is subject to the approval of the conflicts committee of Viper’s general partner and our completion of the acquisitions, and there can be no assurance that this transaction will be completed on these terms or at all. We intend to finance the acquisitions, subject to market conditions and other factors, primarily with proceeds from one or more capital market transactions, which may include debt or equity offerings. We anticipate that we will become the operator of approximately 93% of this net acreage following the completion of these acquisitions, all of which are expected to have been completed by the end of June 2015. However, substantially all of the transactions remain subject to completion of due diligence and satisfaction of other closing conditions. There can be no assurance that we will acquire all or any portion of the acreage described above.
Operating Results Overview
During the three months ended March 31, 2015, our average daily production was approximately 30,636 BOE/d, consisting of 23,687 Bbls/d of oil, 17,765 Mcf/d of natural gas and 3,988 Bbls/d of natural gas liquids, an increase of 17,084 BOE/d, or 126%, from average daily production of 13,552 BOE/d for the three months ended March 31, 2014, consisting of 10,663 Bbls/d of oil, 7,871 Mcf/d of natural gas and 1,578 Bbls/d of natural gas liquids.
During the three months ended March 31, 2015, we drilled 15 gross (13 net) horizontal wells and two gross (one net) vertical wells and did not participate in the drilling of any non-operated wells in the Permian Basin. In April 2015, we completed our first Lower Spraberry test well on the acreage we acquired in Southwest Martin County in 2014. The Kimberly 714LS has a 7,472 foot lateral and was completed with 32 frac stages. This well is in initial flowback and is still cleaning up. In April 2015, we drilled an approximate 8,200 foot lateral (measured depth of approximately 18,000 feet) in Southwest Martin County in 12 days. In February 2015, we drilled a two-well pad in Midland County with an average lateral length of approximately 10,000 feet (average measured depth of approximately 19,000 feet) in 31 days from the spudding of the first well to total depth of the second well.
As commodity prices have strengthened during the second quarter of 2015 and we have received cost concessions from our service providers of up to 20% to 30% as compared to their peak pricing during 2014, we no longer plan to defer completions and, instead, intend to add a second dedicated completion crew in June to work on our backlog of drilled but uncompleted horizontal wells. Further, if cost concessions hold and commodity prices remain stable or strengthen, we expect to increase our horizontal rig count from three currently to five later this year and, potentially, to seven or eight in 2016. We now intend to complete 55 to 65 gross horizontal wells during 2015, an increase from our prior estimated range of 50 to 60 gross wells. In light of our continuing operational efficiencies and the cost concessions we have seen, we expect to complete these additional wells without an increase in our estimated $400.0 million to $450.0 million of capital expenditures in 2015. In addition, we are projecting that at $60/bbl for WTI, our leading edge cost savings and our efficiency gains will allow us to generate estimated project rates of return comparable to those generated when WTI was $75/bbl, but involved higher drilling and completion costs.

Sources of our revenue
Our revenues are derived from the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from our natural gas during processing. Our oil and natural gas revenues do not include the effects of derivatives. For the three months ended March 31, 2015, our revenues were derived 92% from oil sales, 4% from natural gas liquids sales and 4% from natural gas sales. For the three months ended March 31, 2014, our revenues were derived 92% from oil sales, 5% from natural gas liquids sales and 3% from natural gas sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold, production mix or commodity prices.
Since our production consists primarily of oil, our revenues are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas liquids or natural gas prices. Oil, natural gas liquids and natural gas prices have historically been volatile. During 2014, West Texas Intermediate posted prices ranged from $53.45 to $107.95 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.74 to $8.15 per MMBtu. On March 31, 2015, the West Texas Intermediate posted price for crude oil was $47.72 per Bbl and the Henry Hub spot market price of natural gas was $2.65 per MMBtu.
The industry has recently observed a decline in oil prices from over $105.00 per Bbl in June 2014 to below $50.00 per Bbl during the majority of the three months ended March 31, 2015, combined with increasing service costs. While we entered 2015 running five horizontal rigs and one vertical rig, we released two horizontal rigs and the one vertical rig in February 2015 and continue with three horizontal rigs, two of which are operating in Spanish Trail. Our decision to reduce our rig count, rather than increase it as previously contemplated, is based on our goal of maximizing return on capital and minimizing debt until we can get a more attractive return on our assets.

Results of Operations
The following table sets forth selected historical operating data for the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(in thousands, except Bbl, Mcf and BOE amounts)
Revenues
Oil and natural gas revenues	$101,401	$98,004
Operating Expenses
Lease operating expense	22,456	7,915
Production and ad valorem taxes	8,395	5,842
Gathering and transportation expense	1,030	582
Depreciation, depletion and amortization	59,677	30,973
General and administrative	8,236	4,557
Asset retirement obligation accretion expense	170	72
Total expenses	99,964	49,941
Income from operations	1,437	48,063
Net interest expense	(10,497)	(6,505)
Other income	515	30
Other expense	—	—
Gain (loss) on derivative instruments, net	18,354	(4,398)
Loss from equity investment	—	—
Total other income (expense), net	8,372	(10,873)
Income before income taxes	9,809	37,190
Income tax provision	3,370	13,601
Net income (loss)	6,439	23,589
Less: Net income attributable to noncontrolling interest	590	—
Net income (loss) attributable to Diamondback Energy, Inc.	$5,849	$23,589

Production Data:
Oil (Bbls)	2,131,829	959,631
Natural gas (Mcf)	1,598,810	708,419
Natural gas liquids (Bbls)	358,924	142,023
Combined volumes (BOE)	2,757,221	1,219,724
Daily combined volumes (BOE/d)	30,636	13,552

Average Prices(1):
Oil (per Bbl)	$43.59	$93.53
Natural gas (per Mcf)	2.72	4.71
Natural gas liquids (per Bbl)	11.53	34.58
Combined (per BOE)	36.78	80.35

Average Costs (per BOE)
Lease operating expense	$8.14	$6.49
Gathering and transportation expense	0.37	0.48
Production and ad valorem taxes	3.04	4.79
Production and ad valorem taxes as a % of sales	8.3%	6.0%
Depreciation, depletion, and amortization	21.64	25.39
General and administrative(2)	2.99	3.74
Interest expense	3.81	5.33

(1)
After giving effect to our derivative instruments, the average prices per Bbl of oil and per BOE were $64.01 and $52.57, respectively, during the three months ended March 31, 2015 and $92.43 and $79.48, respectively, during the three months ended March 31, 2014.

(2)
General and administrative includes non-cash stock based compensation, net of capitalized amounts, of $4,924 and $2,190 for the three months ended March 31, 2015 and 2014, respectively. Excluding stock based compensation from the above metric results in general and administrative cost per BOE of $1.20 and $1.94 for the three months ended March 31, 2015 and 2014, respectively.

Comparison of the Three Months Ended March 31, 2015 and 2014
Oil, Natural Gas Liquids and Natural Gas Revenues. Our oil, natural gas liquids and natural gas revenues increased by approximately $3.4 million, or 3%, to $101.4 million for the three months ended March 31, 2015 from $98.0 million for the three months ended March 31, 2014. Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 17,084 BOE/d to 30,636 BOE/d during the three months ended March 31, 2015 from 13,552 BOE/d during the three months ended March 31, 2014. The total increase in revenue of approximately $3.4 million is largely attributable to higher oil, natural gas liquids and natural gas production volumes for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, substantially offset by lower average sales prices. The increases in production volumes were due to a combination of increased drilling activity and growth through acquisitions. Our production increased by 1,172,198 Bbls of oil, 216,901 Bbls of natural gas liquids and 890,391 Mcf of natural gas for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The net dollar effect of the decreases in prices of approximately $117.9 million (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas liquids and natural gas) and the net dollar effect of the increase in production of approximately $121.3 million (calculated as the increase in period-to-period volumes for oil, natural gas liquids and natural gas multiplied by the period average prices) are shown below.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$(49.94)	2,131,829	$(106,472)
Natural gas liquids	$(23.05)	358,924	$(8,275)
Natural gas	$(1.99)	1,598,810	$(3,182)
Total revenues due to change in price			$(117,929)

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	1,172,198	$93.53	$109,635
Natural gas liquids	216,901	$34.58	$7,500
Natural gas	890,391	$4.71	$4,191
Total revenues due to change in production volumes			$121,326
Total change in revenues			$3,397

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas
Lease Operating Expense. Lease operating expense, or LOE, was $22.5 million ($8.14 per BOE) for the three months ended March 31, 2015, an increase of $14.5 million, or 184%, from $7.9 million ($6.49 per BOE) for the three months ended March 31, 2014. The increase is due to increased drilling activity and acquisitions, which resulted in 152 additional producing wells, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Upon becoming the operator of wells acquired in our acquisitions, we seek to achieve the efficiencies in those wells that we have established with our existing portfolio of wells.

Production and Ad Valorem Tax Expense. Production and ad valorem taxes increased to $8.4 million for the three months ended March 31, 2015 from $5.8 million for the three months ended March 31, 2014. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. During the three months ended March 31, 2015, our production taxes per BOE decreased by $1.75 as compared to the three months ended March 31, 2014, primarily reflecting the impact of lower oil and natural gas prices on production taxes. Our ad valorem taxes have increased primarily as a result of increased valuations on our properties.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased $28.7 million, or 93%, from $31.0 million for the three months ended March 31, 2014 to $59.7 million for the three months ended March 31, 2015.
The following table provides components of our DD&A expense for the periods presented:

	Three Months Ended March 31,
	2015	2014

	(in thousands, except BOE amounts)
Depletion of proved oil and natural gas properties	$59,255	$30,724
Depreciation of other property and equipment	422	249
DD&A	$59,677	$30,973

Oil and natural gas properties DD&A per BOE	$21.49	$25.19
Total DD&A per BOE	$21.64	$25.39

The increases in depletion of proved oil and natural gas properties of $28.5 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 resulted primarily from higher total production levels, increased net book value on new reserves added and an increase in capitalized interest to the full cost pool. On a per BOE basis, DD&A decreased primarily due to the increased net book value on new reserves and acquisitions.
General and Administrative Expense. General and administrative expense increased $3.7 million from $4.6 million for the three months ended March 31, 2014 to $8.2 million for the three months ended March 31, 2015. The increase was due to increases in stock based compensation and salaries and benefits expense.
Net Interest Expense. Net interest expense for the three months ended March 31, 2015 was $10.5 million as compared to $6.5 million for the three months ended March 31, 2014, an increase of $4.0 million. This increase was due primarily to the higher average level of outstanding borrowings under our credit facility during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
Derivatives. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our combined consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.” For the three months ended March 31, 2015 and 2014, we had a cash gain on settlement of derivative instruments of $43.6 million and a cash loss on settlement of derivative instruments of $1.1 million, respectively. For the three months ended March 31, 2015 and 2014, we had a negative change in the fair value of open derivative instruments of $25.2 million and $3.3 million, respectively.
Income Tax Expense. We recorded income tax expense of $3.4 million for the three months ended March 31, 2015 as compared to $13.6 million for the three months ended March 31, 2014. Our effective tax rate was 34.4% for the three months ended March 31, 2015 as compared to 36.6% for the three months ended March 31, 2014.

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
Liquidity and Cash Flow
Our cash flows for the three months ended March 31, 2015 and 2014 are presented below:

	Three Months Ended March 31,
	2015	2014

	(in thousands)
Net cash provided by operating activities	$99,143	$71,466
Net cash used in investing activities	(153,555)	(399,184)
Net cash provided by financing activities	$55,872	$337,477
Net change in cash	$1,460	$9,759
Operating Activities
Net cash provided by operating activities was $99.1 million for the three months ended March 31, 2015 as compared to $71.5 million for the three months ended March 31, 2014. The increase in operating cash flows is primarily the result of the increase in our oil and natural gas revenues due to a 126.1% increase in our net BOE production, partially offset by a 54.2% decrease in our net realized sales prices.
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

Investing Activities
The purchase and development of oil and natural gas properties accounted for the majority of our cash outlays for investing activities. We used cash for investing activities of $153.6 million and $399.2 million during the three months ended March 31, 2015 and 2014, respectively.
During the three months ended March 31, 2015, we spent $151.4 million on capital expenditures in conjunction with our infrastructure projects and drilling program, in which we drilled 15 gross (13 net) horizontal wells and two gross (one net) vertical wells. We spent an additional $2.0 million on leasehold costs, $0.2 million for the purchase of other property and equipment.
During the three months ended March 31, 2014, we spent $86.4 million on capital expenditures in conjunction with our drilling program in which we drilled 29 gross (24 net) wells and participated in the drilling of an additional one gross non-operated wells. We spent an additional $312.2 million on leasehold costs and $0.6 million for the purchase of other property and equipment. In February 2014, we completed acquisitions of additional oil and natural gas leasehold interests in Martin County, Texas, in the Permian Basin, from unrelated third party sellers for an aggregate purchase price of approximately $292.2 million, subject to certain adjustments.
Our investing activities for the three months ended March 31, 2015 and 2014 are summarized in the following table:

	Three Months Ended March 31,
	2015	2014

	(in thousands)
Drilling, completion and infrastructure	$(151,397)	$(86,393)
Acquisition of leasehold interests	(2,000)	(312,207)
Acquisition of Gulfport properties	—	—
Acquisition of mineral interests	—	—
Purchase of other property and equipment	(158)	(595)
Proceeds from sale of property and equipment	—	11
Cost method investment	—	—
Settlement of non-hedge derivative instruments	—	—
Receipt on derivative margins	—	—
Net cash used in investing activities	$(153,555)	$(399,184)
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2015 and 2014 was $55.9 million and $337.5 million, respectively. During the three months ended March 31, 2015, the amount provided by financing activities was primarily attributable to the net proceeds from our January 2015 equity offering of $119.4 million partially offset by the repayment, net of borrowings of $61.9 million under our credit facility. The 2014 amount provided by financing activities was primarily attributable to the net proceeds of $208.4 million from our February 2014 equity offering and borrowings of $127.0 million under our credit facility.
Second Amended and Restated Credit Facility

Our second amended and restated credit agreement, dated November 1, 2013, as amended on June 9, 2014 and November 13, 2014, with a syndication of banks, including Wells Fargo, as administrative agent, sole book runner and lead arranger, provides for a revolving credit facility in the maximum amount of $2.0 billion, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on our oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, we may request up to three additional redeterminations of the borrowing base during any 12-month period. As of March 31, 2015, the borrowing base was set at $750.0 million, although we elected a commitment amount of $500.0 million. In connection with our Spring 2015 redetermination, the agent lender under the credit agreement has recommended that our borrowing base be set at $725.0 million. This adjustment is subject to the approval of our other lenders. Regardless of such adjustment, we currently intend to continue our election of a commitment amount of $500.0 million. As of March 31, 2015, we had outstanding borrowings of $161.6 million, which bore a weighted-average interest rate of 1.92%, and $338.4 million available for future borrowings under this facility. As of March 31, 2015, the credit agreement is guaranteed by us, Diamondback E&P LLC and White Fang Energy LLC and will also be guaranteed by any future restricted subsidiaries of Diamondback. The credit agreement is also secured by substantially all of our assets and the assets of Diamondback O&G LLC and the guarantors.

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

The covenant prohibiting additional indebtedness allows for the issuance of unsecured debt of up to $750 million in the form of senior or senior subordinated notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be repaid. As of March 31, 2015, we had $450 million of senior notes outstanding.

As of March 31, 2015, we were in compliance with all financial covenants under our revolving credit facility. The lenders may accelerate all of the indebtedness under our revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of our revolving credit facility generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.
Partnership Credit Facility-Wells Fargo Bank
On July 8, 2014, Viper entered into a secured revolving credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, as the administrative agent, sole book runner and lead arranger. The credit agreement, which was amended August 15, 2014 to add additional lenders to the lending group, provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on Viper’s oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, Viper may request up to three additional redeterminations of the borrowing base during any 12-month period. As of March 31, 2015, the borrowing base was set at $110.0 million and Viper had no outstanding borrowings. In connection with Viper’s Spring 2015 redetermination, the agent lender under the credit agreement has recommended that Viper’s borrowing base be increased to $175.0 million. This increase is subject to the approval of the other lenders.
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
Capital Requirements and Sources of Liquidity
Our board of directors approved a 2015 capital budget for drilling and infrastructure of $400.0 million to $450.0 million. We estimate that, of these expenditures, approximately:

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
During the three months ended March 31, 2015, our aggregate capital expenditures for drilling and infrastructure were $151.4 million. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted. During the three months ended March 31, 2015, we spent approximately $2.0 million on acquisitions of leasehold interests. For information regarding our recently completed and pending acquisitions, see “—Recent Developments—Recent and pending acquisitions.”
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

Contractual Obligations
Except as discussed in Note 14 of the Notes to the Consolidated Financial Statements of this Form 10-Q there were no material changes to our contractual obligations and other commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Accounting Policies
There have been no changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014
Off-balance Sheet Arrangements
We currently have no off-balance sheet arrangements as of March 31, 2015. Please read Note 15 included in Notes to the Combined Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10–Q, for a discussion of our commitments and contingencies, some of which are not recognized in the balance sheets under GAAP.

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
At March 31, 2015, we had a net asset derivative position of $92.3 million, related to our price swap derivatives, as compared to a net asset derivative position of $0.4 million as of December 31, 2014 related to our price swap derivatives. Utilizing actual derivative contractual volumes under our fixed price swaps as of March 31, 2015, a 10% increase in forward curves associated with the underlying commodity would have decreased the net asset position to $76.5 million, a decrease of $15.8 million, while a 10% decrease in forward curves associated with the underlying commodity would have increased the net asset derivative position to $108.2 million, an increase of $15.8 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Counterparty and Customer Credit Risk
Our principal exposures to credit risk are through receivables resulting from joint interest receivables (approximately $44.6 million at March 31, 2015) and receivables from the sale of our oil and natural gas production (approximately $38.6 million at March 31, 2015).
We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the three months ended March 31, 2015, two purchasers accounted for more than 10% of our revenue: Shell Trading (US) Company (68%) and Enterprise Crude Oil LLC (11%). For the year ended December 31, 2014, two purchasers accounted for more than 10% of our revenue: Shell Trading (US) Company (64%) and Enterprise Crude Oil LLC (16%). No other customer accounted for more than 10% of our revenue during these periods.
Joint operations receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells. At March 31, 2015, we had one customer that represented approximately 44% of our total joint operations receivables. At December 31, 2014, we had one customer that represented approximately 61% of our total joint operations receivables.

Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facility. The terms of our revolving credit facility provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.5% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. Our weighted-average interest rate on borrowings under our credit facility was 1.92% at March 31, 2015. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $1.6 million based on the $161.6 million outstanding in the aggregate under our revolving credit facility on March 31, 2015.

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
As of March 31, 2015, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2015, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II
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
ITEM 1A. RISK FACTORS
Our business faces many risks. Any of the risks discussed in this Form 10-Q and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.
In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

4.6
Second Supplemental Indenture, dated as of October 8, 2014, by and among Diamondback Energy, Inc., White Fang Energy LLC, as subsidiary guarantor, other subsidiary guarantors party thereo and Wells Fargo, National Association, as trustee.

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

DIAMONDBACK ENERGY, INC.

Date:	May 6, 2015
/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer
(Principal Financial and Accounting Officer)