Form 10-Q
period 2015-06-30
Diamondback Energy, Inc.
filed 2015-08-10
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2015, 63,678,945 shares of the registrant’s common stock were outstanding.

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

Forward-looking statements may include statements about our:

•	business strategy;

•	exploration and development drilling prospects, inventories, projects and programs;

•	oil and natural gas reserves;

•	acquisitions;

•	identified drilling locations;

•	ability to obtain permits and governmental approvals;

•	technology;

•	financial strategy;

•	realized oil and natural gas prices;

•	production;

•	lease operating expenses, general and administrative costs and finding and development costs;

•	future operating results; and

•	plans, objectives, expectations and intentions.
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

Diamondback Energy, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2015	2014

	(In thousands, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$44,678	$30,183
Restricted cash	500	500
Accounts receivable:
Joint interest and other	28,032	50,943
Oil and natural gas sales	42,379	43,050
Related party	—	4,001
Inventories	2,658	2,827
Derivative instruments	47,910	115,607
Prepaid expenses and other	4,205	4,600
Total current assets	170,362	251,711
Property and equipment
Oil and natural gas properties, based on the full cost method of accounting ($1,071,531 and $773,520 excluded from amortization at June 30, 2015 and December 31, 2014, respectively)	3,712,812	3,118,597
Pipeline and gas gathering assets	7,174	7,174
Other property and equipment	48,654	48,180
Accumulated depletion, depreciation, amortization and impairment	(822,243)	(382,144)
	2,946,397	2,791,807
Derivative instruments	—	1,934
Other assets	54,699	50,029
Total assets	$3,171,458	$3,095,481
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$23,309	$26,230
Accrued capital expenditures	24,746	129,397
Other accrued liabilities	60,471	41,149
Revenues and royalties payable	19,108	30,000
Deferred income taxes	15,005	39,953
Total current liabilities	142,639	266,729
Long-term debt	718,000	673,500
Asset retirement obligations	11,851	8,447
Deferred income taxes	55,349	161,592
Total liabilities	927,839	1,110,268
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 63,675,209 issued and outstanding at June 30, 2015; 57,887,583 issued and outstanding at December 31, 2014	637	569
Additional paid-in capital	2,019,621	1,554,174
Retained earnings (Accumulated deficit)	(10,170)	196,268
Total Diamondback Energy, Inc. stockholders’ equity	2,010,088	1,751,011
Noncontrolling interest	233,531	234,202
Total equity	2,243,619	1,985,213
Total liabilities and equity	$3,171,458	$3,095,481
See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(In thousands, except per share amounts)
Revenues:
Oil sales	$107,627	$115,282	200,543	205,040
Natural gas sales	4,410	1,913	6,118	3,668
Natural gas sales - related party	—	2,416	2,640	3,996
Natural gas liquid sales	7,026	3,304	8,619	5,888
Natural gas liquid sales - related party	—	4,089	2,544	6,416
Total revenues	119,063	127,004	220,464	225,008
Costs and expenses:
Lease operating expenses	20,472	10,425	42,928	18,232
Lease operating expenses - related party	—	71	—	179
Production and ad valorem taxes	7,675	8,106	15,917	13,684
Production and ad valorem taxes - related party	—	448	153	712
Gathering and transportation	1,625	102	1,686	316
Gathering and transportation - related party	—	601	969	969
Depreciation, depletion and amortization	57,096	40,021	116,773	70,994
Impairment of oil and gas properties	323,451	—	323,451	—
General and administrative expenses (including non-cash stock based compensation, net of capitalized amounts, of $4,333 and $1,128 for the three months ended June 30, 2015 and 2014, respectively, and $9,257 and $3,318 for the six months ended June 30, 2015 and 2014, respectively)	7,162	3,610	14,913	7,875
General and administrative expenses - related party	522	324	1,007	616
Asset retirement obligation accretion expense	180	104	350	176
Total costs and expenses	418,183	63,812	518,147	113,753
Income (loss) from operations	(299,120)	63,192	(297,683)	111,255
Other income (expense)
Interest expense	(10,274)	(7,739)	(20,771)	(14,244)
Other income	378	—	870	—
Other income - related party	55	30	78	60
Other expense	—	(1,408)	—	(1,408)
Loss on derivative instruments, net	(19,123)	(11,088)	(769)	(15,486)
Total other income (expense), net	(28,964)	(20,205)	(20,592)	(31,078)
Income (loss) before income taxes	(328,084)	42,987	(318,275)	80,177
Provision for (benefit from) income taxes	(116,732)	15,163	(113,362)	28,764
Net income (loss)	(211,352)	27,824	(204,913)	51,413
Less: Net income attributable to noncontrolling interest	935	71	1,525	71
Net income (loss) attributable to Diamondback Energy, Inc.	$(212,287)	$27,753	(206,438)	51,342

Earnings per common share
Basic	$(3.45)	$0.55	$(3.44)	$1.03
Diluted	$(3.45)	$0.54	$(3.44)	$1.02
Weighted average common shares outstanding
Basic	61,469	50,777	59,936	49,622
Diluted	61,469	51,142	59,936	50,047

See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Unaudited)

				Retained
			Additional	Earnings/
	Common Stock		Paid-in	(Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit)	Interest	Total

Balance December 31, 2013	47,106	$471	$842,557	$2,513	$—	$845,541

Net proceeds from issuance of common units - Viper Energy Partners LP	—	—	—	—	137,365	137,365
Unit-based compensation	—	—	—	—	—	—
Stock-based compensation	—	—	5,906	—	—	5,906
Common shares issued in public offering, net of offering costs	3,450	35	208,394	—	—	208,429
Exercise of stock options and vesting of restricted stock units	251	3	3,680	—	—	3,683
Net income	—	—	—	51,342	71	51,413
Balance June 30, 2014	50,807	$509	$1,060,537	$53,855	$137,436	$1,252,337

Balance December 31, 2014	56,888	$569	$1,554,174	$196,268	$234,202	$1,985,213

Unit-based compensation	—	—	—	—	1,878	1,878
Stock-based compensation	—	—	10,970	—	—	10,970
Distribution to noncontrolling interest	—	—	—	—	(4,074)	(4,074)
Common shares issued in public offering, net of offering costs	6,613	66	452,689	—	—	452,755
Exercise of stock options and vesting of restricted stock units	174	2	1,788	—	—	1,790
Net income	—	—	—	(206,438)	1,525	(204,913)
Balance June 30, 2015	63,675	$637	$2,019,621	$(10,170)	$233,531	$2,243,619

See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

-

	Six Months Ended June 30,
	2015	2014

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(204,913)	$51,413
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	(131,191)	28,764
Impairment of oil and gas properties	323,451	—
Asset retirement obligation accretion expense	350	176
Depreciation, depletion, and amortization	116,773	70,994
Amortization of debt issuance costs	1,279	946
Change in fair value of derivative instruments	69,631	10,810
Stock-based compensation expense	9,257	3,318
(Gain) loss on sale of assets, net	—	1,397
Changes in operating assets and liabilities:
Accounts receivable	9,055	(18,584)
Accounts receivable-related party	—	(2,007)
Inventories	169	977
Prepaid expenses and other	395	(219)
Accounts payable and accrued liabilities	16,626	2,076
Accounts payable and accrued liabilities-related party	—	—
Accrued interest	(204)	3,415
Revenues and royalties payable	(10,892)	6,230
Net cash provided by operating activities	199,786	159,706
Cash flows from investing activities:
Additions to oil and natural gas properties	(242,281)	(206,779)
Additions to oil and natural gas properties-related party	(7)	(2,571)
Acquisition of leasehold interests	(435,398)	(312,207)
Pipeline and gas gathering assets	—	(1,165)
Purchase of other property and equipment	(604)	(934)
Proceeds from sale of property and equipment	—	11
Equity investments	(1,675)	—
Net cash used in investing activities	(679,965)	(523,645)
Cash flows from financing activities:
Proceeds from borrowings on credit facility	363,501	166,000
Repayment on credit facility	(319,001)	(130,000)
Debt issuance costs	(317)	(1,039)
Public offering costs	(285)	(946)
Proceeds from public offerings	453,060	347,679
Exercise of stock options	1,790	3,683
Distribution to non-controlling interest	(4,074)	—
Net cash provided by financing activities	494,674	385,377
Net increase in cash and cash equivalents	14,495	21,438
Cash and cash equivalents at beginning of period	30,183	15,555
Cash and cash equivalents at end of period	$44,678	$36,993

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - Continued
(Unaudited)

	Six Months Ended June 30,
	2015	2014

	(In thousands)
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$19,693	$11,409
Supplemental disclosure of non-cash transactions:
Asset retirement obligation incurred	$215	$382
Asset retirement obligation revisions in estimated liability	$78	$588
Asset retirement obligation acquired	$2,765	$1,312
Change in accrued capital expenditures	$(104,651)	$6,901
Capitalized stock-based compensation	$3,591	$2,715

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
The wholly-owned subsidiaries of Diamondback, as of June 30, 2015, include Diamondback E&P LLC, a Delaware limited liability company, Diamondback O&G LLC, a Delaware limited liability company, Viper Energy Partners GP LLC, a Delaware limited liability company, and White Fang Energy LLC, a Delaware limited liability company. The consolidated subsidiaries include the wholly-owned subsidiaries as well as Viper Energy Partners LP, a Delaware limited partnership, and Viper Energy Partners LLC, a Delaware limited liability company.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation.
The Partnership is consolidated in the financial statements of the Company. As of June 30, 2015, the Company owned approximately 88% of the common units of the Partnership and the Company’s wholly-owned subsidiary, Viper Energy Partners GP LLC, is the General Partner of the Partnership.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09 supersedes most of the existing revenue recognition requirements in GAAP and requires (i) an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services and (ii) requires expanded disclosures regarding the nature, amount, timing, and certainty of revenue and cash flows from contracts with customers. The standard will be effective for annual and interim reporting periods beginning after December 15, 2016, with early application not permitted. The standard allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. The Company is currently evaluating the impact, if any, that the adoption of ASU 2014-09 will have on the Company’s financial position, results of operations, and liquidity.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest”. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount to simplify the presentation of debt issuance costs. The standard will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early application will be permitted for financial statements that have not previously been issued. Adoption of the new guidance will only affect the presentation of the Company’s consolidated balance sheets and will not have a material impact on its consolidated financial statements.

3.    ACQUISITIONS
2015 Activity

Since January 1, 2015, the Company has completed acquisitions from unrelated third party sellers of an aggregate of approximately 15,940 gross (11,864 net) acres in the Midland Basin, primarily in northwest Howard County, in the Permian Basin, for an aggregate purchase price of approximately $435.4 million, subject to certain adjustments. The acquisitions were accounted for according to the acquisition method, which requires the recording of net assets acquired and consideration transferred at fair value. These acquisitions were funded with the net proceeds of the May 2015 equity offering discussed in Note 9 below and borrowings under the Company’s revolving credit facility discussed in Note 8 below.

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
The Company has included in its consolidated statements of operations revenues of $5.8 million and direct operating expenses of $3.4 million for the three months ended June 30, 2015 due to the acquisition and revenues of $11.0 million and direct operating expenses of $7.1 million for the six months ended June 30, 2015 due to the acquisition. The disclosure of net earnings is impracticable to calculate due to the full cost method of depletion.

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
The Company has included in its consolidated statements of operations revenues of $10.4 million and direct operating expenses of $2.8 million for the three months ended June 30, 2015 and revenues of $14.3 million and direct operating expenses of $3.5 million for the three months ended June 30, 2014, due to the acquisitions. The Company has included in its consolidated statements of operations revenues of $17.2 million and direct operating expenses of $5.8 million for the six months ended June 30, 2015 and revenues of $19.2 million and direct operating expenses of $4.6 million for the period from February 28, 2014 to June 30, 2014, due to the acquisitions. The disclosure of net earnings is impracticable to calculate due to the full cost method of depletion.
Pro Forma Financial Information
The following unaudited summary pro forma combined consolidated statement of operations data of Diamondback for the three months and six months ended June 30, 2014 have been prepared to give effect to the February 27 and 28, 2014 acquisitions and the September 9, 2014 acquisition as if they had occurred on January 1, 2013. The pro forma data are not necessarily indicative of financial results that would have been attained had the acquisitions occurred on January 1, 2013. The pro forma data also necessarily exclude various operation expenses related to the properties and the financial statements should not be viewed as indicative of operations in future periods.

	Pro Forma
	(Unaudited)
	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014

	(in thousands)
Revenues	$141,527	$261,471
Income from operations	68,761	123,459
Net income	31,229	59,026

4.    VIPER ENERGY PARTNERS LP
The Partnership is a publicly traded Delaware limited partnership, the common units of which are listed on the NASDAQ Global Market under the symbol “VNOM”. The Partnership was formed by Diamondback on February 27, 2014, to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. Viper Energy Partners GP LLC, a fully- consolidated subsidiary of Diamondback, serves as the general partner of, and holds a non-economic general partner interest in, the Partnership. As of June 30, 2015, the Company owned approximately 88% of the common units of the Partnership. Prior to the completion on June 23, 2014 of the Viper Offering, Diamondback owned all of the general and limited partner interests in the Partnership.

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

In connection with the Viper Offering, Diamondback contributed all of the membership interests in Viper Energy Partners LLC to the Partnership in exchange for 70,450,000 common units. In addition, in connection with the

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

closing of the Viper Offering, the Partnership agreed to distribute to Diamondback all cash and cash equivalents and the royalty income receivable on hand in the aggregate amount of approximately $11.3 million and the net proceeds from the Viper Offering. As of June 30, 2014, the Partnership had distributed $137.5 million to Diamondback and the Partnership recorded a payable balance of approximately $11.3 million. The contribution of Viper Energy Partners LLC to the Partnership was accounted for as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests. During the three months and six months ended June 30, 2015, the Partnership distributed $13.4 million and $31.0 million, respectively, to Diamondback in respect of its common units.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

5.    PROPERTY AND EQUIPMENT
Property and equipment includes the following:

	June 30,	December 31,
	2015	2014

	(in thousands)
Oil and natural gas properties:
Subject to depletion	$2,641,281	$2,345,077
Not subject to depletion-acquisition costs
Incurred in 2015	384,799	—
Incurred in 2014	549,326	576,802
Incurred in 2013	74,109	130,474
Incurred in 2012	63,297	65,480
Incurred in 2011	—	764
Total not subject to depletion	1,071,531	773,520
Gross oil and natural gas properties	3,712,812	3,118,597
Accumulated depletion	(818,848)	(379,481)
Oil and natural gas properties, net	2,893,964	2,739,116
Pipeline and gas gathering assets	7,174	7,174
Other property and equipment	48,654	48,180
Accumulated depreciation	(3,395)	(2,663)
Property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$2,946,397	$2,791,807
Accumulated depletion includes an impairment of oil and gas properties of $323.5 million due to the significant decline in prices from over $105.00 per Bbl in June 2014 to a range of prices between $45.00 per Bbl and $60.00 per Bbl during the six months ended June 30, 2015.
Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All internal costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized internal costs were approximately $1.5 million and $2.6 million for the three months ended June 30, 2015 and 2014, respectively, and $3.6 million and $4.9 million for the six months ended June 30, 2015 and 2014, respectively. Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The inclusion of the Company’s unevaluated costs into the amortization base is expected to be completed within three to five years.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

6.    ASSET RETIREMENT OBLIGATIONS
The following table describes the changes to the Company’s asset retirement obligation liability for the following periods:

	Six Months Ended June 30,
	2015	2014

	(in thousands)
Asset retirement obligation, beginning of period	$8,486	$3,029
Additional liability incurred	215	382
Liabilities acquired	2,765	1,312
Liabilities settled	(4)	(10)
Accretion expense	350	176
Revisions in estimated liabilities	78	588
Asset retirement obligation, end of period	11,890	5,477
Less current portion	39	40
Asset retirement obligations - long-term	$11,851	$5,437
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
7.    EQUITY METHOD INVESTMENTS
In October 2014, the Company paid $0.6 million for a minority interest in an entity that was formed to develop, own and operate an integrated water management system to gather, store, process, treat, distribute and dispose of water to exploration and production companies operating in Midland, Martin and Andrews Counties, Texas. The board of this entity may also authorize the entity to offer these services to other counties in the Permian Basin and to pursue other business opportunities. The Company has committed to invest an aggregate amount of $5.0 million in this entity, and several other third parties have committed to invest an aggregate of $15.0 million. For both the three months and six months ended June 30, 2015, the Company invested an additional $1.7 million in this entity. The Company will retain a minority interest after all commitments are received. The entity was formed as a limited liability company and maintains a specific ownership account for each investor, similar to a partnership capital account structure. Therefore the Company accounts for this investment under the equity method of accounting.
8.    DEBT
Long-term debt consisted of the following as of the dates indicated:

	June 30,	December 31,
	2015	2014

	(in thousands)
Revolving credit facility	$268,000	$223,500
7.625 % Senior Notes due 2021	450,000	450,000
Partnership revolving credit facility	—	—
Total long-term debt	$718,000	$673,500

Senior Notes
On September 18, 2013, the Company completed an offering of $450.0 million in aggregate principal amount of 7.625% senior unsecured notes due 2021 (the “Senior Notes”). The Senior Notes bear interest at the rate of 7.625% per annum, payable semi-annually, in arrears on April 1 and October 1 of each year, commencing on April 1, 2014 and will mature on October 1, 2021. On June 23, 2014, in connection with the Viper Offering, the Company

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

designated the Partnership, the General Partner and Viper Energy LLC as unrestricted subsidiaries and, upon such designation, Viper Energy LLC, which was a guarantor under the indenture governing of the Senior Notes, was released as a guarantor under the indenture. As of June 30, 2015, the Senior Notes are fully and unconditionally guaranteed by Diamondback O&G LLC, Diamondback E&P LLC and White Fang Energy LLC and will also be guaranteed by any future restricted subsidiaries of Diamondback. The net proceeds from the Senior Notes were used to fund the acquisition of mineral interests underlying approximately 14,804 gross (12,687 net) acres in Midland County, Texas in the Permian Basin.
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
In connection with the issuance of the Senior Notes, the Company and the subsidiary guarantors entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the initial purchasers on September 18, 2013, pursuant to which the Company and the subsidiary guarantors agreed to file a registration statement with respect to an offer to exchange the Senior Notes for a new issue of substantially identical debt securities registered under the Securities Act, which registration statement was declared effective by the SEC on September 15, 2014 and the exchange offer completed on October 23, 2014.
Credit Facility-Wells Fargo Bank
On June 9, 2014, Diamondback entered into a first amendment (the “first amendment”) and on November 13, 2014, Diamondback entered into a second amendment (the “second amendment”) to the second amended and restated credit agreement, dated November 1, 2013 (together, the “credit agreement”). The first amendment modified certain provisions of the credit agreement to, among other things, allow the Company to designate one or more of its subsidiaries as “Unrestricted Subsidiaries” that are not subject to certain restrictions contained in the credit agreement. In connection with the Viper Offering, the Company designated the Partnership, the General Partner and Viper Energy LLC as unrestricted subsidiaries under the credit agreement. As of June 30, 2015, the loan is guaranteed by Diamondback, Diamondback E&P LLC and White Fang Energy LLC and will also be guaranteed by any future restricted subsidiaries of Diamondback. The credit agreement is also secured by substantially all of the assets of the Company, Diamondback O&G LLC and the guarantors.

The second amendment increased the maximum amount of the credit facility to $2.0 billion, modified the dates and deadlines of the credit agreement relating to the scheduled borrowing base redeterminations based on the Company’s oil and natural gas reserves and other factors (the “borrowing base”) and added new provisions that allow the Company to elect a commitment amount that is less than its borrowing base as determined by the lenders. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, the Company may request up to three additional redeterminations of the borrowing base during any 12-

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

month period. As of June 30, 2015, the borrowing base was set at $725.0 million, of which the Company had elected a commitment amount of $500.0 million, and the Company had outstanding borrowings of $268.0 million.

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

The covenant prohibiting additional indebtedness allows for the issuance of unsecured debt of up to $750.0 million in the form of senior or senior subordinated notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be repaid. As of June 30, 2015, the Company had $450.0 million of senior unsecured notes outstanding.

As of June 30, 2015 and December 31, 2014, the Company was in compliance with all financial covenants under its revolving credit facility, as then in effect. The lenders may accelerate all of the indebtedness under the Company’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.
Partnership Credit Facility-Wells Fargo Bank
On July 8, 2014, the Partnership entered into a secured revolving credit agreement with Wells Fargo, as the administrative agent, sole book runner and lead arranger. The credit agreement, which was amended August 15, 2014 to add additional lenders to the lending group, provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on the Partnership’s oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. The credit agreement was further amended on May 22, 2015 to, among other things, increase the borrowing base from $110.0 million to $175.0 million and to provide for certain restrictions on purchasing margin stock. As of June 30, 2015, the borrowing base remained at $175.0 million. The Partnership had no outstanding borrowings as of June 30, 2015.
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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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
The credit agreement contains various affirmative, negative and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, purchases of margin stock, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates and entering into certain swap agreements and require the maintenance of the financial ratios described below.

Financial Covenant	Required Ratio
Ratio of total debt to EBITDAX	Not greater than 4.0 to 1.0
Ratio of current assets to liabilities, as defined in the credit agreement	Not less than 1.0 to 1.0
EBITDAX is annualized for the four fiscal quarters ending on the last day of the fiscal quarter for which financial statements are available, beginning with the quarter ended September 30, 2014.

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
9.    CAPITAL STOCK AND EARNINGS PER SHARE
As of June 30, 2015, Diamondback had completed the following equity offerings since January 1, 2014:
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
In May 2015, the Company completed an underwritten public offering of 4,600,000 shares of common stock, which included 600,000 shares of common stock issued pursuant to an option to purchase additional shares granted to the underwriters. The stock was sold to the underwriters at $72.53 per share and the Company received net proceeds of approximately $333.6 million from the sale of these shares of common stock, net of offering expenses and underwriting discounts and commissions.

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

	Three Months Ended June 30,
	2015			2014
			Per			Per
	Income	Shares	Share	Income	Shares	Share

	(in thousands, except per share amounts)
Basic:
Net income attributable to common stock	$(212,287)	61,469	$(3.45)	27,753	50,777	$0.55
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable	$—	—		(74)	365
Diluted:
Net income attributable to common stock	$(212,287)	61,469	$(3.45)	27,679	51,142	$0.54

	Six Months Ended June 30,
	2015			2014
			Per			Per
	Income	Shares	Share	Income	Shares	Share

	(in thousands, except per share amounts)
Basic:
Net income attributable to common stock	$(206,438)	59,936	$(3.44)	51,342	49,622	$1.03
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable	$—	—		(74)	425
Diluted:
Net income attributable to common stock	$(206,438)	59,936	$(3.44)	51,268	50,047	$1.02

For the three months and six months ended June 30, 2015, there were 283,000 shares and 306,000 shares, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

10.    STOCK AND UNIT BASED COMPENSATION
The following table presents the effects of the equity and stock based compensation plans and related costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

General and administrative expenses	$4,333	$1,128	9,257	3,318
Stock based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	1,452	1,649	3,591	2,715

Stock Options
The following table presents the Company’s stock option activity under the Company’s 2012 Equity Incentive Plan (“2012 Plan”) for the six months ended June 30, 2015.

		Weighted Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding at December 31, 2014	313,105	$18.29
Granted	—	$—
Exercised	(97,605)	$18.34
Expired/Forfeited	—	$—
Outstanding at June 30, 2015	215,500	$18.26	1.48	$11,097

Vested and Expected to vest at June 30, 2015	215,500	$18.26	1.48	$11,097
Exercisable at June 30, 2015	59,000	$17.50	1.37	$1,474
The aggregate intrinsic value of stock options that were exercised during the six months ended June 30, 2015 and 2014 was $5,737,000 and $10,659,000, respectively. As of June 30, 2015, the unrecognized compensation cost related to unvested stock options was $279,000. Such cost is expected to be recognized over a weighted-average period of 1.0 years.
Restricted Stock Units
The following table presents the Company’s restricted stock units activity under the 2012 Plan during the six months ended June 30, 2015.

		Weighted Average
	Restricted Stock	Grant-Date
	Units	Fair Value
Unvested at December 31, 2014	167,291	$49.99
Granted	92,252	$68.67
Vested	(77,421)	$48.73
Forfeited	(1,754)	$74.97
Unvested at June 30, 2015	180,368	$52.72
The aggregate fair value of restricted stock units that vested during the six months ended June 30, 2015 and 2014 was $5,253,000 and $3,051,000, respectively. As of June 30, 2015, the Company’s unrecognized compensation cost

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

related to unvested restricted stock awards and units was $6,396,000. Such cost is expected to be recognized over a weighted-average period of 1.3 years.
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

2015
Grant-date fair value	$137.14
Risk-free rate	0.49%
Company volatility	43.36%

The following table presents the Company’s performance restricted stock units activity under the 2012 Plan for the six months ended June 30, 2015.

	Performance	Weighted Average
	Restricted Stock	Grant-Date
	Units	Fair Value
Unvested at December 31, 2014	79,150	$125.63
Granted	90,249	$137.14
Vested	—	$—
Forfeited	—	$—
Unvested at June 30, 2015(1)	169,399	$131.76

(1)		A maximum of 338,798 units could be awarded based upon the Company’s final TSR ranking.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

As of June 30, 2015, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $12,495,000. Such cost is expected to be recognized over a weighted-average period of 1.3 years.
Partnership Unit Options
In accordance with the Viper Energy Partners LP Long Term Incentive Plan (“Viper LTIP”), the exercise price of unit options granted may not be less than the market value of the common units at the date of grant. The units issued under the Viper LTIP will consist of new common units of the Partnership. On June 17, 2014, the Board of Directors of the General Partner granted 2,500,000 unit options to our executive officers of the General Partner. The unit options vest approximately 33% ratably on each of the next three anniversaries of the date of grant. In the event the fair market value per unit as of the exercise date is less than the exercise price per option unit then the vested options will automatically terminate and become null and void as of the exercise date.
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

2014
Grant-date fair value	$4.24
Expected volatility	36.0%
Expected dividend yield	5.9%
Expected term (in years)	3.0
Risk-free rate	0.99%

The following table presents the unit option activity under the Viper LTIP for the six months ended June 30, 2015.

		Weighted Average
	Unit	Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding at December 31, 2014	2,500,000	$26.00
Granted	—	$—
Outstanding at June 30, 2015	2,500,000	$26.00	1.97	$—

Vested and Expected to vest at June 30, 2015	2,500,000	$26.00	1.97	$—
Exercisable at June 30, 2015	—	$—	—	$—
As of June 30, 2015, the unrecognized compensation cost related to unvested unit options was $6.9 million. Such cost is expected to be recognized over a weighted-average period of 2.0 years.
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
The following table presents the phantom unit activity under the Viper LTIP for the six months ended June 30, 2015.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

		Weighted Average
	Phantom	Grant-Date
	Units	Fair Value
Unvested at December 31, 2014	17,776	$19.51
Granted	—	$—
Vested	(8,888)	$19.51
Forfeited	—	$—
Unvested at June 30, 2015	8,888	$19.51
The aggregate fair value of restricted stock units that vested during the six months ended June 30, 2015 was $0.2 million. As of June 30, 2015, the unrecognized compensation cost related to unvested phantom units was $0.2 million. Such cost is expected to be recognized over a weighted-average period of 1.0 years.
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
Drilling Services
Bison Drilling and Field Services LLC (“Bison”), an entity controlled by Wexford, has performed drilling and field services for the Company under master drilling and field service agreements. Under the Company’s most recent master drilling agreement with Bison, effective as of January 1, 2013, Bison committed to accept orders from the Company for the use of at least two of its rigs. At June 30, 2015, the Company was not utilizing any Bison rigs. This master drilling agreement is terminable by either party on 30 days’ prior written notice, although neither party will be relieved of its respective obligations arising from a drilling contract being performed prior to the termination of the master drilling agreement. For the three months and six months ended June 30, 2014, the Company incurred total costs for services performed by Bison of $0.9 million and $2.5 million, respectively.
Effective September 9, 2013, the Company entered into a master service agreement with Panther Drilling Systems LLC (“Panther Drilling”), an entity controlled by Wexford, under which Panther Drilling provides directional drilling and other services. This master service agreement is terminable by either party on 30 days’ prior written notice, although neither party will be relieved of its respective obligations arising from work performed prior to the termination of the master service agreement. In the third quarter 2013, the Company began using Panther Drilling’s directional drilling services. For the three months and six months ended June 30, 2014, the Company incurred $0.1 million and $0.3 million, respectively for services performed by Panther Drilling.
Coronado Midstream
The Company is party to a gas purchase agreement, dated May 1, 2009, as amended, with Coronado Midstream LLC (“Coronado Midstream”), formerly known as MidMar Gas LLC, an entity, that owns a gas gathering system and processing plant in the Permian Basin. Under this agreement, Coronado Midstream is obligated to purchase from the Company, and the Company is obligated to sell to Coronado Midstream, all of the gas conforming to certain quality specifications produced from certain of the Company’s Permian Basin acreage. Following the expiration of the initial ten year term, the agreement will continue on a year-to-year basis until terminated by either party on 30 days’ written notice. Under the gas purchase agreement, Coronado Midstream is obligated to pay the

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Company 87% of the net revenue received by Coronado Midstream for all components of the Company’s dedicated gas, including the liquid hydrocarbons, and the sale of residue gas, in each case extracted, recovered or otherwise processed at Coronado Midstream’s gas processing plant, and 94.56% of the net revenue received by Coronado Midstream from the sale of such gas components and residue gas, extracted, recovered or otherwise processed at Chevron’s Headlee plant. An entity controlled by Wexford had owned an approximately 28% equity interest in Coronado Midstream until Coronado Midstream was sold in March 2015. Coronado Midstream is no longer a related party and any revenues, production and ad valorem taxes and gathering and transportation expense after March 2015 are not classified as those attributable to a related party. The Company recognized related party revenues from Coronado Midstream of $5.2 million for the three months ended March 31, 2015. The Company recognized revenues from Coronado Midstream of $6.5 million and $10.4 million for the three months and six months ended June 30, 2014, respectively. The Company recognized production and ad valorem taxes and gathering and transportation expenses from Coronado Midstream of $1.1 million for the three months ended March 31, 2015. The Company recognized production and ad valorem taxes and gathering and transportation expenses from Coronado Midstream of $1.0 million and $1.7 million for the three months and six months ended June 30, 2014, respectively. As of December 31, 2014, Coronado Midstream owed the Company $4.0 million for the Company’s portion of the net proceeds from the sale of gas, gas products and residue gas.
Sand Supply
Muskie Proppant LLC (“Muskie”), an entity controlled by Wexford, processes and sells fracing grade sand for oil and natural gas operations. The Company began purchasing sand from Muskie in March 2013. On May 16, 2013, the Company entered into a master services agreement with Muskie, pursuant to which Muskie agreed to sell custom natural sand proppant to the Company based on the Company’s requirements. The Company is not obligated to place any orders with, or accept any offers from, Muskie for sand proppant. The agreement may be terminated at the option of either party on 30 days’ notice. The Company did not purchase sand from Muskie during the three months and six months ended June 30, 2015 or 2014.
Midland Corporate Lease
Effective May 15, 2011, the Company occupied corporate office space in Midland, Texas under a lease with a five-year term. The office space is owned by an entity controlled by an affiliate of Wexford. The Company paid $0.2 million and $0.4 million for the three months and six months ended June 30, 2015, respectively, under this lease. The Company paid $0.1 million and $0.2 million for the three months and six months ended June 30, 2014, respectively, under this lease. In the second and fourth quarters of 2014, the Company amended this agreement to further increase the size of the leased premises. The monthly rent increased from $25,000 to $27,000 in the second quarter of 2014 and from $27,000 to $53,000 in the fourth quarter of 2014. The monthly rent will continue to increase approximately 4% annually on June 1 of each year during the remainder of the lease term. In November 2014, the Company further amended the lease, including extending the term of the lease for an additional ten-year period. In April 2015, the Company again amended this lease to increase the size of the leased premises. The monthly rent for the additional space is $23,000. Upon commencement of the extension in June 2016, the monthly base rent will increase to $94,000, with an increase of approximately 2% annually.
Field Office Lease
The Company leased field office space in Midland, Texas from an unrelated third party from March 1, 2011 to March 1, 2014. Effective March 1, 2014, the building was purchased by an entity controlled by an affiliate of Wexford. The term of the lease expires on February 28, 2018. The Company paid rent of less than $0.1 million and $0.1 million to the related party for the three months and six months ended June 30, 2015, respectively. The Company paid rent of less than $0.1 million to the related party for both the three months and six months ended June 30, 2014.The monthly base rent is $11,000 which will increase 3% annually on March 1 of each year during the remainder of the lease term. During the third quarter of 2014, the Company negotiated a sublease with Bison, in which Bison will lease the field office space for the same term as the initial lease and will pay the monthly rent of $11,000 which will increase 3% annually on March 1 of each year during the remainder of the lease term.
Oklahoma City Lease
Effective January 1, 2012, the Company occupied corporate office space in Oklahoma City, Oklahoma under a lease with a 67 month term. The office space is owned by an entity controlled by an affiliate of Wexford. The Company paid $0.1 million for both the three months and six months ended June 30, 2014 under this lease. Effective April 1,

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

2013, the Company amended this lease to increase the size of the leased premises, at which time the monthly base rent increased to $19,000 for the remainder of the lease term. The Company was also responsible for paying a portion of specified costs, fees and expenses associated with the operation of the premises. Effective September 23, 2014, this lease agreement was mutually terminated.
Advisory Services Agreement & Professional Services from Wexford
The Company entered into an advisory services agreement (the “Advisory Services Agreement”) with Wexford, dated as of October 11, 2012, under which Wexford provides the Company with general financial and strategic advisory services related to the business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Advisory Services Agreement had an initial term of two years commencing on October 18, 2012, and continues for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. In the event the Company terminates such agreement, it is obligated to pay all amounts due through the remaining term. In addition, the Company agreed to pay Wexford to-be-negotiated market-based fees approved by the Company’s independent directors for such services as may be provided by Wexford at the Company’s request in connection with acquisitions and divestitures, financings or other transactions in which the Company may be involved. The services provided by Wexford under the Advisory Services Agreement do not extend to the Company’s day-to-day business or operations. The Company has agreed to indemnify Wexford and its affiliates from any and all losses arising out of or in connection with the Advisory Services Agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct. The Company incurred total costs of $0.1 million and $0.3 million for the three months and six months ended June 30, 2015, respectively, under the Advisory Services Agreement. The Company incurred total costs of $0.1 million and $0.3 million for the three months and six months ended June 30, 2014, respectively, under the Advisory Services Agreement.
Advisory Services Agreement- Viper Energy Partners LP
In connection with the closing of the Viper Offering, the Partnership and General Partner entered into an advisory services agreement (the “Viper Advisory Services Agreement”) with Wexford, dated as of June 23, 2014, under which Wexford provides the Partnership and our General Partner with general financial and strategic advisory services related to the business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Viper Advisory Services Agreement has an initial term of two years commencing on June 23, 2014, and will continue for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. In the event the Partnership or General Partner terminates such agreement, the Partnership is obligated to pay all amounts due through the remaining term. In addition, the Partnership and General Partner have agreed to pay Wexford to-be-negotiated market-based fees approved by the conflict committee of the board of directors of our General Partner for such services as may be provided by Wexford at our request in connection with acquisitions and divestitures, financings or other transactions in which we may be involved. The services provided by Wexford under the Viper Advisory Services Agreement do not extend to the Partnership or General Partners day-to-day business or operations. The Partnership and General Partner have agreed to indemnify Wexford and its affiliates from any and all losses arising out of or in connection with the Viper Advisory Services Agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct. For the three months and six months ended June 30, 2015, the Partnership incurred costs of $0.1 million and $0.3 million, respectively, under the Viper Advisory Services Agreement.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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
As of June 30, 2015, the Company had open crude oil derivative positions with respect to future production as set forth in the table below. When aggregating multiple contracts, the weighted average contract price is disclosed.

Crude Oil—Argus Louisiana Light Sweet Fixed Price Swap

Production Period	Volume (Bbls)	Fixed Swap Price
July- December 2015	552,000	90.99

Crude Oil—NYMEX West Texas Intermediate Fixed Price Swap

Production Period	Volume (Bbls)	Fixed Swap Price
July - December 2015	920,000	84.10

Crude Oil—ICE Brent Fixed Price Swap

Production Period	Volume (Bbls)	Fixed Swap Price
July - December 2015	368,000	88.78
January - February 2016	91,000	88.72

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

The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties and the resulting net amounts presented in the Company’s consolidated balance sheets as of June 30, 2015 and December 31, 2014.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

	June 30, 2015

	(in thousands)
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Derivative assets	$47,910	$—	$47,910

	December 31, 2014

	(in thousands)
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet
Derivative assets	$117,541	$—	$117,541

The net amounts are classified as current or noncurrent based on their anticipated settlement dates. The net fair value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

	June 30,	December 31,
	2015	2014

	(in thousands)
Current Assets: Derivative instruments	$47,910	$115,607
Noncurrent Assets: Derivative instruments	—	1,934
Total Assets	$47,910	$117,541

None of the Company’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following table summarizes the gains and losses on derivative instruments included in the combined consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Change in fair value of open non-hedge derivative instruments	$(44,425)	$(7,468)	$(69,631)	$(10,810)
Gain (loss) on settlement of non-hedge derivative instruments	25,302	(3,620)	68,862	(4,676)
Gain (loss) on derivative instruments	$(19,123)	$(11,088)	$(769)	$(15,486)

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
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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
The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

	Fair value measurements at June 30, 2015 using:

	(in thousands)
	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Fixed price swaps	$—	$47,910	$—	$47,910

	Fair value measurements at December 31, 2014 using:

	(in thousands)
	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total
Assets:
Fixed price swaps	$—	$117,541	$—	$117,541

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

	June 30, 2015		December 31, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(in thousands)
Debt:
Revolving credit facility	$268,000	$268,000	$223,500	$223,500
7.625% Senior Notes due 2021	450,000	482,715	450,000	440,438
Partnership revolving credit facility	—	—	—	—

The fair value of the revolving credit facility approximates its carrying value based on borrowing rates available to the Company for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Senior Notes was determined using the June 30, 2015 quoted market price, a Level 1 classification in the fair value hierarchy. The fair value of the Partnership’s revolving credit facility approximates its carrying value based on borrowing rates available to us for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The Partnership had no outstanding borrowings as of June 30, 2015.

14.    COMMITMENTS AND CONTINGENCIES
Lease Commitments
The following is a schedule of minimum future lease payments with commitments that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2015:

Year Ending December 31,	Drilling Rig Commitments	Office and Equipment Leases

2016	$27,317	$1,743
2017	19,892	2,012
2018	13,031	1,932
2019	—	1,797
2020	—	1,618
Thereafter	—	9,337
Total	$60,240	$18,439

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

15.    SUBSEQUENT EVENTS
On July 9, 2015, the Company completed the sale of an approximate average 1.5% overriding royalty interest in certain of its acreage primarily located in Howard County, Texas to Viper for $31.1 million. Viper partially funded this acquisition with borrowings under its revolving credit facility discussed in Note 8 above. As of July 9, 2015 Viper had $24.0 million outstanding under its revolving credit facility.
16.    GUARANTOR FINANCIAL STATEMENTS
Diamondback E&P, Diamondback O&G and White Fang Energy LLC (the “Guarantor Subsidiaries”) are guarantors under the Indenture relating to the Senior Notes. On June 23, 2014, in connection with the initial public offering of

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Balance Sheet
June 30, 2015
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$339	$34,351	$9,988	$—	$44,678
Restricted cash	—	—	500	—	500
Accounts receivable	—	60,507	9,902	2	70,411
Intercompany receivable	2,422,526	2,999,702	—	(5,422,228)	—
Inventories	—	2,658	—	—	2,658
Other current assets	274	51,374	467	—	52,115
Total current assets	2,423,139	3,148,592	20,857	(5,422,226)	170,362
Property and equipment
Oil and natural gas properties, at cost, based on the full cost method of accounting	—	3,201,804	511,008	—	3,712,812
Pipeline and gas gathering assets	—	7,174	—	—	7,174
Other property and equipment	—	48,654	—	—	48,654
Accumulated depletion, depreciation, amortization and impairment	—	(772,793)	(50,650)	1,200	(822,243)
	—	2,484,839	460,358	1,200	2,946,397
Investment in subsidiaries	514,991	—	—	(514,991)	—
Other assets	8,479	11,045	35,175	—	54,699
Total assets	$2,946,609	$5,644,476	$516,390	$(5,936,017)	$3,171,458
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$—	$23,309	$—	$—	$23,309
Intercompany payable	389,619	5,032,607	—	(5,422,226)	—
Other current liabilities	41,553	76,672	1,105	—	119,330
Total current liabilities	431,172	5,132,588	1,105	(5,422,226)	142,639
Long-term debt	450,000	268,000	—	—	718,000
Asset retirement obligations	—	11,851	—	—	11,851
Deferred income taxes	55,349	—	—	—	55,349
Total liabilities	936,521	5,412,439	1,105	(5,422,226)	927,839
Commitments and contingencies
Stockholders’ equity:	2,010,088	232,037	515,285	(747,322)	2,010,088
Noncontrolling interest	—	—	—	233,531	233,531
Total equity	2,010,088	232,037	515,285	(513,791)	2,243,619
Total liabilities and equity	$2,946,609	$5,644,476	$516,390	$(5,936,017)	$3,171,458

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Three Months Ended June 30, 2015
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$89,318	$—	$18,309	$107,627
Natural gas sales	—	3,896	—	514	4,410
Natural gas liquid sales	—	6,230	—	796	7,026
Royalty income	—	—	19,619	(19,619)	—
Total revenues	—	99,444	19,619	—	119,063
Costs and expenses:
Lease operating expenses	—	20,472	—	—	20,472
Production and ad valorem taxes	—	6,258	1,417	—	7,675
Gathering and transportation	—	1,625	—	—	1,625
Depreciation, depletion and amortization	—	47,961	8,949	186	57,096
Impairment expense	—	323,451	—	—	323,451
General and administrative expenses	4,235	2,142	1,307	—	7,684
Asset retirement obligation accretion expense	—	180	—	—	180
Total costs and expenses	4,235	402,089	11,673	186	418,183
Income (loss) from operations	(4,235)	(302,645)	7,946	(186)	(299,120)
Other income (expense)
Interest expense	(8,911)	(1,156)	(207)	—	(10,274)
Other income	1	71	306	—	378
Other income - related party	—	55	—	—	55
Loss on derivative instruments, net	—	(19,123)	—	—	(19,123)
Total other income (expense), net	(8,910)	(20,153)	99	—	(28,964)
Income (loss) before income taxes	(13,145)	(322,798)	8,045	(186)	(328,084)
Benefit from income taxes	(116,732)	—	—	—	(116,732)
Net income (loss)	103,587	(322,798)	8,045	(186)	(211,352)
Less: Net income attributable to noncontrolling interest	—	—	—	935	935
Net income (loss) attributable to Diamondback Energy, Inc.	$103,587	$(322,798)	$8,045	$(1,121)	$(212,287)

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Three Months Ended June 30, 2014
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$99,573	$—	$15,709	$115,282
Natural gas sales	—	3,738	—	591	4,329
Natural gas liquid sales	—	6,444	—	949	7,393
Royalty income	—	—	17,249	(17,249)	—
Total revenues	—	109,755	17,249	—	127,004
Costs and expenses:
Lease operating expenses	—	10,496	—	—	10,496
Production and ad valorem taxes	—	7,162	1,392	—	8,554
Gathering and transportation	—	703	—	—	703
Depreciation, depletion and amortization	—	34,616	5,405	—	40,021
General and administrative expenses	3,428	287	297	(78)	3,934
Asset retirement obligation accretion expense	—	104	—	—	104
Intercompany charges
Total costs and expenses	3,428	53,368	7,094	(78)	63,812
Income (loss) from operations	(3,428)	56,387	10,155	78	63,192
Other income (expense)
Interest income - intercompany	5,387	—	—	(5,387)	—
Interest expense	(6,657)	(1,082)	—	—	(7,739)
Interest expense - intercompany	—	—	(5,387)	5,387	—
Other income - intercompany	—	108	—	(78)	30
Loss on derivative instruments, net	—	(11,088)	—	—	(11,088)
Total other income (expense), net	(1,270)	(13,470)	(5,387)	(78)	(20,205)
Income (loss) before income taxes	(4,698)	42,917	4,768	—	42,987
Provision for income taxes	15,163	—	—	—	15,163
Net income (loss)	(19,861)	42,917	4,768	—	27,824
Less: Net income attributable to noncontrolling interest	—	—	—	71	71
Net income (loss) attributable to Diamondback Energy, Inc.	$(19,861)	$42,917	$4,768	$(71)	$27,753

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2015
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$166,702	$—	$33,841	$200,543
Natural gas sales	—	7,675	—	1,083	8,758
Natural gas liquid sales	—	9,923	—	1,240	11,163
Royalty income	—	—	36,164	(36,164)	—
Total revenues	—	184,300	36,164	—	220,464
Costs and expenses:
Lease operating expenses	—	42,928	—	—	42,928
Production and ad valorem taxes	—	13,325	2,745	—	16,070
Gathering and transportation	—	2,655	—	—	2,655
Depreciation, depletion and amortization	—	98,268	17,850	655	116,773
Impairment expense	—	323,451	—	—	323,451
General and administrative expenses	8,753	4,308	2,859	—	15,920
Asset retirement obligation accretion expense	—	350	—	—	350
Total costs and expenses	8,753	485,285	23,454	655	518,147
Income (loss) from operations	(8,753)	(300,985)	12,710	(655)	(297,683)
Other income (expense)
Interest income - intercompany	—	—	—	—	—
Interest expense	(17,821)	(2,575)	(375)	—	(20,771)
Other income	1	77	792	—	870
Other income - related party	—	78	—	—	78
Loss on derivative instruments, net	—	(769)	—	—	(769)
Total other income (expense), net	(17,820)	(3,189)	417	—	(20,592)
Income (loss) before income taxes	(26,573)	(304,174)	13,127	(655)	(318,275)
Benefit from income taxes	(113,362)	—	—	—	(113,362)
Net income (loss)	86,789	(304,174)	13,127	(655)	(204,913)
Less: Net income attributable to noncontrolling interest	—	—	—	1,525	1,525
Net income (loss) attributable to Diamondback Energy, Inc.	$86,789	$(304,174)	$13,127	$(2,180)	$(206,438)

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2014
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$174,822	$—	$30,218	$205,040
Natural gas sales	—	6,570	—	1,094	7,664
Natural gas liquid sales	—	10,514	—	1,790	12,304
Royalty income	—	—	33,102	(33,102)	—
Total revenues	—	191,906	33,102	—	225,008
Costs and expenses:
Lease operating expenses	—	18,411	—	—	18,411
Production and ad valorem taxes	—	12,065	2,331	—	14,396
Gathering and transportation	—	1,285	—	—	1,285
Depreciation, depletion and amortization	—	60,417	10,577	—	70,994
General and administrative expenses	7,413	793	285	—	8,491
Asset retirement obligation accretion expense	—	176	—	—	176
Intercompany charges	—	—	156	(156)	—
Total costs and expenses	7,413	93,147	13,349	(156)	113,753
Income (loss) from operations	(7,413)	98,759	19,753	156	111,255
Other income (expense)
Interest income	—	—	—	—	—
Interest income - intercompany	10,755	—	—	(10,755)	—
Interest expense	(12,544)	(1,700)	—	—	(14,244)
Interest expense - intercompany	—	—	(10,755)	10,755	—
Other income	—	—	—	—	—
Other income - related party	—	216	—	(156)	60
Other expense	—	(1,408)	—	—	(1,408)
Loss on derivative instruments, net	—	(15,486)		—	(15,486)
Total other income (expense), net	(1,789)	(18,378)	(10,755)	(156)	(31,078)
Income (loss) before income taxes	(9,202)	80,381	8,998	—	80,177
Provision for income taxes	28,764	—	—		28,764
Net income (loss)	(37,966)	80,381	8,998	—	51,413
Less: Net income attributable to noncontrolling interest	—	—	—	71	71
Net income (loss) attributable to Diamondback Energy, Inc.	$(37,966)	$80,381	$8,998	$(71)	$51,342

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2015
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided (used in) by operating activities	$(19,006)	$188,619	$30,173	$—	$199,786

Cash flows from investing activities:
Additions to oil and natural gas properties	—	(242,365)	77	—	(242,288)
Acquisition of leasehold interests	—	(435,398)	—	—	(435,398)
Purchase of other property and equipment	—	(604)	—	—	(604)
Equity investments	—	(1,675)	—	—	(1,675)
Intercompany transfers	(147,214)	147,214	—	—	—
Net cash provided by (used in) investing activities	(147,214)	(532,828)	77	—	(679,965)
Cash flows from financing activities:
Proceeds from borrowing on credit facility	—	363,501	—	—	363,501
Repayment on credit facility	—	(319,001)	—	—	(319,001)
Proceeds from public offerings	453,060	—	—	—	453,060
Distribution from subsidiary	30,997	—	—	(30,997)	—
Distribution to non-controlling interest	—	—	(35,071)	30,997	(4,074)
Intercompany transfers	(319,001)	319,001	—	—	—
Other financing activities	1,497	(8)	(301)	—	1,188
Net cash provided by (used in) financing activities	166,553	363,493	(35,372)	—	494,674

Net increase (decrease) in cash and cash equivalents	333	19,284	(5,122)	—	14,495
Cash and cash equivalents at beginning of period	6	15,067	15,110	—	30,183
Cash and cash equivalents at end of period	$339	$34,351	$9,988	$—	$44,678

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2014
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$(2,145)	$138,172	$14,064	$9,615	$159,706

Cash flows from investing activities:
Additions to oil and natural gas properties	—	(204,075)	(5,275)	—	(209,350)
Acquisition of leasehold interests	—	(312,207)	—	—	(312,207)
Acquisition of mineral interests	—	—	—	—	—
Purchase of other property and equipment	—	(1,165)	—	—	(1,165)
Intercompany transfers	(203,169)	223,169	—	(20,000)	—
Other investing activities	—	(923)	—	—	(923)
Net cash used in investing activities	(203,169)	(295,201)	(5,275)	(20,000)	(523,645)
Cash flows from financing activities:
Proceeds from borrowing on credit facility	—	166,000	—	—	166,000
Proceeds from public offerings	208,644	—	139,035	—	347,679
Other financing activities	3,648	(778)	(4,057)	2,885	1,698
Net cash provided by (used in) financing activities	212,292	165,222	(2,522)	10,385	385,377

Net increase (decrease) in cash and cash equivalents	6,978	8,193	6,267	—	21,438
Cash and cash equivalents at beginning of period	526	14,267	762	—	15,555
Cash and cash equivalents at end of period	$7,504	$22,460	$7,029	$—	$36,993

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
Overview
We are an independent oil and natural gas company focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. Our activities are primarily directed at the Clearfork, Spraberry, Wolfcamp, Cline, Strawn and Atoka formations which we refer to as the Wolfberry play. We intend to grow our reserves and production through development drilling, exploitation and exploration activities on our multi-year inventory of identified potential drilling locations and through acquisitions that meet our strategic and financial objectives, targeting oil-weighted reserves. Substantially all of our revenues are generated through the sale of oil, natural gas liquids and natural gas production. Our production was approximately 74% oil, 15% natural gas liquids and 11% natural gas for the three months ended June 30, 2015, and was approximately 75% oil, 15% natural gas liquids and 10% natural gas for the three months ended June 30, 2014. Our production was approximately 76% oil, 14% natural gas liquids and 10% natural gas for the six months ended June 30, 2015, and was approximately 76% oil, 14% natural gas liquids and 10% natural gas for the six months ended June 30, 2014. On June 30, 2015, our net acreage position in the Permian Basin was approximately 85,229 net acres.
Recent Developments
Common stock transactions
In January 2015, we completed an underwritten public offering of 2,012,500 shares of common stock, which included 262,500 shares of common stock issued pursuant to an option to purchase additional shares granted to the underwriters. The stock was sold to the underwriters at $59.34 per share and we received net proceeds of approximately $119.4 million from the sale of these shares of common stock, net of offering expenses and underwriting discounts and commissions.
In May 2015, we completed an underwritten public offering of 4,600,000 shares of common stock, which included 600,000 shares of common stock issued pursuant to an option to purchase additional shares granted to the underwriters. The stock was sold to the underwriters at $72.53 per share and we received net proceeds of approximately $333.6 million from the sale of these shares of common stock, net of offering expenses and underwriting discounts and commissions.
Recent acquisitions
Since January 1, 2015, we have acquired from unrelated third party sellers an aggregate of approximately 15,940 gross (11,864 net) acres in the Midland Basin, primarily in northwest Howard County, in the Permian Basin, for an aggregate purchase price of approximately $435.4 million, subject to certain adjustments. Approximately 83% of this acreage is held by production. We believe the acreage is prospective for horizontal drilling in the Lower Spraberry, Wolfcamp A and Wolfcamp B horizons, and have identified an aggregate of approximately 232 net potential horizontal drilling locations in these horizons based on 660 foot spacing between wells. We currently estimate that approximately 42% of the potential horizontal locations will have approximately 10,000 foot laterals, which can provide higher rates of return and capital efficiency than shorter laterals. The average lateral length for these potential horizontal locations is estimated to be approximately 8,357 feet. We also believe that additional development potential may exist in the Middle Spraberry horizon. Salt water disposal infrastructure is already in place on the acreage in Northwest Howard County, and the acquisitions include 3-D seismic data that can be used to geosteer the drilling of horizontal wells. On July 9, 2015, we completed the sale of an approximate average 1.5% overriding royalty interest in certain of our acreage primarily located in Howard County, Texas to Viper for $31.1 million.

Operating Results Overview
During the three months ended June 30, 2015, our average daily production was approximately 29,972 BOE/d, consisting of 22,109 Bbls/d of oil, 19,814 Mcf/d of natural gas and 4,560 Bbls/d of natural gas liquids, an increase of 12,136 BOE/d, or 68%, from average daily production of 17,836 BOE/d for the three months ended June 30, 2014, consisting of 13,309 Bbls/d of oil, 10,872 Mcf/d of natural gas and 2,716 Bbls/d of natural gas liquids.
During the six months ended June 30, 2015, our average daily production was approximately 30,302 BOE/d, consisting of 22,894 Bbls/d of oil, 18,795 Mcf/d of natural gas and 4,276 Bbls/d of natural gas liquids, an increase of 14,596 BOE/d, or 68%, from average daily production of 15,706 BOE/d for the six months ended June 30, 2014, consisting of 11,993 Bbls/d of oil, 9,380 Mcf/d of natural gas and 2,150 Bbls/d of natural gas liquids.
During the three months ended June 30, 2015, we drilled 11 gross (nine net) horizontal wells and participated in the drilling of six non-operated wells in the Permian Basin. During the six months ended June 30, 2015, we drilled 26 gross (22 net) horizontal wells and two gross (one net) vertical wells and participated in the drilling of six non-operated wells in the Permian Basin. In the second quarter of 2015, we completed our second test of 500 foot interlateral spacing in the Lower Spraberry. The ST W 4301LS and the ST W 4302LS have an average lateral length of 7,640 feet and were completed with an average of 34 stages. The two wells have an average peak 30-day 2-stream initial production, or IP, rate of 1,475 BOE/d (89% oil) on electric submersible pump, or ESP, when normalized to a 7,500 foot lateral, or 197 BOE/d per 1,000 feet of lateral. A third test of 500 foot interlateral spacing in Spanish Trail will be completed during the third quarter of 2015. We are encouraged by the continued strong performance of the ST W 701LS and the ST W 702LS, our first test of 500 foot interlateral spacing in the Lower Spraberry. These two wells have each produced over 140 MBOE (89% oil) on a 2-stream basis in five months of production. In April 2015, we completed our first Lower Spraberry test well on the acreage we acquired in Southwest Martin County in 2014, which was put on production during the second quarter of 2015. The Kimberly 714LS has a 7,472 foot lateral and was completed with 32 frac stages. This well achieved an average peak 30-day 2-stream IP rate of 1,001 BOE/d (87% oil) on ESP when normalized to a 7,500 foot lateral. In the second quarter of 2015, we drilled two wells with an average lateral length of approximately 8,000 feet (measured depth of approximately 18,000 feet) in Southwest Martin County in an average of 12 days from spud to total depth. In the second quarter of 2015, we also drilled our first operated triple stacked lateral targeting the Wolfcamp A, Wolfcamp B, and Lower Spraberry. This test includes our first operated Wolfcamp A well in Spanish Trail. The three wells are currently flowing back and have an average lateral length of 7,380 feet. In the second quarter of 2015, we drilled an approximately 8,000 foot lateral well in Andrews County in approximately ten days from spud to total depth.
Due to the significant decline in prices from over $105.00 per Bbl in June 2014 to a range of prices between $45.00 per Bbl and $60.00 per Bbl during the six months ended June 30, 2015, we have recorded a pre-tax non-cash impairment of our oil and gas properties of $323.5 million during the three and six months ended June 30, 2015.
We have received cost concessions from our service providers of up to 20% to 30% as compared to their peak pricing during 2014. During the second quarter of 2015, we added a second dedicated completion crew to work on our backlog of drilled but uncompleted horizontal wells. In July 2015, we added a fourth horizontal rig and expect to add a fifth in the third quarter of 2015. We now intend to complete 60 to 70 gross horizontal wells during 2015, an increase from our prior estimated range of 55 to 65 gross wells. In light of our continuing operational efficiencies and the cost concessions we have seen, we expect to complete these additional wells without an increase in our estimated $400.0 million to $450.0 million of capital expenditures in 2015 (although at the upper end of that range). We believe that with service cost concessions and increased efficiencies, our high quality assets still provide us with economic wells in a lower cost environment.

Sources of our revenue
Our revenues are derived from the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from our natural gas during processing. Our oil and natural gas revenues do not include the effects of derivatives. For the three months ended June 30, 2015, our revenues were derived 90% from oil sales, 6% from natural gas liquids sales and 4% from natural gas sales and for the three months ended June 30, 2014, our revenues were derived 91% from oil sales, 6% from natural gas liquids sales and 3% from natural gas sales. For the six months ended June 30, 2015, our revenues were derived 91% from oil sales, 5% from natural gas liquids sales and 4% from natural gas sales and for the six months ended June 30, 2014, our revenues were derived 91% from oil sales, 6% from natural gas liquids sales and 3% from natural gas sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold, production mix or commodity prices.
Since our production consists primarily of oil, our revenues are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas liquids or natural gas prices. Oil, natural gas liquids and natural gas prices have historically been volatile. During 2014, West Texas Intermediate posted prices ranged from $53.45 to $107.95 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.74 to $8.15 per MMBtu. On June 30, 2015, the West Texas Intermediate posted price for crude oil was $59.47 per Bbl and the Henry Hub spot market price of natural gas was $2.80 per MMBtu.

Results of Operations
The following table sets forth selected historical operating data for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except Bbl, Mcf and BOE amounts)
Revenues
Oil and natural gas revenues	$119,063	$127,004	$220,464	$225,008
Operating Expenses
Lease operating expense	20,472	10,496	42,928	18,411
Production and ad valorem taxes	7,675	8,554	16,070	14,396
Gathering and transportation expense	1,625	703	2,655	1,285
Depreciation, depletion and amortization	57,096	40,021	116,773	70,994
Impairment of oil and gas properties	323,451	—	323,451	—
General and administrative	7,684	3,934	15,920	8,491
Asset retirement obligation accretion expense	180	104	350	176
Total expenses	418,183	63,812	518,147	113,753
Income (loss) from operations	(299,120)	63,192	(297,683)	111,255
Net interest expense	(10,274)	(7,739)	(20,771)	(14,244)
Other income	433	30	948	60
Other expense	—	(1,408)	—	(1,408)
Loss on derivative instruments, net	(19,123)	(11,088)	(769)	(15,486)
Loss from equity investment	—	—	—	—
Total other income (expense), net	(28,964)	(20,205)	(20,592)	(31,078)
Income (loss) before income taxes	(328,084)	42,987	(318,275)	80,177
Income tax provision (benefit)	(116,732)	15,163	(113,362)	28,764
Net income (loss)	(211,352)	27,824	(204,913)	51,413
Less: Net income attributable to noncontrolling interest	935	71	1,525	71
Net income (loss) attributable to Diamondback Energy, Inc.	$(212,287)	$27,753	(206,438)	51,342

Production Data:
Oil (Bbls)	2,011,930	1,211,081	4,143,759	2,170,712
Natural gas (Mcf)	1,803,080	989,382	3,401,890	1,697,801
Natural gas liquids (Bbls)	414,982	247,124	773,906	389,147
Combined volumes (BOE)	2,727,425	1,623,102	5,484,647	2,842,826
Daily combined volumes (BOE/d)	29,972	17,836	30,302	15,706

Average Prices(1):
Oil (per Bbl)	$53.49	$95.19	$48.40	$94.46
Natural gas (per Mcf)	2.45	4.38	2.57	4.51
Natural gas liquids (per Bbl)	16.93	29.92	14.42	31.62
Combined (per BOE)	43.65	78.25	40.20	79.15

Average Costs (per BOE)
Lease operating expense	$7.51	$6.47	$7.83	$6.48
Gathering and transportation expense	0.60	0.43	0.48	0.45
Production and ad valorem taxes	2.81	5.27	2.93	5.06
Production and ad valorem taxes as a % of sales	6.4%	6.7%	7.3%	6.4%
Depreciation, depletion, and amortization	$20.93	$24.66	$21.29	$24.97
General and administrative(2)	2.82	2.42	2.90	2.99
Interest expense	3.77	4.77	3.79	5.01

(1)
After giving effect to our derivative instruments, the average prices per Bbl of oil and per BOE were $66.07 and $52.93, respectively, during the three months ended June 30, 2015 and $92.20 and $76.02, respectively, during the three months ended June 30, 2014. After giving effect to our derivative instruments, the average prices per Bbl of oil and per BOE were $65.01 and $52.75, respectively, during the six months ended June 30, 2015 and $92.30 and $77.50, respectively, during the six months ended June 30, 2014.

(2)
General and administrative includes non-cash stock based compensation, net of capitalized amounts, of $4,333 and $1,128 for the three months ended June 30, 2015 and 2014, respectively. Excluding stock based compensation from the above metric results in general and administrative cost per BOE of $1.23 and $1.73 for the three months ended June 30, 2015 and 2014, respectively. General and administrative includes non-cash stock based compensation, net of capitalized amounts, of $9,257 and $3,318 for the six months ended June 30, 2015 and 2014, respectively. Excluding stock based compensation from the above metric would have resulted in general and administrative cost per BOE of $1.21 and $1.82 for the six months ended June 30, 2015 and 2014, respectively.

Comparison of the Three Months Ended June 30, 2015 and 2014
Oil, Natural Gas Liquids and Natural Gas Revenues. Our oil, natural gas liquids and natural gas revenues decreased by approximately $7.9 million, or 6%, to $119.1 million for the three months ended June 30, 2015 from $127.0 million for the three months ended June 30, 2014. Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 12,136 BOE/d to 29,972 BOE/d during the three months ended June 30, 2015 from 17,836 BOE/d during the three months ended June 30, 2014. The total decrease in revenue of approximately $7.9 million is largely attributable to lower average sales prices partially offset by higher oil, natural gas liquids and natural gas production volumes for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increases in production volumes were due to a combination of increased drilling activity and growth through acquisitions. Our production increased by 800,849 Bbls of oil, 167,858 Bbls of natural gas liquids and 813,698 Mcf of natural gas for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The net dollar effect of the decreases in prices of approximately $92.8 million (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas liquids and natural gas) and the net dollar effect of the increase in production of approximately $84.8 million (calculated as the increase in period-to-period volumes for oil, natural gas liquids and natural gas multiplied by the period average prices) are shown below.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$(41.70)	2,011,930	$(83,896)
Natural gas liquids	$(12.99)	414,982	$(5,391)
Natural gas	$(1.93)	1,803,080	$(3,480)
Total revenues due to change in price			$(92,767)

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	800,849	$95.19	$76,238
Natural gas liquids	167,858	$29.92	$5,024
Natural gas	813,698	$4.38	$3,564
Total revenues due to change in production volumes			$84,826
Total change in revenues			$(7,941)

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas
Lease Operating Expense. Lease operating expense, or LOE, was $20.5 million ($7.51 per BOE) for the three months ended June 30, 2015, an increase of $10.0 million, or 95%, from $10.5 million ($6.47 per BOE) for the three months ended June 30, 2014. The increase is due to increased drilling activity and acquisitions, which resulted in 345 additional producing wells as of June 30, 2015 as compared to June 30, 2014. Upon becoming the operator of wells acquired in our acquisitions, we seek to achieve the efficiencies in those wells that we have established with our existing portfolio of wells.

Production and Ad Valorem Tax Expense. Production and ad valorem taxes increased to $7.7 million for the three months ended June 30, 2015 from $8.6 million for the three months ended June 30, 2014. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. During the three months ended June 30, 2015, our production taxes per BOE decreased by $2.46 as compared to the three months ended June 30, 2014, primarily reflecting the impact of lower oil and natural gas prices on production taxes. Our ad valorem taxes have increased primarily as a result of increased valuations on our properties during the six months ended June 30, 2015 as compared to the prior year period.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased $17.1 million, or 43%, from $40.0 million for the three months ended June 30, 2014 to $57.1 million for the three months ended June 30, 2015.
The following table provides the components of our DD&A expense for the periods presented:

	Three Months Ended June 30,
	2015	2014

	(in thousands, except BOE amounts)
Depletion of proved oil and natural gas properties	$56,677	$39,704
Depreciation of other property and equipment	419	317
DD&A	$57,096	$40,021

Oil and natural gas properties DD&A per BOE	$20.78	$24.46
Total DD&A per BOE	$20.93	$24.66

The increases in depletion of proved oil and natural gas properties of $17.1 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 resulted primarily from higher total production levels, an increase in net book value on new reserves added and an increase in capitalized interest to the full cost pool. On a per BOE basis, DD&A decreased primarily due to the increased net book value on new reserves and acquisitions.
Impairment of Oil and Gas Properties. During the three months ended June 30, 2015, we recorded an impairment of oil and gas properties of $323.5 million as a result of the significant decline in prices from the second quarter of 2014.
General and Administrative Expense. General and administrative expense increased $3.8 million from $3.9 million for the three months ended June 30, 2014 to $7.7 million for the three months ended June 30, 2015. The increase was due to increases in stock-based compensation and salaries and benefits expense.
Net Interest Expense. Net interest expense for the three months ended June 30, 2015 was $10.3 million as compared to $7.7 million for the three months ended June 30, 2014, an increase of $2.5 million. This increase was due primarily to the higher average level of outstanding borrowings under our credit facility during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.
Derivatives. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our combined consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.” For the three months ended June 30, 2015 and 2014, we had a cash gain on settlement of derivative instruments of $25.3 million and a cash loss on settlement of derivative instruments of $3.6 million, respectively. For the three months ended June 30, 2015 and 2014, we had a negative change in the fair value of open derivative instruments of $44.4 million and $7.5 million, respectively.
Income Tax Expense (Benefit). We recorded income tax benefit of $116.7 million for the three months ended June 30, 2015 as compared to income tax expense of $15.2 million for the three months ended June 30, 2014. Our effective tax rate was 35.6% for the three months ended June 30, 2015 as compared to 35.3% for the three months ended June 30, 2014.

Comparison of the Six Months Ended June 30, 2015 and 2014
Oil, Natural Gas Liquids and Natural Gas Revenues. Our oil, natural gas liquids and natural gas revenues decreased by approximately $4.5 million, or 2%, to $220.5 million for the six months ended June 30, 2015 from $225.0 million for the six months ended June 30, 2014. Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 14,596 BOE/d to 30,302 BOE/d during the six months ended June 30, 2015 from 15,706 BOE/d during the six months ended June 30, 2014. The total decrease in revenue of approximately $4.5 million is largely attributable to lower average sales prices partially offset by higher oil, natural gas liquids and natural gas production volumes for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increases in production volumes were due to a combination of increased drilling activity and growth through acquisitions. Our production increased by 1,973,047 Bbls of oil, 384,759 Bbls of natural gas liquids and 1,704,089 Mcf of natural gas for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The net dollar effect of the decreases in prices of approximately $210.8 million (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas liquids and natural gas) and the net dollar effect of the increase in production of approximately $206.2 million (calculated as the increase in period-to-period volumes for oil, natural gas liquids and natural gas multiplied by the period average prices) are shown below.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$(46.06)	4,143,759	$(190,863)
Natural gas liquids	$(17.20)	773,906	$(13,311)
Natural gas	$(1.94)	3,401,890	$(6,599)
Total revenues due to change in price			$(210,773)

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	1,973,047	$94.46	$186,370
Natural gas liquids	384,759	$31.62	$12,174
Natural gas	1,704,089	$4.51	$7,685
Total revenues due to change in production volumes			$206,229
Total change in revenues			$(4,544)

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas
Lease Operating Expense. Lease operating expense, or LOE, was $42.9 million ($7.83 per BOE) for the six months ended June 30, 2015, an increase of $24.5 million, or 133%, from $18.4 million ($6.48 per BOE) for the six months ended June 30, 2014. The increase is due to increased drilling activity and acquisitions, which resulted in 345 additional producing wells as of June 30, 2015 as compared to June 30, 2014. Upon becoming the operator of wells acquired in our acquisitions, we seek to achieve the efficiencies in those wells that we have established with our existing portfolio of wells.

Production and Ad Valorem Tax Expense. Production and ad valorem taxes increased to $16.1 million for the six months ended June 30, 2015 from $14.4 million for the six months ended June 30, 2014. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. During the six months ended June 30, 2015, our production taxes per BOE decreased by $2.13 as compared to the six months ended June 30, 2014, primarily reflecting the impact of lower oil and natural gas prices on production taxes. Our ad valorem taxes have increased primarily as a result of increased valuations on our properties during the six months ended June 30, 2015 as compared to the prior year period.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization, or DD&A, expense increased $45.8 million, or 64%, to $116.8 million for the six months ended June 30, 2015 from $71.0 million for the six months ended June 30, 2014.
The following table provides the components of our DD&A expense for the periods presented:

	Six Months Ended June 30,
	2015	2014

	(in thousands, except BOE amounts)
Depletion of proved oil and natural gas properties	$115,932	$70,427
Depreciation of other property and equipment	841	567
DD&A	$116,773	$70,994

Oil and natural gas properties DD&A per BOE	$21.14	$24.81
Total DD&A per BOE	$21.29	$24.97

The increases in depletion of proved oil and natural gas properties of $45.8 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 resulted primarily from higher total production levels, an increase in net book value on new reserves added and an increase in capitalized interest to the full cost pool. On a per BOE basis, DD&A decreased primarily due to the increased net book value on new reserves and acquisitions.
Impairment of Oil and Gas Properties. During the six months ended June 30, 2015, we recorded an impairment of oil and gas properties of $323.5 million as a result of the significant decline in prices from the second quarter of 2014.
General and Administrative Expense. General and administrative expense increased $7.4 million from $8.5 million for the six months ended June 30, 2014 to $15.9 million for the six months ended June 30, 2015. The increase was due to increases in stock based compensation and salaries and benefits expense.
Net Interest Expense. Net interest expense for the six months ended June 30, 2015 was $20.8 million as compared to $14.2 million for the six months ended June 30, 2014, an increase of $6.5 million. This increase was due primarily to the higher average level of outstanding borrowings under our credit facility during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.
Derivatives. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our combined consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.” For the six months ended June 30, 2015 and 2014, we had a cash gain on settlement of derivative instruments of $68.9 million and a cash loss on settlement of derivative instruments of $4.7 million, respectively. For the six months ended June 30, 2015 and 2014, we had a negative change in the fair value of open derivative instruments of $69.6 million and $10.8 million, respectively.
Income Tax Expense (Benefit). We recorded income tax benefit of $113.4 million for the six months ended June 30, 2015 as compared to income tax expense of $28.8 million for the six months ended June 30, 2014. Our effective tax rate was 35.4% for the six months ended June 30, 2015 as compared to 35.9% for the six months ended June 30, 2014.

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
Liquidity and Cash Flow
Our cash flows for the six months ended June 30, 2015 and 2014 are presented below:

	Six Months Ended June 30,
	2015	2014

	(in thousands)
Net cash provided by operating activities	$199,786	$159,706
Net cash used in investing activities	(679,965)	(523,645)
Net cash provided by financing activities	$494,674	$385,377
Net change in cash	$14,495	$21,438
Operating Activities
Net cash provided by operating activities was $199.8 million for the six months ended June 30, 2015 as compared to $159.7 million for the six months ended June 30, 2014. The increase in operating cash flows is primarily the result of the increase in our oil and natural gas revenues due to a 92.9% increase in our net BOE production, partially offset by a 49.2% decrease in our net realized sales prices.
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

Investing Activities
The purchase and development of oil and natural gas properties accounted for the majority of our cash outlays for investing activities. Net cash used in investing activities of $680.0 million and $523.6 million during the six months ended June 30, 2015 and 2014, respectively.
During the six months ended June 30, 2015, we spent $242.3 million on capital expenditures in conjunction with our infrastructure projects and drilling program, in which we drilled 26 gross (22 net) horizontal wells and two gross (one net) vertical wells and participated in the drilling of six non-operated wells in the Permian Basin. We spent an additional $435.4 million on leasehold costs, $0.6 million for the purchase of other property and equipment.
During the six months ended June 30, 2014, we spent $210.5 million on capital expenditures in conjunction with our drilling program in which we drilled 57 gross (46 net) wells and participated in the drilling of an additional two gross (one net) non-operated wells. We spent an additional $312.2 million on leasehold costs and $0.9 million for the purchase of other property and equipment. In February 2014, we completed acquisitions of additional oil and natural gas leasehold interests in Martin County, Texas, in the Permian Basin, from unrelated third party sellers for an aggregate purchase price of approximately $292.2 million, subject to certain adjustments.
Our investing activities for the six months ended June 30, 2015 and 2014 are summarized in the following table:

	Six Months Ended June 30,
	2015	2014

	(in thousands)
Drilling, completion and infrastructure	$(242,288)	$(210,515)
Acquisition of leasehold interests	(435,398)	(312,207)
Acquisition of Gulfport properties	—	—
Acquisition of mineral interests	—	—
Purchase of other property and equipment	(604)	(934)
Proceeds from sale of property and equipment	—	11
Cost method investment	(1,675)	—
Settlement of non-hedge derivative instruments	—	—
Receipt on derivative margins	—	—
Net cash used in investing activities	$(679,965)	$(523,645)
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2015 and 2014 was $494.7 million and $385.4 million, respectively. During the six months ended June 30, 2015, the amount provided by financing activities was primarily attributable to the aggregate net proceeds from our January and May 2015 equity offerings of $453.1 million coupled with borrowings, net of repayments of $44.5 million, under our credit facility. The 2014 amount provided by financing activities was primarily attributable to the net proceeds of $208.4 million from our February 2014 equity offering, net proceeds from the Viper offering of $137.2 million and borrowings, net of repayment of $36.0 million, under our credit facility.
Second Amended and Restated Credit Facility

Our second amended and restated credit agreement, dated November 1, 2013, as amended on June 9, 2014 and November 13, 2014, with a syndication of banks, including Wells Fargo, as administrative agent, sole book runner and lead arranger, provides for a revolving credit facility in the maximum amount of $2.0 billion, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on our oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, we may request up to three additional redeterminations of the borrowing base during any 12-month period. As of June 30, 2015, the borrowing base was set at $725.0 million, although we elected a commitment amount of $500.0 million. As of June 30, 2015, we had outstanding borrowings of $268.0 million, which bore a weighted-average interest rate of 1.47%, and $232.0 million available for future borrowings under this facility. As of June 30, 2015, the credit agreement is guaranteed by us, Diamondback E&P LLC and White Fang Energy LLC and will also be guaranteed by any future restricted subsidiaries of Diamondback. The credit agreement is also secured by substantially all of our assets and the assets of Diamondback O&G LLC and the guarantors.

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

The covenant prohibiting additional indebtedness allows for the issuance of unsecured debt of up to $750 million in the form of senior or senior subordinated notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be repaid. As of June 30, 2015, we had $450 million of senior notes outstanding.

As of June 30, 2015, we were in compliance with all financial covenants under our revolving credit facility. The lenders may accelerate all of the indebtedness under our revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of our revolving credit facility generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.
Partnership Credit Facility-Wells Fargo Bank
On July 8, 2014, Viper entered into a secured revolving credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, as the administrative agent, sole book runner and lead arranger. The credit agreement, which was amended August 15, 2014 to add additional lenders to the lending group, provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on Viper’s oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. The credit agreement was further amended on May 22, 2015 to, among other things, increase the borrowing base from $110.0 million to $175.0 million and to provide for certain restrictions on purchasing margin stock. In addition, Viper may request up to three additional redeterminations of the borrowing base during any 12-month period. As of June 30, 2015, the borrowing base remained at $175.0 million and Viper had no outstanding borrowings. As of July 9, 2015, Viper borrowed $24.0 million to fund a portion of the purchase price for certain overriding royalty interests. See “Recent Developments—Recent Acquisitions.”
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
The Viper credit agreement contains various affirmative, negative and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, purchase of margin stock, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates and entering into certain swap agreements and require the maintenance of the financial ratios described below.

Financial Covenant	Required Ratio
Ratio of total debt to EBITDAX	Not greater than 4.0 to 1.0
Ratio of current assets to liabilities, as defined in the credit agreement	Not less than 1.0 to 1.0
EBITDAX is annualized for the four fiscal quarters ending on the last day of the fiscal quarter for which financial statements are available, beginning with the quarter ended September 30, 2014.

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
Capital Requirements and Sources of Liquidity
Our board of directors approved a 2015 capital budget for drilling and infrastructure of $400.0 million to $450.0 million (although at the upper end of that range). We estimate that, of these expenditures, approximately:

•	$285.0 million to $315.0 million will be spent on drilling and completing 60 to 70 gross (49 to 57 net) operated horizontal wells focused in Midland, Andrews, Upton, Martin and Dawson Counties;

•	$20.0 million to $30.0 million will be spent on infrastructure;

•	$20.0 million to $30.0 million will be spent on non-operated activity and other expenditures; and

•	an estimated $75.0 million for expenditures related to 2014 activity (net of expenditures from 2015 expected to be carried into 2016).
During the six months ended June 30, 2015, our aggregate capital expenditures for drilling and infrastructure were $242.3 million. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted. During the six months ended June 30, 2015, we spent approximately $435.4 million on acquisitions of leasehold interests. For information regarding our recently completed and pending acquisitions, see “—Recent Developments—Recent and pending acquisitions.”
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
We had no off-balance sheet arrangements as of June 30, 2015. Please read Note 15 included in Notes to the Combined Consolidated Financial Statements set forth in Part I, Item 1 of this Form 10–Q, for a discussion of our commitments and contingencies, some of which are not recognized in the balance sheets under GAAP.

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
At June 30, 2015, we had a net asset derivative position of $47.9 million, related to our price swap derivatives, as compared to a net asset derivative position of $0.4 million as of December 31, 2014 related to our price swap derivatives. Utilizing actual derivative contractual volumes under our fixed price swaps as of June 30, 2015, a 10% increase in forward curves associated with the underlying commodity would have decreased the net asset position to $35.9 million, a decrease of $12.0 million, while a 10% decrease in forward curves associated with the underlying commodity would have increased the net asset derivative position to $59.9 million, an increase of $12.0 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Counterparty and Customer Credit Risk
Our principal exposures to credit risk are through receivables resulting from joint interest receivables (approximately $28.0 million at June 30, 2015) and receivables from the sale of our oil and natural gas production (approximately $42.4 million at June 30, 2015).
We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the six months ended June 30, 2015, two purchasers accounted for more than 10% of our revenue: Shell Trading (US) Company (60%) and Enterprise Crude Oil LLC (14%). For the year ended December 31, 2014, two purchasers accounted for more than 10% of our revenue: Shell Trading (US) Company (64%) and Enterprise Crude Oil LLC (16%). No other customer accounted for more than 10% of our revenue during these periods.
Joint operations receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells. At June 30, 2015, we had one customer that represented approximately 66% of our total joint operations receivables. At December 31, 2014, we had one customer that represented approximately 61% of our total joint operations receivables.
Interest Rate Risk
We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facility. The terms of our revolving credit facility provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.5% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. Our weighted-average interest rate on borrowings under our credit facility was 1.47% at June 30, 2015. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $2.7 million based on the $268.0 million outstanding in the aggregate under our revolving credit facility on June 30, 2015.

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
As of June 30, 2015, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2015, our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

10.1*
First Amendment, dated as of August 15, 2014, to Credit Agreement, dated as of July 8, 2014, among Viper Energy Partners LP, as borrower, the guarantors party thereto, Wells Fargo, National Association, as administrative agent, and certain lenders party thereto.

10.2*
Second Amendment, dated as of May 22, 2015, to Credit Agreement, dated as of July 8, 2014, among Viper Energy Partners LP, as borrower, the guarantors party thereto, Wells Fargo, National Association, as administrative agent, and certain lenders party thereto.

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

DIAMONDBACK ENERGY, INC.

Date:	August 10, 2015
/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer
(Principal Financial and Accounting Officer)