Form 10-Q/A
period 2015-09-30
Diamondback Energy, Inc.
filed 2015-11-17
CIK 1539838

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this "Amendment") to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, originally filed with the Securities and Exchange Commission (the "SEC") on November 5, 2015 (the "Original Filing"), solely for the purpose of correcting a typographical error in Exhibit 32.1, Certification of Chief Executive Officer, and Exhibit 32.2, Certification of Chief Financial Officer of the Registrant, which was previously furnished to the SEC with the Original Filing. Exhibits 32.1 and 32.2 furnished with the Original Filing inadvertently included a reference to June 30, 2015, rather than September 30, 2015. With this Amendment, we are hereby furnishing corrected Exhibits 32.1 and 32.2 and filing as Exhibits 31.1 and 31.2 the required certifications of our Chief Executive Officer and Chief Financial Officer, which have been re-executed as of the date hereof. We are also including with this Amendment the complete text of Item 6 of the Original Filing as amended.

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

10.1***
Lease Amendment No. 11 effective July 31, 2014 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Diamondback E&P LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on November 5, 2015).

10.2***
Lease Amendment No. 12 effective October 23, 2014 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Diamondback E&P LLC (incorporated by reference to Exhibit 10.2 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on November 5, 2015).

10.3***
Lease Amendment No. 13 effective October 30, 2014 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Diamondback E&P LLC (incorporated by reference to Exhibit 10.3 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on November 5, 2015).

10.4***
Lease Amendment No. 14 effective November 10, 2014 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Diamondback E&P LLC (incorporated by reference to Exhibit 10.4 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on November 5, 2015).

10.5***
Lease Amendment No. 15 effective November 10, 2014 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Diamondback E&P LLC (incorporated by reference to Exhibit 10.5 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on November 5, 2015).

10.6***
Lease Amendment No. 16 effective April 1, 2015 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Diamondback E&P LLC (incorporated by reference to Exhibit 10.6 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on November 5, 2015).

Exhibit Number	Description
10.7***
Lease Amendment No. 17 effective June 1, 2015 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Diamondback E&P LLC (incorporated by reference to Exhibit 10.7 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on November 5, 2015).

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

101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
***	Previously filed with the Original Filing.