Form 10-Q
period 2016-03-31
Diamondback Energy, Inc.
filed 2016-05-05
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2016, 71,702,583 shares of the registrant’s common stock were outstanding.

DIAMONDBACK ENERGY, INC
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and gas terms that are used in this Quarterly Report on Form 10-Q (this “report”):

Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl	Stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
Bbls/d	Bbls per day.
BOE	Barrels of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	BOE per day.
British Thermal Unit	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this report and detailed under Part II, Item 1A. Risk Factors in this report and our Annual Report on Form 10–K for the year ended December 31, 2015 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements.

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

v

Diamondback Energy, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2016	2015

	(In thousands, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$235,810	$20,115
Restricted cash	500	500
Accounts receivable:
Joint interest and other	15,211	41,309
Oil and natural gas sales	32,289	36,004
Related party	1,564	1,591
Inventories	1,591	1,728
Derivative instruments	821	4,623
Prepaid expenses and other	3,278	2,875
Total current assets	291,064	108,745
Property and equipment:
Oil and natural gas properties, based on the full cost method of accounting ($1,090,246 and $1,106,816 excluded from amortization at March 31, 2016 and December 31, 2015, respectively)	4,036,440	3,955,373
Pipeline and gas gathering assets	7,174	7,174
Other property and equipment	49,763	48,621
Accumulated depletion, depreciation, amortization and impairment	(1,485,931)	(1,413,543)
Net property and equipment	2,607,446	2,597,625
Derivative instruments	111	—
Other assets	44,338	44,349
Total assets	$2,942,959	$2,750,719
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$7,131	$20,008
Accounts payable-related party	206	217
Accrued capital expenditures	36,291	59,937
Other accrued liabilities	50,074	44,293
Revenues and royalties payable	12,998	16,966
Total current liabilities	106,700	141,421
Long-term debt	485,641	487,807
Asset retirement obligations	13,562	12,518
Total liabilities	605,903	641,746
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 71,697,750 issued and outstanding at March 31, 2016; 66,797,041 issued and outstanding at December 31, 2015	717	668
Additional paid-in capital	2,494,467	2,229,664
Accumulated deficit	(387,272)	(354,360)
Total Diamondback Energy, Inc. stockholders’ equity	2,107,912	1,875,972
Noncontrolling interest	229,144	233,001
Total equity	2,337,056	2,108,973
Total liabilities and equity	$2,942,959	$2,750,719
See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2016	2015

	(In thousands, except per share amounts)
Revenues:
Oil sales	$79,020	$92,916
Natural gas sales	4,022	4,348
Natural gas liquid sales	4,439	4,137
Total revenues	87,481	101,401
Costs and expenses:
Lease operating expenses	18,223	22,456
Production and ad valorem taxes	7,962	8,395
Gathering and transportation	2,789	1,030
Depreciation, depletion and amortization	42,069	59,677
Impairment of oil and natural gas properties	30,816	—
General and administrative expenses (including non-cash equity-based compensation, net of capitalized amounts, of $8,350 and $4,924 for the three months ended March 31, 2016 and 2015, respectively)	12,979	8,236
Asset retirement obligation accretion expense	246	170
Total costs and expenses	115,084	99,964
Income (loss) from operations	(27,603)	1,437
Other income (expense):
Interest income (expense)	(10,013)	(10,497)
Other income	563	515
Gain on derivative instruments, net	1,426	18,354
Total other income (expense), net	(8,024)	8,372
Income (loss) before income taxes	(35,627)	9,809
Provision for income taxes	—	3,370
Net income (loss)	(35,627)	6,439
Less: Net income (loss) attributable to noncontrolling interest	(2,715)	590
Net income (loss) attributable to Diamondback Energy, Inc.	$(32,912)	$5,849

Earnings per common share:
Basic	$(0.46)	$0.10
Diluted	$(0.46)	$0.10
Weighted average common shares outstanding:
Basic	71,026	58,386
Diluted	71,026	58,626

See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Shares	Amount

	(In thousands)

Balance December 31, 2014	56,888	$569	$1,554,174	$196,268	$234,202	$1,985,213
Unit-based compensation	—	—	—	—	939	939
Stock-based compensation	—	—	6,125	—	—	6,125
Distribution to non-controlling interest	—	—	—	—	(2,315)	(2,315)
Common shares issued in public offering, net of offering costs	2,012	20	119,208	—	—	119,228
Exercise of stock options and vesting of restricted stock units	108	1	887	—	—	888
Net income	—	—	—	5,849	590	6,439
Balance March 31, 2015	59,008	$590	$1,680,394	$202,117	$233,416	$2,116,517

Balance December 31, 2015	66,797	$668	$2,229,664	$(354,360)	$233,001	$2,108,973
Unit-based compensation	—	—	—	—	973	973
Distribution to non-controlling interest	—	—	—	—	(2,115)	(2,115)
Common shares issued in public offering, net of offering costs	4,600	46	254,293	—	—	254,339
Exercise of stock options and vesting of restricted stock units	301	3	10,510	—	—	10,513
Net loss	—	—	—	(32,912)	(2,715)	(35,627)
Balance March 31, 2016	71,698	$717	$2,494,467	$(387,272)	$229,144	$2,337,056

See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(35,627)	$6,439
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	—	2,425
Impairment of oil and natural gas properties	30,816	—
Asset retirement obligation accretion expense	246	170
Depreciation, depletion, and amortization	42,069	59,677
Amortization of debt issuance costs	668	630
Change in fair value of derivative instruments	3,691	25,206
Equity-based compensation expense	8,350	4,924
Changes in operating assets and liabilities:
Accounts receivable	23,439	7,005
Accounts receivable-related party	27	—
Inventories	137	(20)
Prepaid expenses and other	(530)	(237)
Accounts payable and accrued liabilities	(5,121)	(16,226)
Accounts payable and accrued liabilities-related party	(12)	14,128
Accrued interest	8,575	8,476
Revenues and royalties payable	(3,968)	(13,454)
Net cash provided by operating activities	72,760	99,143
Cash flows from investing activities:
Additions to oil and natural gas properties	(86,169)	(144,397)
Additions to oil and natural gas properties-related party	(164)	(7,000)
Acquisition of royalty interests	(2,082)	—
Acquisition of leasehold interests	(16,923)	(2,000)
Purchase of other property and equipment	(1,142)	(158)
Proceeds from sale of assets	123	—
Equity investments	(800)	—
Net cash used in investing activities	(107,157)	(153,555)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	8,500	57,501
Repayment under credit facility	(11,000)	(119,422)
Debt issuance costs	(4)	(8)
Public offering costs	(179)	(194)
Proceeds from public offerings	254,518	119,422
Exercise of stock options	372	888
Distribution to non-controlling interest	(2,115)	(2,315)
Net cash provided by financing activities	250,092	55,872
Net increase (decrease) in cash and cash equivalents	215,695	1,460
Cash and cash equivalents at beginning of period	20,115	30,183
Cash and cash equivalents at end of period	$235,810	$31,643

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - Continued
(Unaudited)

	Three Months Ended March 31,
	2016	2015

	(In thousands)
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$823	$1,389
Supplemental disclosure of non-cash transactions:
Asset retirement obligation incurred	$132	$102
Asset retirement obligation revisions in estimated liability	$88	$78
Asset retirement obligation acquired	$796	$47
Change in accrued capital expenditures	$(23,646)	$(45,854)
Capitalized stock-based compensation	$2,764	$2,139

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

The wholly-owned subsidiaries of Diamondback, as of March 31, 2016, include Diamondback E&P LLC, a Delaware limited liability company, Diamondback O&G LLC, a Delaware limited liability company, Viper Energy Partners GP LLC, a Delaware limited liability company, and White Fang Energy LLC, a Delaware limited liability company. The consolidated subsidiaries include the wholly-owned subsidiaries as well as Viper Energy Partners LP, a Delaware limited partnership (the “Partnership”), and the Partnership’s wholly-owned subsidiary Viper Energy Partners LLC, a Delaware limited liability company.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation.

The Partnership is consolidated in the financial statements of the Company. As of March 31, 2016, the Company owned approximately 88% of the common units of the Partnership and the Company’s wholly-owned subsidiary, Viper Energy Partners GP LLC, is the General Partner of the Partnership.

These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10–Q should be read in conjunction with the Company’s most recent Annual Report on Form 10–K for the fiscal year ended December 31, 2015, which contains a summary of the Company’s significant accounting policies and other disclosures.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, “Interest–Imputation of Interest”. This update requires that debt issuance costs related to a recognized debt liability (except costs associated with revolving debt arrangements) be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount, to simplify the presentation of debt issuance costs. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application was permitted for financial statements that have not previously been issued. The Company retrospectively adopted this new standard effective January 1, 2016. Adoption of this standard only affects the presentation of the Company’s consolidated balance sheets and does not have a material impact on its consolidated financial statements.

In January 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-01, “Financial Instruments–Overall”. This update applies to any entity that hold financial assets or owe financial liabilities. This update requires equity investments (except for those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This update will be effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. While this update will not have a direct impact on the Company, the Partnership will be required to mark its cost method investment to fair value with the adoption of this update.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, “Leases”. This update applies to any entity that enters into a lease, with some specified scope exemptions. Under this update, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. While there were no major changes to the lessor accounting, changes were made to align key aspects with the revenue recognition guidance. This update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Entities will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact that the adoption of this update will have on the Company’s financial position, results of operations and liquidity.

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. Under this update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update will be effective for annual and interim reporting periods beginning after December 15, 2017, with early application not permitted. This update allows for either full retrospective adoption, meaning this update is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning this update is applied only to the most current period presented. The Company is currently evaluating the impact, if any, that the adoption of this update will have on the Company’s financial position, results of operations and liquidity.

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, "Compensation - Stock Compensation". This update applies to all entities that issue share-based payment awards to their employees. Under this update, there were several areas that were simplified including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact that the adoption of this update will have on the Company's financial position, results of operations and liquidity.

3.    VIPER ENERGY PARTNERS LP

The Partnership is a publicly traded Delaware limited partnership, the common units of which are listed on the NASDAQ Global Market under the symbol “VNOM”. The Partnership was formed by Diamondback on February 27, 2014, to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. Viper Energy Partners GP LLC,

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

a fully-consolidated subsidiary of Diamondback, serves as the general partner of, and holds a non-economic general partner interest in, the Partnership. As of March 31, 2016, the Company owned approximately 88% of the common units of the Partnership.

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

Other Agreements

See Note 10—Related Party Transactions for information regarding the advisory services agreement the Partnership and the General Partner entered into with Wexford Capital LP (“Wexford”).

The Partnership has entered into a secured revolving credit facility with Wells Fargo, as administrative agent sole book runner and lead arranger. See Note 7—Debt for a description of this credit facility.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

4.    PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	March 31,	December 31,
	2016	2015

	(in thousands)
Oil and natural gas properties:
Subject to depletion	$2,946,194	$2,848,557
Not subject to depletion-acquisition costs
Incurred in 2016	16,377	—
Incurred in 2015	433,626	433,769
Incurred in 2014	511,279	543,399
Incurred in 2013	67,666	68,351
Incurred in 2012	61,298	61,297
Total not subject to depletion	1,090,246	1,106,816
Gross oil and natural gas properties	4,036,440	3,955,373
Accumulated depletion	(553,309)	(512,144)
Accumulated impairment	(928,778)	(897,962)
Oil and natural gas properties, net	2,554,353	2,545,267
Pipeline and gas gathering assets	7,174	7,174
Other property and equipment	49,763	48,621
Accumulated depreciation	(3,844)	(3,437)
Property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$2,607,446	$2,597,625

The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain internal costs, are capitalized and amortized on a composite unit of production method based on proved oil, natural gas liquids and natural gas reserves. Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All internal costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized internal costs were approximately $5.0 million and $4.7 million for the three months ended March 31, 2016 and 2015, respectively. Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The inclusion of the Company’s unevaluated costs into the amortization base is expected to be completed within three to five years. Sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, natural gas liquids and natural gas.

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

As a result of the decline in prices during the three months ended March 31, 2016, the Company recorded non-cash ceiling test impairments for the three months ended March 31, 2016 of $30.8 million, which is included in

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

accumulated depletion. The Company did not have any impairment of its proved oil and gas properties during the three months ended March 31, 2015. The impairment charge affected the Company’s reported net income but did not reduce our cash flow. In addition to commodity prices, the Company’s production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine its actual ceiling test calculation and impairment analysis in future periods.

5.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligation liability for the following periods:

	Three Months Ended March 31,
	2016	2015

	(in thousands)
Asset retirement obligation, beginning of period	$12,711	$8,486
Additional liability incurred	132	102
Liabilities acquired	796	47
Liabilities settled	(344)	—
Accretion expense	246	170
Revisions in estimated liabilities	88	78
Asset retirement obligation, end of period	13,629	8,883
Less current portion	67	39
Asset retirement obligations - long-term	$13,562	$8,844

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

6.    EQUITY METHOD INVESTMENTS

In October 2014, the Company paid $0.6 million for a 25% interest in HMW Fluid Management LLC, which was formed to develop, own and operate an integrated water management system to gather, store, process, treat, distribute and dispose of water to exploration and production companies operating in Midland, Martin and Andrews Counties, Texas. The board of this entity may also authorize the entity to offer these services to other counties in the Permian Basin and to pursue other business opportunities. The Company has committed to invest an aggregate amount of $5.0 million in this entity, and several other third parties have committed to invest an aggregate of $15.0 million. During the three months ended March 31, 2016, the Company invested an additional $0.8 million in this entity bringing its total investment to $4.1 million at March 31, 2016. The Company will retain a minority interest after all commitments are received. The entity was formed as a limited liability company and maintains a specific ownership account for each investor, similar to a partnership capital account structure. Therefore, the Company accounts for this investment under the equity method of accounting.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

7.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	March 31,	December 31,
	2016	2015

	(in thousands)
7.625 % Senior Notes due 2021	$450,000	$450,000
Unamortized debt issuance	(7,359)	(7,693)
Revolving credit facility	—	11,000
Partnership revolving credit facility	43,000	34,500
Total long-term debt	$485,641	$487,807

Senior Notes

On September 18, 2013, the Company completed an offering of $450.0 million in aggregate principal amount of 7.625% senior unsecured notes due 2021 (the “Senior Notes”). The Senior Notes bear interest at the rate of 7.625% per annum, payable semi-annually, in arrears on April 1 and October 1 of each year, commencing on April 1, 2014 and will mature on October 1, 2021. On June 23, 2014, in connection with the Viper Offering, the Company designated the Partnership, the General Partner and Viper Energy LLC as unrestricted subsidiaries and, upon such designation, Viper Energy LLC, which was a guarantor under the indenture governing of the Senior Notes, was released as a guarantor under the indenture. As of March 31, 2016, the Senior Notes are fully and unconditionally guaranteed by Diamondback O&G LLC, Diamondback E&P LLC and White Fang Energy LLC and will also be guaranteed by any future restricted subsidiaries of Diamondback. The net proceeds from the Senior Notes were used to fund the acquisition of mineral interests underlying approximately 14,804 gross (12,687 net) acres in Midland County, Texas in the Permian Basin.

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

The Company’s Credit Facility

On June 9, 2014, Diamondback O&G LLC, as borrower, entered into a first amendment and on November 13, 2014, Diamondback O&G LLC entered into a second amendment to the second amended and restated credit agreement, dated November 1, 2013 (the “credit agreement”). The first amendment modified certain provisions of the credit agreement to, among other things, allow one or more of the Company’s subsidiaries to be designated as “Unrestricted Subsidiaries” that are not subject to certain restrictions contained in the credit agreement. In connection with the Viper Offering, the Partnership, the General Partner and Viper Energy Partners LLC were designated as unrestricted subsidiaries under the credit agreement. As of March 31, 2016, the credit agreement was guaranteed by Diamondback, Diamondback E&P LLC and White Fang Energy LLC and will also be guaranteed by any future restricted subsidiaries of Diamondback. The credit agreement is also secured by substantially all of the assets of Diamondback O&G LLC, the Company and the other guarantors.

The second amendment increased the maximum amount of the credit facility to $2.0 billion, modified the dates and deadlines of the credit agreement relating to the scheduled borrowing base redeterminations based on the Company’s oil and natural gas reserves and other factors and added new provisions that allow the Company to elect a commitment amount that is less than its borrowing base as determined by the lenders. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, the Company may request up to three additional redeterminations of the borrowing base during any 12-month period. As of March 31, 2016, the borrowing base was $750.0 million, of which the Company had elected a commitment amount of $500.0 million, and the Company had no outstanding borrowings.

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

The covenant prohibiting additional indebtedness allows for the issuance of unsecured debt of up to $750.0 million in the form of senior or senior subordinated notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be repaid. As of March 31, 2016, the Company had $450.0 million of senior unsecured notes outstanding.

As of March 31, 2016 and December 31, 2015, the Company was in compliance with all financial covenants under its revolving credit facility, as then in effect. The lenders may accelerate all of the indebtedness under the Company’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.

The Partnership’s Credit Agreement

On July 8, 2014, the Partnership entered into a secured revolving credit agreement with Wells Fargo, as the administrative agent, sole book runner and lead arranger. The credit agreement, which was amended August 15, 2014 to add additional lenders to the lending group, provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on the Partnership’s oil and natural gas reserves and other factors. The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. The credit agreement was further amended on May 22, 2015 to, among other things, increase the borrowing base from $110.0 million to $175.0 million and to provide for certain restrictions on purchasing margin stock. On November 13, 2015, the borrowing base was increased from $175.0 million to $200.0 million. As of March 31, 2016, the borrowing base remained at $200.0 million. The Partnership had $43.0 million outstanding under its credit agreement as of March 31, 2016.

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

8.    CAPITAL STOCK AND EARNINGS PER SHARE

During the three months ended March 31, 2016 and 2015, Diamondback completed the following equity offerings:

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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

In January 2016, the Company completed an underwritten public offering of 4,600,000 shares of common stock, which included 600,000 shares of common stock issued pursuant to an option to purchase additional shares granted to the underwriter. The stock was sold to the underwriter at $55.33 per share and the Company received proceeds of approximately $254.5 million from the sale of these shares of common stock, net of offering expenses and underwriting discounts and commissions.

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

	Three Months Ended March 31,
	2016			2015
			Per			Per
	Income	Shares	Share	Income	Shares	Share

	(in thousands, except per share amounts)
Basic:
Net income (loss) attributable to common stock	$(32,912)	71,026	$(0.46)	$5,849	58,386	$0.10
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable	$—	—		—	240
Diluted:
Net income (loss) attributable to common stock	$(32,912)	71,026	$(0.46)	$5,849	58,626	$0.10

For the three months ended March 31, 2016, there were 194,737 shares that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods.

9.    EQUITY-BASED COMPENSATION

The following table presents the effects of the equity compensation plans and related costs:

	Three Months Ended March 31,
	2016	2015
General and administrative expenses	$8,350	$4,924
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	2,764	2,139
Related income tax benefit	—	770

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Stock Options

The following table presents the Company’s stock option activity under the Company’s 2012 Equity Incentive Plan (“2012 Plan”) for the three months ended March 31, 2016.

		Weighted Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding at December 31, 2015	39,500	$21.66
Exercised	(17,250)	$21.57
Outstanding at March 31, 2016	22,250	$21.74	1.62	$1,234
Vested and Expected to vest at March 31, 2016	22,250	$21.74	1.62	$1,234
Exercisable at March 31, 2016	6,500	$19.35	1.05	$376

The aggregate intrinsic value of stock options that were exercised during the three months ended March 31, 2016 and 2015 was $0.9 million and $2.1 million, respectively. As of March 31, 2016, the unrecognized compensation cost related to unvested stock options was less than $0.1 million. Such cost is expected to be recognized over a weighted-average period of 0.8 years.

Restricted Stock Units

The following table presents the Company’s restricted stock units activity under the 2012 Plan during the three months ended March 31, 2016.

	Restricted Stock Awards & Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2015	159,759	$64.66
Granted	185,320	$63.44
Vested	(126,825)	$59.95
Forfeited	(1,561)	$71.25
Unvested at March 31, 2016	216,693	$66.33

The aggregate fair value of restricted stock units that vested during the three months ended March 31, 2016 and 2015 was $8.2 million and $4.1 million, respectively. As of March 31, 2016, the Company’s unrecognized compensation cost related to unvested restricted stock awards and units was $11.6 million. Such cost is expected to be recognized over a weighted-average period of 1.6 years.

Performance Based Restricted Stock Units

To provide long-term incentives for the executive officers to deliver competitive returns to the Company’s stockholders, the Company has granted performance-based restricted stock units to eligible employees. The ultimate number of shares awarded from these conditional restricted stock units is based upon measurement of total stockholder return of the Company’s common stock (“TSR”) as compared to a designated peer group during a two-year or three-year performance period.

In February 2016, eligible employees received performance restricted stock unit awards totaling 174,325 units from which a minimum of 0% and a maximum of 200% units could be awarded. The awards have a performance period of January 1, 2016 to December 31, 2017 and cliff vest at December 31, 2017. Eligible employees received additional performance restricted stock unit awards totaling 87,163 units from which a minimum of 0% and a maximum of 200% units could be awarded. The awards have a performance period of January 1, 2016 to December 31, 2018 and cliff vest at December 31, 2018.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The fair value of each performance restricted stock unit is estimated at the date of grant using a Monte Carlo simulation, which results in an expected percentage of units to be earned during the performance period. The following table presents a summary of the grant-date fair values of performance restricted stock units granted and the related assumptions for the February 2016 awards.

	2016
	Two-Year Performance Period	Three-Year Performance Period
Grant-date fair value	$103.41	$102.35
Risk-free rate	0.86%	1.10%
Company volatility	41.91%	42.16%

The following table presents the Company’s performance restricted stock units activity under the 2012 Plan for the three months ended March 31, 2016.

	Performance Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2015	90,249	$137.14
Granted	261,488	$103.06
Unvested at March 31, 2016 (1)	351,737	$111.80

(1)	A maximum of 703,474 units could be awarded based upon the Company’s final TSR ranking.

As of March 31, 2016, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $29.4 million. Such cost is expected to be recognized over a weighted-average period of 1.9 years.

10.    RELATED PARTY TRANSACTIONS

Immediately upon the completion of the Company’s initial public offering on October 17, 2012, Wexford beneficially owned approximately 44% of the Company’s outstanding common stock. As of March 31, 2016, Wexford beneficially owned less than 1% of the Company’s outstanding common stock. A partner at Wexford serves as Chairman of the Board of Directors of each of the Company and the General Partner. Another partner at Wexford serves a member of the Board of Directors of the General Partner.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The following table summarizes amounts included in the consolidated statements of operations attributable to related party transactions for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenues:
Natural gas sales	$—	$2,640
Natural gas liquid sales	$—	$2,544
Total related party revenues	$—	$5,184
Costs and expenses:
Lease operating expenses	$266	$—
Production and ad valorem taxes	$—	$153
Gathering and transportation	$—	$969
General and administrative expenses	$442	$485
Total related party costs and expenses	$708	$1,607
Other Income:
Other income	$42	$23
Total other related party income	$42	$23

The following table summarizes amounts paid to related parties during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Wexford:
Advisory services	$125	$137
Advisory services - The Partnership	$—	$125
Total amounts paid to Wexford	$125	$262
Wexford related entities:
Bison Drilling and Field Services LLC	$—	$8
Fasken	$349	$184
WT Commercial Portfolio, LLC	$42	$39
Total amounts paid to Wexford related entities	$391	$231
The Partnership
Lease Bonus	$108	$—
Total amounts paid to related parties	$624	$493

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The following table summarizes amounts received from related parties during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Wexford related entities:
Bison Drilling and Field Services LLC	$42	$23
Coronado Midstream LLC(1)	$—	$4,062
Total amounts received from Wexford related entities	$42	$4,085

(1)	As of March 2015, Coronado Midstream LLC is no longer a related party.

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

Drilling Services

Bison Drilling and Field Services LLC (“Bison”) has performed drilling and field services for the Company under master drilling and field service agreements. Under the Company’s most recent master drilling agreement with Bison, effective as of January 1, 2013, Bison committed to accept orders from the Company for the use of at least two of its rigs. During the three months ended March 31, 2016, the Company did not utilize any Bison rigs.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Midland Corporate Lease

Effective May 15, 2011, the Company occupied corporate office space in Midland, Texas under a lease with an initial five-year term, which was extended for an additional ten-years in November 2014. The office space is owned by Fasken, which is controlled by an affiliate of Wexford.

Field Office Lease

The Company leased field office space in Midland, Texas from an unrelated third party commencing on March 1, 2011. On March 1, 2014, the building was purchased by WT Commercial Portfolio, LLC, which is controlled by an affiliate of Wexford. The term of the lease expires on February 28, 2018. During the third quarter of 2014, the Company entered into a sublease with Bison, in which Bison leased the field office space on the same terms as the Company’s lease for the remainder of the lease term.

The Partnership - Lease Bonus
During the three months ended March 31, 2016, the Company paid the Partnership $0.1 million in lease bonus payments under one lease to extend the term of the lease, reflecting an average bonus of $2,500 per acre.
11.    INCOME TAXES

The Company incurred a tax net operating loss ("NOL") for the three months ended March 31, 2016 due principally to the ability to expense certain intangible drilling and development costs under current regulations. There is no tax refund available to the Company, nor is there any current income tax payable. In light of the impairment of oil and gas properties, management has recorded a $10.1 million valuation against the Company's federal NOLs, bringing the total valuation allowance to $71.2 million. The valuation reduces the Company’s deferred assets to a zero value, as management does not believe that it is more-likely-than-not that this portion of the Company's NOLs are realizable. Management believes that the balance of the Company's NOLs are realizable only to the extent of future taxable income primarily related to the excess of book carrying value of properties over their respective tax bases. No other sources of future taxable income are considered in this judgment.

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

The Company has used price swap contracts to reduce price volatility associated with certain of its oil sales. With respect to the Company’s fixed price swap contracts, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is less than the swap price, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. The Company’s derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate pricing.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

As of March 31, 2016, the Company had open crude oil derivative positions with respect to future production as set forth in the table below. When aggregating multiple contracts, the weighted average contract price is disclosed.

Crude Oil—NYMEX West Texas Intermediate Fixed Price Swap
Production Period	Volume (Bbls)	Fixed Price Swap (per Bbl)
April 2016 - December 2016	550,000	$42.68
January 2017 - December 2017	730,000	$45.45

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

The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties and the resulting net amounts presented in the Company’s consolidated balance sheets as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
	(in thousands)
Gross amounts of recognized assets	$932	$4,623
Gross amounts offset in the Consolidated Balance Sheet	—	—
Net amounts of assets presented in the Consolidated Balance Sheet	$932	$4,623

The net amounts are classified as current or noncurrent based on their anticipated settlement dates. The net fair value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Current Assets: Derivative instruments	$821	$4,623
Noncurrent Assets: Derivative instruments	111	—
Total Assets	$932	$4,623

None of the Company’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following table summarizes the gains and losses on derivative instruments included in the combined consolidated statements of operations:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Change in fair value of open non-hedge derivative instruments	$(3,691)	$(25,206)
Gain on settlement of non-hedge derivative instruments	5,117	43,560
Gain on derivative instruments	$1,426	$18,354

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
	(in thousands)
Fixed price swaps:
Quoted prices in active markets level 1	$—	$—
Significant other observable inputs level 2	932	4,623
Significant unobservable inputs level 3	—	—
Total	$932	$4,623

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets.

	March 31, 2016		December 31, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Debt:
Revolving credit facility	$—	$—	$11,000	$11,000
7.625% Senior Notes due 2021	450,000	465,750	450,000	450,000
Partnership revolving credit facility	43,000	43,000	34,500	34,500

The fair value of the revolving credit facility approximates its carrying value based on borrowing rates available to the Company for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Senior Notes was determined using the March 31, 2016 quoted market price, a Level 1 classification in the fair value hierarchy. The fair value of the Partnership’s revolving credit facility approximates its carrying value

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

based on borrowing rates available to us for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy.

14.    COMMITMENTS AND CONTINGENCIES

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

15.    SUBSEQUENT EVENTS

Commodity Contracts

Subsequent to March 31, 2016, the Company entered into new commodity contracts. The contracts are fixed price oil swaps that will settle against the weighted average price per barrel of NYMEX West Texas Intermediate during the calculation period.

The following table presents the terms of the contracts:

	Volumes (Bbls)	Fixed Swap Price (per Bbl)	Production Periods
Crude Oil–NYMEX West Texas Intermediate Fixed Price Swap	184,000	$45.22	July 1, 2016	-	December 31, 2016
Crude Oil–NYMEX West Texas Intermediate Fixed Price Swap	365,000	$46.68	January 1, 2017	-	December 31, 2017

The Company’s Credit Facility

In connection with the Company’s spring 2016 redetermination, the agent lender under the credit agreement has recommended that the Company’s borrowing base be reduced to $700.0 million due to a decline in pricing. This reduction is subject to the approval of the required other lenders. Regardless of such adjustment, the Company has elected to continue to limit the lenders’ aggregate commitment to $500.0 million.

The Partnership’s Credit Facility

In connection with the Partnership’s spring 2016 redetermination, the agent lender under the credit agreement has recommended that the Partnership’s borrowing base be reduced to $175.0 million due to a decline in pricing. This reduction is subject to the approval of the required other lenders.

16.    GUARANTOR FINANCIAL STATEMENTS

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

Condensed Consolidated Balance Sheet
March 31, 2016
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$218,235	$12,912	$4,663	$—	$235,810
Restricted cash	—	—	500	—	500
Accounts receivable	—	41,046	6,454	—	47,500
Accounts receivable - related party	—	1,564	—	—	1,564
Intercompany receivable	2,301,767	206,900	—	(2,508,667)	—
Inventories	—	1,591	—	—	1,591
Other current assets	397	3,497	205	—	4,099
Total current assets	2,520,399	267,510	11,822	(2,508,667)	291,064
Property and equipment:
Oil and natural gas properties, at cost, based on the full cost method of accounting	—	3,479,460	557,088	(108)	4,036,440
Pipeline and gas gathering assets	—	7,174	—	—	7,174
Other property and equipment	—	49,763	—	—	49,763
Accumulated depletion, depreciation, amortization and impairment	—	(1,386,731)	(105,820)	6,620	(1,485,931)
Net property and equipment	—	2,149,666	451,268	6,512	2,607,446
Investment in subsidiaries	47,555	—	—	(47,555)	—
Other assets	102	8,923	35,424	—	44,449
Total assets	$2,568,056	$2,426,099	$498,514	$(2,549,710)	$2,942,959
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$19	$7,112	$—	$—	$7,131
Accounts payable-related party	2	204	—	—	206
Intercompany payable	—	2,508,672	—	(2,508,672)	—
Other current liabilities	17,482	80,971	910	—	99,363
Total current liabilities	17,503	2,596,959	910	(2,508,672)	106,700
Long-term debt	442,641	—	43,000	—	485,641
Asset retirement obligations	—	13,562	—	—	13,562
Total liabilities	460,144	2,610,521	43,910	(2,508,672)	605,903
Commitments and contingencies
Stockholders’ equity	2,107,912	(184,422)	454,604	(270,182)	2,107,912
Noncontrolling interest	—	—	—	229,144	229,144
Total equity	2,107,912	(184,422)	454,604	(41,038)	2,337,056
Total liabilities and equity	$2,568,056	$2,426,099	$498,514	$(2,549,710)	$2,942,959

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Balance Sheet
December 31, 2015
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$148	$19,428	$539	$—	$20,115
Restricted cash	—	—	500	—	500
Accounts receivable	—	67,942	9,369	2	77,313
Accounts receivable - related party	—	1,591	—	—	1,591
Intercompany receivable	2,246,846	205,915	—	(2,452,761)	—
Inventories	—	1,728	—	—	1,728
Other current assets	450	6,572	476	—	7,498
Total current assets	2,247,444	303,176	10,884	(2,452,759)	108,745
Property and equipment:
Oil and natural gas properties, at cost, based on the full cost method of accounting	—	3,400,381	554,992	—	3,955,373
Pipeline and gas gathering assets	—	7,174	—	—	7,174
Other property and equipment	—	48,621	—	—	48,621
Accumulated depletion, depreciation, amortization and impairment	—	(1,347,296)	(71,659)	5,412	(1,413,543)
Net property and equipment	—	2,108,880	483,333	5,412	2,597,625
Investment in subsidiaries	79,417	—	—	(79,417)	—
Other assets	102	8,733	35,514	—	44,349
Total assets	$2,326,963	$2,420,789	$529,731	$(2,526,764)	$2,750,719
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$—	$20,007	$1	$—	$20,008
Accounts payable-related party	1	212	4	—	217
Intercompany payable	—	2,452,759	—	(2,452,759)	—
Other current liabilities	8,683	112,431	82	—	121,196
Total current liabilities	8,684	2,585,409	87	(2,452,759)	141,421
Long-term debt	442,307	11,000	34,500	—	487,807
Asset retirement obligations	—	12,518	—	—	12,518
Total liabilities	450,991	2,608,927	34,587	(2,452,759)	641,746
Commitments and contingencies
Stockholders’ equity	1,875,972	(188,138)	495,144	(307,006)	1,875,972
Noncontrolling interest	—	—	—	233,001	233,001
Total equity	1,875,972	(188,138)	495,144	(74,005)	2,108,973
Total liabilities and equity	$2,326,963	$2,420,789	$529,731	$(2,526,764)	$2,750,719

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Three Months Ended March 31, 2016
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$66,095	$—	$12,925	$79,020
Natural gas sales	—	3,409	—	613	4,022
Natural gas liquid sales	—	3,891	—	548	4,439
Royalty income	—	—	14,086	(14,086)	—
Lease bonus income	—	—	108	(108)	—
Total revenues	—	73,395	14,194	(108)	87,481
Costs and expenses:
Lease operating expenses	—	18,223	—	—	18,223
Production and ad valorem taxes	—	6,660	1,302	—	7,962
Gathering and transportation	—	2,701	86	2	2,789
Depreciation, depletion and amortization	—	35,128	8,150	(1,209)	42,069
Impairment of oil and natural gas properties	—	4,805	26,011	—	30,816
General and administrative expenses	8,307	2,923	1,749	—	12,979
Asset retirement obligation accretion expense	—	246	—	—	246
Total costs and expenses	8,307	70,686	37,298	(1,207)	115,084
Income (loss) from operations	(8,307)	2,709	(23,104)	1,099	(27,603)
Other income (expense)
Interest expense	(8,858)	(725)	(430)	—	(10,013)
Other income	57	307	199	—	563
Gain (loss) on derivative instruments, net	—	1,426	—	—	1,426
Total other income (expense), net	(8,801)	1,008	(231)	—	(8,024)
Income (loss) before income taxes	(17,108)	3,717	(23,335)	1,099	(35,627)
Benefit from income taxes	—	—	—	—	—
Net income (loss)	(17,108)	3,717	(23,335)	1,099	(35,627)
Less: Net loss attributable to noncontrolling interest	—	—	—	(2,715)	(2,715)
Net income (loss) attributable to Diamondback Energy, Inc.	$(17,108)	$3,717	$(23,335)	$3,814	$(32,912)

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Three Months Ended March 31, 2015
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$77,384	$—	$15,532	$92,916
Natural gas sales	—	3,779	—	569	4,348
Natural gas liquid sales	—	3,693	—	444	4,137
Royalty income	—	—	16,545	(16,545)	—
Total revenues	—	84,856	16,545	—	101,401
Costs and expenses:
Lease operating expenses	—	22,456	—	—	22,456
Production and ad valorem taxes	—	7,067	1,328	—	8,395
Gathering and transportation	—	1,030	—	—	1,030
Depreciation, depletion and amortization	—	50,307	8,901	469	59,677
Impairment of oil and natural gas properties	—	—	—	—	—
General and administrative expenses	4,518	2,166	1,552	—	8,236
Asset retirement obligation accretion expense	—	170	—	—	170
Total costs and expenses	4,518	83,196	11,781	469	99,964
Income (loss) from operations	(4,518)	1,660	4,764	(469)	1,437
Other income (expense)
Interest expense	(8,910)	(1,419)	(168)	—	(10,497)
Other income	—	29	486	—	515
Gain (loss) on derivative instruments, net	—	18,354	—	—	18,354
Total other income (expense), net	(8,910)	16,964	318	—	8,372
Income (loss) before income taxes	(13,428)	18,624	5,082	(469)	9,809
Provision for income taxes	3,370	—	—	—	3,370
Net income (loss)	(16,798)	18,624	5,082	(469)	6,439
Less: Net loss attributable to noncontrolling interest	—	—	—	590	590
Net income (loss) attributable to Diamondback Energy, Inc.	$(16,798)	$18,624	$5,082	$(1,059)	$5,849

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2016
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(526)	$57,400	$15,886	$—	$72,760
Cash flows from investing activities:
Additions to oil and natural gas properties	—	(86,333)	—	—	(86,333)
Acquisition of leasehold interests	—	(16,923)	—	—	(16,923)
Acquisition of royalty interests	—	—	(2,082)	—	(2,082)
Purchase of other property and equipment	—	(1,142)	—	—	(1,142)
Proceeds from sale of assets	—	123	—	—	123
Equity investments	—	(800)	—	—	(800)
Intercompany transfers	(41,161)	41,161	—	—	—
Net cash used in investing activities	(41,161)	(63,914)	(2,082)	—	(107,157)
Cash flows from financing activities:
Proceeds from borrowing on credit facility	—	—	8,500	—	8,500
Repayment on credit facility	—	(11,000)	—	—	(11,000)
Debt issuance costs	—	(2)	(2)	—	(4)
Public offering costs	(179)	—	—	—	(179)
Proceeds from public offerings	254,518	—	—	—	254,518
Distribution from subsidiary	16,063	—	—	(16,063)	—
Exercise of stock options	372	—	—	—	372
Distribution to non-controlling interest	—	—	(18,178)	16,063	(2,115)
Intercompany transfers	(11,000)	11,000	—	—	—
Net cash provided by (used in) financing activities	259,774	(2)	(9,680)	—	250,092
Net increase (decrease) in cash and cash equivalents	218,087	(6,516)	4,124	—	215,695
Cash and cash equivalents at beginning of period	148	19,428	539	—	20,115
Cash and cash equivalents at end of period	$218,235	$12,912	$4,663	$—	$235,810

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2015
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(1,970)	$86,560	$14,553	$—	$99,143
Cash flows from investing activities:
Additions to oil and natural gas properties	—	(150,963)	85	—	(150,878)
Acquisition of leasehold interests	—	(2,519)	—	—	(2,519)
Purchase of other property and equipment	—	(158)	—	—	(158)
Intercompany transfers	(16,280)	16,280	—	—	—
Net cash provided by (used in) investing activities	(16,280)	(137,360)	85	—	(153,555)
Cash flows from financing activities:
Proceeds from borrowing on credit facility	—	57,501	—	—	57,501
Repayment on credit facility	—	(119,422)	—	—	(119,422)
Proceeds from public offerings	119,422	—	—	—	119,422
Distribution from subsidiary	17,612	—	—	(17,612)	—
Distribution to non-controlling interest	—	—	(19,927)	17,612	(2,315)
Intercompany transfers	(119,422)	119,422	—	—	—
Other financing activities	686	—	—	—	686
Net cash provided by (used in) financing activities	18,298	57,501	(19,927)	—	55,872
Net increase (decrease) in cash and cash equivalents	48	6,701	(5,289)	—	1,460
Cash and cash equivalents at beginning of period	6	15,067	15,110	—	30,183
Cash and cash equivalents at end of period	$54	$21,768	$9,821	$—	$31,643

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are an independent oil and natural gas company focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. Our activities are primarily directed at the Clearfork, Spraberry, Wolfcamp, Cline, Strawn and Atoka formations which we refer to as the Wolfberry play. We intend to grow our reserves and production through development drilling, exploitation and exploration activities on our multi-year inventory of identified potential drilling locations and through acquisitions that meet our strategic and financial objectives, targeting oil-weighted reserves. Substantially all of our revenues are generated through the sale of oil, natural gas liquids and natural gas production. Our production was approximately 76% oil, 13% natural gas liquids and 11% natural gas for the three months ended March 31, 2016, and was approximately 77% oil, 13% natural gas liquids and 10% natural gas for the three months ended March 31, 2015. On March 31, 2016, our net acreage position in the Permian Basin was approximately 85,816 net acres.

The challenging commodity price environment that we experienced in 2015 has continued in the first quarter of 2016, with the posted price of WTI dropping to as low as $26.68 in January 2016. Commodity prices improved at the end of the first quarter 2016, but continue to be volatile. We believe we remain well-positioned in this environment. During 2015, we again demonstrated our operational focus on achieving best-in-class execution, low-cost operations and a conservative balance sheet as we continued to reduce drilling days, well costs and operating expenses while maintaining what we believe to be a peer leading leverage ratio. We intend to continue our operational focus in 2016, emphasizing financial discipline over growth. With recent improvement in oil prices, we have retained our third horizontal rig and added a second dedicated completion crew to decrease our backlog of drilled but uncompleted wells. We will continue monitoring the ongoing commodity price environment and expect to retain the financial flexibility to adjust our drilling and completion plans in response to market conditions. We are prepared to add a fourth horizontal rig early in the third quarter of 2016 in the event oil prices continue to strengthen and we are prepared to remain at three horizontal drilling rigs or decelerate our drilling program if commodity prices deteriorate.

2016 Highlights

Common stock transactions

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

Operational Update

During the three months ended March 31, 2016, we drilled 16 gross (13 net) horizontal wells and one gross (one net) vertical well and participated in the drilling of two gross (one net) non-operated wells in the Permian Basin. We completed a total of eight horizontal wells, which included our initial five wells in Glasscock County. A three well pad targeting the Lower Spraberry, Wolfcamp A and Wolfcamp B horizons came on line in January 2016. The combined 30-day initial production rate for the three laterals was 3,644 BOE/d (75% oil) from an average lateral length of 7,396 feet. A second two well pad targeting the Wolfcamp A and Wolfcamp B horizons was brought on line in February 2016. The combined 30-day initial production rate for the two laterals was 2,312 BOE/d (84% oil) from an average lateral length of 7,465 feet. We have drilled another two-well pad in Glasscock County that is waiting on completion.

In Howard County we have two three-well pads waiting on completion. Both pads target the Lower Spraberry, Wolfcamp A and Wolfcamp B intervals. We intend to begin completing the first pad in May 2016 and the second pad in June 2016.

We entered 2016 drilling with three horizontal rigs and were prepared to release one of the rigs in early February. However, with recent improvement in oil prices, we have retained our third horizontal rig and are prepared to add a fourth horizontal rig early in the third quarter of 2016 in the event oil prices continue to strengthen. We will continue monitoring commodity prices and overall market conditions and can adjust our rig cadence up or down accordingly.

During the first quarter of 2016, we slowed our completion schedule in response to lower commodity prices. However, we have recently contracted a second completion crew to begin to reduce our inventory of drilled but uncompleted wells.

During the three months ended March 31, 2016, our average daily production was approximately 38,308 BOE/d, consisting of 28,951 Bbls/d of oil, 25,458 Mcf/d of natural gas and 5,114 Bbls/d of natural gas liquids, an increase of 7,672 BOE/d, or 25.0%, from average daily production of 30,636 BOE/d for the three months ended March 31, 2015, consisting of 23,687 Bbls/d of oil, 17,765 Mcf/d of natural gas and 3,988 Bbls/d of natural gas liquids.

Sources of Our Revenue

Our revenues are derived from the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from our natural gas during processing. Our oil and natural gas revenues do not include the effects of derivatives. For the three months ended March 31, 2016, our revenues were derived 90% from oil sales, 5% from natural gas liquids sales and 5% from natural gas sales and for the three months ended March 31, 2015, our revenues were derived 92% from oil sales, 4% from natural gas liquids sales and 4% from natural gas sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold, production mix or commodity prices.

Since our production consists primarily of oil, our revenues are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas liquids or natural gas prices. Oil, natural gas liquids and natural gas prices have historically been volatile. During 2015, West Texas Intermediate posted prices ranged from $34.55 to $61.36 per Bbl and the Henry Hub spot market price of natural gas ranged from $1.63 to $3.32 per MMBtu. On March 31, 2016, the West Texas Intermediate posted price for crude oil was $36.94 per Bbl and the Henry Hub spot market price of natural gas was $1.98 per MMBtu. Lower commodity prices may not only decrease our revenues, but also potentially the amount of oil and natural gas that we can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be redetermined at the discretion of our lenders.

As a result of the decline in prices during the three months ended March 31, 2016, the Company recorded non-cash ceiling test impairment for the three months ended March 31, 2016 of $30.8 million.

Although commodity prices improved at the end of the first quarter 2016, they remain volatile. If prices remain at or below the current low levels, subject to numerous factors and inherent limitations, we will incur an additional non-cash full cost impairment in the second quarter of 2016, which will have an adverse effect on our results of operations.

Results of Operations

The following table sets forth selected historical operating data for the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(in thousands, except Bbl, Mcf and BOE amounts)
Revenues
Oil, natural gas liquids and natural gas	$87,481	$101,401
Operating Expenses
Lease operating expense	18,223	22,456
Production and ad valorem taxes	7,962	8,395
Gathering and transportation expense	2,789	1,030
Depreciation, depletion and amortization	42,069	59,677
Impairment of oil and natural gas properties	30,816	—
General and administrative	12,979	8,236
Asset retirement obligation accretion expense	246	170
Total expenses	115,084	99,964
Income (loss) from operations	(27,603)	1,437
Net interest expense	(10,013)	(10,497)
Other income	563	515
Gain on derivative instruments, net	1,426	18,354
Total other income (expense), net	(8,024)	8,372
Income (loss) before income taxes	(35,627)	9,809
Income tax provision	—	3,370
Net income (loss)	(35,627)	6,439
Less: Net income (loss) attributable to noncontrolling interest	(2,715)	590
Net income (loss) attributable to Diamondback Energy, Inc.	$(32,912)	$5,849

	Three Months Ended March 31,
	2016	2015
	(in thousands, except Bbl, Mcf and BOE amounts)
Production Data:
Oil (Bbls)	2,634,511	2,131,829
Natural gas (Mcf)	2,316,649	1,598,810
Natural gas liquids (Bbls)	465,391	358,924
Combined volumes (BOE)	3,486,010	2,757,221
Daily combined volumes (BOE/d)	38,308	30,636

Average Prices:
Oil (per Bbl)	$29.99	$43.59
Natural gas (per Mcf)	1.74	2.72
Natural gas liquids (per Bbl)	9.54	11.53
Combined (per BOE)	25.09	36.78
Oil, hedged($ per Bbl)(1)	31.94	64.01
Average price, hedged($ per BOE)(1)	26.56	52.57

Average Costs per BOE:
Lease operating expense	$5.23	$8.14
Production and ad valorem taxes	2.28	3.04
Gathering and transportation expense	0.80	0.37
General and administrative - cash component	1.33	1.20
Total operating expense - cash	9.64	12.75

General and administrative - non-cash component	2.39	1.79
Depreciation, depletion, and amortization	12.07	21.64
Interest expense	2.87	3.81
Total expenses	17.33	27.24

(1)
Hedged prices reflect the effect of our commodity derivative transactions on our average sales prices. Our calculation of such effects include realized gains and losses on cash settlements for commodity derivatives, which we do not designate for hedge accounting.

Comparison of the Three Months Ended March 31, 2016 and 2015

Oil, Natural Gas Liquids and Natural Gas Revenues. Our oil, natural gas liquids and natural gas revenues decreased by approximately $13.9 million, or 14%, to $87.5 million for the three months ended March 31, 2016 from $101.4 million for the three months ended March 31, 2015. Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 7,672 BOE/d to 38,308 BOE/d during the three months ended March 31, 2016 from 30,636 BOE/d during the three months ended March 31, 2015. The total decrease in revenue of approximately $13.9 million is largely attributable to lower average sales prices partially offset by higher oil, natural gas liquids and natural gas production volumes for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increases in production volumes were due to a combination of increased drilling activity and growth through acquisitions. Our production increased by 502,682 Bbls of oil, 106,467 Bbls of natural gas liquids and 717,839 Mcf of natural gas for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

The net dollar effect of the decreases in prices of approximately $39.0 million (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas liquids and natural gas) and the net dollar effect of the increase in production of approximately $25.1 million (calculated as the increase in period-to-period volumes for oil, natural gas liquids and natural gas multiplied by the period average prices) are shown below.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$(13.60)	2,634,511	$(35,823)
Natural gas liquids	(1.99)	465,391	(926)
Natural gas	(0.98)	2,316,649	(2,270)
Total revenues due to change in price			$(39,019)

	Change in production volumes(1)	Prior period Average Prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	502,682	$43.59	$21,918
Natural gas liquids	106,467	11.53	1,228
Natural gas	717,839	2.72	1,953
Total revenues due to change in production volumes			25,099
Total change in revenues			$(13,920)

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas.

Lease Operating Expense. Lease operating expense was $18.2 million ($5.23 per BOE) for the three months ended March 31, 2016, a decrease of $4.2 million, or 19%, from $22.5 million ($8.14 per BOE) for the three months ended March 31, 2015. The decrease is due to a reduction in service costs resulting from decreased commodity prices.

Production and Ad Valorem Tax Expense. Production and ad valorem taxes were $8.0 million for the three months ended March 31, 2016, a decrease of $0.4 million, or 5%, from $8.4 million for the three months ended March 31, 2015. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, among other factors, whereas production taxes are based upon current year commodity prices. During the three months ended March 31, 2016, our production taxes per BOE decreased by $0.76 as compared to the three months ended March 31, 2015, primarily reflecting the impact of lower oil and natural gas prices on production taxes in 2016, offset by an increase in ad valorem taxes primarily as a result of increased production.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased $17.6 million, or 30%, to $42.1 million for the three months ended March 31, 2016 from $59.7 million for the three months ended March 31, 2015.

The following table provides the components of our depreciation, depletion and amortization expense for the periods presented:

	Three Months Ended March 31,
	2016	2015

	(in thousands, except BOE amounts)
Depletion of proved oil and natural gas properties	$41,648	$59,255
Depreciation of other property and equipment	421	422
Depreciation, depletion and amortization expense	$42,069	$59,677

Oil and natural gas properties depreciation, depletion and amortization per BOE	$11.95	$21.49
Total depreciation, depletion and amortization per BOE	$12.07	$21.64

The decreases in depletion of proved oil and natural gas properties of $17.6 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 resulted primarily from the impairment of oil and gas properties recorded in the first quarter of 2016.

Impairment of Oil and Gas Properties. During the three months ended March 31, 2016, we recorded an impairment of oil and gas properties of $30.8 million as a result of the significant decline in commodity prices, which resulted in a reduction of the discounted present value of our proved oil and natural gas reserves.

General and Administrative Expense. General and administrative expense increased $4.8 million from $8.2 million for the three months ended March 31, 2015 to $13.0 million for the three months ended March 31, 2016. The increase was primarily due to an increase in non-cash equity compensation of $ 4.0 million and an increase in salaries and benefits of $0.8 million.

Net Interest Expense. Net interest expense for the three months ended March 31, 2016 was $10.0 million as compared to $10.5 million for the three months ended March 31, 2015, a decrease of $0.5 million. This decrease was due primarily to the lower average level of outstanding borrowings under our credit facility during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Derivatives. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.” For the three months ended March 31, 2016 and 2015, we had a cash gain on settlement of derivative instruments of $5.1 million and $43.6 million, respectively. For the three months ended March 31, 2016 and 2015, we had a negative change in the fair value of open derivative instruments of $3.7 million and $25.2 million, respectively.

Income Tax Expense (Benefit). We had no income tax benefit or expense for the three months ended March 31, 2016 as compared to income tax expense of $3.4 million for the three months ended March 31, 2015. Our effective tax rate was 34.4% for the three months ended March 31, 2015. During the three months ended March 31, 2016, we recorded a valuation allowance as management does not believe that it is more-likely-than-not that its net operating losses are realizable.

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

Liquidity and Cash Flow

Our cash flows for the three months ended March 31, 2016 and 2015 are presented below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$72,760	$99,143
Net cash used in investing activities	(107,157)	(153,555)
Net cash provided by financing activities	250,092	55,872
Net change in cash	$215,695	$1,460

Operating Activities

Net cash provided by operating activities was $72.8 million for the three months ended March 31, 2016 as compared to $99.1 million for the three months ended March 31, 2015. The decrease in operating cash flows is primarily the result of the decrease in our oil and natural gas revenues due to a 32% decrease in our net realized sales prices.

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

Investing Activities

The purchase and development of oil and natural gas properties accounted for the majority of our cash outlays for investing activities. Net cash used in investing activities was $107.2 million and $153.6 million during the three months ended March 31, 2016 and 2015, respectively.

During the three months ended March 31, 2016, we spent $86.3 million on capital expenditures in conjunction with our drilling program, in which we drilled 16 gross (13 net) horizontal wells and one gross (one net) vertical well and participated in the drilling of two gross (one net) non-operated wells, $16.9 million on leasehold acquisitions, $2.1 million on royalty interest acquisitions and $1.1 million for the purchase of other property and equipment.

During the three months ended March 31, 2015, we spent $151.4 million on capital expenditures in conjunction with our drilling program and related infrastructure projects, in which we drilled 15 gross (13 net) horizontal wells and two gross (one net) vertical wells. We spent an additional $2.0 million on leasehold costs and $0.2 million for the purchase of other property and equipment.

Our investing activities for the three months ended March 31, 2016 and 2015 are summarized in the following table:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Drilling, completion and infrastructure	$(86,333)	$(151,397)
Acquisition of leasehold interests	(16,923)	(2,000)
Acquisition of royalty interests	(2,082)	—
Purchase of other property and equipment	(1,142)	(158)
Proceeds from sale of property and equipment	123	—
Equity investments	(800)	—
Net cash used in investing activities	$(107,157)	$(153,555)

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 and 2015 was $250.1 million and $55.9 million, respectively. During the three months ended March 31, 2016, the amount provided by financing activities was primarily attributable to proceeds from our January 2016 equity offering of $254.5 million partially offset by repayments of net borrowings of $2.5 million under our credit facility. The 2015 amount provided by financing activities was primarily attributable to the proceeds from our January 2015 equity offering of $119.4 million partially offset by repayments of net borrowings of $61.9 million under our credit facility

Second Amended and Restated Credit Facility

Our second amended and restated credit agreement, dated November 1, 2013, as amended on June 9, 2014 and November 13, 2014, with a syndicate of banks, including Wells Fargo, as administrative agent, sole book runner and lead arranger, provides for a revolving credit facility in the maximum amount of $2.0 billion, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on our oil and natural gas reserves and other factors. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, we may request up to three additional redeterminations of the borrowing base during any 12-month period. As of March 31, 2016, the borrowing base was $750.0 million, although we had elected a commitment amount of $500.0 million. As of March 31, 2016, we had no outstanding borrowings and $500.0 million available for future borrowings under this facility. As of March 31, 2016, the loan was guaranteed by us, Diamondback E&P LLC and White Fang Energy LLC and will also be guaranteed by any of our future restricted subsidiaries. The credit agreement is also secured by substantially all of our assets and the assets of Diamondback O&G LLC and the guarantors. In connection with our spring 2016 redetermination, the agent lender under our credit agreement has recommended that our borrowing base be reduced to $700.0 million due to a decline in pricing. This reduction is subject to the approval of the required other lenders. Regardless of such adjustment, we have elected to continue to limit the lenders’ aggregate commitment to $500.0 million.

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

The covenant prohibiting additional indebtedness allows for the issuance of unsecured debt of up to $750.0 million in the form of senior or senior subordinated notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be repaid. As of March 31, 2016, we had $450.0 million of senior notes outstanding.

As of March 31, 2016, we were in compliance with all financial covenants under our revolving credit facility. The lenders may accelerate all of the indebtedness under our revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of our revolving credit facility generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

Viper’s Facility-Wells Fargo Bank

On July 8, 2014, Viper entered into a secured revolving credit agreement with Wells Fargo Bank, as the administrative agent, sole book runner and lead arranger. The credit agreement, which was amended August 15, 2014 to add additional lenders to the lending group, provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on Viper’s oil and natural gas reserves and other factors. The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, Viper may request up to three additional redeterminations of the borrowing base during any 12-month period. The credit agreement was further amended on May 22, 2015 to, among other things, increase the borrowing base from $110.0 million to $175.0 million and to provide for certain restrictions on purchasing margin stock. On November 13, 2015, the borrowing base was increased from $175.0 million to $200.0 million. As of March 31, 2016, the borrowing base was set at $200.0 million. The Partnership had $43.0 million outstanding under its credit agreement with a weighted average interest rate of 1.94%. In connection with the Partnership’s spring 2016 redetermination, the agent lender under the credit agreement has recommended that the Partnership’s borrowing base be reduced to $175.0 million due to a decline in pricing. This reduction is subject to the approval of the required other lenders.

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

During the three months ended March 31, 2016, our aggregate capital expenditures for drilling and infrastructure were $86.3 million. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted. During the three months ended March 31, 2016, we spent approximately $16.9 million on acquisitions of leasehold interests.

The amount and timing of these capital expenditures are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. With recent improvement in oil prices, we have retained our third horizontal rig and are prepared to add a fourth horizontal rig early in the third quarter of 2016 in the event oil prices continue to strengthen. We will continue monitoring commodity prices and overall market conditions and can adjust our rig cadence up or down in response to changes in commodity prices and overall market conditions.

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

We monitor and adjust our projected capital expenditures in response to success or lack of success in drilling activities, changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, contractual obligations, internally generated cash flow and other factors both within and outside our control. If we require additional capital, we may seek such capital through traditional reserve base borrowings, joint venture partnerships, production payment financing, asset sales, offerings of debt and or equity securities or other means. We cannot assure you that the needed capital will be available on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our drilling programs, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves. If there is further decline in commodity prices, our revenues, cash flows, results of operations, liquidity and reserves may be materially and adversely affected.

Security Ratings

	Moody's Investors Services	Standard & Poor's Ratings Services
Diamondback Senior Notes	B1	B+

Access to reasonably priced capital is dependent in part on credit and security ratings. Generally, lower ratings lead to higher financing costs. The impact of any future downgrade could include an increase in the costs of the Company's short- and long-term borrowings.

A security rating is not a recommendation to buy, sell or hold securities. Such rating may be subject to revision or withdrawal at any time by the credit rating agency and each rating should be evaluated independently of any other rating.

Contractual Obligations

Except as discussed in Note 14 of the Notes to the Consolidated Financial Statements of this report, there were no material changes to our contractual obligations and other commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Critical Accounting Policies

There have been no changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2016. Please read Note 14 included in Notes to the Combined Consolidated Financial Statements set forth in Part I, Item 1 of this report, for a discussion of our commitments and contingencies, some of which are not recognized in the balance sheets under GAAP.

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

We use price swap derivatives to reduce price volatility associated with certain of our oil sales. With respect to these fixed price swap contracts, the counterparty is required to make a payment to us if the settlement price for any settlement period is less than the swap price, and we are required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. Our derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate pricing.

At March 31, 2016, we had a net asset derivative position of $0.9 million, related to our price swap derivatives, as compared to a net asset derivative position of $4.6 million as of December 31, 2015 related to our price swap derivatives. Utilizing actual derivative contractual volumes under our fixed price swaps as of March 31, 2016, a 10% increase in forward curves associated with the underlying commodity would have decreased the net liability position to $4.6 million, a decrease of $5.6 million, while a 10% decrease in forward curves associated with the underlying commodity would have increased the net asset derivative position to $6.5 million, an increase of $5.6 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Subsequent to March 31, 2016, we entered into additional commodity contracts, which consisted of fixed price oil swaps covering 184,000 Bbls of our production for the production period from July 1, 2016 to December 31, 2016 and 365,000 Bbls of our production for the production period from January 1, 2017 to December 31, 2017. These fixed price oil swaps will settle against the weighted average price per barrel of NYMEX West Texas Intermediate during the calculation periods.
Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from joint interest receivables (approximately $15.2 million at March 31, 2016) and receivables from the sale of our oil and natural gas production (approximately $33.9 million at March 31, 2016).

We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the three months ended March 31, 2016, two purchasers accounted for more than 10% of our revenue: Shell Trading (US) Company (57%); and Enterprise Crude Oil LLC (14%). For the year ended three months ended March 31, 2015, two purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (68%); and Enterprise Crude Oil LLC (11%). No other customer accounted for more than 10% of our revenue during these periods.

Joint operations receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells. At March 31, 2016, we had two customers that represented approximately 72% of our total joint operations receivables. At December 31, 2015, we had five customer that represented approximately 73% of our total joint operations receivables.

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

As of March 31, 2016, we had no borrowings outstanding under our revolving credit facility. Our weighted average interest rate on borrowings under our revolving credit facility was 1.92% on January 19, 2016, the last day on which borrowings were outstanding under such facility. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $0.1 million based on the $11.0 million outstanding in the aggregate under our revolving credit facility as of such date.

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

As of March 31, 2016, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2016, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

In addition to the information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

DIAMONDBACK ENERGY, INC.

Date:	May 5, 2016	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	May 5, 2016	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer
(Principal Financial and Accounting Officer)