Form 10-Q
period 2016-06-30
Diamondback Energy, Inc.
filed 2016-08-09
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2016, 78,034,652 shares of the registrant’s common stock were outstanding.

DIAMONDBACK ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

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

Forward-looking statements may include statements about our:

•	business strategy;

•	exploration and development drilling prospects, inventories, projects and programs;

•	oil and natural gas reserves;

•	acquisitions, including our recently announced pending acquisition in the Southern Delaware Basin;

•	identified drilling locations;

•	ability to obtain permits and governmental approvals;

•	technology;

•	financial strategy;

•	realized oil and natural gas prices;

•	production;

•	lease operating expenses, general and administrative costs and finding and development costs;

•	future operating results; and

•	plans, objectives, expectations and intentions.

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

v

Diamondback Energy, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2016	2015

	(In thousands, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$218,794	$20,115
Restricted cash	500	500
Accounts receivable:
Joint interest and other	31,593	41,309
Oil and natural gas sales	41,715	36,004
Related party	1,606	1,591
Inventories	1,494	1,728
Derivative instruments	—	4,623
Prepaid expenses and other	2,248	2,875
Total current assets	297,950	108,745
Property and equipment:
Oil and natural gas properties, based on the full cost method of accounting ($1,086,589 and $1,106,816 excluded from amortization at June 30, 2016 and December 31, 2015, respectively)	4,133,254	3,955,373
Pipeline and gas gathering assets	7,174	7,174
Other property and equipment	49,736	48,621
Accumulated depletion, depreciation, amortization and impairment	(1,693,791)	(1,413,543)
Net property and equipment	2,496,373	2,597,625
Other assets	46,032	44,349
Total assets	$2,840,355	$2,750,719
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$28,216	$20,008
Accounts payable-related party	682	217
Accrued capital expenditures	46,168	59,937
Other accrued liabilities	47,174	44,293
Revenues and royalties payable	12,641	16,966
Derivative instruments	6,824	—
Total current liabilities	141,705	141,421
Long-term debt	494,475	487,807
Derivative instruments	3,836	—
Asset retirement obligations	13,787	12,518
Total liabilities	653,803	641,746
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 71,705,916 issued and outstanding at June 30, 2016; 66,797,041 issued and outstanding at December 31, 2015	717	668
Additional paid-in capital	2,501,509	2,229,664
Accumulated deficit	(542,762)	(354,360)
Total Diamondback Energy, Inc. stockholders’ equity	1,959,464	1,875,972
Non-controlling interest	227,088	233,001
Total equity	2,186,552	2,108,973
Total liabilities and equity	$2,840,355	$2,750,719
See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Revenues:
Oil sales	$101,325	$107,627	$180,345	$200,543
Natural gas sales	4,109	4,410	8,131	8,758
Natural gas liquid sales	7,049	7,026	11,488	11,163
Total revenues	112,483	119,063	199,964	220,464
Costs and expenses:
Lease operating expenses	18,677	20,472	36,900	42,928
Production and ad valorem taxes	8,159	7,675	16,121	16,070
Gathering and transportation	2,432	1,625	5,221	2,655
Depreciation, depletion and amortization	39,871	57,096	81,940	116,773
Impairment of oil and natural gas properties	168,352	323,451	199,168	323,451
General and administrative expenses (including non-cash equity-based compensation, net of capitalized amounts, of $6,029 and $4,333 for the three months ended June 30, 2016 and 2015, respectively, and $14,378 and $9,257 for the six months ended June 30, 2016 and 2015, respectively)	9,524	7,684	22,503	15,920
Asset retirement obligation accretion expense	254	180	500	350
Total costs and expenses	247,269	418,183	362,353	518,147
Loss from operations	(134,786)	(299,120)	(162,389)	(297,683)
Other income (expense):
Interest income (expense)	(10,019)	(10,274)	(20,032)	(20,771)
Other income	177	433	740	948
Loss on derivative instruments, net	(12,125)	(19,123)	(10,699)	(769)
Total other expense, net	(21,967)	(28,964)	(29,991)	(20,592)
Loss before income taxes	(156,753)	(328,084)	(192,380)	(318,275)
Provision for (benefit from) income taxes	368	(116,732)	368	(113,362)
Net loss	(157,121)	(211,352)	(192,748)	(204,913)
Net income (loss) attributable to non-controlling interest	(1,631)	935	(4,346)	1,525
Net loss attributable to Diamondback Energy, Inc.	$(155,490)	$(212,287)	$(188,402)	$(206,438)
Earnings per common share:
Basic	$(2.17)	$(3.45)	$(2.64)	$(3.44)
Diluted	$(2.17)	$(3.45)	$(2.64)	$(3.44)
Weighted average common shares outstanding:
Basic	71,719	61,469	71,372	59,936
Diluted	71,719	61,469	71,372	59,936

See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Shares	Amount
	(In thousands)
Balance December 31, 2014	56,888	$569	$1,554,174	$196,268	$234,202	$1,985,213
Unit-based compensation	0	—	—	—	1,878	1,878
Stock-based compensation	0	—	10,970	—	—	10,970
Distribution to non-controlling interest	0	—	—	—	(4,074)	(4,074)
Common shares issued in public offering, net of offering costs	6,613	66	452,689	—	—	452,755
Exercise of stock options and vesting of restricted stock units	173	2	1,788	—	—	1,790
Net income (loss)	0	—	—	(206,438)	1,525	(204,913)
Balance June 30, 2015	63,674	$637	$2,019,621	$(10,170)	$233,531	$2,243,619

Balance December 31, 2015	66,797	$668	$2,229,664	$(354,360)	$233,001	$2,108,973
Unit-based compensation	0	—	—	—	1,930	1,930
Stock-based compensation	0	—	17,057	—	—	17,057
Distribution to non-controlling interest	0	—	—	—	(3,497)	(3,497)
Common shares issued in public offering, net of offering costs	4,600	46	254,293	—	—	254,339
Exercise of stock options and vesting of restricted stock units	309	3	495	—	—	498
Net loss	0	—	—	(188,402)	(4,346)	(192,748)
Balance June 30, 2016	71,706	$717	$2,501,509	$(542,762)	$227,088	$2,186,552

See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015

	(In thousands)
Cash flows from operating activities:
Net loss	$(192,748)	$(204,913)
Adjustments to reconcile net loss to net cash provided by operating activities:
Benefit from deferred income taxes	—	(131,191)
Impairment of oil and natural gas properties	199,168	323,451
Asset retirement obligation accretion expense	500	350
Depreciation, depletion, and amortization	81,940	116,773
Amortization of debt issuance costs	1,340	1,279
Change in fair value of derivative instruments	15,283	69,631
Income from equity investment	(18)	—
Equity-based compensation expense	14,378	9,257
Gain on sale of assets, net	(28)	—
Changes in operating assets and liabilities:
Accounts receivable	2,434	9,055
Accounts receivable-related party	(15)	—
Inventories	234	169
Prepaid expenses and other	574	395
Accounts payable and accrued liabilities	2,609	(987)
Accounts payable and accrued liabilities-related party	464	—
Accrued interest	(9)	(204)
Income tax payable	—	17,613
Revenues and royalties payable	(4,325)	(10,892)
Net cash provided by operating activities	121,781	199,786
Cash flows from investing activities:
Additions to oil and natural gas properties	(149,192)	(242,281)
Additions to oil and natural gas properties-related party	(469)	(7)
Acquisition of royalty interests	(11,319)	—
Acquisition of leasehold interests	(17,533)	(435,398)
Purchase of other property and equipment	(1,224)	(604)
Proceeds from sale of assets	161	—
Equity investments	(800)	(1,675)
Net cash used in investing activities	(180,376)	(679,965)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	17,000	363,501
Repayment under credit facility	(11,000)	(319,001)
Debt issuance costs	(66)	(317)
Public offering costs	(179)	(285)
Proceeds from public offerings	254,518	453,060
Exercise of stock options	498	1,790
Distribution to non-controlling interest	(3,497)	(4,074)
Net cash provided by financing activities	257,274	494,674
Net increase in cash and cash equivalents	198,679	14,495
Cash and cash equivalents at beginning of period	20,115	30,183
Cash and cash equivalents at end of period	$218,794	$44,678

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - Continued
(Unaudited)

	Six Months Ended June 30,
	2016	2015

	(In thousands)
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$18,823	$19,693
Supplemental disclosure of non-cash transactions:
Change in accrued capital expenditures	$(13,769)	$(104,651)
Capitalized stock-based compensation	$4,609	$3,591

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

The wholly-owned subsidiaries of Diamondback, as of June 30, 2016, include Diamondback E&P LLC, a Delaware limited liability company, Diamondback O&G LLC, a Delaware limited liability company, Viper Energy Partners GP LLC, a Delaware limited liability company, and White Fang Energy LLC, a Delaware limited liability company. The consolidated subsidiaries include the wholly-owned subsidiaries as well as Viper Energy Partners LP, a Delaware limited partnership (the “Partnership”), and the Partnership’s wholly-owned subsidiary Viper Energy Partners LLC, a Delaware limited liability company.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation.

The Partnership is consolidated in the financial statements of the Company. As of June 30, 2016, the Company owned approximately 88% of the common units of the Partnership and the Company’s wholly-owned subsidiary, Viper Energy Partners GP LLC, is the General Partner of the Partnership. See Note 15–Subsequent Events for a description of the Partnership’s August 2016 public offering of common units.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, “Interest–Imputation of Interest”. This update requires that debt issuance costs related to a recognized debt liability (except costs associated with revolving debt arrangements) be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount, to simplify the presentation of debt issuance costs. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015. The Company retrospectively adopted this new standard effective January 1, 2016. Adoption of this standard only affects the presentation of the Company’s consolidated balance sheets and did not have a material impact on its consolidated financial statements.

In January 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-01, “Financial Instruments–Overall”. This update applies to any entity that holds financial assets or owes financial liabilities. This update requires equity investments (except for those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This update will be effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. While this update will not have a direct impact on the Company, the Partnership will be required to mark its cost method investment to fair value with the adoption of this update.

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

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, "Compensation - Stock Compensation". This update applies to all entities that issue equity-based payment awards to their employees. Under this update, there were several areas that were simplified including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact that the adoption of this update will have on the Company's financial position, results of operations and liquidity.

In April 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-10, “Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing”. This update clarifies two principles of Accounting Standards Codification Topic 606: identifying performance obligations and the licensing implementation guidance. This standard has the same effective date as Accounting Standards Update 2016-08, the revenue recognition standard discussed above. The adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations and liquidity.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

In May 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients”. This update applies only to the following areas from Accounting Standards Codification Topic 606: assessing the collectability criterion and accounting for contracts that do not meet the criteria for step 1, presentation of sales taxes and other similar taxes collected from customers, noncash consideration, contract modification at transition, completed contracts at transition and technical correction. This standard has the same effective date as Accounting Standards Update 2016-08, the revenue recognition standard discussed above. The adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations and liquidity.

3.    VIPER ENERGY PARTNERS LP

The Partnership is a publicly traded Delaware limited partnership, the common units of which are listed on the NASDAQ Global Market under the symbol “VNOM”. The Partnership was formed by Diamondback on February 27, 2014, to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. Viper Energy Partners GP LLC, a fully-consolidated subsidiary of Diamondback, serves as the general partner of, and holds a non-economic general partner interest in, the Partnership. As of June 30, 2016, the Company owned approximately 88% of the common units of the Partnership.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

4.    PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	June 30,	December 31,
	2016	2015

	(in thousands)
Oil and natural gas properties:
Subject to depletion	$3,046,665	$2,848,557
Not subject to depletion-acquisition costs
Incurred in 2016	25,325	—
Incurred in 2015	426,318	433,769
Incurred in 2014	510,268	543,399
Incurred in 2013	63,539	68,351
Incurred in 2012	61,139	61,297
Total not subject to depletion	1,086,589	1,106,816
Gross oil and natural gas properties	4,133,254	3,955,373
Accumulated depletion	(592,518)	(512,144)
Accumulated impairment	(1,097,130)	(897,962)
Oil and natural gas properties, net	2,443,606	2,545,267
Pipeline and gas gathering assets	7,174	7,174
Other property and equipment	49,736	48,621
Accumulated depreciation	(4,143)	(3,437)
Property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$2,496,373	$2,597,625

The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain internal costs, are capitalized and amortized on a composite unit of production method based on proved oil, natural gas liquids and natural gas reserves. Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All internal costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized internal costs were approximately $4.1 million and $1.5 million for the three months ended June 30, 2016 and 2015, respectively, and $9.1 million and $3.6 million for the six months ended June 30, 2016 and 2015, respectively. Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The inclusion of the Company’s unevaluated costs into the amortization base is expected to be completed within three to five years. Sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, natural gas liquids and natural gas.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

As a result of the decline in prices, the Company recorded non-cash impairments for the six months ended June 30, 2016 and 2015 of $199.2 million and $323.5 million, respectively, which are included in accumulated depletion. The impairment charge affected the Company’s reported net income but did not reduce its cash flow. In addition to commodity prices, the Company’s production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine its actual ceiling test calculation and impairment analysis in future periods.

5.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligation liability for the following periods:

	Six Months Ended June 30,
	2016	2015

	(in thousands)
Asset retirement obligation, beginning of period	$12,711	$8,486
Additional liability incurred	250	215
Liabilities acquired	803	2,765
Liabilities settled	(369)	(4)
Accretion expense	500	350
Revisions in estimated liabilities	88	78
Asset retirement obligation, end of period	13,983	11,890
Less current portion	196	39
Asset retirement obligations - long-term	$13,787	$11,851

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

6.    EQUITY METHOD INVESTMENTS

In October 2014, the Company paid $0.6 million for a 25% interest in HMW Fluid Management LLC, which was formed to develop, own and operate an integrated water management system to gather, store, process, treat, distribute and dispose of water to exploration and production companies operating in Midland, Martin and Andrews Counties, Texas. The board of this entity may also authorize the entity to offer these services to other counties in the Permian Basin and to pursue other business opportunities. The Company has committed to invest an aggregate amount of $5.0 million in this entity, and several other third parties have committed to invest an aggregate of $15.0 million. During the six months ended June 30, 2016, the Company invested $0.8 million in this entity bringing its total investment to $4.1 million at June 30, 2016. The Company will retain a minority interest after all commitments are received. The entity was formed as a limited liability company and maintains a specific ownership account for each investor, similar to a partnership capital account structure. Therefore, the Company accounts for this investment under the equity method of accounting.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

7.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	June 30,	December 31,
	2016	2015

	(in thousands)
7.625 % Senior Notes due 2021	$450,000	$450,000
Unamortized debt issuance	(7,025)	(7,693)
Revolving credit facility	—	11,000
Partnership revolving credit facility	51,500	34,500
Total long-term debt	$494,475	$487,807

Senior Notes

On September 18, 2013, the Company completed an offering of $450.0 million in aggregate principal amount of 7.625% senior unsecured notes due 2021 (the “Senior Notes”). The Senior Notes bear interest at the rate of 7.625% per annum, payable semi-annually, in arrears on April 1 and October 1 of each year, commencing on April 1, 2014 and will mature on October 1, 2021. On June 23, 2014, in connection with the Viper Offering, the Company designated the Partnership, the General Partner and Viper Energy LLC as unrestricted subsidiaries and, upon such designation, Viper Energy LLC, which was a guarantor under the indenture governing of the Senior Notes, was released as a guarantor under the indenture. As of June 30, 2016, the Senior Notes are fully and unconditionally guaranteed by Diamondback O&G LLC, Diamondback E&P LLC and White Fang Energy LLC and will also be guaranteed by any future restricted subsidiaries of Diamondback. The net proceeds from the Senior Notes were used to fund the acquisition of mineral interests underlying approximately 14,804 gross (12,687 net) acres in Midland County, Texas in the Permian Basin.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The Company’s Credit Facility

On June 9, 2014, Diamondback O&G LLC, as borrower, entered into a first amendment and on November 13, 2014, Diamondback O&G LLC entered into a second amendment to the second amended and restated credit agreement, dated November 1, 2013 (the “credit agreement”). The first amendment modified certain provisions of the credit agreement to, among other things, allow one or more of the Company’s subsidiaries to be designated as “Unrestricted Subsidiaries” that are not subject to certain restrictions contained in the credit agreement. In connection with the Viper Offering, the Partnership, the General Partner and Viper Energy Partners LLC were designated as unrestricted subsidiaries under the credit agreement. As of June 30, 2016, the credit agreement was guaranteed by Diamondback, Diamondback E&P LLC and White Fang Energy LLC and will also be guaranteed by any future restricted subsidiaries of Diamondback. The credit agreement is also secured by substantially all of the assets of Diamondback O&G LLC, the Company and the other guarantors.

The second amendment increased the maximum amount of the credit facility to $2.0 billion, modified the dates and deadlines of the credit agreement relating to the scheduled borrowing base redeterminations based on the Company’s oil and natural gas reserves and other factors and added new provisions that allow the Company to elect a commitment amount that is less than its borrowing base as determined by the lenders. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, the Company may request up to three additional redeterminations of the borrowing base during any 12-month period. As of June 30, 2016, the borrowing base was set at $700.0 million, of which the Company had elected a commitment amount of $500.0 million, and the Company had no outstanding borrowings.

On June 21, 2016, the credit agreement was amended to add a provision requiring the borrower and the other loan parties to provide control agreements with respect to deposit accounts and securities accounts to secure obligations under the credit agreement.

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

The covenant prohibiting additional indebtedness allows for the issuance of unsecured debt of up to $750.0 million in the form of senior or senior subordinated notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be repaid. As of June 30, 2016, the Company had $450.0 million in aggregate principal amount of senior unsecured notes outstanding.

As of June 30, 2016 and December 31, 2015, the Company was in compliance with all financial covenants under its revolving credit facility, as then in effect. The lenders may accelerate all of the indebtedness under the Company’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.

The Partnership’s Credit Agreement

On July 8, 2014, the Partnership entered into a secured revolving credit agreement with Wells Fargo, as the administrative agent, sole book runner and lead arranger. The credit agreement, as amended, provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on the Partnership’s oil and natural gas reserves and other factors. The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. As of June 30, 2016, the borrowing base was set at $175.0 million and the Partnership had $51.5 million outstanding under its credit agreement. On June 21, 2016, the credit agreement was amended to add a provision requiring the borrower and the other loan parties to provide control agreements with respect to deposit accounts and securities accounts to secure obligations under the credit agreement.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

8.    CAPITAL STOCK AND EARNINGS PER SHARE

During the six months ended June 30, 2016 and 2015, Diamondback completed the following equity offerings:

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

	Three Months Ended June 30,
	2016			2015
	Income	Shares	Per Share	Income	Shares	Per Share
	(in thousands, except per share amounts)
Basic:
Net income (loss) attributable to common stock	$(155,490)	71,719	$(2.17)	$(212,287)	61,469	$(3.45)
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable	$—	0		—	0
Diluted:
Net income (loss) attributable to common stock	$(155,490)	71,719	$(2.17)	$(212,287)	61,469	$(3.45)

	Six Months Ended June 30,
	2016			2015
	Income	Shares	Per Share	Income	Shares	Per Share
Basic:
Net income (loss) attributable to common stock	(188,402)	71,372	(2.64)	(206,438)	59,936	(3.44)
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable	—	0		—	0
Diluted:
Net income (loss) attributable to common stock	(188,402)	71,372	(2.64)	(206,438)	59,936	(3.44)

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

For the three months and six months ended June 30, 2016, there were 25,591 shares and 174,279 shares, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods.

9.    EQUITY-BASED COMPENSATION

The following table presents the effects of the equity compensation plans and related costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
General and administrative expenses	$6,029	$4,333	$14,378	$9,257
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	1,845	1,452	4,609	3,591

Stock Options

The following table presents the Company’s stock option activity under the Company’s 2012 Equity Incentive Plan (“2012 Plan”) for the six months ended June 30, 2016.

		Weighted Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding at December 31, 2015	39,500	$21.66
Exercised	(23,750)	$20.96
Outstanding at June 30, 2016	15,750	$22.72	1.60	$1,311
Vested and Expected to vest at June 30, 2016	15,750	$22.72	1.60	$1,079
Exercisable at June 30, 2016	—	$—	0.00	$—

The aggregate intrinsic value of stock options that were exercised during the six months ended June 30, 2016 and 2015 was $1.3 million and $5.7 million, respectively. As of June 30, 2016, the unrecognized compensation cost related to unvested stock options was less than $0.1 million. Such cost is expected to be recognized over a weighted-average period of 0.6 years.

Restricted Stock Units

The following table presents the Company’s restricted stock units activity under the 2012 Plan during the six months ended June 30, 2016.

	Restricted Stock Awards & Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2015	159,759	$64.66
Granted	185,320	$63.44
Vested	(126,825)	$59.95
Forfeited	(1,814)	$70.90
Unvested at June 30, 2016	216,440	$66.33

The aggregate fair value of restricted stock units that vested during the six months ended June 30, 2016 and 2015 was $8.2 million and $5.3 million, respectively. As of June 30, 2016, the Company’s unrecognized compensation cost related to unvested restricted stock awards and units was $9.3 million. Such cost is expected to be recognized over a weighted-average period of 1.4 years.

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

	2016
	Two-Year Performance Period	Three-Year Performance Period
Grant-date fair value	$103.41	$102.35
Risk-free rate	0.86%	1.10%
Company volatility	41.91%	42.16%

The following table presents the Company’s performance restricted stock units activity under the 2012 Plan for the six months ended June 30, 2016.

	Performance Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2015	90,249	$137.14
Granted	261,488	$103.06
Unvested at June 30, 2016 (1)	351,737	$111.80

(1)	A maximum of 703,474 units could be awarded based upon the Company’s final TSR ranking.

As of June 30, 2016, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $24.7 million. Such cost is expected to be recognized over a weighted-average period of 1.7 years.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The following table presents the phantom unit activity under the Viper LTIP for the six months ended June 30, 2016.

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2015	25,348	$16.89
Vested	(17,118)	$17.57
Unvested at June 30, 2016	8,230	$15.48

The aggregate fair value of phantom units that vested during the six months ended June 30, 2016 was $0.3 million. As of June 30, 2016, the unrecognized compensation cost related to unvested phantom units was $0.1 million. Such cost is expected to be recognized over a weighted-average period of 1.0 year.

10.    RELATED PARTY TRANSACTIONS

Immediately upon the completion of the Company’s initial public offering on October 17, 2012, Wexford beneficially owned approximately 44% of the Company’s outstanding common stock. As of June 30, 2016, Wexford beneficially owned less than 1% of the Company’s outstanding common stock. A partner at Wexford serves as Chairman of the Board of Directors of each of the Company and the General Partner. Another partner at Wexford serves as a member of the Board of Directors of the General Partner.

The following table summarizes amounts included in the consolidated statements of operations attributable to related party transactions for the three months and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues:
Natural gas sales	$—	$—	$—	$2,640
Natural gas liquid sales	—	—	—	2,544
Total related party revenues	$—	$—	$—	$5,184
Costs and expenses:
Lease operating expenses	$1,324	$—	$1,590	$—
Production and ad valorem taxes	—	—	—	153
Gathering and transportation	—	—	—	969
General and administrative expenses	561	522	1,003	1,007
Total related party costs and expenses	$1,885	$522	$2,593	$2,129
Other Income:
Other income	$54	$42	$96	$79
Total other related party income	$54	$42	$96	$79

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The following table summarizes amounts paid to related parties during the three months and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Wexford:
Advisory services	$125	$125	$250	$250
Advisory services - The Partnership	—	125	—	250
Total amounts paid to Wexford	$125	$250	$250	$500
Wexford related entities:
Bison Drilling and Field Services LLC	$—	$—	$—	$8
Fasken	352	220	701	404
WT Commercial Portfolio, LLC	42	40	84	79
Total amounts paid to Wexford related entities	$394	$260	$785	$491
The Partnership
Lease Bonus	$196	$—	$304	$—
Total amounts paid to related parties	$715	$510	$1,339	$991

The following table summarizes amounts received from related parties during the three months and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Wexford related entities:
Bison Drilling and Field Services LLC	$54	$42	$96	$79
Coronado Midstream LLC(1)	$—	$—	$—	$4,062
Total amounts received from Wexford related entities	$54	$42	$96	$4,141

(1)	As of March 2015, Coronado Midstream LLC is no longer a related party.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Drilling Services

Bison Drilling and Field Services LLC (“Bison”) has performed drilling and field services for the Company under master drilling and field service agreements. Under the Company’s most recent master drilling agreement with Bison, effective as of January 1, 2013, Bison committed to accept orders from the Company for the use of at least two of its rigs. During the six months ended June 30, 2016, the Company did not utilize any Bison rigs.

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

The Partnership - Lease Bonus
During the three months and six months ended June 30, 2016, the Company paid the Partnership $0.2 million and $0.3 million, respectively, in lease bonus payments under four leases to extend the term of the leases, reflecting an average bonus of $1,519 per acre.
11.    INCOME TAXES

The Company incurred a tax net operating loss ("NOL") for the six months ended June 30, 2016 due principally to the ability to expense certain intangible drilling and development costs under current regulations. There is no tax refund available to the Company, nor is there any current income tax payable. In light of the impairment of oil and gas properties, management has recorded a $63.7 million valuation against the Company's federal NOLs, bringing the total valuation allowance to $124.8 million. The valuation reduces the Company’s deferred assets to a zero value, as management does not believe that it is more-likely-than-not that this portion of the Company's NOLs are realizable. Management believes that the balance of the Company's NOLs are realizable only to the extent of future taxable income primarily related to the excess of book carrying value of properties over their respective tax bases. No other sources of future taxable income are considered in this judgment.

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

As of June 30, 2016, the Company had open crude oil derivative positions with respect to future production as set forth in the table below. When aggregating multiple contracts, the weighted average contract price is disclosed.

Crude Oil—NYMEX West Texas Intermediate Fixed Price Swap
Production Period	Volume (Bbls)	Fixed Price Swap (per Bbl)
July 2016 - December 2016	552,000	$43.52
January 2017 - December 2017	1,095,000	$45.86

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

The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties and the resulting net amounts presented in the Company’s consolidated balance sheets as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
	(in thousands)
Gross amounts of recognized assets	$—	$4,623
Gross amounts of recognized liabilities	(10,660)	—
Net amounts of assets presented in the Consolidated Balance Sheet	$(10,660)	$4,623

The net amounts are classified as current or noncurrent based on their anticipated settlement dates. The net fair value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Current Assets: Derivative instruments	$—	$4,623
Total Assets	$—	$4,623
Current Liabilities: Derivative instruments	$6,824	$—
Noncurrent Liabilities: Derivative instruments	3,836	—
Total Liabilities	$10,660	$—

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

None of the Company’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following table summarizes the gains and losses on derivative instruments included in the combined consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Change in fair value of open non-hedge derivative instruments	$(11,592)	$(44,425)	$(15,283)	$(69,631)
Gain (loss) on settlement of non-hedge derivative instruments	(533)	25,302	4,584	68,862
Gain (loss) on derivative instruments	$(12,125)	$(19,123)	$(10,699)	$(769)

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
	(in thousands)
Fixed price swaps:
Quoted prices in active markets level 1	$—	$—
Significant other observable inputs level 2	(10,660)	4,623
Significant unobservable inputs level 3	—	—
Total	$(10,660)	$4,623

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets.

	June 30, 2016		December 31, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Debt:
Revolving credit facility	$—	$—	$11,000	$11,000
7.625% Senior Notes due 2021	450,000	474,750	450,000	450,000
Partnership revolving credit facility	51,500	51,500	34,500	34,500

The fair value of the revolving credit facility approximates its carrying value based on borrowing rates available to the Company for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Senior Notes was determined using the June 30, 2016 quoted market price, a Level 1 classification in the fair value hierarchy. The fair value of the Partnership’s revolving credit facility approximates its carrying value based on borrowing rates available to us for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy.

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

15.    SUBSEQUENT EVENTS

Acquisitions

On July 12, 2016, the Company entered into a definitive purchase agreement with an unrelated third party seller to acquire leasehold interests and related assets in the Southern Delaware Basin for an aggregate purchase price of $560.0 million, subject to certain adjustments. This transaction includes approximately 38,765 gross (19,180 net) acres primarily in Reeves and Ward counties, 19 gross producing vertical wells, 11 gross producing horizontal wells, saltwater disposal and gathering infrastructure and other related assets. The Company intends to finance this acquisition with the net proceeds of the July 2016 equity offering discussed below and cash on hand. The closing of this transaction is scheduled to occur in September 2016. However, the transaction remains subject to due diligence and other closing conditions. There can be no assurance that the Company will acquire all or any portion of the assets subject to the purchase agreement.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Recent Acquisitions by the Partnership

On July 22, 2016, the Partnership acquired from an unrelated third party mineral interests underlying an additional 7,487 gross (601 net royalty) acres in the Midland Basin, with approximately 300 BOE/d of estimated August 2016 net production, for $79.2 million, subject to certain post-closing adjustments.

In July 2016, the Partnership acquired from unrelated third party sellers mineral interests underlying an additional 9,281 gross (152 net royalty) acres in the Permian Basin for an aggregate of $11.7 million, subject to post-closing adjustments.

The purchase price for each of the above described recent acquisitions was primarily funded with borrowings under the Partnership’s revolving credit facility. As of July 22, 2016, the Partnership had $132.5 million in borrowings outstanding under the Partnership’s credit agreement, with a variable interest rate of 3.95%. The outstanding borrowings under the Partnership’s credit agreement were used to fund the acquisitions.

Pending Acquisition by the Partnership

On July 22, 2016, the Partnership entered into a purchase agreement with an unrelated third party to acquire mineral interests in 650 gross (142 net royalty) acres in the Delaware Basin, with approximately 200 BOE/d of estimated August 2016 net production, for approximately $31.4 million, subject to certain adjustments (the “Pending Acquisition”). The Partnership intends to use a portion of the net proceeds of its August 2016 public offering of common units to fund the purchase price of the Pending Acquisition. The Pending Acquisition is expected to close in August 2016; however, the transaction remains subject to completion of due diligence and satisfaction of other closing conditions, and there can be no assurance that it will be completed as planned or at all.

Equity Offering by the Company

On July 18, 2016, the Company completed an underwritten public offering of 6,325,000 shares of common stock, which included 825,000 shares of common stock issued pursuant to an option to purchase additional shares granted to the underwriters. The stock was sold to the underwriters at $87.24 per share and the Company received proceeds of approximately $551.8 million from the sale of these shares of common stock, net of estimated offering expenses and underwriting discounts and commissions.

Equity Offering by the Partnership

On August 1, 2016, the Partnership completed an underwritten public offering of 7,000,000 common units. In this offering, the Company purchased 2,000,000 common units from the underwriter at $15.60 per unit, which is the price per common unit paid by the underwriter to the Partnership. Following this public offering, the Company had an approximate 84% limited partner interest in Viper. The Partnership received proceeds from this offering of approximately $109.0 million, net of estimated offering expenses and underwriting discounts and commissions, which the Partnership intends to use to fund the purchase price for the pending acquisition described above under the heading “-Pending Acquisition by the Partnership” and repay outstanding borrowings under its revolving credit facility.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

independent entities. The Company has not presented separate financial and narrative information for each of the Guarantor Subsidiaries because it believes such financial and narrative information would not provide any additional information that would be material in evaluating the sufficiency of the Guarantor Subsidiaries.

Condensed Consolidated Balance Sheet
June 30, 2016
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$191,004	$21,646	$6,144	$—	$218,794
Restricted cash	—	—	500	—	500
Accounts receivable	—	65,357	7,951	—	73,308
Accounts receivable - related party	—	1,606	—	—	1,606
Intercompany receivable	2,323,166	235,597	—	(2,558,763)	—
Inventories	—	1,494	—	—	1,494
Other current assets	297	1,821	130	—	2,248
Total current assets	2,514,467	327,521	14,725	(2,558,763)	297,950
Property and equipment:
Oil and natural gas properties, at cost, based on the full cost method of accounting	—	3,567,442	566,366	(554)	4,133,254
Pipeline and gas gathering assets	—	7,174	—	—	7,174
Other property and equipment	—	49,736	—	—	49,736
Accumulated depletion, depreciation, amortization and impairment	—	(1,567,370)	(133,862)	7,441	(1,693,791)
Net property and equipment	—	2,056,982	432,504	6,887	2,496,373
Investment in subsidiaries	(103,220)	—	—	103,220	—
Other assets	102	10,582	35,348	—	46,032
Total assets	$2,411,349	$2,395,085	$482,577	$(2,448,656)	$2,840,355
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$—	$28,193	$23	$—	$28,216
Accounts payable-related party	2	678	2	—	682
Intercompany payable	—	2,558,763	—	(2,558,763)	—
Other current liabilities	8,908	102,509	1,390	—	112,807
Total current liabilities	8,910	2,690,143	1,415	(2,558,763)	141,705
Long-term debt	442,975	—	51,500	—	494,475
Derivative instruments	—	3,836	—	—	3,836
Asset retirement obligations	—	13,787	—	—	13,787
Total liabilities	451,885	2,707,766	52,915	(2,558,763)	653,803
Commitments and contingencies
Stockholders’ equity	1,959,464	(312,681)	429,662	(116,981)	1,959,464
Non-controlling interest	—	—	—	227,088	227,088
Total equity	1,959,464	(312,681)	429,662	110,107	2,186,552
Total liabilities and equity	$2,411,349	$2,395,085	$482,577	$(2,448,656)	$2,840,355

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Balance Sheet
December 31, 2015
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$148	$19,428	$539	$—	$20,115
Restricted cash	—	—	500	—	500
Accounts receivable	—	67,942	9,369	2	77,313
Accounts receivable - related party	—	1,591	—	—	1,591
Intercompany receivable	2,246,846	205,915	—	(2,452,761)	—
Inventories	—	1,728	—	—	1,728
Other current assets	450	6,572	476	—	7,498
Total current assets	2,247,444	303,176	10,884	(2,452,759)	108,745
Property and equipment:
Oil and natural gas properties, at cost, based on the full cost method of accounting	—	3,400,381	554,992	—	3,955,373
Pipeline and gas gathering assets	—	7,174	—	—	7,174
Other property and equipment	—	48,621	—	—	48,621
Accumulated depletion, depreciation, amortization and impairment	—	(1,347,296)	(71,659)	5,412	(1,413,543)
Net property and equipment	—	2,108,880	483,333	5,412	2,597,625
Investment in subsidiaries	79,417	—	—	(79,417)	—
Other assets	102	8,733	35,514	—	44,349
Total assets	$2,326,963	$2,420,789	$529,731	$(2,526,764)	$2,750,719
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$—	$20,007	$1	$—	$20,008
Accounts payable-related party	1	212	4	—	217
Intercompany payable	—	2,452,759	—	(2,452,759)	—
Other current liabilities	8,683	112,431	82	—	121,196
Total current liabilities	8,684	2,585,409	87	(2,452,759)	141,421
Long-term debt	442,307	11,000	34,500	—	487,807
Asset retirement obligations	—	12,518	—	—	12,518
Total liabilities	450,991	2,608,927	34,587	(2,452,759)	641,746
Commitments and contingencies
Stockholders’ equity	1,875,972	(188,138)	495,144	(307,006)	1,875,972
Non-controlling interest	—	—	—	233,001	233,001
Total equity	1,875,972	(188,138)	495,144	(74,005)	2,108,973
Total liabilities and equity	$2,326,963	$2,420,789	$529,731	$(2,526,764)	$2,750,719

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Three Months Ended June 30, 2016
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$85,812	$—	$15,513	$101,325
Natural gas sales	—	3,571	—	538	4,109
Natural gas liquid sales	—	6,264	—	785	7,049
Royalty income	—	—	16,836	(16,836)	—
Lease bonus income	—	—	196	(196)	—
Total revenues	—	95,647	17,032	(196)	112,483
Costs and expenses:
Lease operating expenses	—	18,677	—	—	18,677
Production and ad valorem taxes	—	6,756	1,403	—	8,159
Gathering and transportation	—	2,341	91	—	2,432
Depreciation, depletion and amortization	—	34,107	6,584	(820)	39,871
Impairment of oil and natural gas properties	—	146,894	21,458	—	168,352
General and administrative expenses	6,067	2,250	1,207	—	9,524
Asset retirement obligation accretion expense	—	254	—	—	254
Total costs and expenses	6,067	211,279	30,743	(820)	247,269
Loss from operations	(6,067)	(115,632)	(13,711)	624	(134,786)
Other income (expense)
Interest expense	(8,844)	(719)	(456)	—	(10,019)
Other income	63	217	147	(250)	177
Loss on derivative instruments, net	—	(12,125)	—	—	(12,125)
Total other expense, net	(8,781)	(12,627)	(309)	(250)	(21,967)
Income (loss) before income taxes	(14,848)	(128,259)	(14,020)	374	(156,753)
Benefit from income taxes	368	—	—	—	368
Net loss	(15,216)	(128,259)	(14,020)	374	(157,121)
Net loss attributable to non-controlling interest	—	—	—	(1,631)	(1,631)
Net loss attributable to Diamondback Energy, Inc.	$(15,216)	$(128,259)	$(14,020)	$2,005	$(155,490)

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Three Months Ended June 30, 2015
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$89,318	$—	$18,309	$107,627
Natural gas sales	—	3,896	—	514	4,410
Natural gas liquid sales	—	6,230	—	796	7,026
Royalty income	—	—	19,619	(19,619)	—
Total revenues	—	99,444	19,619	—	119,063
Costs and expenses:
Lease operating expenses	—	20,472	—	—	20,472
Production and ad valorem taxes	—	6,258	1,417	—	7,675
Gathering and transportation	—	1,625	—	—	1,625
Depreciation, depletion and amortization	—	47,961	8,949	186	57,096
Impairment of oil and natural gas properties	—	323,451	—	—	323,451
General and administrative expenses	4,235	2,142	1,307	—	7,684
Asset retirement obligation accretion expense	—	180	—	—	180
Total costs and expenses	4,235	402,089	11,673	186	418,183
Income (loss) from operations	(4,235)	(302,645)	7,946	(186)	(299,120)
Other income (expense)
Interest expense	(8,911)	(1,156)	(207)	—	(10,274)
Other income	1	126	306	—	433
Loss on derivative instruments, net	—	(19,123)	—	—	(19,123)
Total other income (expense), net	(8,910)	(20,153)	99	—	(28,964)
Income (loss) before income taxes	(13,145)	(322,798)	8,045	(186)	(328,084)
Benefit from income taxes	(116,732)	—	—	—	(116,732)
Net income (loss)	103,587	(322,798)	8,045	(186)	(211,352)
Net income attributable to non-controlling interest	—	—	—	935	935
Net income (loss) attributable to Diamondback Energy, Inc.	$103,587	$(322,798)	$8,045	$(1,121)	$(212,287)

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2016
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$151,907	$—	$28,438	$180,345
Natural gas sales	—	6,980	—	1,151	8,131
Natural gas liquid sales	—	10,155	—	1,333	11,488
Royalty income	—	—	30,922	(30,922)	—
Lease bonus income	—	—	304	(304)	—
Total revenues	—	169,042	31,226	(304)	199,964
Costs and expenses:
Lease operating expenses	—	36,900	—	—	36,900
Production and ad valorem taxes	—	13,416	2,705	—	16,121
Gathering and transportation	—	5,042	177	2	5,221
Depreciation, depletion and amortization	—	69,235	14,734	(2,029)	81,940
Impairment of oil and natural gas properties	—	151,699	47,469	—	199,168
General and administrative expenses	14,374	5,173	2,956	—	22,503
Asset retirement obligation accretion expense	—	500	—	—	500
Total costs and expenses	14,374	281,965	68,041	(2,027)	362,353
Loss from operations	(14,374)	(112,923)	(36,815)	1,723	(162,389)
Other income (expense)
Interest expense	(17,702)	(1,444)	(886)	—	(20,032)
Other income	120	524	346	(250)	740
Loss on derivative instruments, net	—	(10,699)	—	—	(10,699)
Total other expense, net	(17,582)	(11,619)	(540)	(250)	(29,991)
Income (loss) before income taxes	(31,956)	(124,542)	(37,355)	1,473	(192,380)
Benefit from income taxes	368	—	—	—	368
Net loss	(32,324)	(124,542)	(37,355)	1,473	(192,748)
Net loss attributable to non-controlling interest	—	—	—	(4,346)	(4,346)
Net loss attributable to Diamondback Energy, Inc.	$(32,324)	$(124,542)	$(37,355)	$5,819	$(188,402)

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2015
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$166,702	$—	$33,841	$200,543
Natural gas sales	—	7,675	—	1,083	8,758
Natural gas liquid sales	—	9,923	—	1,240	11,163
Royalty income	—	—	36,164	(36,164)	—
Total revenues	—	184,300	36,164	—	220,464
Costs and expenses:
Lease operating expenses	—	42,928	—	—	42,928
Production and ad valorem taxes	—	13,325	2,745	—	16,070
Gathering and transportation	—	2,655	—	—	2,655
Depreciation, depletion and amortization	—	98,268	17,850	655	116,773
Impairment expense	—	323,451	—	—	323,451
General and administrative expenses	8,753	4,308	2,859	—	15,920
Asset retirement obligation accretion expense	—	350	—	—	350
Total costs and expenses	8,753	485,285	23,454	655	518,147
Income (loss) from operations	(8,753)	(300,985)	12,710	(655)	(297,683)
Other income (expense)
Interest expense	(17,821)	(2,575)	(375)	—	(20,771)
Other income	1	155	792	—	948
Loss on derivative instruments, net	—	(769)	—	—	(769)
Total other income (expense), net	(17,820)	(3,189)	417	—	(20,592)
Income (loss) before income taxes	(26,573)	(304,174)	13,127	(655)	(318,275)
Benefit from income taxes	(113,362)	—	—	—	(113,362)
Net income (loss)	86,789	(304,174)	13,127	(655)	(204,913)
Net income attributable to non-controlling interest	—	—	—	1,525	1,525
Net income (loss) attributable to Diamondback Energy, Inc.	$86,789	$(304,174)	$13,127	$(2,180)	$(206,438)

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2016
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(18,829)	$110,609	$30,001	$—	$121,781
Cash flows from investing activities:
Additions to oil and natural gas properties	—	(149,661)	—	—	(149,661)
Acquisition of leasehold interests	—	(17,533)	—	—	(17,533)
Acquisition of royalty interests	—	—	(11,319)	—	(11,319)
Purchase of other property and equipment	—	(1,224)	—	—	(1,224)
Proceeds from sale of assets	—	161	—	—	161
Equity investments	—	(800)	—	—	(800)
Intercompany transfers	(60,712)	60,712	—	—	—
Net cash used in investing activities	(60,712)	(108,345)	(11,319)	—	(180,376)
Cash flows from financing activities:
Proceeds from borrowing on credit facility	—	—	17,000	—	17,000
Repayment on credit facility	—	(11,000)	—	—	(11,000)
Debt issuance costs	—	(46)	(20)	—	(66)
Public offering costs	(179)	—	—	—	(179)
Proceeds from public offerings	254,518	—	—	—	254,518
Distribution from subsidiary	26,560	—	—	(26,560)	—
Exercise of stock options	498	—	—	—	498
Distribution to non-controlling interest	—	—	(30,057)	26,560	(3,497)
Intercompany transfers	(11,000)	11,000	—	—	—
Net cash provided by (used in) financing activities	270,397	(46)	(13,077)	—	257,274
Net increase in cash and cash equivalents	190,856	2,218	5,605	—	198,679
Cash and cash equivalents at beginning of period	148	19,428	539	—	20,115
Cash and cash equivalents at end of period	$191,004	$21,646	$6,144	$—	$218,794

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2015
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(19,006)	$188,619	$30,173	$—	$199,786
Cash flows from investing activities:
Additions to oil and natural gas properties	—	(242,365)	77	—	(242,288)
Acquisition of leasehold interests	—	(435,398)	—	—	(435,398)
Purchase of other property and equipment	—	(604)	—	—	(604)
Equity investments	—	(1,675)	—	—	(1,675)
Intercompany transfers	(147,214)	147,214	—	—	—
Net cash provided by (used in) investing activities	(147,214)	(532,828)	77	—	(679,965)
Cash flows from financing activities:
Proceeds from borrowing on credit facility	—	363,501	—	—	363,501
Repayment on credit facility	—	(319,001)	—	—	(319,001)
Proceeds from public offerings	453,060	—	—	—	453,060
Distribution from subsidiary	30,997	—	—	(30,997)	—
Distribution to non-controlling interest	—	—	(35,071)	30,997	(4,074)
Intercompany transfers	(319,001)	319,001	—	—	—
Other financing activities	1,497	(8)	(301)	—	1,188
Net cash provided by (used in) financing activities	166,553	363,493	(35,372)	—	494,674
Net increase (decrease) in cash and cash equivalents	333	19,284	(5,122)	—	14,495
Cash and cash equivalents at beginning of period	6	15,067	15,110	—	30,183
Cash and cash equivalents at end of period	$339	$34,351	$9,988	$—	$44,678

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

Overview

We are an independent oil and natural gas company focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. Our activities are primarily directed at the Clearfork, Spraberry, Wolfcamp, Cline, Strawn and Atoka formations which we refer to as the Wolfberry play. We intend to grow our reserves and production through development drilling, exploitation and exploration activities on our multi-year inventory of identified potential drilling locations and through acquisitions that meet our strategic and financial objectives, targeting oil-weighted reserves. Substantially all of our revenues are generated through the sale of oil, natural gas liquids and natural gas production. Our production was approximately 72% oil, 15% natural gas liquids and 13% natural gas for the three months ended June 30, 2016, and was approximately 74% oil, 15% natural gas liquids and 11% natural gas for the three months ended June 30, 2015. Our production was approximately 74% oil, 14% natural gas liquids and 12% natural gas for the six months ended June 30, 2016, and was approximately 76% oil, 14% natural gas liquids and 10% natural gas for the six months ended June 30, 2015. On June 30, 2016, our net acreage position in the Permian Basin was approximately 85,662 net acres.

The challenging commodity price environment that we experienced in 2015 has continued in 2016, with the posted price of WTI reaching a 12-year low of $26.19 per barrel on February 11, 2016. Commodity prices improved during the second quarter 2016, but continue to be volatile. We believe we remain well-positioned in this environment. During 2015, we again demonstrated our operational focus on achieving best-in-class execution, low-cost operations and a conservative balance sheet as we continued to reduce drilling days, well costs and operating expenses while maintaining what we believe to be a peer leading leverage ratio. We have continued our operational focus in 2016 and have further decreased drilling times, well costs and operating expenses. Our leading-edge Midland Basin costs to drill, complete and equip wells are currently below $6.0 million for a 10,000 foot lateral well and below $5.0 million for a 7,500 foot lateral well. During the second quarter of 2016, we drilled a 10,000 foot lateral well in Andrews county and a 10,500 foot lateral well in Glasscock county in less than nine days each from spud to total depth, or TD, and a 10,800 foot lateral well in Spanish Trail in less than 11 days from spud to TD. With recent improvement in oil prices, we are currently operating four horizontal rigs and two completion crews. We will continue monitoring commodity prices and overall market conditions and can adjust our rig cadence up or down in response to changes in commodity prices and overall market conditions. We continue to evaluate adding a fifth rig before the end of 2016 if commodity prices strengthen.

2016 Highlights

Recent Equity Offerings

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

On July 18, 2016, we completed an underwritten public offering of 6,325,000 shares of common stock, which included 825,000 shares of common stock issued pursuant to an option to purchase additional shares granted to the underwriters. The stock was sold to the underwriters at $87.24 per share and we received proceeds of approximately $551.8 million from the sale of these shares of common stock, net of estimated offering expenses and underwriting discounts and commissions.

On August 1, 2016, Viper completed an underwritten public offering of 7,000,000 common units. In this offering, we purchased 2,000,000 common units from the underwriter at $15.60 per unit, which is the price per common unit paid by the underwriter to Viper. Following this public offering, we had an approximate 84% limited partner interest in Viper. Viper received proceeds from this offering of approximately $109.0 million, net of estimated offering expenses and underwriting discounts and commissions, which Viper intends to use to fund the purchase price for its pending acquisition described below under the heading “-Pending Acquisition by Viper” and repay outstanding borrowings under Viper’s revolving credit facility.

Our Pending Acquisition

On July 12, 2016, we entered into a definitive purchase agreement with an unrelated third party seller to acquire leasehold interests and related assets in the Southern Delaware Basin for an aggregate purchase price of $560.0 million, subject to certain adjustments. This transaction includes approximately 38,765 gross (19,180 net) acres primarily in Reeves and Ward counties, 19 gross producing vertical wells, 11 gross producing horizontal wells, saltwater disposal and gathering infrastructure and other related assets. We estimate that there are 290 net potential horizontal drilling locations across four zones with an average lateral length of approximately 9,500 feet on this acreage. We intend to finance this acquisition with the net proceeds of the July 2016 equity offering discussed below and cash on hand. The closing of this transaction is scheduled to occur in September 2016 and we expect to start developing this acreage late this year. However, the transaction remains subject to due diligence and other closing conditions. There can be no assurance that we will acquire all or any portion of the assets subject to the purchase agreement.

Recent Acquisitions by Viper

On July 22, 2016, Viper acquired from an unrelated third party mineral interests underlying an additional 7,487 gross (601 net royalty) acres in the Midland Basin, with approximately 300 BOE/d of estimated August 2016 net production, for $79.2 million, subject to certain post-closing adjustments. Estimated net proved reserves, based on internal estimates as of July 1, 2016, were approximately 1.0 MMBOE. Viper’s internal estimate of net proved reserves is based on its analysis of production data provided by the seller, as well as geologic and other data, and has not been reviewed by its independent petroleum engineers. Viper believes this acreage is prospective in the Wolfcamp A, Wolfcamp B, Lower Spraberry and Middle Spraberry horizons.

In addition, since the end of the first quarter of 2016, Viper acquired from unrelated third party sellers mineral interests underlying an additional 13,182 gross (325 net royalty) acres in the Permian Basin for an aggregate of $20.8 million, subject to post-closing adjustments. As a result, as of July 22, 2016, Viper’s assets included mineral interests underlying 69,225 gross (5,215 net royalty) acres primarily in the Permian Basin.

The purchase price for each of the above described recent acquisitions was primarily funded with borrowings under Viper’s revolving credit facility.

Pending Acquisition by Viper

On July 22, 2016, Viper entered into a purchase agreement with an unrelated third party to acquire mineral interests in 650 gross (142 net royalty) acres in the Delaware Basin, with approximately 200 BOE/d of estimated August 2016 net production, for approximately $31.4 million, subject to certain adjustments (which transaction is referred to as the Pending Acquisition). Estimated net proved reserves, based on internal estimates as of August 1, 2016, were approximately 0.6 MMBOE. Viper’s internal estimate of net proved reserves is based on our analysis of production data provided by the seller, as well as geologic and other data, and has not been reviewed by its independent petroleum engineers. Viper believes this acreage is prospective in the Wolfcamp, Bone Springs, Avalon Shale and Brushy Canyon horizons. Viper intends to use a portion of the net proceeds of its August 2016 public offering of common units to fund the purchase price of the Pending Acquisition. The Pending Acquisition is expected to close in August 2016; however, the transaction remains subject to completion of due diligence and satisfaction of other closing conditions, and there can be no assurance that it will be completed as planned or at all. Assuming the Pending Acquisition is completed in its entirety, Viper’s assets would include mineral interests underlying 69,875 gross (5,357 net royalty) acres.

Operational Update

We drilled 15 gross horizontal wells and completed 11 operated horizontal wells in the second quarter of 2016. Operated completions consisted of seven Lower Spraberry wells, three Wolfcamp A wells and one Wolfcamp B well. Our operated completions included our first three-well pad in Howard County targeting the Lower Spraberry, Wolfcamp A and Wolfcamp B horizons with an average lateral of 7,273 feet. The Phillips-Hodnett Unit 1WA and Phillips-Hodnett 1WB wells achieved peak 30-day 2-stream initial production, or IP, rates of 1,374 BOE/d (89% oil) and 1,225 BOE/d (83% oil), respectively, while the Lower Spraberry well is still cleaning up and has not yet reached peak production. We expect to complete by the end of 2016 an additional three-well pad targeting the Lower Spraberry, Wolfcamp A and Wolfcamp B horizons and are conducting a micro-seismic and tracer survey to continue to enhance completion optimization.

We also recently completed three wells in Northwest Martin County and two wells in Glasscock County that are currently flowing back.
We added a fourth horizontal rig in early July 2016 and continue to evaluate adding a fifth rig if commodity prices strengthen. During the second quarter of 2016, we added a second completion crew to work through our current inventory of approximately 20 drilled but uncompleted wells. We expect to see the production response from the increased activity beginning in the second half of 2016 with a majority of the drilled but uncompleted wells completed by the end of 2016.

During the three months ended June 30, 2016, our average daily production was approximately 36,841 BOE/d, consisting of 26,589 Bbls/d of oil, 28,203 Mcf/d of natural gas and 5,552 Bbls/d of natural gas liquids, an increase of 6,869 BOE/d, or 22.9%, from average daily production of 29,972 BOE/d for the three months ended June 30, 2015, consisting of 22,109 Bbls/d of oil, 19,814 Mcf/d of natural gas and 4,560 Bbls/d of natural gas liquids.

During the six months ended June 30, 2016, our average daily production was approximately 37,575 BOE/d, consisting of 27,770 Bbls/d of oil, 26,831 Mcf/d of natural gas and 5,333 Bbls/d of natural gas liquids, an increase of 7,273 BOE/d, or 24.0%, from average daily production of 30,302 BOE/d for the six months ended June 30, 2015, consisting of 22,894 Bbls/d of oil, 18,795 Mcf/d of natural gas and 4,276 Bbls/d of natural gas liquids.

Sources of Our Revenue

Our revenues are derived from the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from our natural gas during processing. Our oil and natural gas revenues do not include the effects of derivatives. For the three months ended June 30, 2016, our revenues were derived 90% from oil sales, 6% from natural gas liquids sales and 4% from natural gas sales and for the three months ended June 30, 2015, our revenues were derived 90% from oil sales, 6% from natural gas liquids sales and 4% from natural gas sales. For the six months ended June 30, 2016, our revenues were derived 90% from oil sales, 6% from natural gas liquids sales and 4% from natural gas sales and for the six months ended June 30, 2015, our revenues were derived 91% from oil sales, 5% from natural gas liquids sales and 4% from natural gas sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold, production mix or commodity prices.

Since our production consists primarily of oil, our revenues are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas liquids or natural gas prices. Oil, natural gas liquids and natural gas prices have historically been volatile. During 2015, West Texas Intermediate posted prices ranged from $34.55 to $61.36 per Bbl and the Henry Hub spot market price of natural gas ranged from $1.63 to $3.32 per MMBtu. On June 30, 2016, the West Texas Intermediate posted price for crude oil was $48.27 per Bbl and the Henry Hub spot market price of natural gas was $2.94 per MMBtu. Lower commodity prices may not only decrease our revenues, but also potentially the amount of oil and natural gas that we can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be redetermined at the discretion of our lenders.

As a result of the decline in prices during the six months ended June 30, 2016, the Company recorded a non-cash impairment of its oil and gas properties of $199.2 million.

Although commodity prices continued to improve during the second quarter of 2016, they remain volatile. If prices remain at or below the current low levels, subject to numerous factors and inherent limitations, we may incur an additional non-cash full cost impairment in the third quarter of 2016, which will have an adverse effect on our results of operations.

Results of Operations

The following table sets forth selected historical operating data for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except Bbl, Mcf and BOE amounts)
Revenues
Oil, natural gas liquids and natural gas	$112,483	$119,063	$199,964	$220,464
Operating Expenses
Lease operating expense	18,677	20,472	36,900	42,928
Production and ad valorem taxes	8,159	7,675	16,121	16,070
Gathering and transportation expense	2,432	1,625	5,221	2,655
Depreciation, depletion and amortization	39,871	57,096	81,940	116,773
Impairment of oil and natural gas properties	168,352	323,451	199,168	323,451
General and administrative	9,524	7,684	22,503	15,920
Asset retirement obligation accretion expense	254	180	500	350
Total expenses	247,269	418,183	362,353	518,147
Loss from operations	(134,786)	(299,120)	(162,389)	(297,683)
Net interest expense	(10,019)	(10,274)	(20,032)	(20,771)
Other income	177	433	740	948
Loss on derivative instruments, net	(12,125)	(19,123)	(10,699)	(769)
Total other expense, net	(21,967)	(28,964)	(29,991)	(20,592)
Loss before income taxes	(156,753)	(328,084)	(192,380)	(318,275)
Income tax provision (benefit)	368	(116,732)	368	(113,362)
Net loss	(157,121)	(211,352)	(192,748)	(204,913)
Net income (loss) attributable to non-controlling interest	(1,631)	935	(4,346)	1,525
Net loss attributable to Diamondback Energy, Inc.	$(155,490)	$(212,287)	$(188,402)	$(206,438)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except Bbl, Mcf and BOE amounts)
Production Data:
Oil (Bbls)	2,419,589	2,011,930	5,054,100	4,143,759
Natural gas (Mcf)	2,566,510	1,803,080	4,883,159	3,401,890
Natural gas liquids (Bbls)	505,235	414,982	970,626	773,906
Combined volumes (BOE)	3,352,576	2,727,425	6,838,586	5,484,647
Daily combined volumes (BOE/d)	36,841	29,972	37,575	30,302

Average Prices:
Oil (per Bbl)	$41.88	$53.49	$35.68	$48.40
Natural gas (per Mcf)	1.60	2.45	1.67	2.57
Natural gas liquids (per Bbl)	13.95	16.93	11.84	14.42
Combined (per BOE)	33.55	43.65	29.24	40.20
Oil, hedged($ per Bbl)(1)	41.66	66.07	36.59	65.01
Average price, hedged($ per BOE)(1)	33.39	52.93	29.91	52.75

Average Costs per BOE:
Lease operating expense	$5.57	$7.51	$5.40	$7.83
Production and ad valorem taxes	2.43	2.81	2.36	2.93
Gathering and transportation expense	0.73	0.60	0.76	0.48
General and administrative - cash component	1.04	1.24	1.19	1.21
Total operating expense - cash	9.77	12.16	9.71	12.45

General and administrative - non-cash component	1.80	1.58	2.10	1.69
Depreciation, depletion, and amortization	11.89	20.93	11.98	21.29
Interest expense	2.99	3.77	2.93	3.79
Total expenses	16.68	26.28	17.01	26.77

Average realized oil price ($/Bbl)	$41.88	$53.49	$35.68	$48.40
Average NYMEX ($/Bbl)	45.59	57.94	39.52	53.29
Differential to NYMEX	(3.71)	(4.45)	(3.84)	(4.89)
Average realized oil price to NYMEX percentage	92%	92%	90%	91%

Average realized natural gas price ($/Mcf)	$1.60	$2.45	$1.67	$2.57
Average NYMEX ($/Mcf)	2.15	2.75	2.07	2.82
Differential to NYMEX	(0.55)	(0.30)	(0.40)	(0.25)
Average realized natural gas price to NYMEX percentage	74%	89%	81%	91%

Average realized natural gas liquids price ($/Bbl)	$13.95	$16.93	$11.84	$14.42
Average NYMEX oil price ($/Bbl)	45.59	57.94	39.52	53.29
Average realized natural gas liquids price to NYMEX oil price percentage	31%	29%	30%	27%

(1)
Hedged prices reflect the effect of our commodity derivative transactions on our average sales prices. Our calculation of such effects include realized gains and losses on cash settlements for commodity derivatives, which we do not designate for hedge accounting.

Comparison of the Three Months Ended June 30, 2016 and 2015

Oil, Natural Gas Liquids and Natural Gas Revenues. Our oil, natural gas liquids and natural gas revenues decreased by approximately $6.6 million, or 6%, to $112.5 million for the three months ended June 30, 2016 from $119.1 million for the three months ended June 30, 2015. Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 6,869 BOE/d to 36,841 BOE/d during the three months ended June 30, 2016 from 29,972 BOE/d during the three months ended June 30, 2015. The total decrease in revenue of approximately $6.6 million is largely attributable to lower average sales prices partially offset by higher oil, natural gas liquids and natural gas production volumes for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increases in production volumes were due to a combination of increased drilling activity and growth through acquisitions. Our production increased by 407,659 Bbls of oil, 90,253 Bbls of natural gas liquids and 763,430 Mcf of natural gas for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

The net dollar effect of the decreases in prices of approximately $31.8 million (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas liquids and natural gas) and the net dollar effect of the increase in production of approximately $25.2 million (calculated as the increase in period-to-period volumes for oil, natural gas liquids and natural gas multiplied by the period average prices) are shown below.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$(11.61)	2,419,589	$(28,094)
Natural gas liquids	(2.98)	505,235	(1,506)
Natural gas	(0.85)	2,566,510	(2,182)
Total revenues due to change in price			$(31,782)

	Change in production volumes(1)	Prior period Average Prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	407,659	$53.49	$21,804
Natural gas liquids	90,253	16.93	1,528
Natural gas	763,430	2.45	1,870
Total revenues due to change in production volumes			25,202
Total change in revenues			$(6,580)

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas.

Lease Operating Expense. Lease operating expense was $18.7 million ($5.57 per BOE) for the three months ended June 30, 2016, a decrease of $1.8 million, or 9%, from $20.5 million ($7.51 per BOE) for the three months ended June 30, 2015. The decrease is due to a reduction in service costs resulting from decreased commodity prices.

Production and Ad Valorem Tax Expense. Production and ad valorem taxes were $8.2 million for the three months ended June 30, 2016, an increase of $0.5 million, or 6%, from $7.7 million for the three months ended June 30, 2015. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, among other factors, whereas production taxes are based upon current year commodity prices. During the three months ended June 30, 2016, our production taxes per BOE decreased by $0.38 as compared to the three months ended June 30, 2015, primarily reflecting the impact of lower oil and natural gas prices on production taxes in 2016, offset by an increase in ad valorem taxes primarily as a result of increased production.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased $17.2 million, or 30%, to $39.9 million for the three months ended June 30, 2016 from $57.1 million for the three months ended June 30, 2015.

The following table provides the components of our depreciation, depletion and amortization expense for the periods presented:

	Three Months Ended June 30,
	2016	2015

	(in thousands, except BOE amounts)
Depletion of proved oil and natural gas properties	$39,472	$56,677
Depreciation of other property and equipment	399	419
Depreciation, depletion and amortization expense	$39,871	$57,096
Oil and natural gas properties depreciation, depletion and amortization per BOE	$11.77	$20.78
Total depreciation, depletion and amortization per BOE	$11.89	$20.93

The decreases in depletion of proved oil and natural gas properties of $17.2 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 resulted primarily from the impairment of oil and gas properties recorded in the second quarter of 2016.

Impairment of Oil and Gas Properties. During the three months ended June 30, 2016 and 2015, we recorded an impairment of oil and gas properties of $168.4 million and $323.5 million, respectively, as a result of the significant decline in commodity prices, which resulted in a reduction of the discounted present value of our proved oil and natural gas reserves.

General and Administrative Expense. General and administrative expense increased $1.8 million from $7.7 million for the three months ended June 30, 2015 to $9.5 million for the three months ended June 30, 2016. The increase was primarily due to an increase in non-cash equity compensation of $2.0 million and an increase in salaries and benefits of $0.5 million.

Net Interest Expense. Net interest expense for the three months ended June 30, 2016 was $10.0 million as compared to $10.3 million for the three months ended June 30, 2015, a decrease of $0.3 million. This decrease was due primarily to the lower average level of outstanding borrowings under our credit facility during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Derivatives. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.” For the three months ended June 30, 2016, we had a cash loss on settlement of derivative instruments of $0.5 million as compared to a cash gain on settlement of derivative instruments of $25.3 million for the three months ended June 30, 2015. For the three months ended June 30, 2016 and 2015, we had a negative change in the fair value of open derivative instruments of $11.6 million and $44.4 million, respectively.

Income Tax Expense (Benefit). We had $0.4 million income tax expense for the three months ended June 30, 2016 as compared to income tax benefit of $116.7 million for the three months ended June 30, 2015. Our effective tax rate was 35.6% for the three months ended June 30, 2015. During the three months ended June 30, 2016, we recorded a valuation allowance as management does not believe that it is more-likely-than-not that its net operating losses are realizable.

Comparison of the Six Months Ended June 30, 2016 and 2015

Oil, Natural Gas Liquids and Natural Gas Revenues. Our oil, natural gas liquids and natural gas revenues decreased by approximately $20.5 million, or 9%, to $200.0 million for the six months ended June 30, 2016 from $220.5 million for the six months ended June 30, 2015. Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 7,273 BOE/d to 37,575 BOE/d during the six months ended June 30, 2016 from 30,302 BOE/d during the six months ended June 30, 2015. The total decrease in revenue of approximately $20.5 million is largely attributable to lower average sales prices partially offset by higher oil, natural gas liquids and natural gas production volumes for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increases in production volumes were due to a combination of increased drilling activity and growth through acquisitions. Our production decreased by 910,341 Bbls of oil, 196,720 Bbls of natural gas liquids and 1,481,269 Mcf of natural gas for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

The net dollar effect of the decreases in prices of approximately $71.2 million (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas liquids and natural gas) and the net dollar effect of the increase in production of approximately $50.7 million (calculated as the increase in period-to-period volumes for oil, natural gas liquids and natural gas multiplied by the period average prices) are shown below.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$(12.72)	5,054,100	$(64,297)
Natural gas liquids	(2.58)	970,626	(2,504)
Natural gas	(0.90)	4,883,159	(4,395)
Total revenues due to change in price			$(71,196)

	Change in production volumes(1)	Prior period Average Prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	910,341	$48.40	$44,052
Natural gas liquids	196,720	14.42	2,837
Natural gas	1,481,269	2.57	3,807
Total revenues due to change in production volumes			50,696
Total change in revenues			$(20,500)

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas.

Lease Operating Expense. Lease operating expense was $36.9 million ($5.40 per BOE) for the six months ended June 30, 2016, a decrease of $6.0 million, or 14%, from $42.9 million ($7.83 per BOE) for the six months ended June 30, 2015. The decrease is due to a reduction in service costs resulting from decreased commodity prices.

Production and Ad Valorem Tax Expense. Production and ad valorem taxes were $16.1 million for both the six months ended June 30, 2016 and 2015. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, among other factors, whereas production taxes are based upon current year commodity prices. During the six months ended June 30, 2016, our production taxes per BOE decreased by $0.57 as compared to the six months ended June 30, 2015, primarily reflecting the impact of lower oil and natural gas prices on production taxes in 2016, offset by an increase in ad valorem taxes primarily as a result of increased production.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased $34.8 million, or 30%, to $81.9 million for the six months ended June 30, 2016 from $116.8 million for the six months ended June 30, 2015.

The following table provides the components of our depreciation, depletion and amortization expense for the periods presented:

	Six Months Ended June 30,
	2016	2015

	(in thousands, except BOE amounts)
Depletion of proved oil and natural gas properties	$81,135	$115,932
Depreciation of other property and equipment	805	841
Depreciation, depletion and amortization expense	$81,940	$116,773
Oil and natural gas properties depreciation, depletion and amortization per BOE	$11.86	$21.14
Total depreciation, depletion and amortization per BOE	$11.98	$21.29

The decreases in depletion of proved oil and natural gas properties of $34.8 million for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 resulted primarily from the impairment of oil and gas properties recorded in the first and second quarters of 2016.

Impairment of Oil and Gas Properties. During the six months ended June 30, 2016 and 2015, we recorded an impairment of oil and gas properties of $199.2 million and $323.5 million, respectively, as a result of the significant decline in commodity prices, which resulted in a reduction of the discounted present value of our proved oil and natural gas reserves.

General and Administrative Expense. General and administrative expense increased $6.6 million from $15.9 million for the six months ended June 30, 2015 to $22.5 million for the six months ended June 30, 2016. The increase was primarily due to an increase in non-cash equity compensation of $6.0 million and an increase in salaries and benefits of $1.3 million.

Net Interest Expense. Net interest expense for the six months ended June 30, 2016 was $20.0 million as compared to $20.8 million for the six months ended June 30, 2015, a decrease of $0.8 million. This decrease was due primarily to the lower average level of outstanding borrowings under our credit facility during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Derivatives. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.” For the six months ended June 30, 2016 and 2015, we had a cash gain on settlement of derivative instruments of $4.6 million and $68.9 million, respectively. For the six months ended June 30, 2016 and 2015, we had a negative change in the fair value of open derivative instruments of $15.3 million and $69.6 million, respectively.

Income Tax Expense (Benefit). We had $0.4 million income tax expense for the six months ended June 30, 2016 as compared to income tax benefit of $113.4 million for the six months ended June 30, 2015. Our effective tax rate was 35.6% for the six months ended June 30, 2015. During the six months ended June 30, 2016, we recorded a valuation allowance as management does not believe that it is more-likely-than-not that its net operating losses are realizable.

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

Liquidity and Cash Flow

Our cash flows for the six months ended June 30, 2016 and 2015 are presented below:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$121,781	$199,786
Net cash used in investing activities	(180,376)	(679,965)
Net cash provided by financing activities	257,274	494,674
Net change in cash	$198,679	$14,495

Operating Activities

Net cash provided by operating activities was $121.8 million for the six months ended June 30, 2016 as compared to $199.8 million for the six months ended June 30, 2015. The decrease in operating cash flows is primarily the result of the decrease in our oil and natural gas revenues due to a 23% decrease in our net realized sales prices.

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

Investing Activities

The purchase and development of oil and natural gas properties accounted for the majority of our cash outlays for investing activities. Net cash used in investing activities was $180.4 million and $680.0 million during the six months ended June 30, 2016 and 2015, respectively.

During the six months ended June 30, 2016, we spent (a) $149.7 million on capital expenditures in conjunction with our development program, in which we drilled 31 gross (25 net) horizontal wells, completed 19 gross (17 net) horizontal wells and participated in the drilling of eight gross (two net) non-operated wells in the Permian Basin, (b) $17.5 million on leasehold acquisitions, (c) $11.3 million on royalty interest acquisitions and (d) $1.2 million for the purchase of other property and equipment.

During the six months ended June 30, 2015, we spent $242.3 million on capital expenditures in conjunction with our drilling program and related infrastructure projects, in which we drilled 26 gross (22 net) horizontal wells and two gross (one net) vertical wells and participated in the drilling of six non-operated wells in the Permian Basin. We spent an additional $435.4 million on leasehold costs and $0.6 million for the purchase of other property and equipment.

Our investing activities for the six months ended June 30, 2016 and 2015 are summarized in the following table:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Drilling, completion and infrastructure	$(149,661)	$(242,288)
Acquisition of leasehold interests	(17,533)	(435,398)
Acquisition of royalty interests	(11,319)	—
Purchase of other property and equipment	(1,224)	(604)
Proceeds from sale of property and equipment	161	—
Equity investments	(800)	(1,675)
Net cash used in investing activities	$(180,376)	$(679,965)

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 and 2015 was $257.3 million and $494.7 million, respectively. During the six months ended June 30, 2016, the amount provided by financing activities was primarily attributable to proceeds from our January 2016 equity offering of $254.5 million partially offset by repayments of net borrowings of $6.0 million under our credit facility. The 2015 amount provided by financing activities was primarily attributable to the proceeds from our January and May 2015 equity offerings of $453.1 million partially offset by repayments of net borrowings of $44.5 million under our credit facility

Second Amended and Restated Credit Facility

Our second amended and restated credit agreement, dated November 1, 2013, as amended on June 9, 2014, November 13, 2014 and June 21, 2016, with a syndicate of banks, including Wells Fargo, as administrative agent, sole book runner and lead arranger, provides for a revolving credit facility in the maximum amount of $2.0 billion, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on our oil and natural gas reserves and other factors. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, we may request up to three additional redeterminations of the borrowing base during any 12-month period. As of June 30, 2016, the borrowing base was set at $700.0 million, although we had elected a commitment amount of $500.0 million. As of June 30, 2016, we had no outstanding borrowings and $500.0 million available for future borrowings under this facility. As of June 30, 2016, the loan was guaranteed by us, Diamondback E&P LLC and White Fang Energy LLC and will also be guaranteed by any of our future restricted subsidiaries. The credit agreement is also secured by substantially all of our assets and the assets of Diamondback O&G LLC and the guarantors. In connection with our spring 2016 redetermination, our borrowing base was reduced to $700.0 million due to a decline in pricing. Notwithstanding such adjustment, we have elected to continue to limit the lenders’ aggregate commitment to $500.0 million.

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

The covenant prohibiting additional indebtedness allows for the issuance of unsecured debt of up to $750.0 million in the form of senior or senior subordinated notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be repaid. As of June 30, 2016, we had $450.0 million in aggregate principal amount of senior notes outstanding.

As of June 30, 2016, we were in compliance with all financial covenants under our revolving credit facility. The lenders may accelerate all of the indebtedness under our revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control.

With certain specified exceptions, the terms and provisions of our revolving credit facility generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

Viper’s Facility-Wells Fargo Bank

On July 8, 2014, Viper entered into a secured revolving credit agreement with Wells Fargo Bank, as the administrative agent, sole book runner and lead arranger. The credit agreement, which was amended August 15, 2014 to add additional lenders to the lending group, provides for a revolving credit facility in the maximum amount of $500.0 million, subject to scheduled semi-annual and other elective collateral borrowing base redeterminations based on Viper’s oil and natural gas reserves and other factors. The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, Viper may request up to three additional redeterminations of the borrowing base during any 12-month period. The credit agreement was further amended on May 22, 2015 to, among other things, increase the borrowing base from $110.0 million to $175.0 million and to provide for certain restrictions on purchasing margin stock. On November 13, 2015, the borrowing base was increased from $175.0 million to $200.0 million. In connection with the Partnership’s spring 2016 redetermination, the Partnership’s borrowing base was reduced to $175.0 million due to a decline in pricing. As of June 30, 2016, the Partnership had $51.5 million outstanding under its credit agreement with a weighted average interest rate of 2.20%. As of July 22, 2016, Viper had $132.5 million in borrowings outstanding under its credit agreement, with a variable interest rate of 3.95%. The outstanding borrowings under the credit agreement were used to fund acquisitions. On August 5, 2016, Viper used a portion of the net proceeds from its August 2016 public offering of common units to repay $78.0 million of the borrowings outstanding under its credit agreement.

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

Capital Requirements and Sources of Liquidity

Our board of directors initially approved a 2016 capital budget for drilling and infrastructure of $250.0 million to $375.0 million, representing a decrease of 9% over our 2015 capital budget. In July 2016, we increased our expected

2016 capital budget for drilling, completion and infrastructure to a range of $350.0 million to $425.0 million due to improvements in commodity prices. We estimate that, of these expenditures, approximately:

•
$305.0 million to $360.0 million will be spent on drilling and completing 60 to 75 gross (50 to 63 net) operated horizontal wells focused in the Permian Basin, an increase of 30% from the midpoint of the prior range of the 30 to 70 gross operated horizontal wells;

•	$30.0 million to $40.0 million will be spent on infrastructure; and

•	$15.0 million to $25.0 million will be spent on non-operated activity and other expenditures.

During the six months ended June 30, 2016, our aggregate capital expenditures for our development program were $149.7 million. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted. During the six months ended June 30, 2016, we spent approximately $17.5 million on acquisitions of leasehold interests.

The amount and timing of these capital expenditures are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. With recent improvement in oil prices, we are currently operating four horizontal rigs and two completion crews. We will continue monitoring commodity prices and overall market conditions and can adjust our rig cadence up or down in response to changes in commodity prices and overall market conditions. If commodity prices continue to strengthen, we may add a fifth rig in the fourth quarter of 2016.

Based upon current oil and natural gas price and production expectations for 2016, we believe that our cash flow from operations, cash on hand and borrowings under our revolving credit facility will be sufficient to fund our operations through year-end 2016. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. Further, our 2016 capital expenditure budget does not allocate any funds for leasehold interest and property acquisitions.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2016. Please read Note 14 included in Notes to the Combined Consolidated Financial Statements set forth in Part I, Item 1 of this report, for a discussion of our commitments and contingencies, some of which are not recognized in the balance sheets under GAAP.

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

We use price swap derivatives to reduce price volatility associated with certain of our oil sales. With respect to these fixed price swap contracts, the counterparty is required to make a payment to us if the settlement price for any settlement period is less than the swap price, and we are required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. Our derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on NYMEX West Texas Intermediate pricing.

At June 30, 2016, we had a net liability derivative position of $10.7 million related to our price swap derivatives, as compared to a net asset derivative position of $4.6 million as of December 31, 2015 related to our price swap derivatives. Utilizing actual derivative contractual volumes under our fixed price swaps as of June 30, 2016, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position to $19.2 million, an increase of $8.5 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability derivative position to $2.2 million, a decrease of $8.5 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from joint interest receivables (approximately $31.6 million at June 30, 2016) and receivables from the sale of our oil and natural gas production (approximately $43.3 million at June 30, 2016).

We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the six months ended June 30, 2016, three purchasers accounted for more than 10% of our revenue: Shell Trading (US) Company (52%); Enterprise Crude Oil LLC (13%); and Koch Supply & Trading LP (11%). For the six months ended June 30, 2015, two purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (60%); and Enterprise Crude Oil LLC (14%). No other customer accounted for more than 10% of our revenue during these periods.

Joint operations receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells. At June 30, 2016, we had two customers that represented approximately 78% of our total joint operations receivables. At December 31, 2015, we had five customers that represented approximately 73% of our total joint operations receivables.

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

As of June 30, 2016, we had no borrowings outstanding under our revolving credit facility. Our weighted average interest rate on borrowings under our revolving credit facility was 1.92% on January 19, 2016, the last day on which borrowings were outstanding under such facility. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $0.1 million based on the $11.0 million outstanding in the aggregate under our revolving credit facility as of such date.

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

As of June 30, 2016, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2016, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

10.1
Third Amendment, dated as of June 21, 2016, to the Second Amended and Restated Credit Agreement, dated as of November 1, 2013, by and among Diamondback Energy, Inc., as parent guarantor, Diamondback O&G LLC, as borrower, certain other subsidiaries of Diamondback Energy, Inc., as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-35700, filed by the Company with the SEC on June 27, 2016).

10.2
Third Amendment, dated as of June 21, 2016, to the Credit Agreement, dated as of July 8, 2014, by and among Viper Energy Partners LP, as borrower, Viper Energy Partners LLC, as guarantor, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Partnership’s Current Report on Form 8-K (File No. 001-36505) filed June 27, 2016).

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

DIAMONDBACK ENERGY, INC.

Date:	August 9, 2016	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2016	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer
(Principal Financial and Accounting Officer)