Form 10-K
period 2016-12-31
Diamondback Energy, Inc.
filed 2017-02-15
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2016 was approximately $4,475,534,237.
As of February 13, 2017, 90,143,934 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Diamondback Energy, Inc.’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K

DIAMONDBACK ENERGY, INC
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

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

Field	An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.
Finding and development costs	Capital costs incurred in the acquisition, exploitation and exploration of proved oil and natural gas reserves divided by proved reserve additions and revisions to proved reserves.
Fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock typically by injecting a fluid under pressure through a wellbore and into the targeted formation.
Gross acres or gross wells	The total acres or wells, as the case may be, in which a working interest is owned.
Horizontal drilling	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle with a specified interval.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbls	Thousand barrels of crude oil or other liquid hydrocarbons.
MBOE	One thousand barrels of crude oil equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
Mcf	Thousand cubic feet of natural gas.
Mcf/d	Thousand cubic feet of natural gas per day.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	Million British Thermal Units.
MMcf	Million cubic feet of natural gas.

Net acres or net wells	The sum of the fractional working interest owned in gross acres.
Net revenue interest	An owner’s interest in the revenues of a well after deducting proceeds allocated to royalty and overriding interests.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
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

WTI	West Texas Intermediate.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms that are used in this report.

2012 Plan	The Company’s 2012 Equity Incentive Plan.
Bison	Bison Drilling and Field Services, LLC.
Company	Diamondback Energy, Inc., a Delaware corporation, together with its subsidiaries.
EPA	U.S. Environmental Protection Agency.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FERC	Federal Energy Regulatory Commission.
GAAP	Accounting principles generally accepted in the United States.
General Partner	Viper Energy Partners GP LLC, a Delaware limited liability company and the General Partner of the Partnership.
2021 Indenture	The indenture relating to the 2021 Senior Notes, dated as of September 18, 2013, among the Company, the subsidiary guarantors party thereto and Wells Fargo, as the trustee, as supplemented.
2024 Indenture	The indenture relating to the 2024 Senior Notes, dated as of October 28, 2016, among the Company, the subsidiary guarantors party thereto and Wells Fargo, as the trustee, as supplemented.
2025 Indenture	The indenture relating to the 2025 Senior Notes, dated as of December 20, 2016, among the Company, the subsidiary guarantors party thereto and Wells Fargo, as the trustee, as supplemented.
Muskie	Muskie Proppant LLC.
NYMEX	New York Mercantile Exchange.
OSHA	Federal Occupational Safety and Health Act.
Partnership	Viper Energy Partners LP, a Delaware limited partnership.
Partnership agreement	The first amended and restated agreement of limited partnership, dated as of June 23, 2014, entered into by the General Partner and Diamondback in connection with the closing of the Viper Offering.
Ryder Scott	Ryder Scott Company, L.P.
SEC	Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
2021 Senior Notes	The Company’s 7.625% senior unsecured notes due 2021 in the aggregate principal amount of $450 million.
2024 Senior Notes	The Company’s 4.750% senior unsecured notes due 2024 in the aggregate principal amount of $500 million.
2025 Senior Notes	The Company’s 5.375% senior unsecured notes due 2025 in the aggregate principal amount of $500 million.
Senior Notes	The 2024 Senior Notes and the 2025 Senior Notes.
Viper	Viper Energy Partners L.P.
Viper LTIP	Viper Energy Partners L.P. Long Term Incentive Plan.
Viper Offering	The Partnerships’ initial public offering.
Wells Fargo	Wells Fargo Bank, National Association.

v

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this Annual Report on Form 10–K, including under Part I, Item 1A. “Risk Factors” in this report, could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements.

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

We began operations in December 2007 with our acquisition of 4,174 net acres in the Permian Basin. At December 31, 2016, our total net acreage position in the Permian Basin was approximately 105,894 net acres. In addition, we, through our subsidiary Viper Energy Partners LP, or Viper, own mineral interests underlying approximately 107,568 gross (6,404 net royalty) acres primarily in Midland County, Texas in the Permian Basin. Approximately 41% of these net acres are operated by us. We own Viper Energy Partners GP LLC, the general partner of Viper, which we refer to as the general partner, and we own approximately 74% of the limited partner interest in Viper.

Our activities are primarily focused on horizontal development of the Spraberry and Wolfcamp formations of the Midland Basin and the Wolfcamp and Bone Spring formations of the Delaware Basin, both of which are part of the larger Permian Basin in West Texas and New Mexico. The Permian Basin is characterized by high oil and liquids rich natural gas, multiple vertical and horizontal target horizons, extensive production history, long-lived reserves and high drilling success rates.

As of December 31, 2016, our estimated proved oil and natural gas reserves were 205,457 MBOE (which includes estimated reserves of 31,435 MBOE attributable to the mineral interests owned by Viper), based on reserve reports prepared by Ryder Scott Company, L.P., or Ryder Scott, our independent reserve engineers. Of these reserves, approximately 57.9% are classified as proved developed producing. Proved undeveloped, or PUD, reserves included in this estimate are from 120 gross (102 net) horizontal well locations in which we have a working interest, and 14 horizontal wells in which we own only a mineral interest through our subsidiary, Viper. As of December 31, 2016, our estimated proved reserves were approximately 68% oil, 18% natural gas liquids and 14% natural gas.

Based on our evaluation of applicable geologic and engineering data, we currently have approximately 2,722 gross (1,802 net) identified economic potential horizontal drilling locations in multiple horizons on our acreage at an assumed price of approximately $50.00 per Bbl WTI. We intend to continue to develop our reserves and increase production through development drilling and exploitation and exploration activities on this multi-year project inventory of identified potential drilling locations and through additional acquisitions that meet our strategic and financial objectives, targeting oil-weighted reserves.

The challenging commodity price environment that we experienced in 2015 continued in 2016, with the posted price of WTI reaching a 12-year low of $26.19 per barrel on February 11, 2016. Commodity prices improved during 2016, but continued to be volatile. Nevertheless, we believe we remain well-positioned in this environment. During 2016, we again demonstrated our operational focus on achieving best-in-class execution, low-cost operations and a conservative balance sheet as we continued to reduce drilling days, well costs and operating expenses while maintaining what we believe to be a peer leading leverage ratio. We intend to continue our operational focus in 2017, emphasizing full cycle economics and financial discipline. We are operating six rigs now and currently intend to operate between six and ten rigs in 2017 depending on market conditions. We will continue monitoring the ongoing commodity price environment and expect to retain the financial flexibility to adjust our drilling and completion plans in response to market conditions. We are prepared to decelerate our drilling program if commodity prices deteriorate and continue to accelerate our drilling program should commodity prices remain constant or further improve. We have the option to release up to three of our current six rigs in 2017 should commodity prices deteriorate. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Our Pending Acquisition

On December 13, 2016, we entered into a definitive purchase and sale agreement with Brigham Resources Operating, LLC and Brigham Resources Midstream, LLC, or together, Brigham, to acquire certain assets of Brigham, for aggregate consideration consisting of $1.62 billion in cash and the issuance of 7.69 million shares of our common stock to Brigham, subject to certain adjustments. We refer to this transaction as the Pending Acquisition. The assets, located in Pecos and Reeves counties in Texas include over 93,761 gross (76,319 net) acres, approximately 9,500 BOE/d (77% oil) of average net production for November 2016, based on production, completion and flowback data provided by Brigham that has not been verified by us, from 48 gross producing horizontal wells and 16 gross producing vertical wells. The assets are also estimated to include six drilled but uncompleted wells as of January 1, 2017. Based on our internal estimates and the data provided by Brigham, we believe the assets include approximately 1,149 net royalty acres. Additionally, based on publicly available data with respect to recent horizontal wells on and surrounding the properties, we believe the assets are prospective for four primary targets: Wolfcamp A, Wolfcamp B, the 3rd Bone Spring and the 2nd Bone Spring. We believe that development potential within the footprint of the Pending Acquisition includes 1,213 net identified economic potential horizontal locations, based on 880-foot spacing (six wells per section) in the Wolfcamp A and Wolfcamp B and 1,320-foot inter-lateral spacing (four wells per section) in the 3rd Bone Spring and 2nd Bone Spring. Additional development and downspacing potential may exist throughout the Wolfcamp and Bone Spring intervals. We believe that the identified potential horizontal locations are conducive to more capital efficient longer laterals with an average of approximately 8,500 feet. Assuming all of the acreage in the Pending Acquisition is acquired, our total leasehold interest as of December 31, 2016 would have been approximately 182,000 net acres. The foregoing data and estimates are based primarily on information provided to us by Brigham. We have not yet verified these results and estimates and cannot assure you that actual results will not differ. See Item 1A “Risk Factors-Risks Related to the Pending Acquisition” for a discussion of these risks.

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

•
Focus on increasing hydrocarbon recovery through horizontal drilling and increased well density. We have targeted various intervals in the Midland Basin through horizontal drilling and believe that there are opportunities to target additional intervals throughout the stratigraphic column. Our initial horizontal focus had been on the Wolfcamp B interval, but our recent focus has included the Lower Spraberry, Middle Spraberry and Wolfcamp A intervals. Our first two horizontal wells were completed in 2012 and had lateral lengths of less than 4,000 feet. As of December 31, 2016, we had drilled 261 horizontal wells as operator and had participated in 44 additional horizontal wells as a non-operator, including two in which we own only a minor wellbore interest. We also acquired interest in 23 horizontal wells on properties we purchased. Of these 328 total horizontal wells, 277 had been completed and were on production. Of the 277 horizontal wells on production, 130 are in the Wolfcamp B interval, 31 are in the Wolfcamp A interval, 101 are in the Lower Spraberry interval, seven are in the Middle Spraberry interval, three are in the Cline interval, three are in the Clearfork interval and two are in the Devonian interval. These wells have lateral lengths ranging from approximately 2,312 feet to 12,903 feet. In 2017, we expect that our average lateral length will be about 8,000 feet, although the actual length will vary depending on the layout of our acreage and other factors. As technology continues to improve, we expect that our average lateral length will increase, resulting in higher per well recoveries and lower development costs per BOE. During the year ended December 31, 2016, we were able to drill our horizontal wells with approximately 7,500 foot lateral lengths to total depth, or TD, in an average of 12.3 days and we drilled an approximately 10,000 foot lateral well in 14.3 days. Further advances in drilling and completion technology may result in economic development of zones that are not currently viable.

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

•
Enhance returns through our low cost development strategy of resource conversion, capital allocation and continued improvements in operational and cost efficiencies. Our acreage position in the Wolfberry play is generally in contiguous blocks which allows us to develop this acreage efficiently with a “manufacturing” strategy that takes advantage of economies of scale and uses centralized production and fluid handling facilities. We are the operator of approximately 98% of our acreage. This operational control allows us to manage more efficiently the pace of development activities and the gathering and marketing of our production and control operating costs and technical applications, including horizontal development. Our average 79% working interest in our acreage allows us to realize the majority of the benefits of these activities and cost efficiencies.

•
Pursue strategic acquisitions with substantial resource potential. We have a proven history of acquiring leasehold positions in the Permian Basin that have substantial oil-weighted resource potential. Our executive team, with its extensive experience in the Permian Basin, has what we believe is a competitive advantage in identifying acquisition targets and a proven ability to evaluate resource potential. We regularly review acquisition opportunities and intend to pursue acquisitions that meet our strategic and financial targets. During the year ended December 31, 2016, we acquired approximately 27,182 gross (19,943 net) leasehold acres primarily in Reeves, Ward and Pecos counties in the Southern Delaware Basin. We have also entered into a definitive purchase and sale agreement with Brigham for a transaction that we expect to complete by the end of February 2017. See “–Our Pending Acquisition” above.

•
Maintain financial flexibility. We seek to maintain a conservative financial position. In connection with our fall 2016 redetermination, the agent lender under our revolving credit agreement recommended a borrowing base of $1.0 billion. We elected a commitment amount of $500.0 million, of which $500.0 million was available for borrowing as of December 31, 2016. As of December 31, 2016, Viper had $120.5 million in outstanding borrowings, and $154.5 million available for borrowing, under its revolving credit facility. In January 2017, Viper repaid its outstanding borrowings in full with a portion of the net proceeds from its public offering of common units.

Our Strengths

We believe that the following strengths will help us achieve our business goals:

•
Oil rich resource base in one of North America’s leading resource plays. All of our leasehold acreage is located in one of the most prolific oil plays in North America, the Permian Basin in West Texas. The majority of our current properties are well positioned in the core of the Permian Basin. Our production for the year ended December 31, 2016 was approximately 73% oil, 16% natural gas liquids and 11% natural gas. As of December 31, 2016, our estimated net proved reserves were comprised of approximately 68% oil, 18% natural gas liquids and 14% natural gas.

•
Multi-year drilling inventory in one of North America’s leading oil resource plays. We have identified a multi-year inventory of potential drilling locations for our oil-weighted reserves that we believe provides attractive growth and return opportunities. At an assumed price of approximately $50.00 per Bbl WTI, we currently have approximately 2,722 gross (1,802 net) identified economic potential horizontal drilling locations on our acreage based on our evaluation of applicable geologic and engineering data. These gross identified economic potential horizontal locations have an average lateral length of approximately 8,600 feet, with the actual length depending on lease geometry and other considerations. These locations exist across most of our acreage blocks and in multiple horizons. Of these 2,722 locations, 2,223 are in the Midland Basin and 499 are in the Delaware Basin. The Delaware Basin locations do not include locations attributable to the Pending Acquisition. In the Midland Basin, 1,018 are in the Lower Spraberry or Wolfcamp B horizons where we have drilled a large number of wells, 805 are in the Wolfcamp A or Middle Spraberry horizons where we have drilled a limited number of wells and 355 are in the Clearfork or Cline horizons where we have drilled very few wells. Our current location count for the Lower Spraberry horizon is based on 500 foot spacing in the Spanish Trail property in Midland County and 660 foot spacing in other areas of Midland, Martin, northeast Andrews, Howard and Glasscock counties, and 880 foot spacing in all other counties. For the Wolfcamp B horizon, the horizontal location count is based on 660 foot spacing between wells in Midland, Martin, northeast Andrews, Howard, and Glasscock counties, and 880 foot spacing in all other counties. In the Wolfcamp A horizon, the horizontal location count in based on 660 foot spacing in Howard and Glasscock counties, 880 foot spacing in Reeves, Ward and Pecos counties, 880 foot spacing in Midland and southwest Martin counties and 1,320 foot spacing in other counties. The horizontal location count for the Middle Spraberry is based on 880 foot spacing in Midland, Martin and northeast Andrews counties and 1,320 foot spacing in other counties. In the Cline and Clearfork horizons, the horizontal location count is based on 1,320 foot spacing except for the Clearfork in central Andrews County which is based on 660 foot spacing. In the Delaware Basin, 303 locations are in the Wolfcamp A or Wolfcamp B horizons, and 196 locations are in the 2nd Bone Spring or 3rd Bone Spring horizon. The horizontal location counts are based on 880 foot spacing in the Wolfcamp A and Wolfcamp B horizons, and 1,320 foot spacing in the Bone Spring horizons. The ultimate inter-

well spacing may vary from these distances due to different factors, which would result in a higher or lower location count. The two-stream gross estimated ultimate recoveries, or EURs, from our future PUD horizontal wells, as estimated by Ryder Scott as of December 31, 2016, range from 494 MBOE per well, consisting of 366 MBbls of oil and 769 MMcf of natural gas, to 1,273 MBOE per well, consisting of 995 MBbls of oil and 1,667 MMcf of natural gas, for wells ranging in lateral length from approximately 7,500 feet to approximately 10,000 feet, in intervals including the Clearfork, Middle Spraberry, Lower Spraberry, Wolfcamp A, and Wolfcamp B. Ryder Scott has estimated gross EURs of 620 MBOE for our Wolfcamp B wells in Midland County and 998 MBOE for our Lower Spraberry wells in Midland County, which constitute 47% of our remaining PUD horizontal wells, in each case based on 7,500 foot lateral lengths. In addition, we have approximately 871 square miles of proprietary 3-D seismic data covering our acreage. This data facilitates the evaluation of our existing drilling inventory and provides insight into future development activity, including additional horizontal drilling opportunities and strategic leasehold acquisitions.

•
Experienced, incentivized and proven management team. Our executive team has an average of over 25 years of industry experience per person, most of which is focused on resource play development. This team has a proven track record of executing on multi-rig development drilling programs and extensive experience in the Permian Basin. In addition, our executive team has significant experience with both drilling and completing horizontal wells in addition to horizontal well reservoir and geologic expertise, which is of strategic importance as we expand our horizontal drilling activity. Prior to joining us, our Chief Executive Officer held management positions at Apache Corporation, Laredo Petroleum Holdings, Inc. and Burlington Resources.

•
Favorable operating environment. We have focused our drilling and development operations in the Permian Basin, one of the longest operating hydrocarbon basins in the United States, with a long and well-established production history and developed infrastructure. We believe that the geological and regulatory environment of the Permian Basin is more stable and predictable, and that we are faced with less operational risks in the Permian Basin as compared to emerging hydrocarbon basins.

•
High degree of operational control. We are the operator of approximately 98% of our Permian Basin acreage. This operating control allows us to better execute on our strategies of enhancing returns through operational and cost efficiencies and increasing ultimate hydrocarbon recovery by seeking to continually improve our drilling techniques, completion methodologies and reservoir evaluation processes. Additionally, as the operator of substantially all of our acreage, we retain the ability to increase or decrease our capital expenditure program based on commodity price outlooks. This operating control also enables us to obtain data needed for efficient exploration of horizontal prospects.

Our Properties

Location and Land

Our total net acreage position in the Permian Basin was approximately 105,894 net acres at December 31, 2016. We are the operator of approximately 98% of this Permian Basin acreage. In addition, we, through our subsidiary Viper, own mineral interests underlying approximately 107,568 gross (6,404 net royalty) acres primarily in Midland County, Texas in the Permian Basin. Approximately 41% of these net acres are operated by us. Since our initial acquisition in the Permian Basin through December 31, 2016, we drilled or participated in the drilling of 585 gross (474 net) wells on our leasehold acreage in this area, primarily targeting the Wolfberry play. The Permian Basin area covers a significant portion of western Texas and eastern New Mexico and is considered one of the major producing basins in the United States.

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

During the late 1990s, Atlantic Richfield Company, or Arco, began a drilling program targeting the base of the Spraberry formation at 10,000 feet, with an additional 200 to 300 feet drilled to produce from the upper portion of the Wolfcamp formation. Henry Petroleum, a private firm, owned interests in the Pegasus field in Midland and Upton counties. While drilling in the same area as the Arco project, Henry Petroleum decided to drill completely through the Wolfcamp section. Henry Petroleum mapped the trend and began acquiring acreage and drilling wells using multiple slick-water fracturing treatments across the entire Wolfcamp interval. In 2005, former members of Henry Petroleum’s Wolfcamp team formed their own private company, ExL Petroleum, and began replicating Henry Petroleum’s program. After ExL had drilled 32 productive Wolfcamp/Spraberry wells through late 2007, they monetized a portion of their acreage position, which led to the acquisition that enabled us to begin our participation in this play. Recent advancements in enhanced recovery techniques and horizontal drilling continue to make this play attractive to the oil and gas industry. By mid-2010, approximately half of the rigs active in the Permian Basin were drilling wells in the Wolfberry play. As of December 31, 2016, we held working interests in 998 gross (792) net producing wells.

Geology

The Permian Basin formed as an area of rapid Mississippian-Pennsylvanian subsidence in the foreland of the Ouachita fold belt. It is one of the largest sedimentary basins in the U.S., and has oil and gas production from several reservoirs from Permian through Ordovician in age. The term “Wolfberry” was coined initially to indicate commingled production from the Permian Spraberry, Dean and Wolfcamp formations. We refer to the Clearfork, Spraberry, Wolfcamp, Strawn and Atoka formations collectively as the Wolfberry play. The Wolfberry play of the Midland Basin lies in the area where the historically productive Spraberry trend geographically overlaps the productive area of the emerging Wolfcamp play. Time equivalent in the Delaware Basin, the “Wolfbone” play describes vertically commingled production from the Permian Bone Spring and Wolfcamp formations.

The Spraberry/Bone Spring was deposited as turbidites in a deep water submarine fan environment, while the Wolfcamp reservoirs consist of debris-flow and grain-flow sediments, which were also deposited in a submarine fan setting. The best carbonate reservoirs within the Wolfcamp are generally found in proximity to the Central Basin Platform, while the shale reservoirs within the Wolfcamp thicken basinward away from the Central Basin Platform. Both the Spraberry/Bone Spring and Wolfcamp contain organic-rich mudstones and shales which, when buried to sufficient depth for maturation, became the source of the hydrocarbons found both within the shales themselves and in the more conventional clastic and carbonate reservoirs between the shales.  The Wolfberry and Wolfbone are unconventional “basin-centered oil” resource plays, in the sense that there is no regional downdip oil/water contact.

We have successfully developed several shale intervals within the Clearfork, Spraberry and Wolfcamp formations since we began horizontal drilling in 2012. The shales exhibit micro-darcy permeabilities which result in relatively small drainage areas and recovery factors, so relatively small inter-well spacing is necessary.

We possess, or are in the process of acquiring, 3-D seismic data over substantially all of our major asset areas.  Our extensive geophysical database currently includes approximately 871 square miles of 3-D data.  This data will continue to be utilized in the development of our horizontal drilling activities and to identify and avoid potential geohazards (e.g., faults and lithologies that are difficult to drill).

Production Status

During the year ended December 31, 2016, net production from our Permian Basin acreage was 15,749,436 BOE, or an average of 43,031 BOE/d, of which approximately 73% was oil, 16% was natural gas liquids and 11% was natural gas.

Facilities

Our oil and natural gas processing facilities are typical of those found in the Permian Basin. Our facilities located at well locations include storage tank batteries, oil/natural gas/water separation equipment and pumping units.

Future Activity

During 2017, we expect to drill an estimated 130 to 165 gross (110 to 140 net) horizontal wells on our acreage. We currently estimate that our capital expenditures in 2017 for drilling and infrastructure will be between $800.0 million and $1.0 billion, consisting of $650.0 million to $825.0 million for horizontal drilling and completions including non-operated activity and $150.0 million to $175.0 million for infrastructure and other expenditures, but excluding the cost of any leasehold and mineral rights acquisitions. During the year ended December 31, 2016, we drilled 73 gross (61 net) and completed 62 gross (54 net) horizontal wells. We drilled and completed two gross (one net) vertical wells and participated in the drilling of 19 gross

(five net) non-operated horizontal wells in the Permian Basin. During the year ended December 31, 2016, our capital expenditures for drilling, completing and equipping wells were $310.0 million. We spent $28.0 million for oil and gas infrastructure and $25.0 million for non-operated properties. We spent an additional $817.0 million for leasehold and mineral rights acquisitions.

We are operating six rigs now and currently intend to operate between six and ten rigs in 2017 depending on market conditions. We will continue monitoring the ongoing commodity price environment and expect to retain the financial flexibility to adjust our drilling and completion plans in response to market conditions. We are prepared to decelerate our drilling program if commodity prices deteriorate and continue to accelerate our drilling program should commodity prices remain constant or further improve. We have the option to release up to three of our current six rigs in 2017 should commodity prices deteriorate.
Oil and Natural Gas Data

Proved Reserves

Evaluation and Review of Reserves

Our historical reserve estimates as of December 31, 2016, 2015 and 2014 were prepared by Ryder Scott with respect to our assets and those of Viper. Ryder Scott is an independent petroleum engineering firm. The technical persons responsible for preparing our proved reserve estimates meet the requirements with regards to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Ryder Scott is a third-party engineering firm and does not own an interest in any of our properties and is not employed by us on a contingent basis.

Under SEC rules, proved reserves are those quantities of oil and natural gas that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2016 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods, (2) volumetric-based methods and (3) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. The proved reserves for our properties were estimated by performance methods, analogy or a combination of both methods. Approximately 90% of the proved producing reserves attributable to producing wells were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis, which utilized extrapolations of available historical production and pressure data. The remaining 10% of the proved producing reserves were estimated by analogy, or a combination of performance and analogy methods. The analogy method was used where there were inadequate historical performance data to establish a definitive trend and where the use of production performance data as a basis for the reserve estimates was considered to be inappropriate. All proved developed non-producing and undeveloped reserves were estimated by the analogy method.

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

The following table presents our estimated net proved oil and natural gas reserves as of December 31, 2016, 2015 and 2014 (including those attributable to Viper), based on the reserve reports prepared by Ryder Scott. Each reserve report has been prepared in accordance with the rules and regulations of the SEC. All of our proved reserves included in the reserve reports are located in the continental United States.

	December 31,
	2016	2015	2014
Estimated proved developed reserves:
Oil (Bbls)	79,457,000	60,569,398	43,885,835
Natural gas (Mcf)	105,399,000	96,871,109	68,264,113
Natural gas liquids (Bbls)	22,080,000	15,418,353	11,221,428
Total (BOE)	119,103,500	92,132,936	66,484,615
Estimated proved undeveloped reserves:
Oil (Bbls)	59,717,000	45,409,313	31,803,754
Natural gas (Mcf)	69,497,000	52,631,635	43,341,147
Natural gas liquids (Bbls)	15,054,000	10,585,791	7,320,504
Total (BOE)	86,353,833	64,767,043	46,347,783
Estimated Net Proved Reserves:
Oil (Bbls)	139,174,000	105,978,711	75,689,589
Natural gas (Mcf)	174,896,000	149,502,744	111,605,260
Natural gas liquids (Bbls)	37,134,000	26,004,144	18,541,932
Total (BOE)(1)	205,457,333	156,899,979	112,832,398
Percent proved developed	58.0%	58.7%	58.9%

(1)
Estimates of reserves as of December 31, 2016, 2015 and 2014 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month periods ended December 31, 2016, 2015 and 2014, respectively, in accordance with SEC guidelines applicable to reserves estimates as of the end of such periods. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

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

Proved Undeveloped Reserves (PUDs)

As of December 31, 2016, our proved undeveloped reserves totaled 59,717 MBbls of oil, 69,497 MMcf of natural gas and 15,054 MBbls of natural gas liquids, for a total of 86,354 MBOE. PUDs will be converted from undeveloped to developed as the applicable wells begin production.

The following table includes the changes in PUD reserves for 2016:

(MBOE)
Beginning proved undeveloped reserves at December 31, 2015	64,767
Undeveloped reserves transferred to developed	(13,383)
Revisions	(5,210)
Extensions and discoveries	40,180
Ending proved undeveloped reserves at December 31, 2016	86,354

The increase in proved undeveloped reserves was primarily attributable to extensions of 40,180 MBOE from 51 gross (48 net) wells in which we have a working interest. In addition, Viper owns the mineral interests associated with 30 of the 51 gross wells. Of the 51 gross wells, 22 were in Howard and Glasscock counties where our initial horizontal development began in 2016. Transfers of 13,383 MBOE of undeveloped reserves to proved developed reserves were the result of drilling or participating in 21 gross (16 net) horizontal wells and three gross (two net) vertical wells. Through Viper, we have a mineral ownership in 16 of the gross wells. Downward revisions of 5,210 MBOE are primarily the result of downgrading 17 horizontal locations due to lower commodity prices. Of the 17 locations, 13 were in the Wolfcamp B zone and four were in the Clearfork zone. With an increase in commodity prices, these locations may be developed at some future time.

Costs incurred relating to the development of PUDs were approximately $47.6 million during 2016. Estimated future development costs relating to the development of PUDs are projected to be approximately $201.9 million in 2017, $168.1 million in 2018, $142.4 million in 2019 and $5.3 million in 2020. Since our current executive team assumed management control in 2011, our average drilling costs and drilling times have been reduced. As we continue to develop our properties and have more well production and completion data, we believe we will continue to realize cost savings and experience lower relative drilling and completion costs as we convert PUDs into proved developed reserves in upcoming years.

As of December 31, 2016, all of our proved undeveloped reserves are scheduled to be developed within five years from the date they were initially recorded.

As of December 31, 2016, less than 1.0% of our total proved reserves were classified as proved developed non-producing.

Oil and Natural Gas Production Prices and Production Costs

Production and Price History

The following table sets forth information regarding our net production of oil, natural gas and natural gas liquids, all of which is from the Permian Basin in West Texas, and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Production Data:
Oil (Bbls)	11,561,921	9,081,135	5,381,576
Natural gas (Mcf)	10,728,442	7,931,237	4,345,916
Natural gas liquids (Bbls)	2,399,441	1,677,623	1,001,991
Combined volumes (BOE)	15,749,436	12,080,631	7,107,886
Daily combined volumes (BOE/d)	43,031	33,098	19,474

Average Prices:
Oil (per Bbl)	$40.70	$44.68	$83.48
Natural gas (per Mcf)	2.10	2.47	4.15
Natural gas liquids (per Bbl)	14.20	12.77	28.39
Combined (per BOE)	33.47	36.98	69.74
Oil, hedged($ per Bbl)(1)	40.80	60.63	85.42
Average price, hedged($ per BOE)(1)	33.54	48.97	71.21

Average Costs per BOE:
Lease operating expense	$5.23	$6.84	$7.79
Production and ad valorem taxes	2.19	2.73	4.59
Gathering and transportation expense	0.74	0.50	0.46
General and administrative - cash component	1.03	1.11	1.61
Total operating expense - cash	9.19	11.18	14.45

General and administrative - non-cash component	1.68	1.54	1.38
Depreciation, depletion, and amortization	11.30	18.02	23.92
Interest expense	2.58	3.44	4.86
Total expenses	15.56	23.00	30.16

(1)
Hedged prices reflect the effect of our commodity derivative transactions on our average sales prices. Our calculation of such effects include realized gains and losses on cash settlements for commodity derivatives, which we do not designate for hedge accounting.

Productive Wells

As of December 31, 2016, we owned an average unweighted 79% working interest in 998 gross (792 net) productive wells. Through our subsidiary Viper, we own an average unweighted 13% royalty or mineral interest in 735 productive wells. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

Acreage

The following table sets forth information as of December 31, 2016 relating to our leasehold acreage:

	Developed Acreage(1)		Undeveloped Acreage(2)		Total Acreage(3)
Basin	Gross(4)	Net(5)	Gross(4)	Net(5)	Gross(4)	Net(5)
Permian	100,846	86,315	33,263	19,579	134,109	105,894

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

(3)	Does not include Viper’s mineral interests but does include leasehold acres that we own underlying our mineral interests.

(4)	A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.

(5)
A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Undeveloped acreage expirations

Many of the leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production. The following table sets forth the gross and net undeveloped acreage, as of December 31, 2016, that will expire over the next five years unless production is established within the spacing units covering the acreage or the lease is renewed or extended under continuous drilling provisions prior to the primary term expiration dates.

	2017		2018		2019		2020		2021
Basin	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Permian	23,871	15,439	4,439	1,845	4,122	1,772	351	23	—	—

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

	Year Ended December 31,
	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net
Development:
Productive	6	3	8	6	40	31
Dry	—	—	—	—	—	—
Exploratory:
Productive	82	62	71	57	53	43
Dry	—	—	—	—	—	—
Total:
Productive	88	65	79	63	93	74
Dry	—	—	—	—	—	—

As of December 31, 2016, we had 52 gross (36 net) wells in the process of drilling, completing or dewatering or shut in awaiting infrastructure that are not reflected in the above table.

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

Marketing and Customers

We typically sell production to a relatively small number of customers, as is customary in the exploration, development and production business. For the year ended December 31, 2016, three purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (45%); Koch Supply & Trading LP (15%); and Enterprise Crude Oil LLC (13%). For the year ended December 31, 2015, two purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (59%); and Enterprise Crude Oil LLC (15%). For the year ended December 31, 2014, two purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (64%); and Enterprise Crude Oil LLC (16%). No other customer accounted for more than 10% of our revenue during these periods. If a major customer decided to stop purchasing oil and natural gas from us, revenue could decline and our operating results and financial condition could be harmed.

We have entered into an oil purchase agreement with Shell Trading (US) Company in which we agreed to sell specified quantities of oil to Shell Trading (US) Company. Our agreement with Shell Trading (US) Company has an initial term of five years ending September 30, 2018. The agreement may also be terminated by Shell Trading (US) Company by written notice to us in the event that Shell Trading (US) Company’s contract for transportation on the pipeline is terminated. Our maximum delivery obligation under this agreement is 8,000 gross barrels per day. We have a one-time right to elect to decrease the contract quantity by not more than 20% of the then-current quantity. This decreased contract quantity, if elected, would be effective for the remainder of the term of the agreement. Shell Trading (US) Company has agreed to pay to us the price per barrel of oil based on the arithmetic average of the daily settlement price for “Light Sweet Crude Oil” Prompt Month future contracts reported by the NYMEX over the one-month period, as adjusted based on adjustment formulas specified in the agreement. If we fail to deliver the required quantities of oil under the agreement during any three-month period following the service commencement date, we have agreed to pay Shell Trading (US) Company a deficiency payment, which is calculated by multiplying (i) the volume of oil that we failed to deliver as required under the agreement during such period by (ii) Magellan’s Longhorn Spot tariff rate in effect for transportation from Crane, Texas to the Houston Ship Channel for the period of time for which such deficiency volume is calculated.

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

Transportation

During the initial development of our fields we evaluate all gathering and delivery infrastructure in the areas of our production. Currently, a majority of our production is transported to the purchaser by pipeline, which we anticipate will increase to approximately 85% for oil by the end of 2017.

During 2016, several oil and saltwater disposal gathering systems were installed. At December 31, 2016, approximately 87% of our produced water was connected to saltwater disposals by pipe and approximately 80% of our oil production was sold by pipe.  These initiatives reduced the cost of the water which was being trucked to disposal by approximately $0.92/bbl and reduced the transportation cost of the oil being sold by truck by $0.50/bbl to $1.00/bbl.  We believe that these gathering systems will help us reduce our lease operating expense and improve our margins on sales in future periods.

Oil and Natural Gas Leases

The typical oil and natural gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any wells drilled on the leased premises. The lessor royalties and other leasehold burdens on our properties generally range from 20.00% to 25.00%, resulting in a net revenue interest to us generally ranging from 75.00% to 80.00%.

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

Environmental Matters and Regulation

Our oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous federal, state and local governmental agencies, such as the EPA, issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically or seismically sensitive areas, and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing pits, result in the suspension or revocation of necessary permits, licenses and authorizations, require that additional pollution controls be installed and impose substantial liabilities for pollution resulting from our operations or related to our owned or operated facilities. Liability under such laws and regulations is often strict (i.e., no showing of “fault” is required) and can be joint and several. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as the oil and natural gas industry in general. Our management believes that we are in substantial compliance with applicable environmental laws and regulations and we have not experienced any material adverse effect from compliance with these environmental requirements. This trend, however, may not continue in the future.

Waste Handling. The Resource Conservation and Recovery Act, as amended, and comparable state statutes and regulations promulgated thereunder, affect oil and natural gas exploration, development and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of the Resource Conservation and Recovery Act, sometimes in conjunction with their own, more stringent requirements. Although most wastes associated with the exploration, development and production of crude oil and natural gas are exempt from regulation as hazardous wastes under the Resource Conservation and Recovery Act, such wastes may constitute “solid wastes” that are subject to the less stringent non-hazardous waste requirements. Moreover, the EPA or state or local governments may adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time in Congress to re-categorize certain oil and natural gas exploration, development and production wastes as “hazardous wastes.” Also, in December 2016, the EPA agreed in a consent decree to review its regulation of oil and gas waste. It has until March 2019 to determine whether any revisions are necessary. Any such changes in the laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.

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

Remediation of Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act, as amended, which we refer to as CERCLA or the “Superfund” law, and analogous state laws, generally impose liability, without regard to fault or legality of the original conduct, on classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current owner or operator of a contaminated facility, a former owner or operator of the facility at the time of contamination, and those persons that disposed or arranged for the disposal of the hazardous substance at the facility. Under CERCLA and comparable state statutes, persons deemed “responsible parties” are subject to strict liability that, in some circumstances, may be joint and several for the costs of removing or remediating previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination), for damages to natural resources and for the costs of certain health studies. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the course of our operations, we use materials that, if released, would be subject to CERCLA and comparable state statutes. Therefore, governmental agencies or third parties may seek to hold us responsible under CERCLA and comparable state statutes for all or part of the costs to clean up sites at which such “hazardous substances” have been released.

Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” the Safe Drinking Water Act, the Oil Pollution Act and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. Spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges. In addition, on June 28, 2016, the EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants, which regulations are discussed in more detail below under the caption “–Regulation of Hydraulic Fracturing.” Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions.

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

Non-compliance with the Clean Water Act or the Oil Pollution Act may result in substantial administrative, civil and criminal penalties, as well as injunctive obligations. We believe we are in material compliance with the requirements of each of these laws.

Air Emissions. The federal Clean Air Act, as amended, and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. For example, on August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new emission controls for oil and natural gas production and processing operations, which regulations are discussed in more detail below in “–Regulation of Hydraulic Fracturing.” Also, on May 12, 2016, the EPA issued a final rule regarding the criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. These laws and regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. We believe that we are in substantial compliance with all applicable air emissions regulations and that we hold all necessary and valid construction and operating permits for our operations. Obtaining or renewing permits has the potential to delay the development of oil and natural gas projects.

Climate Change. In December 2009, the EPA issued an Endangerment Finding that determined that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because, according to the EPA, emissions of such gases contribute to warming of the earth’s atmosphere and other climatic changes. In May 2010, the EPA adopted regulations establishing new greenhouse gas emissions thresholds that determine when stationary sources must obtain permits under the Prevention of Significant Deterioration, or PSD, and Title V programs of the Clean Air Act. On June 23, 2014, in Utility Air Regulatory Group v. EPA, the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their greenhouse gas emissions. The Court ruled, however, that the EPA may require installation of best available control technology for greenhouse gas emissions at sources otherwise subject to the PSD and Title V programs. On August 26, 2016, the EPA proposed changes needed to bring the EPA’s air permitting regulations in line with the Supreme Court’s decision on greenhouse gas permitting. The proposed rule was published in the Federal Register on October 3, 2016 and the public comment period closed on December 2, 2016.

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

The EPA has continued to adopt greenhouse gas regulations applicable to other industries, such as its August 2015 adoption of three separate, but related, actions to address carbon dioxide pollution from power plants, including final Carbon Pollution Standards for new, modified and reconstructed power plants, a final Clean Power Plan to cut carbon dioxide pollution from existing power plants, and a proposed federal plan to implement the Clean Power Plan emission guidelines. Upon publication of the Clean Power Plan on October 23, 2015, more than two dozen states as well as industry and labor groups challenged the Clean Power Plan in the D.C. Circuit Court of Appeals. On February 9, 2016, the Supreme Court stayed the implementation of the Clean Power Plan while legal challenges to the rule proceed. As a result of this continued regulatory focus, future greenhouse gas regulations of the oil and gas industry remain a possibility. In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Although the U.S. Congress has not adopted such legislation at this time, it may do so in the future and many states continue to pursue regulations to reduce greenhouse gas emissions. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances corresponding with their annual emissions of greenhouse gases. The number of allowances available for purchase is reduced each year until the overall greenhouse gas emission reduction goal is achieved. As the number of greenhouse gas emission allowances declines each year, the cost or value of allowances is expected to escalate significantly.

In December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of greenhouse gases. The Agreement went into effect on November 4, 2016. The Agreement establishes a framework for the parties to cooperate and report actions to reduce greenhouse gas emissions. Also, on June 29, 2016, the leaders of the United States, Canada and Mexico announced an Action Plan to, among other things, boost clean energy, improve energy efficiency, and reduce greenhouse gas emissions. The Action Plan specifically calls for a reduction in methane emissions from the oil and gas sector by 40% to 45% by 2025.

Restrictions on emissions of methane or carbon dioxide that may be imposed could adversely affect the oil and natural gas industry. At this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business. It also remains unclear whether and how the results of the 2016 U.S. election could impact the regulation of greenhouse gas emissions at the federal and state level.

In addition, claims have been made against certain energy companies alleging that greenhouse gas emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals may seek to enforce environmental laws and regulations against us and could allege personal injury or property damages. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

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

Regulation of Hydraulic Fracturing

Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, legislation has been proposed in recent sessions of Congress to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection,” to require federal permitting and regulatory control of hydraulic fracturing, and to require disclosure of the chemical constituents of the fluids used in the fracturing process. Furthermore, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has recently taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the Underground Injection Control program, specifically as “Class II” Underground Injection Control wells under the Safe Drinking Water Act.

In addition, the EPA plans to develop a Notice of Proposed Rulemaking by June 2018, which would describe a proposed mechanism - regulatory, voluntary, or a combination of both - to collect data on hydraulic fracturing chemical substances and mixtures. Also, on June 28, 2016, the EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment, or CWT, facilities) accepting oil and gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities.

On August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rule seeks to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the

EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. On the same day, the EPA finalized a plan to implement its minor new source review program in Indian country for oil and natural gas production, and it issued for public comment an information request that will require companies to provide extensive information instrumental for the development of regulations to reduce methane emissions from existing oil and gas sources. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions.

Furthermore, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The EPA is currently evaluating the potential impacts of hydraulic fracturing on drinking water resources. On December 13, 2016, the EPA released a study examining the potential for hydraulic fracturing activities to impact drinking water resources, finding that, under some circumstances, the use of water in hydraulic fracturing activities can impact drinking water resources. Also, on February 6, 2015, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommends strategies for managing and minimizing the potential for significant injection-induced seismic events. Other governmental agencies, including the U.S. Department of Energy, the U.S. Geological Survey, and the U.S. Government Accountability Office, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing, and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

Several states, including Texas, and local jurisdictions, have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. The Texas Legislature adopted legislation, effective September 1, 2011, requiring oil and gas operators to publicly disclose the chemicals used in the hydraulic fracturing process. The Texas Railroad Commission adopted rules and regulations implementing this legislation that apply to all wells for which the Texas Railroad Commission issues an initial drilling permit after February 1, 2012. The law requires that the well operator disclose the list of chemical ingredients subject to the requirements of OSHA for disclosure on an internet website and also file the list of chemicals with the Texas Railroad Commission with the well completion report. The total volume of water used to hydraulically fracture a well must also be disclosed to the public and filed with the Texas Railroad Commission. Also, in May 2013, the Texas Railroad Commission adopted rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. The rules took effect in January 2014. Additionally, on October 28, 2014, the Texas Railroad Commission adopted disposal well rule amendments designed, among other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed new disposal well. The disposal well rule amendments, which became effective on November 17, 2014, also clarify the Texas Railroad Commission’s authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The Texas Railroad Commission has used this authority to deny permits for waste disposal wells.

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

Employees

As of December 31, 2016, we had approximately 158 full time employees. None of our employees are represented by labor unions or covered by any collective bargaining agreements. We also hire independent contractors and consultants involved in land, technical, regulatory and other disciplines to assist our full time employees.

Facilities

Our corporate headquarters is located in Midland, Texas. We also lease additional office space in Midland and in Oklahoma City, Oklahoma. We believe that our facilities are adequate for our current operations.

Availability of Company Reports

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available free of charge on the Investor Relations page of our website at www.diamondbackenergy.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Information contained on, or connected to, our website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

ITEM 1A. RISK FACTORS

The nature of our business activities subjects us to certain hazards and risks. The following is a summary of some of the material risks relating to our business activities. Other risks are described in Item 1. “Business and Properties” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” These risks are not the only risks we face. We could also face additional risks and uncertainties not currently known to the Company or that we currently deem to be immaterial. If any of these risks actually occurs, it could materially harm our business, financial conditional or results of operations and the trading price of our shares could decline.

Risks Related to the Pending Acquisition
We may not consummate the Pending Acquisition.
We intend to use the net proceeds from our December 2016 underwritten offering of common stock, together with the net proceeds from our concurrent offering of the 2025 Senior Notes, cash on hand and other financing sources, to fund the cash consideration for the Pending Acquisition, as described under “Item 1. Business and Properties-Our Pending Acquisition.” However, we may not consummate the Pending Acquisition, which is subject to the satisfaction of customary closing conditions. There can be no assurance that such conditions will be satisfied or that the Pending Acquisition will be consummated.
If the Pending Acquisition is consummated, we may be unable to successfully integrate the acquired properties or to realize anticipated revenues or other benefits of the Pending Acquisition.
Our ability to achieve the anticipated benefits of the Pending Acquisition will depend in part upon whether we can integrate the acquired properties into our existing businesses in an efficient and effective manner. We may not be able to accomplish this integration process successfully. The successful acquisition of producing properties, including those to be acquired in the Pending Acquisition, requires an assessment of several factors, including:

•	recoverable reserves;

•	future natural gas and oil prices and their appropriate differentials;

•	availability and cost of transportation of production to markets;

•	availability and cost of drilling equipment and of skilled personnel;

•	development and operating costs and potential environmental and other liabilities;

•	regulatory, permitting and similar matters; and

•	our ability to obtain external financing to fund the purchase price.
The accuracy of these assessments is inherently uncertain. In connection with these assessments, we have performed a review of the subject properties that we believe to be generally consistent with industry practices. Our review may not reveal all existing or potential problems or permit us to become sufficiently familiar with the properties to fully assess their deficiencies and potential recoverable reserves. Inspections will not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or a portion of the underlying deficiencies. The integration process may be subject to delays or changed circumstances, and we can give no assurance that the acquired properties will perform in accordance with our expectations. Significant acquisitions, including the Pending Acquisition, and other strategic transactions may involve other risks that may cause our business to suffer, including:

•	diversion of our management’s attention to evaluating, negotiating and integrating significant acquisitions and strategic transactions; and

•
the failure to realize the full benefit that we expect in estimated proved reserves, production volume or other benefits anticipated from an acquisition, or to realize these benefits within the expected time frame.

We will incur significant transaction and acquisition-related costs in connection with the Pending Acquisition.

We expect to incur significant costs associated with the Pending Acquisition and integration and/or development of the assets subject to the Pending Acquisition as part of our operations. The substantial majority of the expenses resulting from the Pending Acquisition will be composed of transaction costs related to the Pending Acquisition and the costs involved in financing of the Pending Acquisition. We may also incur transaction fees and costs related to formulating integration and/or development plans for the assets subject to the Pending Acquisition.
Fraudulent conveyance laws may allow courts, under specific circumstances, to void the Pending Acquisition and require the seller to return the consideration received for the Pending Acquisition.
The Pending Acquisition may be subject to claims that it should be limited, subordinated or voided under applicable law in favor of the seller. These laws include those that relate to fraudulent conveyance or transfer, voidable preference, financial assistance, corporate purpose or benefit, preservation of share capital, thin capitalization and defenses affecting the rights of creditors generally. In general, under fraudulent conveyance and similar laws, a court might void or otherwise decline to enforce the Pending Acquisition if it found that when we entered into the Pending Acquisition, the seller received less than reasonably equivalent value or fair consideration for the Pending Acquisition and one of the following is true:

•	the seller was insolvent or rendered insolvent by reason of the consummation of the Pending Acquisition;

•	the seller was engaged in a business or transaction for which its remaining assets constituted unreasonably small capital;

•	the seller intended to, or believed or reasonably should have believed that it would, incur debts beyond its ability to pay such debts as they mature; or

•
the seller was a defendant in an action for money damages, or had a judgment for money damages docketed against it if, in either case, after final judgment, the judgment is unsatisfied (as all of the foregoing terms may be defined in or interpreted under the relevant fraudulent transfer or conveyance statutes).

A court might also void the Pending Acquisition without regard to the above factors if such court found that the seller consummated the Pending Acquisition with actual intent to hinder, delay or defraud its creditors.
The measures of insolvency applied by courts will vary depending upon the particular fraudulent transfer law applied in any proceeding to determine whether a fraudulent transfer has occurred. In the event of a finding that a fraudulent conveyance or transfer has occurred, a court may void, or hold unenforceable, the Pending Acquisition.
Failure to complete the Pending Acquisition could negatively impact our future business and financial results.
If the Pending Acquisition is not completed or if there are significant delays in completing the Pending Acquisition, our future business and financial results and the trading price of our common stock could be negatively affected, including the following:

•	the parties may be liable for damages to one another under the terms and conditions of the purchase agreement for the Pending Acquisition;

•	there may be negative reactions from the financial markets due to the fact that current prices of our common stock may reflect a market assumption that the Pending Acquisition will be completed; and

•	the attention of management will have been diverted to the Pending Acquisition rather than their own operations and pursuit of other opportunities that could have been beneficial to our business.
Misrepresentations made to us by the seller could cause us to incur substantial financial obligations and harm our business.
If we were to discover that there were misrepresentations made to us by the seller or its representatives regarding the seller, we would explore all possible legal remedies to compensate us for any loss, including our rights to indemnification under the purchase agreement for the Pending Acquisition. However, there is no assurance that legal remedies would be available or collectible. If such unknown liabilities exist and we are not fully indemnified for any loss that we incur as a result thereof, we could incur substantial financial obligations, which could materially and adversely affect our financial condition and harm our business.

The reserve, production and other data and estimates with respect to the assets being acquired in the Pending Acquisition is based primarily on information provided by the seller. We have not yet verified these data and estimates and cannot assure you that actual results will not differ materially.
According to data provided by the seller, the assets contain existing wells producing approximately 9,500 BOE/d of average net production for November 2016. Additionally, the seller has represented that the assets contain a specified number of gross and net acreage, gross and net wells as well as net horizontal well locations. Based on information from the seller, as well as publicly available information with respect to wells in adjacent areas, we believe the assets are prospective for four primary target zones. We are also relying on internal reserve estimates provided by the seller. However, none of the above information has been verified by us or our independent reserve engineers and could prove to be inaccurate, and in some instances materially so. We may have limited recourse against the seller should any of these estimates or other data prove to be inaccurate. Likewise we may not be able to achieve our 2017 production estimates, and the cost of drilling and completing wells on the assets subject to the Pending Acquisition could prove to be materially higher. We cannot assure you that we will achieve the results estimated by us with respect to the assets subject to the Pending Acquisition.
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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. During the past five years, the posted price for West Texas intermediate light sweet crude oil, which we refer to as West Texas Intermediate or WTI, has ranged from a low of $26.19 per barrel, or Bbl, in February 2016 to a high of $110.62 per Bbl in September 2013. The Henry Hub spot market price of natural gas has ranged from a low of $1.49 per MMBtu in March 2016 to a high of $8.15 per MMBtu in February 2014. During 2016, WTI prices ranged from $26.19 to $54.01 per Bbl and the Henry Hub spot market price of natural gas ranged from $1.49 to $3.80 per MMBtu. On January 31, 2017, the WTI posted price for crude oil was $52.75 per Bbl and the Henry Hub spot market price of natural gas was $3.00 per MMBtu, representing decreases of 2% and 21%, respectively, from the high of $54.01 per Bbl of oil and $3.80 per MMBtu for natural gas during 2016. If the prices of oil and natural gas continue at current levels or decline further, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected.

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

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration for and development, production and acquisition of oil and natural gas reserves. In 2016, our total capital expenditures, including expenditures for leasehold acquisitions, drilling and infrastructure, were approximately $1,180.1 million. Our 2017 capital budget for drilling, completion and infrastructure, including investments in water disposal infrastructure and gathering line projects, is currently estimated to be approximately $800.0 million to $1.0 billion, representing an increase of 132% over our 2016 capital budget. Since completing our initial public offering in October 2012, we have financed capital expenditures primarily with borrowings under our revolving credit facility, cash generated by operations and the net proceeds from public offerings of our common stock and the senior notes.

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

We cannot assure you that our operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. Further, our actual capital expenditures in 2017 could exceed our capital expenditure budget. In the event our capital expenditure requirements at any time are greater than the amount of capital we have available, we could be required to seek additional sources of capital, which may include traditional reserve base borrowings, debt financing, joint venture partnerships, production payment financings, sales of assets, offerings of debt or equity securities or other means. We cannot assure you that we will be able to obtain debt or equity financing on terms favorable to us, or at all.

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

Our project areas are in various stages of development, ranging from project areas with current drilling or production activity to project areas that consist of recently acquired leasehold acreage or that have limited drilling or production history. From inception through December 31, 2016, we drilled a total of 523 gross vertical wells and participated in an additional 62 gross non-operated vertical wells, of which 533 wells were completed as producing wells and 52 wells were in various stages of completion. If future wells or the wells in the process of being completed do not produce sufficient revenues to return a profit or if we drill dry holes in the future, our business may be materially affected.

Our identified potential drilling locations, which are part of our anticipated future drilling plans, are susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

At an assumed price of approximately $50.00 per Bbl WTI, we currently have approximately 2,722 gross (1,802 net) identified economic potential horizontal drilling locations in multiple horizons on our acreage. As of December 31, 2016, only 120 of our gross identified potential horizontal drilling locations were attributed to proved reserves. These drilling locations, including those without proved undeveloped reserves, represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, construction of infrastructure, inclement weather, regulatory changes and approvals, oil and natural gas prices, costs, drilling results and the availability of water. Further, our identified potential drilling locations are in various stages of evaluation, ranging from locations that are ready to drill to locations that will require substantial additional interpretation. In addition, we have identified approximately 854 horizontal drilling locations in intervals in which we have drilled very few or no wells, which are necessarily more speculative and based on results from other operators whose acreage may not be consistent with ours. We cannot predict in advance of drilling and testing whether any particular drilling location will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in sufficient quantities to be economically viable. Even if sufficient amounts of oil or natural gas exist, we may damage the potentially productive hydrocarbon bearing formation or experience mechanical difficulties while drilling or completing the well, possibly resulting in a reduction in production from the well or abandonment of the well. If we drill additional wells that we identify as dry holes in our current and future drilling locations, our drilling success rate may decline and materially harm our business. Through December 31, 2016, we are the operator of or have participated in a total of 277 horizontal wells completed on our acreage, we cannot assure you that the analogies we draw from available data from these or other wells, more fully explored locations or producing fields will be applicable to our drilling locations. Further, initial production rates reported by us or other operators in the Permian Basin may not be indicative of future or long-term production rates. Because of these uncertainties, we do not know if the potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.

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

Leases on oil and natural gas properties typically have a term of three to five years, after which they expire unless, prior to expiration, production is established within the spacing units covering the undeveloped acres. As of December 31, 2016, we had leases representing 15,439 net acres expiring in 2017, 1,845 net acres expiring in 2018, 1,772 net acres expiring in 2019, 23 net acres expiring in 2020 and no net acres expiring in 2021. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. Any reduction in our current drilling program, either through a reduction in capital expenditures or the unavailability of drilling rigs, could result in the loss of acreage through lease expirations. In addition, in order to hold our current leases expiring in 2017, we will need to operate at least a one-rig program. We cannot assure you that we will have the liquidity to deploy these rigs in this time frame, or that commodity prices will warrant operating such a drilling program. Any such losses of leases could materially and adversely affect the growth of our asset basis, cash flows and results of operations.

We have entered into fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options and may in the future enter into forward sale contracts or additional fixed price swap, fixed price basis swap derivatives or costless collars for a portion of our production. Although we have hedged a portion of our estimated 2017 and 2018 production, we may still be adversely affected by continuing and prolonged declines in the price of oil.

We use fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of our oil and natural gas sales. Under these swap contracts, we receive a fixed price per barrel of oil and pay a floating market price per barrel of oil to the counterparty based on NYMEX WTI pricing. The fixed-price payment and the floating-price payment are offset, resulting in a net amount due to or from the counterparty. Under the Company’s costless collar contracts, we are required to make a payment to the counterparty if the settlement price for any settlement period is greater than the call option price. The counterparty is required to make a payment to us if the settlement price for any settlement period is less than the put option price. These contracts and any future economic hedging arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or oil prices increase.

As of December 31, 2016, we had the following commodity contracts in place covering NYMEX WTI crude oil and NYMEX Henry Hub natural gas for the production period of January 2017 through December 2017:

•	crude oil swap contracts priced at a weighted average price of $51.79 for 2,920,000 aggregate Bbls;

•	crude oil basis swap contracts priced at a weighted average price of $(0.72) for 8,760,000 aggregate Bbls for the spread between the WTI Midland price and the WTI Cushing price;

•	natural gas swap contracts priced at a weighted average price of $3.19 for 7,300,000 aggregate MMBtu; and

•	crude oil costless collars contracts with a floor price of $46.30 for 4,374,000 aggregate Bbls and a ceiling price of $55.42 for 2,187,000 aggregate Bbls.

We have crude oil basis swap contracts priced at a weighted average price of $(0.88) for 5,475,000 aggregate Bbls for the spread between the WTI Midland price and the WTI Cushing price with a production period of January 2018 through December 2018. To the extent that the prices of oil and natural gas remain at current levels or decline further, we will not be able to economically hedge future production at the same level as our current hedges, and our results of operations and financial condition would be negatively impacted.

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

We are a party to an agreement with Shell Trading (US) Company under which we are obligated to deliver specified quantities of oil to Shell Trading (US) Company. Our maximum delivery obligation under this agreement is 8,000 gross barrels per day. We have a one-time right to decrease the contract quantity by not more than 20% of the then-current quantity. This decreased quantity, if elected, would be effective for the remainder of the term of the agreement. If production from our Permian Basin acreage decreases due to decreased developmental activities, as a result of the low commodity price environment, production related difficulties or otherwise, we may be unable to meet our obligations under the oil purchase agreement, which may result in deficiency payments to the counterparty and may have an adverse effect on our operations.

The inability of one or more of our customers to meet their obligations may adversely affect our financial results.

In addition to credit risk related to receivables from commodity derivative contracts, our principal exposure to credit risk is through receivables from joint interest owners on properties we operate (approximately $49.5 million at December 31, 2016) and receivables from purchasers of our oil and natural gas production (approximately $70.6 million at December 31, 2016). Joint interest receivables arise from billing entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We are generally unable to control which co-owners participate in our wells.

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. For the year ended December 31, 2016, three purchasers each accounted for more than 10% of our revenue: Shell

Trading (US) Company (45%); Koch Supply & Trading LP (15%) and Enterprise Crude Oil LLC (13%). For the year ended December 31, 2015, two purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (59%); and Enterprise Crude Oil LLC (15%). For the year ended December 31, 2014, two purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (64%); and Enterprise Crude Oil LLC (16%). No other customer accounted for more than 10% of our revenue during these periods. This concentration of customers may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Current economic circumstances may further increase these risks. We do not require our customers to post collateral. The inability or failure of our significant customers or joint working interest owners to meet their obligations to us or their insolvency or liquidation may materially adversely affect our financial results.

Our method of accounting for investments in oil and natural gas properties may result in impairment of asset value.

We account for our oil and natural gas producing activities using the full cost method of accounting. Accordingly, all costs incurred in the acquisition, exploration and development of proved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs and annual lease rentals are capitalized. We also capitalize direct operating costs for services performed with internally owned drilling and well servicing equipment. All general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change. Income from services provided to working interest owners of properties in which we also own an interest, to the extent they exceed related costs incurred, are accounted for as reductions of capitalized costs of oil and natural gas properties. Depletion of evaluated oil and natural gas properties is computed on the units of production method, whereby capitalized costs plus estimated future development costs are amortized over total proved reserves. The average depletion rate per barrel equivalent unit of production was $11.23, $17.84 and $23.79 for the years ended December 31, 2016, 2015 and 2014, respectively. Depreciation, depletion and amortization expense for oil and natural gas properties for the years ended December 31, 2016, 2015 and 2014 was $176.4 million, $216.1 million and $168.7 million, respectively.

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

Impairments on proved oil and natural gas properties of $245.5 million and $814.8 million were recorded for the years ended December 31, 2016 and 2015, respectively. No impairment on proved oil and natural gas properties was recorded for the year ended December 31, 2014. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates–Method of accounting for oil and natural gas properties” for a more detailed description of our method of accounting. If prices of oil, natural gas and natural gas liquids continue to decline, we may be required to further write down the value of our oil and natural gas properties, which could negatively affect our results of operations.

Our estimated reserves and EURs are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

Oil and natural gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels, ultimate recoveries and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates and the timing of development expenditures may be incorrect. Our historical estimates of proved reserves as of December 31, 2016, 2015 and 2014 (which include those attributable to Viper) are based on reports prepared by Ryder Scott, which conducted a well-by-well review of all our properties for the periods covered by its reserve reports using information provided by us. The EURs for our horizontal wells are based on management’s internal estimates. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing and production. Also, certain assumptions regarding future oil and natural gas prices, production levels and operating and development costs may prove incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of future net cash flows. A substantial portion of our reserve estimates are made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas that we ultimately recover being different from our reserve estimates. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for unproved undeveloped acreage. The reserve estimates represent our net revenue interest in our properties.

The estimates of reserves as of December 31, 2016, 2015 and 2014 included in this report were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month periods December 31, 2016, 2015 and 2014, respectively, in accordance with the SEC guidelines applicable to reserve estimates for such periods.

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

Approximately 42.0% of our total estimated proved reserves as of December 31, 2016, were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve reports of our independent petroleum engineers assume that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or further decreases in commodity prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.

Our producing properties are located in the Permian Basin of West Texas, making us vulnerable to risks associated with operating in a single geographic area. In addition, we have a large amount of proved reserves attributable to a small number of producing horizons within this area.

All of our producing properties are currently geographically concentrated in the Permian Basin of West Texas. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, availability of equipment, facilities, personnel or services market limitations or interruption of the processing or transportation of crude oil, natural gas or natural gas liquids. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effects of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

In addition to the geographic concentration of our producing properties described above, as of December 31, 2016, all of our proved reserves were attributable to the Wolfberry play in the Midland Basin. This concentration of assets within a small number of producing horizons exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

We depend upon several significant purchasers for the sale of most of our oil and natural gas production. The loss of one or more of these purchasers could, among other factors, limit our access to suitable markets for the oil and natural gas we produce.

The availability of a ready market for any oil and/or natural gas we produce depends on numerous factors beyond the control of our management, including but not limited to the extent of domestic production and imports of oil, the proximity and capacity of natural gas pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of oil and natural gas production and federal regulation of natural gas sold in interstate commerce. In addition, we depend upon several significant purchasers for the sale of most of our oil and natural gas production. For the year ended December 31, 2016, three purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (45%); Koch Supply & Trading LP (15%) and Enterprise Crude Oil LLC (13%). For the year ended December 31, 2015, two purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (59%); and Enterprise Crude Oil LLC (15%). For the year ended December 31, 2014, two purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (64%); and Enterprise Crude Oil LLC (16%). No other customer accounted for more than 10% of our revenue during these periods. We cannot assure you that we will continue to have ready access to suitable markets for our future oil and natural gas production. The loss of one or more of these customers, and our inability to sell our production to other customers on terms we consider acceptable, could materially and adversely affect our business, financial condition, results of operations and cash flow.

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

Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, legislation has been proposed in recent sessions of Congress to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection,” to require federal permitting and regulatory control of hydraulic fracturing, and to require disclosure of the chemical constituents of the fluids used in the fracturing process. Furthermore, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has recently taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the Underground Injection Control program, specifically as “Class II” Underground Injection Control wells under the Safe Drinking Water Act.

In addition, the EPA plans to develop a Notice of Proposed Rulemaking by June 2018, which would describe a proposed mechanism - regulatory, voluntary, or a combination of both - to collect data on hydraulic fracturing chemical substances and mixtures. Also, on June 28, 2016, the EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and gas extraction facilities to publicly owned wastewater treatment plants. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment, or CWT, facilities) accepting oil and gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities.

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

Furthermore, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The EPA is currently evaluating the potential impacts of hydraulic fracturing on drinking water resources. On December 13, 2016, the EPA released a study examining the potential for hydraulic fracturing activities to impact drinking water resources, finding that, under some circumstances, the use of water in hydraulic fracturing activities can impact drinking water resources. Also, on February 6, 2015, the EPA released a report with findings and recommendations related to public concern about induced seismic activity from disposal wells. The report recommends strategies for managing and minimizing the potential for significant injection-induced seismic events. Other governmental agencies, including the U.S. Department of Energy, the U.S. Geological Survey, and the U.S. Government Accountability Office, have evaluated or are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing, and could ultimately make it more difficult or costly for us to perform fracturing and increase our costs of compliance and doing business.

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

From time to time, legislative proposals are made that would, if enacted, make significant changes to U.S. tax laws. These proposed changes have included, but are not limited to, (i) eliminating the immediate deduction for intangible drilling and development costs, (ii) eliminating the deduction from income for domestic production activities relating to oil and natural gas exploration and development, (iii) the repeal of the percentage depletion allowance for oil and natural gas properties; (iv) an extension of the amortization period for certain geological and geophysical expenditures and (v) implementing certain international tax reforms. Further, in February 2016, the former President’s administration issued a proposed budget, which includes, among other things, a proposed tax of $10.25 per barrel equivalent on petroleum products.

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
In December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of greenhouse gases. The Agreement went into effect on November 4, 2016. The Agreement establishes a framework for the parties to cooperate and report actions to reduce greenhouse gas emissions. Also, on June 29, 2016, the leaders of the United States, Canada and Mexico announced an Action Plan to, among other things, boost clean energy, improve energy efficiency, and reduce greenhouse gas emissions. The Action Plan specifically calls for a reduction in methane emissions from the oil and gas sector by 40% to 45% by 2025.

Restrictions on emissions of methane or carbon dioxide that may be imposed could adversely affect the oil and natural gas industry. At this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business. It also remains unclear whether and how the results of the 2016 U.S. election could impact the regulation of greenhouse gas emissions at the federal and state level.

In addition, claims have been made against certain energy companies alleging that greenhouse gas emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals may seek to enforce environmental laws and regulations against us and could allege personal injury or property damages. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

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

Legislation or regulatory initiatives intended to address seismic activity could restrict our drilling and production activities, as well as our ability to dispose of produced water gathered from such activities, which could have a material adverse effect on our business.
State and federal regulatory agencies have recently focused on a possible connection between hydraulic fracturing related activities, particularly the underground injection of wastewater into disposal wells, and the increased occurrence of seismic activity, and regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. In addition, a number of lawsuits have been filed in some states, most recently in Oklahoma, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements regarding the permitting of produced water disposal wells or otherwise to assess the relationship between seismicity and the use of such wells. For example, on October 28, 2014, the Texas Railroad Commission adopted disposal well rule amendments designed, among other things, to require applicants for new disposal wells that will receive non-hazardous produced water or other oil and gas waste to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed new disposal well. If the permittee or an applicant of a disposal well permit fails to demonstrate that the produced water or other fluids are confined to the disposal zone or if scientific data indicates such a disposal well is likely to be or determined to be contributing to seismic activity, then the agency may deny, modify, suspend or terminate the permit application or existing operating permit for that well. The Commission has used this authority to deny permits for waste disposal wells.
We dispose of large volumes of produced water gathered from our drilling and production operations by injecting it into wells pursuant to permits issued to us by governmental authorities overseeing such disposal activities. While these permits are issued pursuant to existing laws and regulations, these legal requirements are subject to change, which could result in the imposition of more stringent operating constraints or new monitoring and reporting requirements, owing to, among other things, concerns of the public or governmental authorities regarding such gathering or disposal activities. The adoption and implementation of any new laws or regulations that restrict our ability to use hydraulic fracturing or dispose of produced water gathered from our drilling and production activities by owned disposal wells, could have a material adverse effect on our business, financial condition and results of operations.
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

We recorded stock-based compensation expense in 2016, 2015 and 2014, and we may incur substantial additional compensation expense related to our future grants of stock compensation which may have a material negative impact on our operating results for the foreseeable future.

As a result of outstanding stock-based compensation awards, for the years ended December 31, 2016, 2015 and 2014 we incurred $33.5 million, $24.6 million and $14.3 million, respectively, of stock based compensation expense, of which we capitalized $7.1 million, $6.0 million and $4.4 million respectively, pursuant to the full cost method of accounting for oil and natural gas properties. In addition, our compensation expenses may increase in the future as compared to our historical expenses because of the costs associated with our existing and possible future incentive plans. These additional expenses could adversely affect our net income. The future expense will be dependent upon the number of share-based awards issued and the fair value of the options or shares of common stock at the date of the grant; however, they may be significant. We will recognize expenses for restricted stock awards and stock options generally over the vesting period of awards made to recipients.

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

As of December 31, 2016, we had total long-term debt of $1.1 billion, including $1.0 billion outstanding under the 2024 senior notes and 2025 senior notes, and we had an unused borrowing base availability of $500.0 million under our revolving credit facility. As of December 31, 2016, Viper, one of our subsidiaries, had $120.5 million in outstanding borrowings, and $154.5 million available for borrowing, under its revolving credit facility. In January 2017, Viper repaid its outstanding borrowings in full with a portion of the net proceeds from its public offering of common units. We may in the future incur significant additional indebtedness under our revolving credit facility or otherwise in order to make acquisitions, to develop our properties or for other purposes. Our level of indebtedness could have important consequences to you and affect our operations in several ways, including the following:

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

Restrictive covenants in our revolving credit facility, the indentures governing the senior notes and future debt instruments may limit our ability to respond to changes in market conditions or pursue business opportunities.

Our revolving credit facility and the indentures governing the senior notes contain, and the terms of any future indebtedness may contain, restrictive covenants that limit our ability to, among other things:

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

In connection with the closing of Viper’s initial public offering on June 23, 2014, we entered into an amendment to our revolving credit facility, which modified certain provisions of our revolving credit facility to allow us, among other things, to designate one or more of our subsidiaries as “unrestricted subsidiaries” that are not subject to certain restrictions contained in the revolving credit facility. Under the amended revolving credit facility, we designated Viper, the general partner and Viper’s subsidiary as unrestricted subsidiaries, and upon such designation, they were automatically released from any and all obligations under the amended revolving credit facility, including the related guaranty, and all liens on the assets of, and the equity interests in, Viper, the general partner and Viper’s subsidiary under the amended revolving credit facility were automatically released. Further Viper, the general partner and Viper’s subsidiaries, Viper Energy Partners LLC and White Fang Energy LLC, are designated as unrestricted subsidiaries under the indentures governing our outstanding senior notes.

We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants contained in our revolving credit facility and the indentures governing the senior notes. In addition, our revolving credit facility requires us to maintain certain financial ratios and tests. The requirement that we comply with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.

A breach of any of these restrictive covenants could result in default under our revolving credit facility. If default occurs, the lenders under our revolving credit facility may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, which would result in an event of default under the indentures governing the senior notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our revolving credit facility will also have the right to proceed against the collateral granted to them to secure the indebtedness. If the indebtedness under our revolving credit facility and the senior notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness.

Any significant reduction in our borrowing base under our revolving credit facility as a result of the periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations, and we may not have sufficient funds to repay borrowings under our revolving credit facility if required as a result of a borrowing base redetermination.

Availability under our revolving credit facility is currently subject to a borrowing base of $1.0 billion, of which we have elected a commitment amount of $500.0 million. The borrowing base is subject to scheduled semiannual and other elective collateral borrowing base redeterminations based on our oil and natural gas reserves and other factors. As of December 31, 2016, we had no borrowings outstanding under our revolving credit facility. Our weighted average interest rate on borrowings under our revolving credit facility was 1.92% on January 19, 2016, the last day on which borrowings were outstanding under such facility. We expect to borrow under our revolving credit facility in the future. Any significant reduction in our borrowing base as a result of such borrowing base redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations and, as a result, may have a material adverse effect on our financial position, results of operation and cash flow. Further if, the outstanding borrowings under our revolving credit facility were to exceed the borrowing base as a result of any such redetermination, we would be required to repay the excess. We may not have sufficient funds to make such repayments. If we do not have sufficient funds and we are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial indebtedness.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the senior notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. However, we cannot assure you that undertaking alternative financing plans, if necessary, would allow us to meet our debt obligations. In the absence of such cash flows, we could have substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our revolving credit facility and the indentures governing the senior notes restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and have an adverse effect on our financial condition.

We may still be able to incur substantial additional indebtedness in the future, which could further exacerbate the risks that we and our subsidiaries face.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our revolving credit facility and the indentures governing the senior notes restrict, but in each case do not completely prohibit, us from doing so. As of December 31, 2016, our borrowing base under our revolving credit facility was set at $1.0 billion, of which we have elected a commitment amount of $500.0 million and we had no outstanding borrowings under this facility. As of December 31, 2016, Viper had $120.5 million in outstanding borrowings, and $154.5 million available for borrowing, under its revolving credit facility. In January 2017, Viper repaid its outstanding borrowings in full with a portion of the net proceeds from its public offering of common units. Further, the indentures governing the senior notes allow us to issue additional notes under certain circumstances which will also be guaranteed by the guarantors. The indentures governing the senior notes also allow us to incur certain other additional secured debt and allows us to have subsidiaries that do not guarantee the senior notes and which may incur additional debt, which would be structurally senior to the senior notes. In addition, the indentures governing the senior notes do not prevent us from incurring other liabilities that do not constitute indebtedness. If we or a guarantor incur any additional indebtedness that ranks equally with the senior notes (or with the guarantees thereof), including additional unsecured indebtedness or trade payables, the holders of that indebtedness will be entitled to share ratably with holders of the senior notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us or a guarantor. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

Our earnings are exposed to interest rate risk associated with borrowings under our revolving credit facility. The terms of our revolving credit facility provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.50% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. As of December 31, 2016, we had no borrowings outstanding under our revolving credit facility. Our weighted average interest rate on borrowings under our revolving credit facility was 1.92% on January 19, 2016, the last day on which borrowings were outstanding under such facility. Viper’s weighted average interest rate on borrowings from its revolving credit facility was 2.97% during the year ended December 31, 2016. As of December 31, 2016, Viper had $120.5 million in outstanding borrowings, and $154.5 million available for borrowing, under its revolving credit facility. In January 2017, Viper repaid its outstanding borrowings in full with a portion of the net proceeds from its public offering of common units, and had $275.0 million available for borrowing under its revolving credit facility. If interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.

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

We have engaged in transactions and expect to continue to engage in transactions with affiliated companies. These transactions include, among others, real property leased by us from Fasken Midland, LLC, an entity affiliated with Wexford, and the resolution of any conflicts that may arise in connection with such related party transactions, including pricing, duration or other terms of service, may not always be in our or our stockholders’ best interests because Wexford may have the ability to influence the outcome of these conflicts.

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

As of December 31, 2016, we had a net operating loss, or NOL, carry forward of approximately $139.1 million for federal income tax purposes. Transfers of our stock could result in an ownership change. In such a case, our ability to use the NOLs generated through the ownership change date could be limited. In general, the amount of NOLs we could use for any tax year after the date of the ownership change would be limited to the value of our stock (as of the ownership change date) multiplied by the long-term tax-exempt rate.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock
Our common stock is listed on the NASDAQ Global Select Market under the symbol “FANG”.

The following table sets forth the range of high and low sales prices of our common stock for the periods presented:

	High	Low
2016
1st Quarter	$79.87	$55.48
2nd Quarter	$96.01	$73.12
3rd Quarter	$99.69	$83.90
4th Quarter	$113.23	$88.74
2015
1st Quarter	$78.75	$55.53
2nd Quarter	$85.82	$73.36
3rd Quarter	$77.36	$60.28
4th Quarter	$82.19	$61.51

Holders of Record
There were six holders of record of our common stock on February 13, 2017.

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

Presented below is our historical financial data for the periods and as of the dates indicated. The historical financial data for the years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The historical financial data for the year ended December 31, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014	2013	2012(1)
Statements of Operations Data:
Total revenues	$527,107	$446,733	$495,718	$208,002	$74,962
Total costs and expenses	595,724	1,187,002	283,048	112,808	57,655
Income (loss) from operations	(68,617)	(740,269)	212,670	95,194	17,307
Other income (expense)	(96,099)	(8,831)	92,286	(8,853)	1,075
Income (loss) before income taxes	(164,716)	(749,100)	304,956	86,341	18,382
Provision for (benefit from) income taxes	192	(201,310)	108,985	31,754	54,903
Net income (loss)	(164,908)	(547,790)	195,971	54,587	(36,521)
Less: Net income attributable to non-controlling interest	126	2,838	2,216	—	—
Net income (loss) attributable to Diamondback Energy, Inc.	$(165,034)	$(550,628)	$193,755	$54,587	$(36,521)
Earnings per common share
Basic	$(2.20)	$(8.74)	$3.67	$1.30
Diluted	$(2.20)	$(8.74)	$3.64	$1.29
Weighted average common shares outstanding
Basic	75,077	63,019	52,826	42,015
Diluted	75,077	63,019	53,297	42,255
Pro forma information(2)
Income before income taxes, as reported					$18,382
Pro forma provision for income taxes					6,553
Pro forma net income					$11,829
Pro forma earnings per common share(3)
Basic					$0.60
Diluted					$0.60

	As of December 31,
(In thousands)	2016	2015	2014	2013	2012(1)
Balance Sheet Data:
Cash and cash equivalents	$1,666,574	$20,115	$30,183	$15,555	$26,358
Net property and equipment	3,390,857	2,597,625	2,791,807	1,446,337	554,242
Total assets	5,349,680	2,750,719	3,095,481	1,521,614	606,701
Current liabilities	209,342	141,421	266,729	121,320	79,232
Long-term debt	1,105,912	487,807	673,500	460,000	193
Total Stockholders’/ Members’ equity(4)	3,697,462	1,875,972	1,751,011	845,541	462,068
Total equity	4,018,292	2,108,973	1,985,213	—	—

	Year Ended December 31,
(In thousands)	2016	2015	2014	2013	2012(1)
Other Financial Data:
Net cash provided by operating activities	$332,080	$416,501	$356,389	$155,777	$49,692
Net cash used in investing activities	(1,310,242)	(895,050)	(1,481,997)	(940,140)	(183,078)
Net cash provided by financing activities	2,624,621	468,481	1,140,236	773,560	152,785

	Year Ended December 31,
(In thousands)	2016	2015	2014	2013	2012(1)
Consolidated Adjusted EBITDA(5)	$387,535	$449,245	$398,334	$157,604	$42,783

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

(4)
For the years ended December 31, 2016, 2015 and 2014, total stockholders’ equity excludes $320.8 million, $233.0 million and $234.2 million, respectively, of non-controlling interest related to Viper Energy Partners LP. There was no equity related to non-controlling interest for the years ended December 31, 2013 and 2012.

(5)
Consolidated Adjusted EBITDA is a supplemental non-GAAP financial measure. For our definition of Consolidated Adjusted EBITDA and a reconciliation of Consolidated Adjusted EBITDA to net income (loss) see “–Non-GAAP financial measure and reconciliation” below.

Non-GAAP financial measure and reconciliation

Consolidated Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Consolidated Adjusted EBITDA as net income (loss) plus non-cash loss on derivative instruments, net, interest expense, depreciation, depletion and amortization expense, impairment of oil and natural gas properties, non-cash equity-based compensation expense, capitalized equity-based compensation expense, asset retirement obligation accretion expense, income tax (benefit) provision and non-controlling interest. Consolidated Adjusted EBITDA is not a measure of net income (loss) as determined by GAAP. Management believes Consolidated Adjusted EBITDA is useful because it allows it to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We add the items listed above to net income (loss) in arriving at Consolidated Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Consolidated Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Consolidated Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Consolidated Adjusted EBITDA. Our computations of Consolidated Adjusted EBITDA may not be comparable to other similarly titled measure of other companies or to such measure in our revolving credit facility or any of our other contracts.

The following presents a reconciliation of the non-GAAP financial measure of Consolidated Adjusted EBITDA to the GAAP financial measure of net income (loss).

	Year Ended December 31,
(In thousands)	2016	2015	2014	2013	2012
Net income (loss)	$(164,908)	$(547,790)	$195,971	$54,587	$(36,521)
Non-cash (gain) loss on derivative instruments, net	26,522	112,918	(117,109)	(5,346)	(8,057)
Interest expense	40,684	41,510	34,515	8,059	3,610
Depreciation, depletion and amortization	178,015	217,697	170,005	66,597	26,273
Impairment of oil and natural gas properties	245,536	814,798	—	—	—
Non-cash equity-based compensation expense	33,532	24,572	14,253	2,724	3,482
Capitalized equity-based compensation expense	(7,079)	(6,043)	(4,437)	(972)	(1,005)
Asset retirement obligation accretion expense	1,064	833	467	201	98
Loss on extinguishment of debt	33,134	—	—	—	—
Income tax (benefit) provision	192	(201,310)	108,985	31,754	54,903
Non-controlling interest	843	(7,940)	(4,316)	—	—
Consolidated Adjusted EBITDA	$387,535	$449,245	$398,334	$157,604	$42,783

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

Overview

We are an independent oil and natural gas company focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. Our activities are primarily directed at the horizontal development of the Wolfcamp and Spraberry formations in the Midland Basin and the Wolfcamp and Bone Spring formations in the Delaware Basin. We intend to continue to develop our reserves and increase production through development drilling and exploitation and exploration activities on our multi-year inventory of identified potential drilling locations and through acquisitions that meet our strategic and financial objectives, targeting oil-weighted reserves. Substantially all of our revenues are generated through the sale of oil, natural gas liquids and natural gas production.

The following table sets forth our production data for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
Oil (Bbls)	73%	75%	76%
Natural gas (Mcf)	11%	11%	10%
Natural gas liquids (Bbls)	16%	14%	14%
	100%	100%	100%

On December 31, 2016, our net acreage position in the Permian Basin was approximately 105,894 net acres.

2016 Transactions and Recent Developments

Our Equity Offerings

In January 2016, we completed an underwritten public offering of 4,600,000 shares of common stock, which included 600,000 shares of common stock issued pursuant to an option to purchase additional shares granted to the underwriter. The stock was sold to the underwriter at $55.33 per share and we received proceeds of approximately $254.5 million from the sale of these shares of common stock, net of offering expenses and underwriting discounts and commissions, which we used to repay the borrowings outstanding under our revolving credit facility and to fund a portion of our exploration and development activities and for general corporate purposes.

In July 2016, we completed an underwritten public offering of 6,325,000 shares of common stock, which included 825,000 shares of common stock issued pursuant to an option to purchase additional shares granted to the underwriters. The stock was sold to the underwriters at $87.24 per share and we received proceeds of approximately $551.8 million from the sale of these shares of common stock, net of estimated offering expenses and underwriting discounts and commissions, which we used to fund a portion of the purchase price for the acquisition of certain leasehold interests and related assets in the Southern Delaware Basin.

In December 2016, we completed an underwritten public offering of 12,075,000 shares of common stock, which included 1,575,000 shares of common stock issued pursuant to an option to purchase additional shares granted to the underwriters. The stock was sold to the underwriters at $95.3025 per share and we received proceeds of approximately $1,150.8 million from the sale of these shares of common stock, net of estimated offering expenses and underwriting discounts and commissions. We intend to use these net proceeds, together with the net proceeds from our offering of the 2025 senior notes, cash on hand and other financing sources, to fund the cash consideration for the Pending Acquisition.

Viper’s Equity Offerings

In August 2016, Viper completed an underwritten public offering of 8,050,000 common units, which included 1,050,000 common units issued pursuant to an option to purchase additional common units granted to the underwriter. In this offering, we purchased 2,000,000 common units from the underwriter at $15.60 per unit, which is the price per common unit paid by the underwriter to Viper. Following this public offering, we had an approximate 83% limited partner interest in Viper. Viper received proceeds from this offering of approximately $125.0 million, net of estimated offering expenses and underwriting discounts and commissions, which Viper used to repay outstanding borrowings under Viper’s revolving credit facility and fund the acquisition of mineral interests.

In January 2017, Viper completed an underwritten public offering of 9,775,000 common units, which included 1,275,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. Following the January 2017 public offering, we had an approximate 74% limited partner interest in Viper. Viper received net proceeds from this offering of approximately $147.6 million, after deducting underwriting discounts and commissions and estimated offering expenses, of which Viper used $120.5 million to repay the outstanding borrowings under its revolving credit agreement and intends to use the remaining net proceeds for general partnership purposes, which may include additional acquisitions.
Senior Note Transactions

On October 28, 2016, we completed an offering of $500.0 million in aggregate principal amount of our 4.75% senior notes due 2024, which we refer to as the 2024 senior notes. We received approximately $496.0 million in net proceeds from the offering of the 2024 senior notes, which were used primarily to repurchase all of our outstanding 7.625% senior notes due 2021, which we refer to as the 2021 senior notes, accepted for purchase in a related tender offer, to pay fees and expenses thereof and to redeem the 2021 senior notes that remained outstanding after completion of the tender offer discussed below. We intend to use the remaining net proceeds from the offering of the 2024 senior notes for general corporate purposes, which may include the funding of a portion of the our capital development plans.

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

On December 20, 2016, we completed an offering of $500.0 million in aggregate principal amount of our 5.375% senior notes due 2025, which we refer to as the 2025 senior notes. We received approximately $495.8 million in net proceeds from the offering of the 2025 senior notes, which we intend to use, together with the net proceeds from our December 2016 underwritten public offering of common stock, cash on hand and other financing sources, to fund the cash consideration for the Pending Acquisition.

Our Recent Acquisition

On September 1, 2016, we acquired from an unrelated third party leasehold interests and related assets in the Southern Delaware Basin for an aggregate purchase price of $558.5 million. This transaction included approximately 26,797 gross (19,262 net) acres primarily in Reeves and Ward counties, 19 gross producing vertical wells, 11 gross producing horizontal wells, saltwater disposal and gathering infrastructure and other related assets. We estimate that there are 290 net potential horizontal drilling locations across four zones with an average lateral length of approximately 9,500 feet on this acreage. We financed this acquisition with the net proceeds of the July 2016 equity offering discussed above and cash on hand.

Our Pending Acquisition

On December 13, 2016, we entered into a definitive purchase and sale agreement with Brigham to acquire certain assets of Brigham, for aggregate consideration consisting of a purchase price of $1.62 billion in cash and the issuance of 7.69 million shares of our common stock to Brigham, subject to certain adjustments. See Item 1. “Business and Properties-Our Pending Acquisition” for additional information regarding this transaction.

Recent Acquisitions by Viper

During 2016, Viper acquired mineral interests underlying 61,679 gross (2,142 net royalty) acres in 63 transactions for an aggregate of approximately $205.7 million. Viper funded these acquisitions primarily with borrowings under its revolving credit facility and a portion of the net proceeds from its August 2016 offering of common units.

Operational Update

We are operating six rigs now and currently intend to operate between six and ten drilling rigs in 2017 across our asset base in the Midland and Delaware Basins. We plan to operate four to six of these rigs in the Midland Basin targeting horizontal development of the Wolfcamp and Spraberry formations, while the remainder of the rigs are expected to operate in the Delaware Basin targeting the Wolfcamp and Bone Spring formations following the closing of our Pending Acquisition, which is expected to occur in February 2017.

In the Midland Basin, we have drilled and completed multiple pads in Glasscock County with significant positive results and we anticipate continuing active development on this acreage with one rig in 2017, assuming commodity prices remain steady or increase further. We have also drilled and completed three three-well pads in Howard County targeting the Lower Spraberry, Wolfcamp A and Wolfcamp B formations with positive results, and plan to continue to operate one rig in this area. The remainder of our rigs in the Midland Basin will focus on our core development area in Midland County as well as our acreage in Southwest Martin County and Northeast Andrews County targeting the Spraberry and Wolfcamp formations.

In the Delaware Basin, we are currently drilling our first operated well in Ward County, and plan to operate one rig consistently on this acreage through 2017 targeting the Wolfcamp and Bone Spring formations. After the closing of our Pending Acquisition, which is expected to occur in February 2017, we plan to operate between one and three rigs on that asset targeting the Wolfcamp and Bone Spring formations as well.

We continue to focus on low cost operations and best in class execution. In doing so, we are focused on controlling oilfield service costs as our service providers seek to increase pricing after two years of declining service costs during the downturn in the oil market. To combat rising service costs, we have looked to lock in pricing for dedicated activity levels and will continue to seek opportunities to control additional well cost where possible. Our 2017 drilling and completion budget includes amount that we believe will cover potential increases in our service costs during the year.

2017 Capital Budget

We have currently budgeted a 2017 total capital spend of $800.0 million to $1.0 billion, consisting of $650.0 million to $825.0 million for horizontal drilling and completions including non-operated activity and $150.0 million to $175.0 million for infrastructure and other expenditures, but excluding the cost of any leasehold and mineral interest acquisitions. We expect to drill and complete 130 to 165 gross horizontal wells in 2017.

Operating Results Overview

The following table summarizes our average daily production for the periods presented:

	Year Ended December 31,
	2016	2015	2014
Oil (Bbls)/d	31,590	24,880	14,744
Natural Gas (Mcf)/d	29,313	21,729	11,907
Natural Gas Liquids (Bbls)/d	6,556	4,596	2,745
Total average production per day	43,031	33,098	19,474

Our average daily production for the year ended December 31, 2016 as compared to the year ended December 31, 2015 increased 9,933 BOE/d, or 30%.

During the year ended December 31, 2016, we drilled 73 gross (61 net) horizontal wells and two gross (one net) vertical wells and participated in the drilling of 19 gross (five net) non-operated wells in the Permian Basin.

Reserves and pricing

Ryder Scott prepared estimates of our proved reserves at December 31, 2016, 2015 and 2014 (which include estimated proved reserves attributable to Viper). The prices used to estimate proved reserves for all periods did not give effect to derivative transactions, were held constant throughout the life of the properties and have been adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.

	2016	2015	2014
Estimated Net Proved Reserves:
Oil (Bbls)	139,174,000	105,978,711	75,689,589
Natural gas (Mcf)	174,896,000	149,502,744	111,605,260
Natural gas liquids (Bbls)	37,134,000	26,004,144	18,541,932
Total (BOE)	205,457,333	156,899,979	112,832,398

	Unweighted Arithmetic Average
	First-Day-of-the-Month Prices
	2016	2015	2014
Oil (per Bbl)	$39.94	$45.07	$87.15
Natural gas (per Mcf)	$1.36	$1.83	$4.85
Natural gas liquids (per Bbl)	$12.91	$12.56	$30.09

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

The following table presents the sources of our revenues for the years presented:

	Year Ended December 31,
	2016	2015	2014
Revenues
Oil sales	89%	91%	91%
Natural gas sales	4%	4%	3%
Natural gas liquid sales	7%	5%	6%
	100%	100%	100%

Since our production consists primarily of oil, our revenues are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas liquids or natural gas prices. Oil, natural gas liquids and natural gas prices have historically been volatile. During 2016, WTI posted prices ranged from $26.19 to $54.01 per Bbl and the Henry Hub spot market price of natural gas ranged from $1.49 to $3.80 per MMBtu. On December 30, 2016, the WTI posted price for crude oil was $53.75 per Bbl and the Henry Hub spot market price of natural gas was $3.71 per MMBtu. Lower prices may not only decrease our revenues, but also potentially the amount of oil and natural gas that we can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be determined at the discretion of our lenders.

Principal components of our cost structure

Lease operating expenses. These are daily costs incurred to bring oil and natural gas out of the ground and to the market, together with the daily costs incurred to maintain our producing properties. Such costs also include maintenance, repairs and workover expenses related to our oil and natural gas properties.

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

General and administrative expenses. These are costs incurred for overhead, including payroll and benefits for our corporate staff, costs of maintaining our headquarters, costs of managing our production and development operations, franchise taxes, audit and other fees for professional services and legal compliance.

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

Impairment of oil and natural gas properties. This is the cost to reduce proved oil and gas properties to the calculated full cost ceiling value.

Other income (expense)

Interest income (expense). We have financed a portion of our working capital requirements, capital expenditures and acquisitions with borrowings under our revolving credit facility and our net proceeds from the issuance of the senior notes. We incur interest expense that is affected by both fluctuations in interest rates and our financing decisions. This amount reflects interest paid to our lender plus the amortization of deferred financing costs (including origination and amendment fees), commitment fees and annual agency fees net of interest received on our cash and cash equivalents.

Gain (loss) on derivative instruments, net. We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in the price of crude oil. This amount represents (i) the recognition of the change in the fair value of open non-hedge derivative contracts as commodity prices change and commodity derivative contracts expire or new ones are entered into, and (ii) our gains and losses on the settlement of these commodity derivative instruments.

Deferred tax assets (liabilities). We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized.

Results of Operations

The following table sets forth selected historical operating data for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except Bbl, Mcf and BOE amounts)
Revenues
Oil, natural gas liquids and natural gas	$527,107	$446,733	$495,718
Operating Expenses
Lease operating expenses	82,428	82,625	55,384
Production and ad valorem taxes	34,456	32,990	32,638
Gathering and transportation	11,606	6,091	3,288
Depreciation, depletion and amortization	178,015	217,697	170,005
Impairment of oil and natural gas properties	245,536	814,798	—
General and administrative expenses	42,619	31,968	21,266
Asset retirement obligation accretion expense	1,064	833	467
Total expenses	595,724	1,187,002	283,048
Income (loss) from operations	(68,617)	(740,269)	212,670
Interest income (expense)	(40,684)	(41,510)	(34,514)
Other income	3,064	728	677
Other expense	—	—	(1,416)
Gain (loss) on derivative instruments, net	(25,345)	31,951	127,539
Loss on extinguishment of debt	(33,134)	—	—
Total other income (expense), net	(96,099)	(8,831)	92,286
Income (loss) before income taxes	(164,716)	(749,100)	304,956
Provision for (benefit from) income taxes	192	(201,310)	108,985
Net income (loss)	(164,908)	(547,790)	195,971
Net income attributable to non-controlling interest	126	2,838	2,216
Net income (loss) attributable to Diamondback Energy, Inc.	$(165,034)	$(550,628)	$193,755

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except Bbl, Mcf and BOE amounts)
Production Data:
Oil (Bbls)	11,561,921	9,081,135	5,381,576
Natural gas (Mcf)	10,728,442	7,931,237	4,345,916
Natural gas liquids (Bbls)	2,399,441	1,677,623	1,001,991
Combined volumes (BOE)	15,749,436	12,080,631	7,107,886
Daily combined volumes (BOE/d)	43,031	33,098	19,474

Average Prices:
Oil (per Bbl)	$40.70	$44.68	$83.48
Natural gas (per Mcf)	2.10	2.47	4.15
Natural gas liquids (per Bbl)	14.20	12.77	28.39
Combined (per BOE)	33.47	36.98	69.74
Oil, hedged($ per Bbl)(1)	40.80	60.63	85.42
Average price, hedged($ per BOE)(1)	33.54	48.97	71.21

Average Costs per BOE:
Lease operating expense	$5.23	$6.84	$7.79
Production and ad valorem taxes	2.19	2.73	4.59
Gathering and transportation expense	0.74	0.50	0.46
General and administrative - cash component	1.03	1.11	1.61
Total operating expense - cash	$9.19	$11.18	$14.45

General and administrative - non-cash component	$1.68	$1.54	$1.38
Depreciation, depletion, and amortization	11.30	18.02	23.92
Interest expense	2.58	3.44	4.86
Total expenses	$15.56	$23.00	$30.16

Average realized oil price ($/Bbl)	$40.70	$44.68	$83.48
Average NYMEX ($/Bbl)	$43.29	$48.66	$93.17
Differential to NYMEX	$(2.59)	$(3.98)	$(9.69)
Average realized oil price to NYMEX	94%	92%	90%

Average realized natural gas price ($/Mcf)	$2.10	$2.47	$4.15
Average NYMEX ($/Mcf)	$2.52	$2.62	$4.37
Differential to NYMEX	$(0.42)	$(0.15)	$(0.22)
Average realized natural gas price to NYMEX	83%	94%	95%

Average realized natural gas liquids price ($/Bbl)	$14.20	$12.77	$28.39
Average NYMEX oil price ($/Bbl)	$43.29	$48.66	$93.17
Average realized natural gas liquids price to NYMEX oil price	33%	26%	30%

(1)
Hedged prices reflect the effect of our commodity derivative transactions on our average sales prices. Our calculation of such effects include realized gains and losses on cash settlements for commodity derivatives, which we do not designate for hedge accounting.

Comparison of the Years Ended December 31, 2016 and 2015

Oil, Natural Gas Liquids and Natural Gas Revenues. Our oil, natural gas liquids and natural gas revenues increased by approximately $80.4 million, or 18%, to $527.1 million for the year ended December 31, 2016 from $446.7 million for the year ended December 31, 2015. Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 9,933 BOE/d to 43,031 BOE/d during the year ended December 31, 2016 from 33,098 BOE/d during the year ended December 31, 2015. The total increase in revenue of approximately $80.4 million is largely attributable to higher oil, natural gas liquids and natural gas production volumes partially offset by lower average sales prices for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increases in production volumes were due to a combination of increased drilling activity and growth through acquisitions. Our production increased by 2,480,786 Bbls of oil, 721,818 Bbls of natural gas liquids and 2,797,205 Mcf of natural gas for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

The net dollar effect of the decreases in prices of approximately $46.6 million (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas liquids and natural gas) and the net dollar effect of the increase in production of approximately $126.9 million (calculated as the increase in period-to-period volumes for oil, natural gas liquids and natural gas multiplied by the period average prices) are shown below.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$(3.98)	11,561,921	$(46,031)
Natural gas liquids	$1.43	2,399,441	$3,431
Natural gas	$(0.37)	10,728,442	$(3,970)
Total revenues due to change in price			$(46,570)

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	2,480,786	$44.68	$110,815
Natural gas liquids	721,818	$12.77	$9,219
Natural gas	2,797,205	$2.47	$6,910
Total revenues due to change in production volumes			$126,944
Total change in revenues			$80,374

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas.

Lease Operating Expenses. Lease operating expenses were $82.4 million ($5.23 per BOE) for the year ended December 31, 2016, a decrease of $0.2 million from $82.6 million ($6.84 per BOE) for the year ended December 31, 2015. The decrease is a result of efficiencies we achieved in our field operations. Upon becoming the operator of wells acquired in our acquisitions, we seek to achieve the efficiencies in those wells that we have established with our existing portfolio of wells.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased to $34.5 million for the year ended December 31, 2016 from $33.0 million for the year ended December 31, 2015. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. The increase in production and ad valorem taxes during the year ended December 31, 2016 as compared to 2015 was primarily due to an increase in our production taxes as a result of increased production partially offset by lower ad valorem taxes.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased $39.7 million, or 18%, from $217.7 million for the year ended December 31, 2015 to $178.0 million for the year ended December 31, 2016.

The following table provides components of our depreciation, depletion and amortization expense for the periods presented:

	Year Ended December 31,
	2016	2015
	(in thousands, except BOE amounts)
Depletion of proved oil and natural gas properties	$176,369	$216,056
Depreciation of other property and equipment	1,646	1,641
Depreciation, depletion and amortization expense	$178,015	$217,697
Oil and natural gas properties depreciation, depletion and amortization expense per BOE	$11.23	$17.84
Total depreciation, depletion and amortization expense per BOE	$11.30	$18.02

The decreases in depletion of proved oil and natural gas properties of $39.7 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 resulted primarily from the impairment of oil and gas properties recorded in 2016.

Impairment of Oil and Natural Gas Properties. During the years ended December 31, 2016 and 2015, we recorded impairments of oil and gas properties of $245.5 million and $814.8 million, respectively, as a result of the significant decline in commodity prices, which resulted in a reduction of the discounted present value of our proved oil and natural gas reserves.

General and Administrative Expenses. General and administrative expenses increased $10.7 million from $32.0 million for the year ended December 31, 2015 to $42.6 million for the year ended December 31, 2016. The increase was due to increases in salaries and benefits expense as a result of an increase in workforce and equity-based compensation.

Interest Income (Expense). Interest income (expense) for the year ended December 31, 2016 was $40.7 million as compared to $41.5 million for the year ended December 31, 2015, a decrease of $0.8 million. This decrease was due primarily to the lower average level of outstanding borrowings under our credit facility during 2016.

Gain (Loss) on Derivative Instruments, Net. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.” For the years ended December 31, 2016 and 2015, we had a cash gain on settlement of derivative instruments of $1.2 million and $144.9 million, respectively. For the year ended December 31, 2016 and 2015, we had a negative change in the fair value of open derivative instruments of $26.5 million and $112.9 million, respectively.

Provision for (Benefit from) Income Taxes. We recorded an income tax expense of $0.2 million for the year ended December 31, 2016 as compared to an income tax benefit of $201.3 million for the year ended December 31, 2015. Our effective tax rate was 0.1% for the year ended December 31, 2016 as compared to 26.9% for the year ended December 31, 2015.

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

Lease Operating Expenses. Lease operating expenses was $82.6 million ($6.84 per BOE) for the year ended December 31, 2015, an increase of $27.2 million, or 49%, from $55.4 million ($7.79 per BOE) for the year ended December 31, 2014. The increase is due to increased drilling activity and acquisitions, which resulted in 169 additional producing wells for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Upon becoming the operator of wells acquired in our acquisitions, we seek to achieve the efficiencies in those wells that we have established with our existing portfolio of wells.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased to $33.0 million for the year ended December 31, 2015 from $32.6 million for the year ended December 31, 2014. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. During the year ended December 31, 2015, our production taxes per BOE decreased by $1.86 as compared to the year ended December 31, 2014, primarily reflecting the impact of lower oil and natural gas prices on production taxes in 2015, offset by an increased production as a result of our acquisitions and drilling.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $47.7 million, or 28%, from $170.0 million for the year ended December 31, 2014 to $217.7 million for the year ended December 31, 2015.

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

Impairment of Oil and Natural Gas Properties. During the year ended December 31, 2015, we recorded an impairment of oil and natural gas properties of $814.8 million as a result of the significant decline in prices in 2015. No impairment was recorded during the year ended December 31, 2014.

General and Administrative Expenses. General and administrative expenses increased $10.7 million from $21.3 million for the year ended December 31, 2014 to $32.0 million for the year ended December 31, 2015. The increase was due to increases in salaries and benefits expense as a result of an increase in workforce and equity-based compensation.

Interest Income (Expense). Interest income (expense) for the year ended December 31, 2015 was $41.5 million as compared to $34.5 million for the year ended December 31, 2014, an increase of $7.0 million. This increase was due primarily to the higher average level of outstanding borrowings under our credit facility during 2015.

Gain (Loss) on Derivative Instruments, Net. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.” For the years ended December 31, 2015 and 2014, we had a cash gain on settlement of derivative instruments of $144.9 million and $10.4 million, respectively. For the year ended December 31, 2015, we had a negative change in the fair value of open derivative instruments of $112.9 million as compared to a positive change in the fair value of open derivative instruments of $117.1 million during the year ended December 31, 2014.

Provision for (Benefit from) Income Taxes. We recorded an income tax benefit of $201.3 million for the year ended December 31, 2015 as compared to an income tax expense of $109.0 million for the year ended December 31, 2014. Our effective tax rate was 26.9% for the year ended December 31, 2015 as compared to 35.7% for the year ended December 31, 2014.

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

Liquidity and Cash Flow

Our cash flows for the years ended December 31, 2016, 2015 and 2014 are presented below:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$332,080	$416,501	$356,389
Net cash used in investing activities	(1,310,242)	(895,050)	(1,481,997)
Net cash provided by financing activities	$2,624,621	$468,481	$1,140,236
Net change in cash	$1,646,459	$(10,068)	$14,628

Operating Activities

Net cash provided by operating activities was $332.1 million for the year ended December 31, 2016 as compared to $416.5 million for the year ended December 31, 2015. The decrease in operating cash flows is primarily the result of a higher gain on settlement of derivative instruments during the year ended December 31, 2015 as compared to the year ended December 31, 2016.

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

Investing Activities

The purchase and development of oil and natural gas properties accounted for the majority of our cash outlays for investing activities. We used cash for investing activities of $1,310.2 million, $895.1 million and $1,482.0 million during the years ended December 31, 2016, 2015 and 2014 respectively.

During the year ended December 31, 2016, we spent $364.3 million on capital expenditures in conjunction with our drilling program, in which we drilled 73 gross (61 net) horizontal wells and two gross (one net) vertical wells and participated in the drilling of 19 gross (five net) non-operated wells, $611.3 million on leasehold acquisitions, $205.7 million on royalty interest acquisitions, $9.9 million for the purchase of other property and equipment and $121.4 million was placed in escrow as a deposit under the purchase agreement for the Pending Acquisition.

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

Our investing activities for the years ended December 31, 2016, 2015 and 2014 are summarized in the following table:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Drilling, completion and infrastructure	$(364,275)	$(419,512)	$(499,848)
Acquisition of leasehold interests	(611,280)	(437,455)	(845,826)
Acquisition of royalty interests	(205,721)	(43,907)	(57,689)
Purchase of other property and equipment	(9,891)	(1,213)	(44,213)
Proceeds from sale of assets	4,661	9,739	56
Funds held in escrow	(121,391)	—	—
Equity investments	(2,345)	(2,702)	(34,477)
Net cash used in investing activities	$(1,310,242)	$(895,050)	$(1,481,997)

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2016, 2015 and 2014 was $2,624.6 million, $468.5 million and $1,140.2 million, respectively. During the year ended December 31, 2016, the amount provided by financing activities was primarily attributable to the aggregate proceeds of $2.1 billion from our January, July and December 2016 equity offerings partially offset by repayments of net borrowings of $75.0 million under our credit facility. During the year ended

December 31, 2015, the amount provided by financing activities was primarily attributable to the aggregate proceeds from our January, May and August 2015 equity offerings of $650.7 million partially offset by repayments of net borrowings of $184.5 million under our credit facility. For the year ended December 31, 2014, the amount provided by financing activities was primarily attributable to the net proceeds of $208.4 million from our February 2014 equity offering, net proceeds of $137.2 million from the Viper Offering, net proceeds of $485.0 million from our July 2014 equity offering, net proceeds of $94.8 million from the Viper September 2014 equity offering and borrowings, net of repayment, of $213.5 million under our credit facility.

In addition, on January 24, 2017, Viper completed an underwritten public offering of 9,775,000 common units, resulting in approximately $147.6 million in net proceeds after deducting underwriting discounts and commissions and estimated offering expenses. Viper used $120.5 million to repay the outstanding borrowings under its revolving credit agreement and the balance will be used for general partnership purposes, which may include additional acquisitions. See “-Viper’s Equity Offerings” above.
2021 Senior Notes; Tender Offer and Redemption

In September 2013, we completed an offering of $450.0 million in aggregate principal amount of 7.625% senior unsecured notes due 2021, which we refer to as the 2021 senior notes. The 2021 senior notes bore interest at the rate of 7.625% per annum, payable semi-annually, in arrears on April 1 and October 1 of each year, were scheduled to mature on October 1, 2021 and were issued under an indenture among us, the subsidiary guarantors party thereto and Wells Fargo Bank, N.A., as the trustee, as amended and supplemented, or the 2021 indenture.

On October 21, 2016, we commenced a cash tender offer to purchase any and all of the 2021 senior notes, of which an aggregate of $450.0 million was outstanding as of that date. The tender offer expired on October 27, 2016 and settled on October 28, 2016. Holders of the 2021 senior notes that were validly tendered and accepted at or prior to the expiration time of the tender offer, or who delivered the 2021 senior notes pursuant to the guaranteed delivery procedures, received total cash consideration of $1,059.69 per $1,000 principal amount of notes, plus any accrued and unpaid interest up to, but not including, the settlement date. An aggregate of $330.1 million principal amount of the 2021 senior notes was validly tendered in the tender offer. The remaining 2021 senior notes that were not tendered in the tender offer were redeemed by us. The redemption payment included approximately $119.9 million of outstanding principal at a redemption price of 105.719% of the principal amount of the redeemed 2021 senior notes, plus accrued and unpaid interest thereon to the redemption date. Upon deposit of the redemption payment with the paying agent on October 28, 2016, the 2021 indenture was fully satisfied and discharged. The cash tender offer for the 2021 senior notes and redemption of the remaining 2021 senior notes were funded with a portion of the net proceeds from our offering of the 2024 senior notes discussed in more detail below.

2024 Senior Notes

On October 28, 2016, we issued $500.0 million in aggregate principal amount of 4.750% senior notes due 2024, which we refer to as the 2024 senior notes. The 2024 senior notes bear interest at a rate of 4.750% per annum, payable semi-annually, in arrears on May 1 and November 1 of each year, commencing on May 1, 2017 and will mature on November 1, 2024. All of our existing and future restricted subsidiaries that guarantee our revolving credit facility or certain other debt guarantee the 2024 senior notes, provided, however, that the 2024 senior notes are not guaranteed by Viper, Viper Energy Partners GP LLC, Viper Energy Partners LLC or White Fang Energy LLC, and will not be guaranteed by any of the our future unrestricted subsidiaries.

The 2024 senior notes were issued under, and are governed by, an indenture among us, the subsidiary guarantors party thereto and Wells Fargo, as the trustee, as supplemented. The 2024 indenture contains certain covenants that, subject to certain exceptions and qualifications, among other things, limit our ability and the ability of the restricted subsidiaries to incur or guarantee additional indebtedness, make certain investments, declare or pay dividends or make other distributions on capital stock, prepay subordinated indebtedness, sell assets including capital stock of restricted subsidiaries, agree to payment restrictions affecting our restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into transactions with affiliates, incur liens, engage in business other than the oil and gas business and designate certain of our subsidiaries as unrestricted subsidiaries.

We may on any one or more occasions redeem some or all of the 2024 senior notes at any time on or after November 1, 2019 at the redemption prices (expressed as percentages of principal amount) of 103.563% for the 12-month period beginning on November 1, 2019, 102.375% for the 12-month period beginning on November 1, 2020, 101.188% for the 12-month period beginning on November 1, 2021 and 100.000% beginning on November 1, 2022 and at any time thereafter with any accrued and unpaid interest to, but not including, the date of redemption. Prior to November 1, 2019, we may on any one or more occasions redeem all or a portion of the 2024 senior notes at a price equal to 100% of the principal amount of the 2024 senior notes plus a “make-whole” premium and accrued and unpaid interest to the redemption date. In addition, any time prior to November 1, 2019, we may on any one or more occasions redeem the 2024 senior notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the 2024 senior notes issued prior to such date at a redemption price of

104.750%, plus accrued and unpaid interest to the redemption date, with an amount equal to the net cash proceeds from certain equity offerings.

In connection with the issuance of the 2024 senior notes, we and the subsidiary guarantors entered into a registration rights agreement with the initial purchasers on October 28, 2016, pursuant to which we agreed to file a registration statement with respect to an offer to exchange the 2024 senior notes for a new issue of substantially identical debt securities registered under the Securities Act. Under the 2024 registration rights agreement, we also agreed to use its commercially reasonable efforts to have the registration statement declared effective by the SEC on or prior to the 360th day after the issue date of the 2024 senior notes and to keep the exchange offer open for not less than 30 days (or longer if required by applicable law). We may be required to file a shelf registration statement to cover resales of the 2024 senior notes under certain circumstances. If we fail to satisfy these obligations under the 2024 registration rights agreement, we agreed to pay additional interest to the holders of the 2024 senior notes as specified in the 2024 registration rights agreement.

2025 Senior Notes

On December 20, 2016, we issued $500.0 million in aggregate principal amount of 5.375% Senior Notes due 2025, which we refer to as the 2025 senior notes. We intend to use the net proceeds from this offering, together with the net proceeds from our December 2016 underwritten public offering of common stock, cash on hand and other financing sources, to fund the cash consideration for the Pending Acquisition discussed above. The 2025 senior notes bear interest at a rate of 5.375% per annum, payable semi-annually, in arrears on May 31 and November 30 of each year, commencing on May 31, 2017 and will mature on May 31, 2025. All of our existing and future restricted subsidiaries that guarantee our revolving credit facility or certain other debt guarantee the 2025 senior notes, provided, however, that the 2025 senior notes are not guaranteed by Viper, Viper Energy Partners GP LLC, Viper Energy Partners LLC or White Fang Energy LLC, and will not be guaranteed by any of our future unrestricted subsidiaries.
The 2025 senior notes were issued under an indenture, dated as of December 20, 2016, among us, the guarantors party thereto and Wells Fargo, as the trustee. The 2025 Indenture contains certain covenants that, subject to certain exceptions and qualifications, among other things, limit our ability and the ability of the restricted subsidiaries to incur or guarantee additional indebtedness, make certain investments, declare or pay dividends or make other distributions on capital stock, prepay subordinated indebtedness, sell assets including capital stock of restricted subsidiaries, agree to payment restrictions affecting our restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into transactions with affiliates, incur liens, engage in business other than the oil and gas business and designate certain of our subsidiaries as unrestricted subsidiaries.
We may on any one or more occasions redeem some or all of the 2025 senior notes at any time on or after May 31, 2020 at the redemption prices (expressed as percentages of principal amount) of 104.031% for the 12-month period beginning on May 31, 2020, 102.688% for the 12-month period beginning on May 31, 2021, 101.344% for the 12-month period beginning on May 31, 2022 and 100.000% beginning on May 31, 2023 and at any time thereafter with any accrued and unpaid interest to, but not including, the date of redemption. Prior to May 31, 2020, we may on any one or more occasions redeem all or a portion of the 2025 senior notes at a price equal to 100% of the principal amount of the 2025 senior notes plus a “make-whole” premium and accrued and unpaid interest to the redemption date. In addition, any time prior to May 31, 2020, we may on any one or more occasions redeem the 2025 senior notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the 2025 senior notes issued prior to such date at a redemption price of 105.375%, plus accrued and unpaid interest to the redemption date, with an amount equal to the net cash proceeds from certain equity offerings.

In connection with the issuance of the 2025 senior notes, we and the subsidiary guarantors entered into a registration rights agreement with the initial purchasers on December 20, 2016, pursuant to which we agreed to file a registration statement with respect to an offer to exchange the 2025 senior notes for a new issue of substantially identical debt securities registered under the Securities Act. Under the 2025 registration rights agreement, we also agreed to use its commercially reasonable efforts to have the registration statement declared effective by the SEC on or prior to the 360th day after the issue date of the 2025 senior notes and to keep the exchange offer open for not less than 30 days (or longer if required by applicable law). We may be required to file a shelf registration statement to cover resales of the 2025 senior notes under certain circumstances. If we fail to satisfy these obligations under the 2025 registration rights agreement, we agreed to pay additional interest to the holders of the 2025 senior notes as specified in the 2025 registration rights agreement.

Second Amended and Restated Credit Facility

Our second amended and restated credit agreement, dated November 1, 2013, as amended, with a syndicate of banks, including Wells Fargo, as administrative agent, sole book runner and lead arranger, provides for a revolving credit facility in the maximum amount of $2.0 billion. As of December 31, 2016, the borrowing base was set at $1.0 billion, although we had elected a commitment amount of $500.0 million. As of December 31, 2016, we had no outstanding borrowings and $500.0 million available for future borrowings under this facility.

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

The covenant prohibiting additional indebtedness, as amended in December 2016, allows for the issuance of unsecured debt of up to $1.0 billion in the form of senior or senior subordinated notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be repaid. As of December 31, 2016, we had $1.0 billion in aggregate principal amount of senior notes outstanding. See “–2025 Senior Notes”, “–2024 Senior Notes” and “–2021 Senior Note; Tender Offer and Redemption.”

As of December 31, 2016, we were in compliance with all financial covenants under our revolving credit facility. The lenders may accelerate all of the indebtedness under our revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of our revolving credit facility generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

Viper’s Facility-Wells Fargo Bank

Viper is a party to a $500.0 million secured revolving credit agreement, dated as of July 8, 2014, as amended, with Wells Fargo as the administrative agent, sole book runner and lead arranger, and certain other lenders party thereto. The credit agreement matures on July 8, 2019. On August 5, 2016, Viper repaid $78.0 million of its outstanding borrowings with a portion of the proceeds from its August 2016 public offering of common units and, as of December 31, 2016, the borrowing base was set at $275.0 million and Viper had $120.5 million in outstanding borrowings under the credit agreement. Upon completion of Viper’s January 2017 underwritten public offering of common units, Viper repaid all of the outstanding borrowings under its revolving credit agreement, and as of February 13, 2017, had no borrowings outstanding under this facility.

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

Capital Requirements and Sources of Liquidity

Our board of directors approved a 2017 capital budget for drilling and infrastructure of $800.0 million to $1.0 billion, representing an increase of 132% over our 2016 capital budget. We estimate that, of these expenditures, approximately:

•
$650.0 million to $825.0 million will be spent on drilling and completing 130 to 165 gross (110 to 140 net) horizontal wells focused in Midland, Andrews, Upton, Martin and Dawson Counties and participating in non-operated activity; and

•	$150.0 million to $175.0 million will be spent on infrastructure and other expenditures, excluding the cost of any leasehold and mineral interest acquisitions.

During the year ended December 31, 2016, our aggregate capital expenditures for drilling and infrastructure were $364.3 million. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted. During the year ended December 31, 2016, we spent approximately $611.3 million on acquisitions of leasehold interests.

The amount and timing of these capital expenditures are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. With recent improvement in oil prices, we are currently operating six horizontal rigs and two completion crews. We will continue monitoring commodity prices and overall market conditions and can adjust our rig cadence up or down in response to changes in commodity prices and overall market conditions.

Based upon current oil and natural gas price and production expectations for 2017, we believe that our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our operations through year-end 2017. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. Further, our 2017 capital expenditure budget does not allocate any funds for leasehold and mineral interest acquisitions.

We monitor and adjust our projected capital expenditures in response to success or lack of success in drilling activities, changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, contractual obligations, internally generated cash flow and other factors both within and outside our control. If we require additional capital, we may seek such capital through traditional reserve base borrowings, joint venture partnerships, production payment financing, asset sales, offerings of debt and or equity securities or other means. We cannot assure you that the needed capital will be available on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our drilling programs, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves. Further, if the decline in commodity prices continue, our revenues, cash flows, results of operations, liquidity and reserves may be materially and adversely affected.

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 31, 2016:

	Payments Due by Period
	2017	2018-2019	2020-2021	Thereafter	Total
	(in thousands)
Secured revolving credit facility(1)	$—	$—	$—	$—	$—
Interest expense related to the secured revolving credit facility	3,750	2,188	—	—	$5,938
Senior notes	—	—	—	1,000,000	$1,000,000
Interest expense related to the senior notes(2)	50,625	101,250	101,250	159,100	$412,225
Viper's secured revolving credit facility(1)	—	120,500	—	—	$120,500
Interest and commitment fees under Viper's credit agreement(3)	1,031	1,562	—	—	$2,593
Asset retirement obligations (4)	1,288	—	—	16,134	$17,422
Drilling commitments(5)	27,817	28,489	—	—	$56,306
Operating lease obligations	2,468	4,710	4,294	10,070	$21,542
	$86,979	$258,699	$105,544	$1,185,304	$1,636,526

(1)
Includes the outstanding principal amount under the revolving credit facilities, the table does not include interest expense or other fees payable under this floating rate facility as we cannot predict the timing of future borrowings and repayments or interest rates to be charged.

(2)	Interest represents the scheduled cash payments on the senior notes.

(3)
Includes only the minimum amount of interest and commitment fees due which, as of December 31, 2016, includes a commitment fee equal to 0.375% per year of the unused portion of the borrowing base of Viper’s credit agreement.

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

(5)	Drilling commitments represent future minimum expenditure commitments for drilling rig services under contracts to which the Company was a party on December 31, 2016.

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

Oil and natural gas reserve quantities and standardized measure of future net revenue

Our independent engineers and technical staff prepare our estimates of oil and natural gas reserves and associated future net revenues. The SEC has defined proved reserves as the estimated quantities of oil and gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. The process of estimating oil and natural gas reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates. If such changes are material, they could significantly affect future amortization of capitalized costs and result in impairment of assets that may be material.

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

Revenue recognition

Oil and natural gas revenues are recorded when title passes to the purchaser, net of royalty interests, discounts and allowances, as applicable. We account for oil and natural gas production imbalances using the sales method, whereby a liability is recorded when our volumes exceed our estimated remaining recoverable reserves. No receivables are recorded for those wells where we have taken less than our ownership share of production. We did not have any gas imbalances as of December 31, 2016, 2015 and 2014. Revenues from oil and natural gas services are recognized as services are provided.

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

Derivatives

From time to time, we have used energy derivatives for the purpose of mitigating the risk resulting from fluctuations in the market price of crude oil and natural gas. We recognize all of our derivative instruments as either assets or liabilities at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further on the type of hedging relationship. None of our derivatives were designated as hedging instruments during the years ended December 31, 2016, 2015 and 2014. For derivative instruments not designated as hedging instruments, changes in the fair value of these instruments are recognized in earnings during the period of change.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”. This update supersedes most of the existing revenue recognition requirements in GAAP and requires (i) an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services and (ii) requires expanded disclosures regarding the nature, amount, timing and certainty of revenue and cash flows from contracts with customers. The standard will be effective for annual and interim reporting periods beginning after December 15, 2017, with early application permitted for annual reporting period beginning after December 31, 2016. The standard allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. We are currently evaluating the impact of this standard; however, we do not believe this standard will have a material impact on our consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, “Interest–Imputation of Interest”. This update requires that debt issuance costs related to a recognized debt liability (except costs associated with revolving debt arrangements) be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount, to simplify the presentation of debt issuance costs. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015. We retrospectively adopted this new standard effective January 1, 2016. Adoption of this standard only affects the presentation of our consolidated balance sheets and did not have a material impact on our consolidated financial statements.

In January 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-01, “Financial Instruments–Overall”. This update applies to any entity that holds financial assets or owes financial liabilities. This update requires equity investments (except for those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This update will be effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. Entities should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. While this update will not have a direct impact on us, Viper will be required to mark its cost method investment to fair value with the adoption of this update.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, “Leases”. This update applies to any entity that enters into a lease, with some specified scope exemptions. Under this update, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. While there were no major changes to the lessor accounting, changes were made to align key aspects with the revenue recognition guidance. This update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Entities will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We believe the primary impact of adopting this standard will be the recognition of assets and liabilities on our balance sheet for current operating leases. We are still evaluating the impact of this standard.

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

In April 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-10, “Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing”. This update clarifies two principles of Accounting Standards Codification Topic 606: identifying performance obligations and the licensing implementation guidance. This standard has the same effective date as Accounting Standards Update 2016-08, the revenue recognition standard discussed above. The adoption of this standard is not expected to have a material impact on our financial position, results of operations and liquidity.

In May 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients”. This update applies only to the following areas from Accounting Standards Codification Topic 606: assessing the collectability criterion and accounting for contracts that do not meet the criteria for step 1, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration, contract modification at transition, completed contracts at transition and technical correction. This standard has the same effective date as Accounting Standards Update 2016-08, the revenue recognition standard discussed above. The adoption of this standard is not expected to have a material impact on our financial position, results of operations and liquidity.

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses”. This update affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We do not believe the adoption of this standard will have a material impact on our consolidated financial statements since we do not have a history of credit losses.

In August 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments”. This update apples to all entities that are required to present a statement of cash flows. This update provides guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. This update will be effective for financial statements issued for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years with early adoption permitted. This update should be applied using the retrospective transition method. Adoption of this standard will only affect the presentation of our cash flows and will not have a material impact on our consolidated financial statements.

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on results of operations for the years ended December 31, 2016, 2015 and 2014. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and we tend to experience inflationary pressure on the cost of oilfield services and equipment as increasing oil and gas prices increase drilling activity in our areas of operations.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2016. Please read Note 15 included in Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K, for a discussion of our commitments and contingencies, some of which are not recognized in the balance sheets under GAAP.

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

We use price swap derivatives, including basis swaps, to reduce price volatility associated with certain of our oil and natural gas sales. With respect to these fixed price swap contracts, the counterparty is required to make a payment to us if the settlement price for any settlement period is less than the swap price, and we are required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. Our derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on NYMEX WTI.

At December 31, 2016, we had a net liability derivative position of $22.6 million related to our price swap and price basis swap derivatives, as compared to a net asset derivative position of $4.6 million as of December 31, 2015 related to our price swap and price basis swap derivatives. Utilizing actual derivative contractual volumes under our fixed price swaps and fixed price basis swaps as of December 31, 2016, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position to $40.7 million, an increase of $18.0 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability derivative position to $4.6 million, a decrease of $18.0 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from joint interest receivables (approximately $49.5 million at December 31, 2016) and receivables from the sale of our oil and natural gas production (approximately $70.6 million at December 31, 2016).

We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the year ended December 31, 2016, three purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (45%); Koch Supply & Trading LP (15%); and Enterprise Crude Oil LLC (13%). For the year ended December 31, 2015, two purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (59%); and Enterprise Crude Oil LLC (15%). For the year ended December 31, 2014, two purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (64%); and Enterprise Crude Oil LLC (16%). No other customer accounted for more than 10% of our revenue during these periods.

Joint operations receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells. At December 31, 2016, we had three customers that represented approximately 75% of our total joint operations receivables. At December 31, 2015, we had five customer that represented approximately 73% of our total joint operations receivables.

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

As of December 31, 2016, we had no borrowings outstanding under our revolving credit facility. Our weighted average interest rate on borrowings under our revolving credit facility was 1.92% on January 19, 2016, the last day on which borrowings were outstanding under such facility. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $0.1 million based on the $11.0 million outstanding in the aggregate under our revolving credit facility as of such date.

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

As of December 31, 2016, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2016, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 2013 Internal Control-Integrated Framework, management did not identify any material weaknesses in the Company’s internal control over financial reporting and determined that the Company maintained effective internal control over financial reporting as of December 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued their report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2016. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting at December 31, 2016, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Diamondback Energy, Inc.

We have audited the internal control over financial reporting of Diamondback Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 15, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

February 15, 2017

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information as to Item 10 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2016.

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

ITEM 11.     EXECUTIVE COMPENSATION

Information as to Item 11 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to Item 12 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information as to Item 13 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information as to Item 14 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2016.

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

DIAMONDBACK ENERGY, INC.

Date:	February 15, 2017
/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven E. West	Chairman of the Board and Director	February 15, 2017
Steven E. West

/s/ Travis D. Stice	Chief Executive Officer and Director	February 15, 2017
Travis D. Stice	(Principal Executive Officer)

/s/ Michael P. Cross	Director	February 15, 2017
Michael P. Cross

/s/ David L. Houston	Director	February 15, 2017
David L. Houston

/s/ Mark L. Plaumann	Director	February 15, 2017
Mark L. Plaumann

/s/ Teresa L. Dick	Chief Financial Officer, Senior Vice President, and Assistant Secretary	February 15, 2017
Teresa L. Dick	(Principal Financial and Accounting Officer)

S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Diamondback Energy, Inc.

We have audited the accompanying consolidated balance sheets of Diamondback Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamondback Energy, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma

February 15, 2017

Diamondback Energy, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2016	2015
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$1,666,574	$20,115
Restricted cash	500	500
Accounts receivable:
Joint interest and other	49,476	41,309
Oil and natural gas sales	70,349	36,004
Related party	297	1,591
Inventories	1,983	1,728
Derivative instruments	—	4,623
Prepaid expenses and other	2,987	2,875
Total current assets	1,792,166	108,745
Property and equipment:
Oil and natural gas properties, full cost method of accounting ($1,730,519 and $1,106,816 excluded from amortization at December 31, 2016 and December 31, 2015, respectively)	5,160,261	3,955,373
Pipeline and gas gathering assets	8,362	7,174
Other property and equipment	58,290	48,621
Accumulated depletion, depreciation, amortization and impairment	(1,836,056)	(1,413,543)
Net property and equipment	3,390,857	2,597,625
Funds held in escrow	121,391	—
Derivative instruments	709	—
Other assets	44,557	44,349
Total assets	$5,349,680	$2,750,719
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$47,648	$20,008
Accounts payable-related party	1	217
Accrued capital expenditures	60,350	59,937
Other accrued liabilities	55,330	44,293
Revenues and royalties payable	23,405	16,966
Derivative instruments	22,608	—
Total current liabilities	209,342	141,421
Long-term debt	1,105,912	487,807
Asset retirement obligations	16,134	12,518
Total liabilities	1,331,388	641,746
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 90,143,934 issued and outstanding at December 31, 2016; 66,797,041 issued and outstanding at December 31, 2015	901	668
Additional paid-in capital	4,215,955	2,229,664
Accumulated deficit	(519,394)	(354,360)
Total Diamondback Energy, Inc. stockholders’ equity	3,697,462	1,875,972
Non-controlling interest	320,830	233,001
Total equity	4,018,292	2,108,973
Total liabilities and equity	$5,349,680	$2,750,719
See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Revenues:
Oil sales	$470,528	$405,715	$449,244
Natural gas sales	22,506	19,592	18,028
Natural gas liquid sales	34,073	21,426	28,446
Total revenues	527,107	446,733	495,718
Costs and expenses:
Lease operating expenses	82,428	82,625	55,384
Production and ad valorem taxes	34,456	32,990	32,638
Gathering and transportation	11,606	6,091	3,288
Depreciation, depletion and amortization	178,015	217,697	170,005
Impairment of oil and natural gas properties	245,536	814,798	—
General and administrative expenses (including non-cash equity-based compensation, net of capitalized amounts, of $26,453, $18,529 and $9,816 for the year ended December 31, 2016, 2015 and 2014, respectively)	42,619	31,968	21,266
Asset retirement obligation accretion expense	1,064	833	467
Total costs and expenses	595,724	1,187,002	283,048
Income (loss) from operations	(68,617)	(740,269)	212,670
Other income (expense):
Interest income (expense)	(40,684)	(41,510)	(34,514)
Other income	3,064	728	677
Other expense	—	—	(1,416)
Gain (loss) on derivative instruments, net	(25,345)	31,951	127,539
Loss on extinguishment of debt	(33,134)	—	—
Total other income (expense), net	(96,099)	(8,831)	92,286
Income (loss) before income taxes	(164,716)	(749,100)	304,956
Provision for (benefit from) income taxes	192	(201,310)	108,985
Net income (loss)	(164,908)	(547,790)	195,971
Net income attributable to non-controlling interest	126	2,838	2,216
Net income (loss) attributable to Diamondback Energy, Inc.	$(165,034)	$(550,628)	$193,755

Earnings per common share:
Basic	$(2.20)	$(8.74)	$3.67
Diluted	$(2.20)	$(8.74)	$3.64
Weighted average common shares outstanding:
Basic	75,077	63,019	52,826
Diluted	75,077	63,019	53,297
See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest
	Shares	Amount				Total

	(In thousands)
Balance December 31, 2013	47,106	$471	$842,557	$2,513	$—	$845,541
Net proceeds from issuance of common units - Viper Energy Partners LP	—	—	—	—	232,198	232,198
Unit-based compensation	—	—	—	—	2,102	2,102
Distribution to non-controlling interest	—	—	—	—	(2,314)	(2,314)
Stock-based compensation	—	—	12,152	—	—	12,152
Tax benefits related to stock-based compensation	—	—	(749)	—	—	(749)
Common shares issued in public offering, net of offering costs	9,200	92	689,390	—	—	689,482
Exercise of stock options and vesting of restricted stock units	518	5	7,075	—	—	7,080
Equity payment- Wexford Advisory Services (See Note 11)	64	1	3,749	—	—	3,750
Net income	—	—	—	193,755	2,216	195,971
Balance December 31, 2014	56,888	569	1,554,174	196,268	234,202	1,985,213
Unit-based compensation	—	—	—	—	3,929	3,929
Distribution to non-controlling interest	—	—	—	—	(7,968)	(7,968)
Stock-based compensation	—	—	20,645	—	—	20,645
Common shares issued in public offering, net of offering costs	9,488	94	649,979	—	—	650,073
Exercise of stock options and awards of restricted stock	421	5	4,866	—	—	4,871
Net income (loss)	—	—	—	(550,628)	2,838	(547,790)
Balance December 31, 2015	66,797	668	2,229,664	(354,360)	233,001	2,108,973
Net proceeds from issuance of common units - Viper Energy Partners LP	—	—	—	—	93,462	93,462
Unit-based compensation	—	—	—	—	3,815	3,815
Stock-based compensation	—	—	29,717	—	—	29,717
Distribution to non-controlling interest	—	—	—	—	(9,574)	(9,574)
Common shares issued in public offering, net of offering costs	23,000	229	1,956,079	—	—	1,956,308
Exercise of stock options and awards of restricted stock	347	4	495	—	—	499
Net income (loss)	—	—	—	(165,034)	126	(164,908)
Balance December 31, 2016	90,144	$901	$4,215,955	$(519,394)	$320,830	$4,018,292

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(164,908)	$(547,790)	$195,971
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (benefit from) deferred income taxes	—	(201,545)	108,985
Impairment of oil and natural gas properties	245,536	814,798	—
Asset retirement obligation accretion expense	1,064	833	467
Depreciation, depletion, and amortization	178,015	217,697	170,005
Amortization of debt issuance costs	2,717	2,601	2,125
Loss on early extinguishment of debt	33,134	—	—
Change in fair value of derivative instruments	26,522	112,918	(117,109)
Income from equity investment	(676)	—	—
Equity-based compensation expense	26,453	18,529	9,816
(Gain) loss on sale of assets, net	(61)	668	1,396
Changes in operating assets and liabilities:
Accounts receivable	(35,030)	8,998	(39,442)
Accounts receivable-related party	1,294	2,149	(2,699)
Restricted cash	—	—	(500)
Inventories	(255)	224	915
Prepaid expenses and other	(709)	(1,310)	(4,601)
Accounts payable and accrued liabilities	15,922	802	6,829
Accounts payable and accrued liabilities-related party	(216)	218	(17)
Accrued interest	(3,161)	(255)	3,473
Revenues and royalties payable	6,439	(13,034)	20,775
Net cash provided by operating activities	332,080	416,501	356,389
Cash flows from investing activities:
Additions to oil and natural gas properties	(362,450)	(419,241)	(494,708)
Additions to oil and natural gas properties-related party	(637)	(271)	(3,631)
Acquisition of royalty interests	(205,721)	(43,907)	(57,689)
Acquisition of leasehold interests	(611,280)	(437,455)	(845,826)
Additions to pipeline and gas gathering assets	(1,188)	—	(1,509)
Purchase of other property and equipment	(9,891)	(1,213)	(44,213)
Proceeds from sale of assets	4,661	9,739	56
Funds held in escrow	(121,391)	—	—
Equity investments	(2,345)	(2,702)	(34,477)
Net cash used in investing activities	(1,310,242)	(895,050)	(1,481,997)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	164,000	425,001	509,400
Repayment under credit facility	(89,000)	(603,001)	(295,900)
Proceeds from senior notes	1,000,000	—	—
Repayment of senior notes	(450,000)	—	—
Premium on extinguishment of debt	(26,561)	—	—
Debt issuance costs	(15,063)	(526)	(3,469)
Public offering costs	(1,182)	(586)	(2,994)
Proceeds from public offerings	2,051,503	650,688	928,432
Proceeds from exercise of stock options	498	4,873	7,081

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - Continued

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Distributions to non-controlling interest	(9,574)	(7,968)	(2,314)
Net cash provided by financing activities	2,624,621	468,481	1,140,236
Net increase (decrease) in cash and cash equivalents	1,646,459	(10,068)	14,628
Cash and cash equivalents at beginning of period	20,115	30,183	15,555
Cash and cash equivalents at end of period	$1,666,574	$20,115	$30,183

	Year Ended December 31,
	2016	2015	2014

	(In thousands)
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$38,177	$38,758	$31,621
Cash paid for income taxes	$192	$267	$—
Supplemental disclosure of non-cash transactions:
Change in accrued capital expenditures	$413	$(69,460)	$54,748
Capitalized stock-based compensation	$7,079	$6,043	$4,437

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

The wholly-owned subsidiaries of Diamondback, as of December 31, 2016, include Diamondback E&P LLC, a Delaware limited liability company, Diamondback O&G LLC, a Delaware limited liability company, Viper Energy Partners GP LLC, a Delaware limited liability company, and White Fang Energy LLC, a Delaware limited liability company. The consolidated subsidiaries include the wholly-owned subsidiaries as well as Viper Energy Partners LP, a Delaware limited partnership, and Viper Energy Partners LLC, a Delaware limited liability company.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation.

The Partnership is consolidated in the financial statements of the Company. As of December 31, 2016, the Company owned approximately 83% of the common units of the Partnership and the Company’s wholly owned subsidiary, Viper Energy Partners GP LLC, is the General Partner of the Partnership.

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

The Company evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods the Company considers reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Company’s estimates. Any effects on the Company’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include, but are not limited to, estimates of proved oil and natural gas reserves and related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas properties, asset retirement obligations, the fair value determination of acquired assets and liabilities, equity-based compensation, fair value estimates of commodity derivatives and estimates of income taxes.

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

Accounts receivable are stated at amounts due from joint interest owners or purchasers, net of an allowance for doubtful accounts when the Company believes collection is doubtful. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. No allowance was deemed necessary at December 31, 2016 or December 31, 2015.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, receivables, payables, derivatives and senior notes. The carrying amount of cash and cash equivalents, receivables and payables approximates fair value because of the short-term nature of the instruments. The fair value of the revolving credit facility approximates its carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and maturities. The fair value of the senior notes are determined using quoted market prices. Derivatives are recorded at fair value (see Note 14–Fair Value Measurements).

Oil and Natural Gas Properties

The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain internal costs, are capitalized and amortized on a composite unit of production method based on proved oil, natural gas liquids and natural gas reserves. Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. Costs, including related employee costs, associated with production and operation of the properties are charged to expense as incurred. All other

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

internal costs not directly associated with exploration and development activities are charged to expense as they are incurred. Sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, natural gas liquids and natural gas. Any income from services provided by subsidiaries to working interest owners of properties in which the Company also owns an interest, to the extent they exceed related costs incurred, are accounted for as reductions of capitalized costs of oil and natural gas properties proportionate to the Company’s investment in the subsidiary (see Note 7–Equity Method Investments). Depletion of evaluated oil and natural gas properties is computed on the units of production method, whereby capitalized costs plus estimated future development costs are amortized over total proved reserves. The average depletion rate per barrel equivalent unit of production was $11.23, $17.84 and $23.79 for the years ended December 31, 2016, 2015 and 2014, respectively. Depreciation, depletion and amortization expense for oil and natural gas properties was $176.4 million, $216.1 million and $168.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Under this method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the proved oil and natural gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the trailing 12-month unweighted average of the first-day-of-the-month price, adjusted for any contract provisions, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or non-cash writedown is required. During the years ended December 31, 2016 and 2015, the Company recorded impairments on proved oil and natural gas properties of $245.5 million and $814.8 million, respectively. No impairment on proved oil and natural gas properties was recorded for the year ended December 31, 2014.

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

Other Property and Equipment

Other property and equipment is recorded at cost. The Company expenses maintenance and repairs in the period incurred. Upon retirements or disposition of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet with the resulting gains or losses, if any, reflected in operations. Depreciation of other property and equipment is computed using the straight line method over their estimated useful lives, which range from three to fifteen years. Depreciation expense for other property and equipment was $1.6 million, $1.6 million and $1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Asset Retirement Obligations

The Company measures the future cost to retire its tangible long-lived assets and recognizes such cost as a liability for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset.

The Company records a liability relating to the retirement and removal of all assets used in their businesses. Asset retirement obligations represent the future abandonment costs of tangible assets, namely wells. The fair value of a liability for an asset’s retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made and the corresponding cost is capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount or if there is a change in the estimated liability, the difference is recorded in oil and natural gas properties.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Impairment of Long-Lived Assets

Other property and equipment used in operations are reviewed whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable from its estimated future undiscounted cash flows. An impairment loss is the difference between the carrying amount and fair value of the asset. The Company had no such impairment losses for the years ended December 31, 2016, 2015 and 2014, respectively.

Capitalized Interest

The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Capitalized interest cannot exceed gross interest expense. The Company capitalized interest of $5.3 million for the year ended December 31, 2014. The Company did not have any capitalized interest for the years ended December 31, 2016 and 2015.

Inventories

Inventories are stated at the lower of cost or market and consist of tubular goods and equipment at December 31, 2016 and 2015. The Company’s tubular goods and equipment are primarily comprised of oil and natural gas drilling or repair items such as tubing, casing and pumping units. The inventory is primarily acquired for use in future drilling or repair operations and is carried at lower of cost or market. “Market”, in the context of inventory valuation, represents net realizable value, which is the amount that the Company is allowed to bill to the joint accounts under joint operating agreements to which the Company is a party. As of December 31, 2016, the Company estimated that all of its tubular goods and equipment will be utilized within one year.

Debt Issuance Costs

Other assets included capitalized costs related to the credit facility of $8.2 million and $7.5 million, net of accumulated amortization of $4.9 million and $3.5 million, as of December 31, 2016 and 2015, respectively. Long-term debt included capitalized costs related to the senior notes of $14.8 million and $10.7 million, net of accumulated amortization of $0.2 million and $3.0 million, as of December 31, 2016 and 2015, respectively. The costs associated with the Senior Notes are being amortized over the term of the Senior Notes using the effective interest method. The costs associated with the Company’s credit facility are being amortized over the term of the facility.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2016	2015
	(In thousands)
Prepaid drilling liability	$21,595	$12,683
Interest payable	5,445	8,606
Lease operating expense payable	13,857	14,100
Ad valorem taxes payable	776	518
Current portion of asset retirement obligations	1,288	193
Other	12,369	8,193
Total other accrued liabilities	$55,330	$44,293

Revenue and Royalties Payable

For certain oil and natural gas properties, where the Company serves as operator, the Company receives production proceeds from the purchaser and further distributes such amounts to other revenue and royalty owners. Production proceeds that

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

the Company has not yet distributed to other revenue and royalty owners are reflected as revenue and royalties payable in the accompanying consolidated balance sheets. The Company recognizes revenue for only its net revenue interest in oil and natural gas properties.

Revenue Recognition

Oil and natural gas revenues are recorded when title passes to the purchaser, net of royalty interests, discounts and allowances, as applicable. The Company accounts for oil and natural gas production imbalances using the sales method, whereby a liability is recorded when the Company’s overtake volumes exceed its estimated remaining recoverable reserves. No receivables are recorded for those wells where the Company has taken less than its ownership share of production. The Company did not have any gas imbalances as of December 31, 2016 or December 31, 2015. Revenues from oil and natural gas services are recognized when services are provided.

Investments

Equity investments in which the Company exercises significant influence but does not control are accounted for using the equity method. Under the equity method, generally the Company’s share of investees’ earnings or loss is recognized in the statement of operations. The Company reviews its investments to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, the Company would recognize an impairment provision. There was no impairment for the Company’s equity investments for the years ended December 31, 2016, 2015 and 2014.

For additional information on the Company’s investments, see Note 7–Equity Method Investments.

Accounting for Equity-Based Compensation

The Company grants various types of stock-based awards including stock options and restricted stock units. The Partnership grants various unit-based awards including unit options and phantom units to employees, officers and directors of the General Partner and the Company who perform services for the Partnership. These plans and related accounting policies are defined and described more fully in Note 10–Equity-Based Compensation. Equity compensation awards are measured at fair value on the date of grant and are expensed, net of estimated forfeitures, over the required service period.

Concentrations

The Company is subject to risk resulting from the concentration of its crude oil and natural gas sales and receivables with several significant purchasers. For the year ended December 31, 2016, three purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (45%); Koch Supply & Trading LP (15%); and Enterprise Crude Oil LLC (13%). For the year ended December 31, 2015, two purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (59%); and Enterprise Crude Oil LLC (15%). For the year ended December 31, 2014, two purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (64%); and Enterprise Crude Oil LLC (16%). The Company does not require collateral and does not believe the loss of any single purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The Company is subject to margin tax in the state of Texas. During the years ended December 31, 2016, 2015 and 2014, there was no margin tax expense. The Company’s 2012, 2013, 2014, 2015 and 2016 federal income tax and state margin tax returns remain open to examination by tax authorities. As of December 31, 2016 and December 31, 2015, the Company had no unrecognized tax benefits that would have a material impact on the effective tax rate. The Company is continuing its practice of recognizing interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. During the years ended December 31, 2016, 2015 and 2014, there was no interest or penalties associated with uncertain tax positions recognized in the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”. This update supersedes most of the existing revenue recognition requirements in GAAP and requires (i) an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services and (ii) requires expanded disclosures regarding the nature, amount, timing and certainty of revenue and cash flows from contracts with customers. The standard will be effective for annual and interim reporting periods beginning after December 15, 2017, with early application permitted for annual reporting period beginning after December 31, 2016. The standard allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. The Company is currently evaluating the impact of this standard; however, it does not believe this standard will have a material impact on the Company’s consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, “Interest–Imputation of Interest”. This update requires that debt issuance costs related to a recognized debt liability (except costs associated with revolving debt arrangements) be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount, to simplify the presentation of debt issuance costs. This update is effective for financial statements issued for fiscal years beginning after December 15, 2015. The Company retrospectively adopted this new standard effective January 1, 2016. Adoption of this standard only affects the presentation of the Company’s consolidated balance sheets and did not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, “Leases”. This update applies to any entity that enters into a lease, with some specified scope exemptions. Under this update, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. While there were no major changes to the lessor accounting, changes were made to align key aspects with the revenue recognition guidance. This update will be effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. Entities will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company believes the primary impact of adopting this standard will be the recognition of assets and liabilities on the balance sheet for current operating leases. The Company is still evaluating the impact of this standard.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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

In May 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients”. This update applies only to the following areas from Accounting Standards Codification Topic 606: assessing the collectability criterion and accounting for contracts that do not meet the criteria for step 1, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration, contract modification at transition, completed contracts at transition and technical correction. This standard has the same effective date as Accounting Standards Update 2016-08, the revenue recognition standard discussed above. The adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations and liquidity.

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses”. This update affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not believe the adoption of this standard will have a material impact on the Company’s consolidated financial statements since the Company does not have a history of credit losses.

In August 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments”. This update apples to all entities that are required to present a statement of cash flows. This update provides guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. This update will be effective for financial statements issued for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years with early adoption permitted. This update should be applied using the retrospective transition method. Adoption of this standard will only affect the presentation of the Company’s cash flows and will not have a material impact on the Company’s consolidated financial statements.

3.    ACQUISITIONS
2016 Activity

On December 13, 2016, the Company entered into a definitive agreement with an unrelated third party leasehold interests and related assets in the Delaware Basin for an aggregate purchase price consisting of $1.62 billion in cash and 7.69 million shares of the Company’s common stock, subject to certain adjustments. This transaction includes approximately 93,761 gross

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

(76,319 net) acres primarily in Pecos and Reeves counties. The Company intends to fund this acquisition with net proceeds from the December 2016 equity offering discussed in Note 9, net proceeds from the December 2016 debt offering discussed in Note 8, cash on hand and other financing sources. As required by terms of the agreement the Company deposited $121.4 million in escrow to be applied to the cash portion of the purchase price at closing. This acquisition is expected to close by the end of February 2017.

On September 1, 2016, the Company acquired from an unrelated third party leasehold interests and related assets in the Southern Delaware Basin for an aggregate purchase price of $558.5 million. This transaction included approximately 26,797 gross (19,262 net) acres primarily in Reeves and Ward counties. The Company financed this acquisition with net proceeds from the July 2016 equity offering discussed in Note 9 and cash on hand.

2015 Activity

During 2015, the Company completed acquisitions from unrelated third party sellers of an aggregate of approximately 16,940 gross (12,672 net) acres in the Midland Basin, primarily in northwest Howard County, for an aggregate purchase price of approximately $437.5 million. The acquisitions were accounted for according to the acquisition method, which requires the recording of net assets acquired and consideration transferred at fair value. These acquisitions were funded with the net proceeds of the May 2015 equity offering discussed in Note 9–Capital Stock and Earnings Per Share and borrowings under the Company’s revolving credit facility discussed in Note 8–Debt.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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

Pro Forma Financial Information

The following unaudited summary pro forma consolidated statement of operations data of Diamondback for the year ended December 31, 2014 has been prepared to give effect to the February 27 and 28, 2014 acquisitions and the September 9, 2014 acquisition as if they had occurred on January 1, 2013. The pro forma data are not necessarily indicative of financial results that would have been attained had the acquisitions occurred on January 1, 2013. The pro forma data also necessarily exclude various operation expenses related to the properties and the financial statements should not be viewed as indicative of operations in future periods.

Pro Forma
(Unaudited)
Year Ended December 31, 2014

(in thousands)
Revenues	$541,103
Income from operations	224,382
Net income	201,257

4.    VIPER ENERGY PARTNERS LP

The Partnership is a publicly traded Delaware limited partnership, the common units of which are listed on the NASDAQ Global Market under the symbol “VNOM”. The Partnership was formed by Diamondback on February 27, 2014, to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. Viper Energy Partners GP LLC, a consolidated subsidiary of Diamondback, serves as the general partner of, and holds a non-economic general partner interest in, the Partnership. As of December 31, 2016,

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

the Company owned approximately 83% of the common units of the Partnership. Following Viper’s January 2017 underwritten public offering of common units, Diamondback owned approximately 74% of its outstanding common units.

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

In connection with the Viper Offering, Diamondback contributed all of the membership interests in Viper Energy Partners LLC to the Partnership in exchange for 70,450,000 common units. In addition, in connection with the closing of the Viper Offering, the Partnership agreed to distribute to Diamondback all cash and cash equivalents and the royalty income receivable on hand in the aggregate amount of approximately $11.3 million and the net proceeds from the Viper Offering. As of December 31, 2014, the Partnership had distributed $148.8 million to Diamondback and the Partnership recorded a payable balance of approximately $11.3 million. The contribution of Viper Energy Partners LLC to the Partnership was accounted for as a combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests. During the year ended December 31, 2016, the Partnership distributed $55.3 million to Diamondback in respect of its common units.

On September 19, 2014, the Partnership completed an underwritten public offering of 3,500,000 common units. The common units were sold to the public at $28.50 per unit and the Partnership received proceeds of approximately $94.8 million from the sale of these common units, net of offering expenses and underwriting discounts and commissions.

In August 2016, the Partnership completed an underwritten public offering of 8,050,000 common units, which included 1,050,000 common units issued pursuant to an option to purchase additional common units granted to the underwriter. In this offering, Diamondback purchased 2,000,000 common units from the underwriter at $15.60 per unit, which is the price per common unit paid by the underwriter to the Partnership. Following the August 2016 public offering, Diamondback had an approximate 83% limited partner interest in the Partnership. The Partnership received net proceeds from this offering of approximately $125.0 million, after deducting underwriting discounts and commissions and estimated offering expenses, which it used to fund an acquisition and repaid outstanding borrowings under its revolving credit facility. See also Note 16–Subsequent Events.
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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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

5.    PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	December 31,
	2016	2015
	(in thousands)
Oil and natural gas properties:
Subject to depletion	$3,429,742	$2,848,557
Not subject to depletion(1)	1,730,519	1,106,816
Gross oil and natural gas properties	5,160,261	3,955,373
Accumulated depletion	(687,685)	(512,144)
Accumulated impairment	(1,143,498)	(897,962)
Oil and natural gas properties, net	3,329,078	2,545,267
Pipeline and gas gathering assets	8,362	7,174
Other property and equipment	58,290	48,621
Accumulated depreciation	(4,873)	(3,437)
Property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$3,390,857	$2,597,625

Balance of acquisition costs not subject to depletion
Incurred in 2016	$790,234
Incurred in 2015	$384,584
Incurred in 2014	$453,480
Incurred in 2013	$47,645
Incurred in 2012	$54,576

(1)	There are no exploration costs, development costs or capitalized interest that are not subject to depletion at December 31, 2016.

The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain internal costs, are capitalized and amortized on a composite unit of production method based on proved oil, natural gas liquids and natural gas reserves. Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. Costs, including related employee costs, associated with production and operation of the properties are charged to expense as incurred. All other internal costs not directly associated with exploration and development activities are charged to expense as they are incurred. Capitalized internal costs were approximately $17.2 million $15.2 million and $11.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The inclusion of the Company’s unevaluated costs into the amortization base is expected to be completed within three to five years. Acquisition costs not currently being amortized are primarily related to unproved acreage that the Company plans to prove up through drilling. The majority of the Company’s acreage is held by production and the Company has no plans to let any acreage expire. Sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, natural gas liquids and natural gas.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Under this method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the proved oil and natural gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the trailing 12-month unweighted average of the first-day-of-the-month price, adjusted for any contract provisions, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or non-cash writedown is required.

As a result of the significant decline in prices during 2016 and 2015, the Company recorded non-cash ceiling test impairments for the years ended December 31, 2016 and 2015 of $245.5 million and $814.8 million, respectively, which are included in accumulated depletion. The impairment charge affected the Company’s reported net income but did not reduce its cash flow. In addition to commodity prices, the Company’s production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine its actual ceiling test calculation and impairment analysis in future periods.

6.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligations liability for the following periods:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Asset retirement obligations, beginning of period	$12,711	$8,486	$3,029
Additional liabilities incurred	637	594	703
Liabilities acquired	3,696	3,159	3,726
Liabilities settled	(711)	(292)	(27)
Accretion expense	1,064	833	467
Revisions in estimated liabilities	25	(69)	588
Asset retirement obligations, end of period	17,422	12,711	8,486
Less current portion	1,288	193	39
Asset retirement obligations - long-term	$16,134	$12,518	$8,447

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

7.    EQUITY METHOD INVESTMENTS

In October 2014, the Company paid $0.6 million for a 25% interest in HMW Fluid Management LLC, which was formed to develop, own and operate an integrated water management system to gather, store, process, treat, distribute and dispose of water to exploration and production companies operating in Midland, Martin and Andrews Counties, Texas. The board of this entity may also authorize the entity to offer these services to other counties in the Permian Basin and to pursue other business opportunities. For the years ended December 31, 2016 and 2015, the Company invested $2.3 million and $2.7 million, respectively, in this entity bringing its total investment to $6.3 million and $3.3 million at December 31, 2016 and 2015, respectively. The Company will retain a minority interest after all commitments are received. The entity was formed as a limited liability company and maintains a specific ownership account for each investor, similar to a partnership capital account structure. The Company accounts for this investment under the equity method of accounting.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

8.    DEBT
Long-term debt consisted of the following as of the dates indicated:

	December 31,
	2016	2015
	(in thousands)
7.625 % Senior Notes due 2021	$—	$450,000
4.750 % Senior Notes due 2024	500,000	—
5.375 % Senior Notes due 2025	500,000	—
Unamortized debt issuance costs	(14,588)	(7,693)
Revolving credit facility	—	11,000
Partnership revolving credit facility	120,500	34,500
Total long-term debt	$1,105,912	$487,807

2021 Senior Notes

On September 18, 2013, the Company completed an offering of $450.0 million in aggregate principal amount of 7.625% senior unsecured notes due 2021 (the “2021 Senior Notes”). The 2021 Senior Notes bore interest at the rate of 7.625% per annum, payable semi-annually, in arrears on April 1 and October 1 of each year, commencing on April 1, 2014 and were scheduled to mature on October 1, 2021. The net proceeds from the 2021 Senior Notes were used to fund the acquisition of mineral interests underlying approximately 14,804 gross (12,687 net) acres in Midland County, Texas in the Permian Basin.

The 2021 Senior Notes were issued under an indenture among the Company, the subsidiary guarantors party thereto and Wells Fargo, as the trustee, as supplemented (the “2021 Indenture”). The 2021 Indenture contained certain covenants that, subject to certain exceptions and qualifications, among other things, limited the Company’s ability and the ability of the restricted subsidiaries to incur or guarantee additional indebtedness, make certain investments, declare or pay dividends or make other distributions on, or redeem or repurchase, capital stock, prepay subordinated indebtedness, sell assets including capital stock of subsidiaries, agree to payment restrictions affecting the Company’s restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with affiliates, incur liens, engage in business other than the oil and gas business and designate certain of the Company’s subsidiaries as unrestricted subsidiaries.

Under the 2021 Indenture, the Company was given the option to redeem the 2021 Senior Notes, in whole or in part, at any time on or after October 1, 2016 at the redemption prices (expressed as percentages of principal amount) of 105.719% for the 12-month period beginning on October 1, 2016, 103.813% for the 12-month period beginning on October 1, 2017, 101.906% for the 12-month period beginning on October 1, 2018 and 100.000% beginning on October 1, 2019 and at any time thereafter with any accrued and unpaid interest to, but not including, the date of redemption.

Tender Offer and Redemption-Existing 2021 Senior Notes

On October 21, 2016, the Company commenced a cash tender offer to purchase any and all of its 2021 Senior Notes, which tender offer expired on October 27, 2016 and settled on October 28, 2016. Holders of the 2021 Senior Notes that were validly tendered and accepted at or prior to the expiration time of the tender offer, or who delivered the 2021 Senior Notes pursuant to the guaranteed delivery procedures, received total cash consideration of $1,059.69 per $1,000 principal amount of notes, plus any accrued and unpaid interest up to, but not including, the settlement date. An aggregate of $330.1 million principal amount of the 2021 Senior Notes was validly tendered in the tender offer. The remaining 2021 Senior Notes that were not tendered in the tender offer were redeemed by the Company. The redemption payment included approximately $119.9 million of outstanding principal at a redemption price of 105.719% of the principal amount of the redeemed 2021 Senior Notes, plus accrued and unpaid interest thereon to the redemption date. Upon deposit of the redemption payment with the paying agent on October 28, 2016, the 2021 Indenture was fully satisfied and discharged. The cash tender offer for the 2021 Senior Notes and redemption of the remaining 2021 Senior Notes were funded with a portion of the net proceeds from the offering of the 2024 Senior Notes in the aggregate principal amount of $500.0 million discussed in more detail below.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

2024 Senior Notes

On October 28, 2016, the Company issued $500.0 million in aggregate principal amount of 4.750% Senior Notes due 2024 (the “2024 Senior Notes”). The 2024 Senior Notes bear interest at a rate of 4.750% per annum, payable semi-annually, in arrears on May 1 and November 1 of each year, commencing on May 1, 2017 and will mature on November 1, 2024. All of the Company’s existing and future restricted subsidiaries that guarantee its revolving credit facility or certain other debt guarantee the 2024 Senior Notes, provided, however, that the 2024 Senior Notes are not guaranteed by the Partnership, the General Partner, Viper Energy Partners LLC or White Fang Energy LLC, and will not be guaranteed by any of the Company’s future unrestricted subsidiaries.

The 2024 Senior Notes were issued under, and are governed by, an indenture among the Company, the subsidiary guarantors party thereto and Wells Fargo, as the trustee, as supplemented (the “2024 Indenture”). The 2024 Indenture contains certain covenants that, subject to certain exceptions and qualifications, among other things, limit the Company’s ability and the ability of the restricted subsidiaries to incur or guarantee additional indebtedness, make certain investments, declare or pay dividends or make other distributions on capital stock, prepay subordinated indebtedness, sell assets including capital stock of restricted subsidiaries, agree to payment restrictions affecting the Company’s restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with affiliates, incur liens, engage in business other than the oil and gas business and designate certain of the Company’s subsidiaries as unrestricted subsidiaries.

The Company may on any one or more occasions redeem some or all of the 2024 Senior Notes at any time on or after November 1, 2019 at the redemption prices (expressed as percentages of principal amount) of 103.563% for the 12-month period beginning on November 1, 2019, 102.375% for the 12-month period beginning on November 1, 2020, 101.188% for the 12-month period beginning on November 1, 2021 and 100.000% beginning on November 1, 2022 and at any time thereafter with any accrued and unpaid interest to, but not including, the date of redemption. Prior to November 1, 2019, the Company may on any one or more occasions redeem all or a portion of the 2024 Senior Notes at a price equal to 100% of the principal amount of the 2024 Senior Notes plus a “make-whole” premium and accrued and unpaid interest to the redemption date. In addition, any time prior to November 1, 2019, the Company may on any one or more occasions redeem the 2024 Senior Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the 2024 Senior Notes issued prior to such date at a redemption price of 104.750%, plus accrued and unpaid interest to the redemption date, with an amount equal to the net cash proceeds from certain equity offerings.

In connection with the issuance of the 2024 Senior Notes, the Company and the subsidiary guarantors entered into a registration rights agreement (the “2024 Registration Rights Agreement”) with the initial purchasers on October 28, 2016, pursuant to which the Company agreed to file a registration statement with respect to an offer to exchange the 2024 Senior Notes for a new issue of substantially identical debt securities registered under the Securities Act. Under the 2024 Registration Rights Agreement, the Company also agreed to use its commercially reasonable efforts to have the registration statement declared effective by the SEC on or prior to the 360th day after the issue date of the 2024 Senior Notes and to keep the exchange offer open for not less than 30 days (or longer if required by applicable law). The Company may be required to file a shelf registration statement to cover resales of the 2024 Senior Notes under certain circumstances. If the Company fails to satisfy these obligations under the 2024 Registration Rights Agreement, it agreed to pay additional interest to the holders of the 2024 Senior Notes as specified in the 2024 Registration Rights Agreement.

2025 Senior Notes

On December 20, 2016, the Company issued $500.0 million in aggregate principal amount of 5.375% Senior Notes due 2025 (the “2025 Senior Notes”). The Company intends to use the net proceeds from this offering, together with the net proceeds from its December 2016 underwritten public offering of common stock discussed in more detail in Note 9-Capital Stock and Earnings Per Share, cash on hand and other financing sources, to fund the cash consideration for the Pending Acquisition discussed above. The 2025 Senior Notes bear interest at a rate of 5.375% per annum, payable semi-annually, in arrears on May 31 and November 30 of each year, commencing on May 31, 2017 and will mature on May 31, 2025. All of the Company’s existing and future restricted subsidiaries that guarantee its revolving credit facility or certain other debt guarantee the 2025 Senior Notes, provided, however, that the 2025 Senior Notes are not guaranteed by the Partnership, the General Partner, Viper Energy Partners LLC or White Fang Energy LLC, and will not be guaranteed by any of the Company’s future unrestricted subsidiaries.
The 2025 Senior Notes were issued under an indenture, dated as of December 20, 2016, among the Company, the guarantors party thereto and Wells Fargo Bank, as the trustee (the “2025 Indenture”). The 2025 Indenture contains certain covenants that,

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

subject to certain exceptions and qualifications, among other things, limit the Company’s ability and the ability of the restricted subsidiaries to incur or guarantee additional indebtedness, make certain investments, declare or pay dividends or make other distributions on capital stock, prepay subordinated indebtedness, sell assets including capital stock of restricted subsidiaries, agree to payment restrictions affecting the Company’s restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with affiliates, incur liens, engage in business other than the oil and gas business and designate certain of the Company’s subsidiaries as unrestricted subsidiaries.
The Company may on any one or more occasions redeem some or all of the 2025 Senior Notes at any time on or after May 31, 2020 at the redemption prices (expressed as percentages of principal amount) of 104.031% for the 12-month period beginning on May 31, 2020, 102.688% for the 12-month period beginning on May 31, 2021, 101.344% for the 12-month period beginning on May 31, 2022 and 100.000% beginning on May 31, 2023 and at any time thereafter with any accrued and unpaid interest to, but not including, the date of redemption. Prior to May 31, 2020, the Company may on any one or more occasions redeem all or a portion of the 2025 Senior Notes at a price equal to 100% of the principal amount of the 2025 Senior Notes plus a “make-whole” premium and accrued and unpaid interest to the redemption date. In addition, any time prior to May 31, 2020, the Company may on any one or more occasions redeem the 2025 Senior Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the 2025 Senior Notes issued prior to such date at a redemption price of 105.375%, plus accrued and unpaid interest to the redemption date, with an amount equal to the net cash proceeds from certain equity offerings.

In connection with the issuance of the 2025 Senior Notes, the Company and the subsidiary guarantors entered into a registration rights agreement (the “2025 Registration Rights Agreement”) with the initial purchasers on December 20, 2016, pursuant to which the Company agreed to file a registration statement with respect to an offer to exchange the 2025 Senior Notes for a new issue of substantially identical debt securities registered under the Securities Act. Under the 2025 Registration Rights Agreement, the Company also agreed to use its commercially reasonable efforts to have the registration statement declared effective by the SEC on or prior to the 360th day after the issue date of the 2025 Senior Notes and to keep the exchange offer open for not less than 30 days (or longer if required by applicable law). The Company may be required to file a shelf registration statement to cover resales of the 2025 Senior Notes under certain circumstances. If the Company fails to satisfy these obligations under the 2025 Registration Rights Agreement, it agreed to pay additional interest to the holders of the 2025 Senior Notes as specified in the 2025 Registration Rights Agreement.

The Company’s Credit Facility

On June 9, 2014, Diamondback O&G LLC, as borrower, entered into a first amendment and on November 13, 2014, Diamondback O&G LLC entered into a second amendment to the second amended and restated credit agreement, dated November 1, 2013 (the “credit agreement”). The first amendment modified certain provisions of the credit agreement to, among other things, allow one or more of the Company’s subsidiaries to be designated as “Unrestricted Subsidiaries” that are not subject to certain restrictions contained in the credit agreement. In connection with the Viper Offering, the Partnership, the General Partner and Viper Energy Partners LLC were designated as unrestricted subsidiaries under the credit agreement. As of December 31, 2016, the credit agreement was guaranteed by Diamondback, Diamondback E&P LLC and White Fang Energy LLC and will also be guaranteed by any future restricted subsidiaries of Diamondback. The credit agreement is also secured by substantially all of the assets of Diamondback O&G LLC, the Company and the other guarantors.

The second amendment increased the maximum amount of the credit facility to $2.0 billion, modified the dates and deadlines of the credit agreement relating to the scheduled borrowing base redeterminations based on the Company’s oil and natural gas reserves and other factors and added new provisions that allow the Company to elect a commitment amount that is less than its borrowing base as determined by the lenders. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, the Company may request up to three additional redeterminations of the borrowing base during any 12-month period. As of December 31, 2016, the borrowing base was set at $1.0 billion, of which the Company had elected a commitment amount of $500.0 million, and the Company had no outstanding borrowings.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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

The covenant prohibiting additional indebtedness, as amended in December 2016, allows for the issuance of unsecured debt of up to $1.0 billion in the form of senior or senior subordinated notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be repaid. As of December 31, 2016, the Company had $1.0 billion of senior unsecured notes outstanding.

As of December 31, 2016 and 2015, the Company was in compliance with all financial covenants under its revolving credit facility, as then in effect. The lenders may accelerate all of the indebtedness under the Company’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.

The Partnership’s Credit Agreement

The Partnership entered into a $500.0 million secured revolving credit agreement, dated as of July 8, 2014, as amended, with Wells Fargo, as the administrative agent, sole book runner and lead arranger, and certain other lenders party thereto. The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. As of December 31, 2016, the borrowing base was set at $275.0 million. The Partnership had $120.5 million outstanding under its credit agreement. Upon completion of Viper’s January 2017 underwritten public offering of common units, Viper repaid all of the outstanding borrowings under its revolving credit agreement and, as of February 13, 2017, had no borrowings outstanding under this facility.

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

Interest expense

The following amounts have been incurred and charged to interest expense for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Interest expense	$39,642	$40,221	$36,669
Less capitalized interest	—	—	(5,275)
Other fees and expenses	1,426	1,292	3,121
Total interest expense	$41,068	$41,513	$34,515
9.    CAPITAL STOCK AND EARNINGS PER SHARE

Diamondback completed the following equity offerings during the years ended December 31, 2016, 2015 and 2014:

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

In December 2016, the Company completed an underwritten public offering of 12,075,000 shares of common stock, which included 1,575,000 shares of common stock issued pursuant to an option to purchase additional shares granted to the underwriters. The stock was sold to the underwriters at $95.3025 per share and the Company received proceeds of approximately $1,150.8 million from the sale of these shares of common stock, net of estimated offering expenses and underwriting discounts and commissions.

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

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	2016
	Income	Shares	Per Share

	(in thousands, except per share amounts)
Basic:
Net loss attributable to common stock	$(165,034)	75,077	$(2.20)
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable	$—	—
Diluted:
Net loss attributable to common stock	$(165,034)	75,077	$(2.20)

	2015
	Income	Shares	Per Share

	(in thousands, except per share amounts)
Basic:
Net loss attributable to common stock	$(550,628)	63,019	$(8.74)
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable	$—	—
Diluted:
Net loss attributable to common stock	$(550,628)	63,019	$(8.74)

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	2014
	Income	Shares	Per Share

	(in thousands, except per share amounts)
Basic:
Net income attributable to common stock	$193,755	52,826	$3.67
Effect of Dilutive Securities:
Dilutive effect of potential common shares issuable	$—	471
Diluted:
Net income attributable to common stock	$193,755	53,297	$3.64

For the years ended December 31, 2016, 2015 and 2014, there were 243,654 shares, 100,924 shares and 624 shares, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods.

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

The following table presents the effects of the equity and stock based compensation plans and related costs:

	2016	2015	2014
	(In thousands)
General and administrative expenses	$26,453	$18,529	$9,816
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	7,079	6,043	4,437

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

anticipate paying cash dividends; therefore, the expected dividend yield was assumed to be zero. All such amounts represent the weighted-average amounts for each year.

The following table presents the Company’s stock option activity under the Company’s 2012 Equity Incentive Plan (“2012 Plan”) for the year ended December 31, 2016.

		Weighted Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding at December 31, 2015	39,500	$21.66
Exercised	(23,750)	$20.96
Outstanding at December 31, 2016	15,750	$22.72	1.03	$1,234
Vested and Expected to vest at December 31, 2016	15,750	$22.72	1.03	$1,234
Exercisable at December 31, 2016	12,500	$22.70	1.00	$980

The aggregate intrinsic value of stock options that were exercised during the year ended December 31, 2016, 2015 and 2014 was $1.3 million, $15.7 million and $22.0 million, respectively. As of December 31, 2016, the unrecognized compensation cost related to unvested stock options was less than $0.1 million. Such cost is expected to be recognized over a weighted-average period of 0.1 years.

Restricted Stock Units

Under the 2012 Plan, approved by the Board of Directors, the Company is authorized to issue restricted stock and restricted stock units to eligible employees. The Company estimates the fair values of restricted stock awards and units as the closing price of the Company’s common stock on the grant date of the award, which is expensed over the applicable vesting period.

The following table presents the Company’s restricted stock units activity under the 2012 Plan during the year ended December 31, 2016.

	Restricted Stock Awards & Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2015	159,759	$64.66
Granted	228,020	$68.79
Vested	(171,850)	$63.15
Forfeited	(9,925)	$68.13
Unvested at December 31, 2016	206,004	$70.33

The aggregate fair value of restricted stock units that vested during the year ended December 31, 2016, 2015 and 2014 was $12.5 million, $10.1 million and $8.2 million, respectively. As of December 31, 2016, the Company’s unrecognized compensation cost related to unvested restricted stock awards and units was $8.2 million. Such cost is expected to be recognized over a weighted-average period of 1.5 years.

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

In February 2014, eligible employees received performance restricted stock unit awards totaling 79,150 units from which a minimum of 0% and a maximum of 200% units could be awarded. The awards have a performance period of January

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

1, 2013 to December 31, 2015 and vested at December 31, 2015, subject to certification by the compensation committee that the performance standards were satisfied.

In February 2015, eligible employees received performance restricted stock unit awards totaling 90,249 units from which a minimum of 0% and a maximum of 200% units could be awarded. The awards have a performance period of January 1, 2014 to December 31, 2016 and cliff vested at December 31, 2016.

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

	2016
	Two-Year Performance Period	Three-Year Performance Period	2015	2014
Grant-date fair value	$103.41	$102.35	$137.14	$125.63
Risk-free rate	0.86%	1.10%	0.49%	0.30%
Company volatility	41.91%	42.16%	43.36%	39.60%

The following table presents the Company’s performance restricted stock units activity under the 2012 Plan for the year ended December 31, 2016.

	Performance Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2015	90,249	$137.14
Granted	261,488	$103.06
Vested	(83,374)	$137.14
Forfeited	(15,892)	$117.80
Unvested at December 31, 2016(1)	252,471	$103.06

(1)	A maximum of 504,942 units could be awarded based upon the Company’s final TSR ranking.

As of December 31, 2016, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $14.7 million. Such cost is expected to be recognized over a weighted-average period of 1.4 years.

Partnership Unit Options

In accordance with the Viper LTIP, the exercise price of unit options granted may not be less than the market value of the common units at the date of grant. The units issued under the Viper LTIP will consist of new common units of the Partnership. On June 17, 2014, the Board of Directors of the General Partner granted 2,500,000 unit options to the executive officers of the General Partner. The unit options vest approximately 33% ratably on each of the first three anniversaries of the date of grant or earlier upon a change of control (as defined in the Viper LTIP). All outstanding unit options were amended effective November 29, 2016 to provide that vested unit options will become exercisable upon the earlier to occur of (i) the “Exercise Window Period” beginning on the third anniversary of the date of grant and ending on December 31, 2017, or (ii) the “Change of Control Exercise Period” beginning ten days before and ending on the date a change of control occurs (the earlier occurring of such events, the “Exercise Period”). At any time within the Exercise Period, if a participant attempts to exercise a vested unit option and the fair market value per unit as of such date is less than the exercise price per option unit, the vested unit option will not be exercisable. At the end of the Exercise Period, any vested unit option that is not exercisable or that has not been exercised will automatically terminate and become null and void.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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

2014
Grant-date fair value	$4.24
Expected volatility	36.0%
Expected dividend yield	5.9%
Expected term (in years)	3.0
Risk-free rate	0.99%

The following table presents the unit option activity under the Viper LTIP for the year ended December 31, 2016.

		Weighted Average
	Unit Options	Exercise Price	Remaining Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2015	2,500,000	$26.00
Granted	7,600	$18.49
Forfeited	(83,334)	$26.00
Outstanding at December 31, 2016	2,424,266	$—	0.47	$—

Vested and Expected to vest at December 31, 2016	2,424,266	$—	0.47	$—
Exercisable at December 31, 2016	—	$—	0.00	$—

As of December 31, 2016, the unrecognized compensation cost related to unvested unit options was $1.4 million. Such cost is expected to be recognized over a weighted-average period of 0.5 years.

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

The following table presents the phantom unit activity under the Viper LTIP for the year ended December 31, 2016.

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2015	25,348	$16.89
Granted	21,696	$16.57
Vested	(24,350)	$17.27
Forfeited	(1,646)	$15.48
Unvested at December 31, 2016	21,048	$16.23

The aggregate fair value of phantom units that vested during the year ended December 31, 2016 was $0.4 million. As of December 31, 2016, the unrecognized compensation cost related to unvested phantom units was $0.3 million. Such cost is expected to be recognized over a weighted-average period of 1.8 years.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

11.    RELATED PARTY TRANSACTIONS

Immediately upon the completion of the Company’s initial public offering on October 17, 2012, Wexford beneficially owned approximately 44% of the Company’s outstanding common stock. As of December 31, 2016, Wexford beneficially owned less than 1% of the Company’s outstanding common stock. The Chairman of the Board of Directors of each of the Company and the General Partner was a partner at Wexford until his retirement from Wexford effective December 31, 2016. Another partner at Wexford serves a member of the Board of Directors of the General Partner.

The following table summarizes amounts included in the consolidated statements of operations attributable to related party transactions for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Revenues:
Natural gas sales	$—	$2,640	$9,366
Natural gas liquid sales	—	2,544	15,038
Total related party revenues	$—	$5,184	$24,404
Costs and expenses:
Lease operating expenses	$3,298	$221	$218
Production and ad valorem taxes	—	153	1,478
Gathering and transportation	—	969	2,670
General and administrative expenses	2,198	2,328	1,345
Total related party costs and expenses	$5,496	$3,671	$5,711
Other Income:
Other income	$170	$161	$121
Total other related party income	$170	$161	$121

The following table summarizes amounts paid to related parties during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Wexford:
Advisory services(1)	$500	$500	$8,000
Advisory services - The Partnership	—	500	268
Total amounts paid to Wexford	$500	$1,000	$8,268
Wexford related entities:
Bison Drilling and Field Services LLC	$—	$32	$3,544
Caliber	—	—	188
Fasken	1,490	1,018	435
Panther Drilling Systems LLC	—	—	305
WT Commercial Portfolio, LLC	164	163	84
Total amounts paid to Wexford related entities	$1,654	$1,213	$4,556
The Partnership
Lease Bonus	$309	$—	$—
Total amounts paid to related parties	$2,463	$2,213	$12,824

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

(1)	For the year ended December 31, 2014, the total amount of $8.3 million was paid by cash payments of $4.3 million and the issuance to Wexford of 63,786 shares of the Company’s common stock.

The following table summarizes amounts received from related parties during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Wexford related entities:
Bison Drilling and Field Services LLC	$182	$161	$121
Coronado Midstream LLC(1)	$—	$4,062	$20,300
Total amounts received from Wexford related entities	$182	$4,223	$20,421

(1)	As of March 2015, Coronado Midstream LLC is no longer a related party.

Administrative Services

An entity then under common management with the Company provided technical, administrative and payroll services to the Company under a shared services agreement which began March 1, 2008. The initial term of this shared service agreement was two years. Since the expiration of such two-year period on March 1, 2010, the agreement, by its terms continued on a month-to-month basis. Effective August 31, 2014, this agreement was mutually terminated. For the year ended December 31, 2014, the Company incurred total costs of less than $0.1 million. Costs incurred unrelated to drilling activities are expensed and costs incurred in the acquisition, exploration and development of proved oil and natural gas properties have been capitalized.

Effective January 1, 2012, the Company entered into an additional shared services agreement with this entity. Under this agreement, the Company provided this entity and, at its request, certain affiliates, with consulting, technical and administrative services. The initial term of the additional shared services agreement was two years. Thereafter, the agreement continued on a month-to-month basis subject to the right of either party to terminate the agreement upon 30 days, prior written notice. Effective August 31, 2014, this agreement was mutually terminated. Costs that are attributable to and billed to other affiliates are reported as other income-related party. For the year ended December 31, 2014, the affiliate reimbursed the Company $0.1 million for services under the shared services agreement.

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

Advisory Services Agreement - The Partnership

In connection with the closing of the Viper Offering, the Partnership and the General Partner entered into an advisory services agreement (the “Viper Advisory Services Agreement”) with Wexford, dated as of June 23, 2014, under which Wexford provides the Partnership and the General Partner with general financial and strategic advisory services related to the business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Viper Advisory Services Agreement had an initial term of two years commencing on June 23, 2014, and will continue for additional one-year periods unless terminated

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. In the event the Partnership or the General Partner terminates such agreement, the Partnership is obligated to pay all amounts due through the remaining term. In addition, the Partnership and the General Partner have agreed to pay Wexford to-be-negotiated market-based fees approved by the conflict committee of the board of directors of the General Partner for such services as may be provided by Wexford at the Partnership’s or the General Partner’s request in connection with acquisitions and divestitures, financings or other transactions in which we may be involved. The services provided by Wexford under the Viper Advisory Services Agreement do not extend to the Partnership or the General Partner’s day-to-day business or operations. The Partnership and General Partner have agreed to indemnify Wexford and its affiliates from any and all losses arising out of or in connection with the Viper Advisory Services Agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct.

Drilling Services

Bison Drilling and Field Services LLC (“Bison”), an entity controlled by Wexford, has performed drilling and field services for the Company under master drilling and field service agreements. Under the Company’s most recent master drilling agreement with Bison, effective as of January 1, 2013, Bison committed to accept orders from the Company for the use of at least two of its rigs. As of December 31, 2016, 2015 and 2014, the Company was not utilizing any Bison rigs. This master drilling agreement is terminable by either party on 30 days’ prior written notice, although neither party will be relieved of its respective obligations arising from a drilling contract being performed prior to the termination of the master drilling agreement.

Effective September 9, 2013, the Company entered into a master service agreement with Panther Drilling Systems LLC, under which Panther Drilling Systems LLC provides directional drilling and other services. This master service agreement is terminable by either party on 30 days’ prior written notice, although neither party will be relieved of its respective obligations arising from work performed prior to the termination of the master service agreement. In the third quarter 2013, the Company began using Panther Drilling Systems LLC’s directional drilling services. For the years ended December 31, 2016 and 2015, Panther Drilling Systems LLC did not perform any services for the Company.

Coronado Midstream

The Company is party to a gas purchase agreement, dated May 1, 2009, as amended, with Coronado Midstream LLC, formerly known as MidMar Gas LLC, an entity that was affiliated with Wexford, that owns a gas gathering system and processing plant in the Permian Basin. Under this agreement, Coronado Midstream LLC is obligated to purchase from the Company, and the Company is obligated to sell to Coronado Midstream LLC, all of the gas conforming to certain quality specifications produced from certain of the Company’s Permian Basin acreage. An entity controlled by Wexford had owned approximately 28% equity interest in Coronado Midstream LLC until Coronado Midstream LLC was sold in March 2015. Coronado Midstream LLC is no longer a related party and any revenues, production and ad valorem taxes and gathering and transportation expense after March 2015 are not classified as those attributable to a related party.

Midland Leases

Effective May 15, 2011, the Company occupied corporate office space in Midland, Texas under a lease with an initial term of five years. On November 10, 2014, the lease was amended to extend the term of the lease for an additional 10-year period and to increase the monthly base rent to $94,000 beginning in June 2016, with an increase of approximately 2% annually. The office space is owned by Fasken, which is an entity controlled by an affiliate of Wexford.

The following table contains amendments made to lease additional office space in the Midland corporate office during the years ended December 31, 2016, 2015 and 2014:

Date of Amendments	Rent for Additional Space	Approx. Annual Increase of Monthly Base Rent
2nd quarter 2014	$27,000	N/A
4th quarter 2014	$53,000	4%
April 2015	$23,000	N/A
June 2015	$22,000	2%

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Field Office Lease

The Company leased field office space in Midland, Texas from an unrelated third party from March 1, 2011. On March 1, 2014, the building was purchased by WT Commercial Portfolio, LLC, which is controlled by an affiliate of Wexford. The term of the lease expires on February 28, 2018. The monthly base rent is $11,000 which will increase 3% annually on March 1 of each year during the remainder of the lease term. During the third quarter of 2014, the Company entered into a sublease with Bison, in which Bison leased the field office space on the same terms as the Company’s lease for the remainder of the lease term.

Oklahoma City Lease

Effective January 1, 2012, the Company occupied corporate office space in Oklahoma City, Oklahoma under a lease with a 67 month term. The office space is owned by Caliber, which is controlled by an affiliate of Wexford. Effective April 1, 2013, the Company amended this lease to increase the size of the leased premises, at which time the monthly base rent increased to $19,000 for the remainder of the lease term. The Company was also responsible for paying a portion of specified costs, fees and expenses associated with the operation of the premises. Effective September 23, 2014, this lease agreement was mutually terminated.

The Partnership - Lease Bonus
During the year ended December 31, 2016, the Company paid the Partnership $0.3 million in lease bonus payments to extend the term of six leases, reflecting an average bonus of $1,371 per acre.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The components of the provision for income taxes for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current income tax provision (benefit):
Federal	$—	$(33)	$—
State	192	268	—
Total current income tax provision	192	235	—
Deferred income tax provision (benefit):
Federal	(579)	(198,729)	106,107
State	579	(2,816)	2,878
Total deferred income tax provision (benefit)	—	(201,545)	108,985
Total provision for (benefit from) income taxes	$192	$(201,310)	$108,985

A reconciliation of the statutory federal income tax amount to the recorded expense is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Income tax expense (benefit) at the federal statutory rate (35%)	$(57,694)	$(263,179)	$105,959
Income tax benefit relating to change in tax rate	—	(1,145)	—
State income tax expense (benefit), net of federal tax effect	770	(2,548)	2,878
Non-deductible expenses and other	3,780	4,506	148
Change in valuation allowance	53,336	61,056	—
Provision for (benefit from) income taxes	$192	$(201,310)	$108,985

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The components of the Company’s deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
	(In thousands)
Current:
Deferred tax assets
Derivative instruments	$7,771	$—
Other	3,518	2,658
Current deferred tax assets	11,289	2,658
Valuation allowance	(11,289)	(1,018)
Current deferred tax assets, net of valuation allowance	—	1,640
Deferred tax liabilities
Derivative instruments	—	1,640
Total current deferred tax liabilities	—	1,640
Net current deferred tax assets	—	—
Noncurrent:
Deferred tax assets
Net operating loss carryforwards (subject to 20 year expiration)	139,065	82,635
Stock based compensation	6,234	3,873
Other	—	4,533
Noncurrent deferred tax assets	145,299	91,041
Valuation allowance	(103,112)	(60,038)
Noncurrent deferred tax assets, net of valuation allowance	42,187	31,003
Deferred tax liabilities
Oil and natural gas properties and equipment	42,187	31,003
Total noncurrent deferred tax liabilities	42,187	31,003
Net noncurrent deferred tax liabilities	—	—
Net deferred tax liabilities	$—	$—

The Company incurred a tax net operating loss ("NOL") in the current year due principally to the ability to expense certain intangible drilling and development costs under current law. There is no tax refund available to the Company, nor is there any current income tax payable. In light of the impairment of oil and gas properties, Management has recorded a $114.4 million valuation against the Company's federal NOLs. The valuation reduces the Company’s deferred assets to a zero value, as management does not believe that it is more-likely-than-not that this portion of the Company's NOLs are realizable. Management believes that the balance of the Company's NOLs are realizable only to the extent of future taxable income primarily related to the excess of book carrying value of properties over their respective tax bases. No other sources of future taxable income are considered in this judgment.

The Company's U.S. federal NOLs were incurred in the tax years 2016 and 2015, and will generally be available for use through the tax years 2036 and 2035, respectively. The State of Texas currently has no NOL carryover provision. The Company believes that Section 382 of the Internal Revenue Code of 1986, as amended, which relates to tax attribute limitations upon the 50% or greater change of ownership of an entity during any three-year look back period, will not have an adverse effect on future NOL usage.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

13. DERIVATIVES

All derivative financial instruments are recorded at fair value in the accompanying balance sheet. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the cash and non-cash changes in fair value in the consolidated statements of operations under the caption “Gain (loss) on derivative instruments, net.”

The Company has used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of its oil and natural gas sales. With respect to the Company’s fixed price swap and fixed price basis contracts, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is less than the swap price, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. The Company has fixed price basis swaps for the spread between the WTI Midland price and the WTI Cushing price. Under the Company’s costless collar contracts, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is less than the put option price, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is greater than the call option price. If the settlement price is between the put and the call price, there is no payment required. The Company’s derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate pricing and with natural gas derivative settlements based on the New York Mercantile Exchange Henry Hub pricing.

By using derivative instruments to economically hedge exposure to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are participants in the secured second amended and restated credit agreement, which is secured by substantially all of the assets of the guarantor subsidiaries; therefore, the Company is not required to post any collateral. The Company does not require collateral from its counterparties. The Company has entered into derivative instruments only with counterparties that are also lenders in our credit facility and have been deemed an acceptable credit risk.

As of December 31, 2016, the Company had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

	2017		2018
	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)
Oil Swaps	2,920,000	51.79	0	—
Oil Basis Swaps	8,760,000	(0.72)	5,475,000	(0.88)
Natural Gas Swaps	7,300,000	3.19	0	—

	Floor		Ceiling
	Volume (Bbls)	Fixed Price (per Bbl)	Volume (Bbls)	Fixed Price (per Bbl)
January 2017 - December 2017
Costless Collars	4,374,000	$46.30	2,187,000	$55.42

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties and the resulting net amounts presented in the Company’s consolidated balance sheets as of December 31, 2016 and 2015.

	December 31,
	2016	2015
	(in thousands)
Gross amounts of assets presented in the Consolidated Balance Sheet	$709	$4,623
Net amounts of assets presented in the Consolidated Balance Sheet	709	4,623

Gross amounts of liabilities presented in the Consolidated Balance Sheet	22,608	—
Net amounts of liabilities presented in the Consolidated Balance Sheet	$22,608	$—

The net amounts are classified as current or noncurrent based on their anticipated settlement dates. The net fair value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

	December 31,
	2016	2015
	(in thousands)
Current Assets: Derivative instruments	$—	$4,623
Noncurrent Assets: Derivative instruments	709	—
Total Assets	$709	$4,623
Current Liabilities: Derivative instruments	$22,608	$—
Noncurrent Liabilities: Derivative instruments	—	—
Total Liabilities	$22,608	$—

None of the Company’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following table summarizes the gains and losses on derivative instruments included in the consolidated statements of operations:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Change in fair value of open non-hedge derivative instruments	$(26,522)	$(112,918)	$117,109
Gain on settlement of non-hedge derivative instruments	1,177	144,869	10,430
Gain (loss) on derivative instruments	$(25,345)	$31,951	$127,539

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015.

	December 31,
	2016	2015
	(in thousands)
Fixed price swaps:
Quoted prices in active markets level 1	$—	$—
Significant other observable inputs level 2	23,317	4,623
Significant unobservable inputs level 3	—	—
Total	$23,317	$4,623

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets.

	December 31, 2016		December 31, 2015
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Debt:
Revolving credit facility	$—	$—	$11,000	$11,000
7.625% Senior Notes due 2021	—	—	450,000	450,000
4.750% Senior Notes due 2024	500,000	491,250	—	—
5.375% Senior Notes due 2025	500,000	502,850	—	—
Partnership revolving credit facility	120,500	120,500	34,500	34,500

The fair value of the revolving credit facility approximates its carrying value based on borrowing rates available to the Company for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Senior Notes was determined using the December 31, 2016 quoted market price, a Level 1 classification in the fair value hierarchy. The fair value of the Partnership’s revolving credit facility approximates its carrying value based on borrowing rates available to us for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy.

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

Lease Commitments

The following is a schedule of minimum future lease payments with commitments that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2016:

Year Ending December 31,	Drilling Rig Commitments	Office and Equipment Leases
	(in thousands)
2017	$27,817	$2,468
2018	21,699	2,416
2019	6,790	2,294
2020	—	2,126
2021	—	2,168
Thereafter	—	10,070
Total	$56,306	$21,542

The Company leases office space in Midland, Texas from related parties and office space in Oklahoma City, OK from an unrelated third party. Refer to Note 11—Related Party Transactions for further information on the related party lease agreements. The following table presents rent expense for the years ended December 31, 2016, 2015 and 2014.

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Rent Expense	$1,961	$1,449	$852

Drilling contracts

As of December 31, 2016, the Company had entered into drilling rig contracts with various third parties in the ordinary course of business to ensure rig availability to complete the Company’s drilling projects. These commitments are not recorded in the accompanying consolidated balance sheets. Future commitments as of December 31, 2016 total approximately $56.3 million.

Oil production purchase agreement

On May 24, 2012, the Company entered into an oil purchase agreement with Shell Trading (US) Company, in which the Company is obligated to commence delivery of specified quantities of oil to Shell Trading (US) Company upon completion of the reversal of the Magellan Longhorn pipeline and its conversion for oil shipment, which occurred on October 1, 2013. The Company’s agreement with Shell Trading has an initial term of five years from the completion date. The Company’s maximum delivery obligation under this agreement is 8,000 gross barrels per day. The Company has a one-time right to elect to decrease the contract quantity by not more than 20% of the then-current quantity, which decreased contract quantity will be effective for the remainder of the term of the agreement. The Company will receive the price per barrel of oil based on the arithmetic average of the daily settlement price for “Light Sweet Crude Oil” Prompt Month future contracts reported by the NYMEX over the one-month period, as adjusted based on adjustment formulas specified in the agreement. If the Company fails to deliver the required quantities of oil under the agreement during any three-month period following the service commencement date, the Company has agreed to pay Shell Trading (US) Company a deficiency payment, which is calculated by multiplying (i) the volume of oil that the Company failed to deliver as required under the agreement during such period by (ii) Magellan’s Longhorn Spot tariff

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

rate in effect for transportation from Crane, Texas to the Houston Ship Channel for the period of time for which such deficiency volume is calculated. The agreement may be terminated by Shell Trading (US) Company in the event that Shell Trading (US) Company’s contract for transportation on the pipeline is terminated.

Defined contribution plan

The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 100% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes matching contributions of up to 6% of an employee’s compensation and may make additional discretionary contributions for eligible employees. Employer contributions vest in equal annual installments over a four year period. For the years ended December 31, 2016, 2015 and 2014 the Company paid $1.2 million, $1.4 million and $0.4 million, respectively, in contributions to the plan.

16.    SUBSEQUENT EVENTS

Commodity Contracts

Subsequent to December 31, 2016, the Company entered into new fixed price swaps and costless collars with corresponding put and call options. The Company’s derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate pricing and with natural gas derivative settlements based on the New York Mercantile Exchange Henry Hub pricing.

The following tables present the derivative contracts entered into by the Company subsequent to December 31, 2016. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)
July 2017 - December 2017
Oil Swaps	552,000	$55.83
January 2018 - March 2018
Oil Swaps	270,000	$55.82
Natural Gas Swaps	1,350,000	$3.60

	Floor		Ceiling
	Volume (Bbls)	Fixed Price (per Bbl)	Volume (Bbls)	Fixed Price (per Bbl)
July 2017 - December 2017
Costless Collars	1,104,000	$47.00	552,000	$57.32
January 2018 - March 2018
Costless Collars	540,000	$47.00	270,000	$56.34

The Partnership’s Equity Offering

On January 24, 2017, the Partnership completed an underwritten public offering of 9,775,000 common units, which included 1,275,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. Following the January 2017 public offering, the Company had an approximate 74% limited partner interest in the Partnership. The Partnership received net proceeds from this offering of approximately $147.6 million, after deducting underwriting discounts and commissions and estimated offering expenses, of which $120.5 million was used to repay the outstanding borrowings under its revolving credit agreement. The Partnership intends to use the balance of the net proceeds for general partnership purposes, which may include additional acquisitions.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

17.    GUARANTOR FINANCIAL STATEMENTS

As of December 31, 2016, Diamondback E&P LLC and Diamondback O&G LLC (the “Guarantor Subsidiaries”) are guarantors under the Indentures relating to the 2024 and 2025 Senior Notes. On June 23, 2014, in connection with the Viper Offering, the Company designated the Partnership, the General Partner and Viper Energy Partners LLC (the “Non-Guarantor Subsidiaries”) as unrestricted subsidiaries under the 2021 Indenture and, upon such designation, Viper Energy Partners LLC, which was a guarantor under the Indenture prior to such designation, was released as a guarantor under the 2021 Indenture. Viper Energy Partners LLC is a limited liability company formed on September 18, 2013 to own and acquire mineral and other oil and natural gas interests in properties in the Permian Basin in West Texas. In connection with the issuance of the 2024 Senior Notes and the 2025 Senior Notes, White Fang Energy LLC was designated as a Non-Guarantor Subsidiary. The following presents condensed consolidated financial information for the Company (which for purposes of this Note 17 is referred to as the “Parent”), the Guarantor Subsidiaries and the Non–Guarantor Subsidiaries on a consolidated basis. Elimination entries presented are necessary to combine the entities. The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the Guarantor Subsidiaries operated as independent entities. The Company has not presented separate financial and narrative information for each of the Guarantor Subsidiaries because it believes such financial and narrative information would not provide any additional information that would be material in evaluating the sufficiency of the Guarantor Subsidiaries.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidated Balance Sheet
December 31, 2016
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,643,226	$14,135	$9,213	$—	$1,666,574
Restricted cash	—	—	500	—	500
Accounts receivable	—	109,782	10,043	—	119,825
Accounts receivable - related party	—	297	3,470	(3,470)	297
Intercompany receivable	3,060,566	359,502	—	(3,420,068)	—
Inventories	—	1,983	—	—	1,983
Other current assets	481	2,319	187	—	2,987
Total current assets	4,704,273	488,018	23,413	(3,423,538)	1,792,166
Property and equipment:
Oil and natural gas properties, at cost, full cost method of accounting	—	4,400,002	760,818	(559)	5,160,261
Pipeline and gas gathering assets	—	8,362	—	—	8,362
Other property and equipment	—	58,290	—	—	58,290
Accumulated depletion, depreciation, amortization and impairment	—	(1,695,701)	(148,948)	8,593	(1,836,056)
Net property and equipment	—	2,770,953	611,870	8,034	3,390,857
Funds held in escrow	—	121,391	—	—	121,391
Derivative instruments	—	709	—	—	709
Investment in subsidiaries	(15,500)	—	—	15,500	—
Other assets	—	9,291	35,266	—	44,557
Total assets	$4,688,773	$3,390,362	$670,549	$(3,400,004)	$5,349,680
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$30	$45,838	$1,780	$—	$47,648
Accounts payable-related party	1	—	—	—	1
Intercompany payable	—	3,423,538	—	(3,423,538)	—
Other current liabilities	5,868	155,454	371	—	161,693
Total current liabilities	5,899	3,624,830	2,151	(3,423,538)	209,342
Long-term debt	985,412	—	120,500	—	1,105,912
Asset retirement obligations	—	16,134	—	—	16,134
Total liabilities	991,311	3,640,964	122,651	(3,423,538)	1,331,388
Commitments and contingencies
Stockholders’ equity	3,697,462	(250,602)	547,898	(297,296)	3,697,462
Non-controlling interest	—	—	—	320,830	320,830
Total equity	3,697,462	(250,602)	547,898	23,534	4,018,292
Total liabilities and equity	$4,688,773	$3,390,362	$670,549	$(3,400,004)	$5,349,680

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidated Balance Sheet
December 31, 2015
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$148	$19,428	$539	$—	$20,115
Restricted cash	—	—	500	—	500
Accounts receivable	—	67,942	9,369	2	77,313
Accounts receivable - related party	—	1,591	—	—	1,591
Intercompany receivable	2,246,846	205,915	—	(2,452,761)	—
Inventories	—	1,728	—	—	1,728
Other current assets	450	6,572	476	—	7,498
Total current assets	2,247,444	303,176	10,884	(2,452,759)	108,745
Property and equipment:
Oil and natural gas properties, at cost, full cost method of accounting	—	3,400,381	554,992	—	3,955,373
Pipeline and gas gathering assets	—	7,174	—	—	7,174
Other property and equipment	—	48,621	—	—	48,621
Accumulated depletion, depreciation, amortization and impairment	—	(1,347,296)	(71,659)	5,412	(1,413,543)
Net property and equipment	—	2,108,880	483,333	5,412	2,597,625
Investment in subsidiaries	79,417	—	—	(79,417)	—
Other assets	102	8,733	35,514	—	44,349
Total assets	$2,326,963	$2,420,789	$529,731	$(2,526,764)	$2,750,719
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$—	$20,007	$1	$—	$20,008
Accounts payable-related party	1	212	4	—	217
Intercompany payable	—	2,452,759	—	(2,452,759)	—
Other current liabilities	8,683	112,431	82	—	121,196
Total current liabilities	8,684	2,585,409	87	(2,452,759)	141,421
Long-term debt	442,307	11,000	34,500	—	487,807
Asset retirement obligations	—	12,518	—	—	12,518
Total liabilities	450,991	2,608,927	34,587	(2,452,759)	641,746
Commitments and contingencies
Stockholders’ equity	1,875,972	(188,138)	495,144	(307,006)	1,875,972
Non-controlling interest	—	—	—	233,001	233,001
Total equity	1,875,972	(188,138)	495,144	(74,005)	2,108,973
Total liabilities and equity	$2,326,963	$2,420,789	$529,731	$(2,526,764)	$2,750,719

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2016
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$399,007	$—	$71,521	$470,528
Natural gas sales	—	19,399	—	3,107	22,506
Natural gas liquid sales	—	29,864	—	4,209	34,073
Royalty income	—	—	78,837	(78,837)	—
Lease bonus income	—	—	309	(309)	—
Total revenues	—	448,270	79,146	(309)	527,107
Costs and expenses:
Lease operating expenses	—	82,428	—	—	82,428
Production and ad valorem taxes	—	28,912	5,544	—	34,456
Gathering and transportation	—	11,189	415	2	11,606
Depreciation, depletion and amortization	—	151,376	29,820	(3,181)	178,015
Impairment of oil and natural gas properties	—	198,067	47,469	—	245,536
General and administrative expenses	25,959	11,451	5,209	—	42,619
Asset retirement obligation accretion expense	—	1,064	—	—	1,064
Total costs and expenses	25,959	484,487	88,457	(3,179)	595,724
Income (loss) from operations	(25,959)	(36,217)	(9,311)	2,870	(68,617)
Other income (expense)
Interest expense	(35,318)	(2,911)	(2,455)	—	(40,684)
Other income	437	2,010	867	(250)	3,064
Loss on derivative instruments, net	—	(25,345)	—	—	(25,345)
Loss on extinguishment of debt	(33,134)	—	—	—	(33,134)
Total other expense, net	(68,015)	(26,246)	(1,588)	(250)	(96,099)
Income (loss) before income taxes	(93,974)	(62,463)	(10,899)	2,620	(164,716)
Provision for income taxes	192	—	—	—	192
Net income (loss)	(94,166)	(62,463)	(10,899)	2,620	(164,908)
Net income attributable to non-controlling interest	—	—	—	126	126
Net income (loss) attributable to Diamondback Energy, Inc.	$(94,166)	$(62,463)	$(10,899)	$2,494	$(165,034)

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2015
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$336,106	$—	$69,609	$405,715
Natural gas sales	—	16,932	—	2,660	19,592
Natural gas liquid sales	—	18,836	—	2,590	21,426
Royalty income	—	—	74,859	(74,859)	—
Total revenues	—	371,874	74,859	—	446,733
Costs and expenses:
Lease operating expenses	—	82,625	—	—	82,625
Production and ad valorem taxes	—	27,459	5,531	—	32,990
Gathering and transportation	—	5,832	259	—	6,091
Depreciation, depletion and amortization	—	182,395	35,436	(134)	217,697
Impairment of oil and natural gas properties	—	814,798	3,423	(3,423)	814,798
General and administrative expenses	17,077	9,056	5,835	—	31,968
Asset retirement obligation accretion expense	—	833	—	—	833
Total costs and expenses	17,077	1,122,998	50,484	(3,557)	1,187,002
Income (loss) from operations	(17,077)	(751,124)	24,375	3,557	(740,269)
Other income (expense)
Interest expense	(35,651)	(4,749)	(1,110)	—	(41,510)
Other income	1	(427)	1,154	—	728
Gain on derivative instruments, net	—	31,951	—	—	31,951
Total other income (expense), net	(35,650)	26,775	44	—	(8,831)
Income (loss) before income taxes	(52,727)	(724,349)	24,419	3,557	(749,100)
Benefit from income taxes	(201,310)	—	—	—	(201,310)
Net income (loss)	$148,583	$(724,349)	$24,419	$3,557	$(547,790)
Net income attributable to non-controlling interest	—	—	—	2,838	2,838
Net income (loss) attributable to Diamondback Energy, Inc.	$148,583	$(724,349)	$24,419	$719	$(550,628)

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2014
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$377,712	$—	$71,532	$449,244
Natural gas sales	—	15,240	—	2,788	18,028
Natural gas liquid sales	—	24,545	—	3,901	28,446
Royalty income	—	—	77,767	(77,767)	—
Total revenues	—	417,497	77,767	454	495,718
Costs and expenses:
Lease operating expenses	—	55,384	—	—	55,384
Production and ad valorem taxes	—	27,242	5,377	19	32,638
Gathering and transportation	—	3,294	—	(6)	3,288
Depreciation, depletion and amortization	—	143,477	27,601	(1,073)	170,005
General and administrative expenses	10,879	7,189	4,372	(1,174)	21,266
Asset retirement obligation accretion expense	—	467	—	—	467
Total costs and expenses	10,879	237,053	37,350	(2,234)	283,048
Income (loss) from operations	(10,879)	180,444	40,417	2,688	212,670
Other income (expense)
Interest income - intercompany	10,755	—	—	(10,755)	—
Interest expense	(30,281)	(3,746)	(11,242)	10,755	(34,514)
Other income	6	1,118	459	(906)	677
Other expense	—	(1,416)	—	—	(1,416)
Gain on derivative instruments, net	—	127,539	—	—	127,539
Total other income (expense), net	(19,520)	123,495	(10,783)	(906)	92,286
Income (loss) before income taxes	(30,399)	303,939	29,634	1,782	304,956
Provision for income taxes	108,985	—	—	—	108,985
Net income (loss)	$(139,384)	$303,939	$29,634	$1,782	$195,971
Net income attributable to non-controlling interest	$—	$—	$—	$2,216	$2,216
Net income (loss) attributable to Diamondback Energy, Inc.	$(139,384)	$303,939	$29,634	$(434)	$193,755

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2016
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(39,894)	$303,347	$68,627	$—	$332,080
Cash flows from investing activities:
Additions to oil and natural gas properties	—	(363,087)	—	—	(363,087)
Acquisition of leasehold interests	—	(611,280)	—	—	(611,280)
Acquisition of royalty interests	—	—	(205,721)	—	(205,721)
Purchase of other property and equipment	—	(9,891)	—	—	(9,891)
Proceeds from sale of assets	—	4,661	—	—	4,661
Funds held in escrow	—	(121,391)	—	—	(121,391)
Equity investments	—	(2,345)	—	—	(2,345)
Intercompany transfers	(796,053)	796,053	—	—	—
Other investing activities	—	(1,188)	—	—	(1,188)
Net cash used in investing activities	(796,053)	(308,468)	(205,721)	—	(1,310,242)
Cash flows from financing activities:
Proceeds from borrowing on credit facility	—	—	164,000	—	164,000
Repayment on credit facility	—	(11,000)	(78,000)	—	(89,000)
Proceeds from senior notes	1,000,000	—	—	—	1,000,000
Repayment of senior notes	(450,000)	—	—	—	(450,000)
Premium on extinguishment of debt	(26,561)	—	—	—	(26,561)
Debt issuance costs	(14,449)	(172)	(442)	—	(15,063)
Public offering costs	(636)	—	(546)	—	(1,182)
Proceeds from public offerings	1,925,923	—	125,580	—	2,051,503
Distribution from subsidiary	55,250	—	—	(55,250)	—
Exercise of stock options	498	—	—	—	498
Distribution to non-controlling interest	—	—	(64,824)	55,250	(9,574)
Intercompany transfers	(11,000)	11,000	—	—	—
Net cash provided by (used in) financing activities	2,479,025	(172)	145,768	—	2,624,621
Net increase in cash and cash equivalents	1,643,078	(5,293)	8,674	—	1,646,459
Cash and cash equivalents at beginning of period	148	19,428	539	—	20,115
Cash and cash equivalents at end of period	$1,643,226	$14,135	$9,213	$—	$1,666,574

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2015
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(37,597)	$390,266	$63,832	$—	$416,501
Cash flows from investing activities:
Additions to oil and natural gas properties	—	(419,512)	—	—	(419,512)
Acquisition of leasehold interests	—	(437,455)	—	—	(437,455)
Acquisition of royalty interests	—	—	(43,907)	—	(43,907)
Purchase of other property and equipment	—	(1,213)	—	—	(1,213)
Proceeds from sale of assets	—	9,739	—	—	9,739
Equity investments	—	(2,702)	—	—	(2,702)
Intercompany transfers	(145,023)	145,023	—	—	—
Net cash used in investing activities	(145,023)	(706,120)	(43,907)	—	(895,050)
Cash flows from financing activities:
Proceeds from borrowing on credit facility	—	390,501	34,500	—	425,001
Repayment on credit facility	—	(603,001)	—	—	(603,001)
Debt issuance costs	—	(85)	(441)	—	(526)
Public offering costs	(586)	—	—	—	(586)
Proceeds from public offerings	650,688	—	—	—	650,688
Distribution from subsidiary	60,587	—	—	(60,587)	—
Exercise of stock options	4,873	—	—	—	4,873
Distribution to non-controlling interest	—	—	(68,555)	60,587	(7,968)
Intercompany transfers	(532,800)	532,800	—	—	—
Net cash provided by (used in) financing activities	182,762	320,215	(34,496)	—	468,481
Net increase (decrease) in cash and cash equivalents	142	4,361	(14,571)	—	(10,068)
Cash and cash equivalents at beginning of period	6	15,067	15,110	—	30,183
Cash and cash equivalents at end of period	$148	$19,428	$539	$—	$20,115

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

Capitalized oil and natural gas costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion, amortization and impairment are as follows:

	December 31,
	2016	2015
	(In thousands)
Oil and Natural Gas Properties:
Proved properties	$3,429,742	$2,848,557
Unproved properties	1,730,519	1,106,816
Total oil and natural gas properties	5,160,261	3,955,373
Accumulated depreciation, depletion, amortization	(687,685)	(512,144)
Accumulated impairment	(1,143,498)	(897,962)
Net oil and natural gas properties capitalized	$3,329,078	$2,545,267

Costs incurred in oil and natural gas activities

Costs incurred in oil and natural gas property acquisition, exploration and development activities are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Acquisition costs
Proved properties	$72,044	$64,340	$302,234
Unproved properties	752,117	448,638	601,188
Development costs	47,575	42,749	86,097
Exploration costs	329,122	319,102	475,756
Capitalized asset retirement costs	4,030	3,458	4,962
Total	$1,204,888	$878,287	$1,470,237

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

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Oil, natural gas and natural gas liquid sales	$527,107	$446,733	$495,718
Lease operating expenses	(82,428)	(82,625)	(55,384)
Production and ad valorem taxes	(34,456)	(32,990)	(32,638)
Gathering and transportation	(11,606)	(6,091)	(3,288)
Depreciation, depletion, and amortization	(176,369)	(216,056)	(168,674)
Impairment	(245,536)	(814,798)	—
Asset retirement obligation accretion expense	(1,064)	(833)	(467)
Income tax benefit (expense)	(192)	201,310	(108,985)
Results of operations	$(24,544)	$(505,350)	$126,282

Oil and Natural Gas Reserves

Proved oil and natural gas reserve estimates as of December 31, 2016, 2015 and 2014 were prepared by Ryder Scott Company, L.P., independent petroleum engineers. Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12-month unweighted average of the first-day-of-the-month prices.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The changes in estimated proved reserves are as follows:

	Oil (Bbls)	Natural Gas Liquids (Bbls)	Natural Gas (Mcf)
Proved Developed and Undeveloped Reserves:
As of January 1, 2014	42,600,852	10,705,724	61,679,496
Extensions and discoveries	37,068,820	7,828,094	52,099,252
Revisions of previous estimates	(6,784,560)	649,476	(17,726,552)
Purchase of reserves in place	8,186,053	360,536	19,898,649
Production	(5,381,576)	(1,001,898)	(4,345,585)
As of December 31, 2014	75,689,589	18,541,932	111,605,260
Extensions and discoveries	48,725,132	12,055,631	53,452,948
Revisions of previous estimates	(12,130,474)	(4,080,886)	(14,726,160)
Purchase of reserves in place	2,775,599	1,165,090	7,101,933
Production	(9,081,135)	(1,677,623)	(7,931,237)
As of December 31, 2015	105,978,711	26,004,144	149,502,744
Extensions and discoveries	55,069,092	13,962,103	64,758,390
Revisions of previous estimates	(12,482,657)	(1,887,643)	(34,518,746)
Purchase of reserves in place	2,170,774	1,454,836	5,582,053
Production	(11,561,920)	(2,399,440)	(10,428,441)
As of December 31, 2016	139,174,000	37,134,000	174,896,000

Proved Developed Reserves:
January 1, 2014	19,789,965	4,973,493	31,428,756
December 31, 2014	43,885,835	11,221,428	68,264,113
December 31, 2015	60,569,398	15,418,353	96,871,109
December 31, 2016	79,457,000	22,080,000	105,399,000

Proved Undeveloped Reserves:
January 1, 2014	22,810,887	5,732,231	30,250,740
December 31, 2014	31,803,754	7,320,504	43,341,147
December 31, 2015	45,409,313	10,585,791	52,631,635
December 31, 2016	59,717,000	15,054,000	69,497,000

Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.

During the year ended December 31, 2016, the Company’s extensions and discoveries of 79,824 MBoe resulted primarily from the drilling of 59 new wells and from 51 new proved undeveloped locations added. The Company owns the mineral interests associated with 30 of the 59 new wells and 30 of the 51 proved undeveloped locations through the Partnership. The Company’s negative revisions of previous estimates were primarily the result of 5,978 MBoe of pricing revisions and 7,253 MBoe from reclassifying 17 locations from proved undeveloped due to pricing. Purchases of reserves in place of 4,556 MBoe were primarily the result of the purchase of producing wells included with the Reeves and Ward county acreage purchase and reserves associated with multiple purchases made by the Partnership.

During the year ended December 31, 2015, the Company made one large acquisition of oil and natural gas interests in 2015 located in western Howard and eastern Martin counties. Several small acquisitions were also made in various counties including Andrews, Midland, Martin, and Glasscock counties. The reserves from these acquisitions were primarily proved producing reserves from 136 vertical wells and four horizontal wells and three vertical wells where additional interest was acquired. All of the properties were acquired for horizontal exploitation. Although there were four producing horizontal wells on the properties no PUD’s were included in the acquired properties because of very limited production from the wells at the

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

time of acquisition. Significant extensions occurred in 2015 as a result of continued horizontal development of the Lower Spraberry and Wolfcamp B horizons. There was also initial development of the Wolfcamp A and Middle Spraberry horizons in some locations. The extensions resulted from two vertical wells and 119 horizontal wells in which the Company has a working interest and from 16 horizontal wells in which the Company has a mineral interest through its ownership in Viper. Of the two vertical wells and 135 horizontal wells, one of the vertical wells and 89 of the horizontal wells are in the proved undeveloped category. The revisions are primarily the result of lower product pricing. As a result of lower pricing, 80 vertical wells and 22 horizontal wells in which the Company has a working interest and 22 vertical wells in which the Company has a mineral interest were downgraded from the proved undeveloped category to probable or possible reserves. Additional downward revisions resulted from shorter producing lives on existing wells as a result of the wells reaching their economic limit sooner due to lower revenues.

During the year ended December 31, 2014, the Company made two major acquisitions of oil and natural gas interests in 2014. One involved properties located in southwest Martin County and the other involved properties located predominantly in Glasscock and Midland Counties. The reserves from these acquisitions were primarily proved producing reserves from 280 existing vertical wells and six existing horizontal wells. The properties were acquired for horizontal exploitation, however the only horizontal wells that existed on the properties were in one isolated block in Reagan County. As a result, no horizontal PUDs were included in the acquired reserves. Significant extensions occurred primarily as a result of continued horizontal development of the Wolfcamp B horizon and the initial horizontal development of the Lower Spraberry shale. The extensions resulted from development of 18 vertical wells and 103 horizontal wells in which the Company has a working interest and one vertical well and 14 horizontal wells in which the Company has a mineral interest through its ownership in Viper. Of the total 19 vertical wells and 117 horizontal wells, five of the vertical wells and 66 of the horizontal wells are in the proved undeveloped category. The revisions are primarily the result of 73 vertical wells that were downgraded from PUDs to probable reserves due to a shift in the Company’s focus to horizontal development rather than vertical development. As a result these wells are no longer expected to be developed within five years of when they were originally booked.

At December 31, 2016, the Company’s estimated PUD reserves were approximately 86,354 MBOE, a 21,587 MBOE increase over the reserve estimate at December 31, 2015 of 64,767 MBOE. The following table includes the changes in PUD reserves for 2016:

(MBOE)
Beginning proved undeveloped reserves at December 31, 2015	64,767
Undeveloped reserves transferred to developed	(13,383)
Revisions	(5,210)
Extensions and discoveries	40,180
Ending proved undeveloped reserves at December 31, 2016	86,354

The increase in proved undeveloped reserves was primarily attributable to extensions and discoveries of 40,180 MBOE. Approximately 41% of the proved undeveloped reserve extensions are associated with well locations that are more than one offset away from existing producing wells. All of these locations are within 2,000 feet of producing wells. Partially offsetting the increase in proved undeveloped reserves were decreases due to pricing revisions. Downward revisions of approximately 5,210 MBOE were a result of reclassifying reserves attributable to 17 horizontal wells in which the Company has a working interest and two horizontal wells in which the Company has only a mineral interest held through the Partnership due to lower product prices.

As of December 31, 2016, all of the Company’s proved undeveloped reserves are planned to be developed within five years from the date they were initially recorded. During 2016, approximately $47.6 million in capital expenditures went toward the development of proved undeveloped reserves, which includes drilling, completion and other facility costs associated with developing proved undeveloped wells.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Material revisions to estimates of proved reserves may occur in the future; development and production of the reserves may not occur in the periods assumed; actual prices realized are expected to vary significantly from those used; and actual costs may vary.

The following table sets forth the standardized measure of discounted future net cash flows attributable to the Company’s proved oil and natural gas reserves as of December 31, 2016, 2015 and 2014.

	December 31,
	2016	2015	2014
	(In thousands)
Future cash inflows	$6,275,705	$5,377,783	$7,695,368
Future development costs	(617,636)	(548,239)	(602,438)
Future production costs	(1,392,852)	(1,279,101)	(1,278,487)
Future production taxes	(459,244)	(363,129)	(534,851)
Future income tax expenses	(75,595)	(28,233)	(672,380)
Future net cash flows	3,730,378	3,159,081	4,607,212
10% discount to reflect timing of cash flows	(2,018,965)	(1,740,948)	(2,561,988)
Standardized measure of discounted future net cash flows	$1,711,413	$1,418,133	$2,045,224

In the table below the average first-day-of–the-month price for oil, natural gas and natural gas liquids is presented, all utilized in the computation of future cash inflows.

	December 31,
	2016	2015	2014
	Unweighted Arithmetic Average
	First-Day-of-the-Month Prices
Oil (per Bbl)	$39.94	$45.07	$87.15
Natural gas (per Mcf)	$1.36	$1.83	$4.85
Natural gas liquids (per Bbl)	$12.91	$12.56	$30.09

Principal changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved reserves are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Standardized measure of discounted future net cash flows at the beginning of the period	$1,418,133	$2,045,224	$975,639
Sales of oil and natural gas, net of production costs	(411,558)	(331,119)	(404,409)
Purchase of minerals in place	37,661	57,359	291,807
Extensions and discoveries, net of future development costs	779,359	629,149	1,135,293
Previously estimated development costs incurred during the period	85,696	129,901	111,527
Net changes in prices and production costs	(150,509)	(1,383,698)	(105,210)
Changes in estimated future development costs	20,647	38,638	(4,877)
Revisions of previous quantity estimates	(123,795)	(377,160)	(173,004)
Accretion of discount	143,134	236,716	151,481
Net change in income taxes	(30,530)	268,963	(12,326)
Net changes in timing of production and other	(56,825)	104,160	79,303
Standardized measure of discounted future net cash flows at the end of the period	$1,711,413	$1,418,133	$2,045,224

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

19. QUARTERLY FINANCIAL DATA (Unaudited)

The Company’s unaudited quarterly financial data for 2016 and 2015 is summarized below.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$87,481	$112,483	$142,131	$185,012
Income (loss) from operations	(27,603)	(134,786)	6,693	87,079
Income tax expense (benefit)	—	368	—	(176)
Net income (loss)	(35,627)	(157,121)	(600)	28,440
Net income (loss) attributable to non-controlling interest	(2,715)	(1,631)	1,630	2,842
Net income (loss) attributable to Diamondback Energy, Inc.	$(32,912)	$(155,490)	$(2,230)	$25,598
Earnings per common share
Basic	$(0.46)	$(2.17)	$(0.03)	$0.32
Diluted	$(0.46)	$(2.17)	$(0.03)	$0.32

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$101,401	$119,063	$111,946	$114,323
Income (loss) from operations	1,437	(299,120)	(254,773)	(187,813)
Income tax expense (benefit)	3,370	(116,732)	(81,461)	(6,487)
Net income (loss)	6,439	(211,352)	(156,042)	(186,835)
Net income attributable to non-controlling interest	590	935	739	574
Net income (loss) attributable to Diamondback Energy, Inc.	$5,849	$(212,287)	$(156,781)	$(187,409)
Earnings per common share
Basic	$0.10	$(3.45)	$(2.40)	$(2.80)
Diluted	$0.10	$(3.45)	$(2.40)	$(2.80)

EXHIBIT INDEX

Exhibit Number	Description
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

2.4#
Purchase and Sale Agreement, dated as of December 13, 2016, by and among Brigham Resources Operating, LLC and Brigham Resources Midstream, LLC, as sellers, and Diamondback E&P LLC and Diamondback Energy, Inc., as buyers (incorporated by reference to Exhibit 2.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on December 14, 2016).

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on November 16, 2012).

3.2
Certificate of Amendment No. 1 of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on December 12, 2016).

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on November 16, 2012).
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

4.3
Indenture, dated as of October 28, 2016, among Diamondback Energy, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (including the form of Diamondback Energy, Inc.’s 4.750 % Senior Notes due 2024) (incorporated by reference to Exhibit 4.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on November 2, 2016).

4.4
Registration Rights Agreement, dated as of October 28, 2016, among Diamondback Energy, Inc., the guarantors party thereto and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 4.2 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on November 2, 2016).

4.5
Indenture, dated as of December 20, 2016, among Diamondback Energy, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (including the form of Diamondback Energy, Inc.’s 5.375% Senior Notes due 2025) (incorporated by reference to Exhibit 4.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on December 21, 2016).

4.6
Registration Rights Agreement, dated as of December 20, 2016, among Diamondback Energy, Inc., the guarantors party thereto and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 4.2 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on December 21, 2016).

10.1	Diamondback Energy, Inc. 2016 Amended and Restated Equity Incentive Plan (incorporated by reference to Appendix A to Schedule DEFA 14A filed by the Company with the SEC on May 25, 2016).
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

Exhibit Number	Description
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

10.40
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

10.41
Contribution Agreement by and among Diamondback Energy, Inc., Viper Energy Partners LLC, Viper Energy Partners GP LLC and Viper Energy Partners LP, dated as of June 17, 2014 (incorporated by reference to Exhibit 10.2 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on May 9, 2014).

10.42
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

10.44
Third Amendment, dated as of June 21, 2016, to the Credit Agreement, dated as of July 8, 2014, by and among Viper Energy Partners LP, as borrower, Viper Energy Partners LLC, as guarantor, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Viper’s Current Report on Form 8-K (File No. 001-36505) filed June 27, 2016).

10.45
Fourth Amendment, dated as of October 28, 2016, to the Credit Agreement, dated as of July 8, 2014, by and among Viper Energy Partners LP, as borrower, Viper Energy Partners LLC, as guarantor, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Viper’s Current Report on Form 8-K (File No. 001-36505) filed on November 3, 2016).

10.46
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

10.50
Lease Amendment No. 15 effective November 10, 2014 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Diamondback E&P LLC (incorporated by reference to Exhibit 10.5 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on November 5, 2015).

10.51
Lease Amendment No. 16 effective April 1, 2015 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Diamondback E&P LLC (incorporated by reference to Exhibit 10.6 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on November 5, 2015).

Exhibit Number	Description
10.52
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