Form 10-Q
period 2017-03-31
Diamondback Energy, Inc.
filed 2017-05-04
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2017, 98,128,043 shares of the registrant’s common stock were outstanding.

DIAMONDBACK ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this report and detailed under Part II, Item 1A. Risk Factors in this report and our Annual Report on Form 10–K for the year ended December 31, 2016 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements.

Forward-looking statements may include statements about our:

•	business strategy;

•	exploration and development drilling prospects, inventories, projects and programs;

•	oil and natural gas reserves;

•	acquisitions, including our acquisition in the Southern Delaware Basin;

•	identified drilling locations;

•	ability to obtain permits and governmental approvals;

•	technology;

•	financial strategy;

•	realized oil and natural gas prices;

•	production;

•	lease operating expenses, general and administrative costs and finding and development costs;

•	future operating results; and

•	plans, objectives, expectations and intentions.

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

v

Diamondback Energy, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2017	2016
	(In thousands, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$37,440	$1,666,574
Restricted cash	—	500
Accounts receivable:
Joint interest and other	55,953	49,476
Oil and natural gas sales	83,425	70,349
Related party	98	297
Inventories	3,027	1,983
Derivative instruments	14,374	—
Prepaid expenses and other	4,457	2,987
Total current assets	198,774	1,792,166
Property and equipment:
Oil and natural gas properties, full cost method of accounting ($3,892,109 and $1,730,519 excluded from amortization at March 31, 2017 and December 31, 2016, respectively)	7,870,991	5,160,261
Midstream assets	56,833	8,362
Other property and equipment	70,170	58,290
Accumulated depletion, depreciation, amortization and impairment	(1,894,897)	(1,836,056)
Net property and equipment	6,103,097	3,390,857
Funds held in escrow	2,051	121,391
Derivative instruments	3,102	709
Deferred income taxes	123	—
Other assets	62,553	44,557
Total assets	$6,369,700	$5,349,680
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$19,689	$47,648
Accounts payable-related party	—	1
Accrued capital expenditures	94,810	60,350
Other accrued liabilities	80,763	55,330
Revenues and royalties payable	48,807	23,405
Derivative instruments	—	22,608
Total current liabilities	244,069	209,342
Long-term debt	985,786	1,105,912
Asset retirement obligations	18,939	16,134
Deferred income taxes	1,548	—
Total liabilities	1,250,342	1,331,388
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 98,127,709 issued and outstanding at March 31, 2017; 90,143,934 issued and outstanding at December 31, 2016	981	901
Additional paid-in capital	5,034,007	4,215,955
Accumulated deficit	(383,121)	(519,394)
Total Diamondback Energy, Inc. stockholders’ equity	4,651,867	3,697,462
Non-controlling interest	467,491	320,830
Total equity	5,119,358	4,018,292
Total liabilities and equity	$6,369,700	$5,349,680
See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share amounts)
Revenues:
Oil sales	$207,074	$79,020
Natural gas sales	9,922	4,022
Natural gas liquid sales	15,502	4,439
Lease bonus	1,602	—
Midstream services	1,130	—
Total revenues	235,230	87,481
Costs and expenses:
Lease operating expenses	26,626	18,223
Production and ad valorem taxes	15,725	7,962
Gathering and transportation	2,619	2,789
Midstream services	854	—
Depreciation, depletion and amortization	58,929	42,069
Impairment of oil and natural gas properties	—	30,816
General and administrative expenses (including non-cash equity-based compensation, net of capitalized amounts, of $7,063 and $8,350 for the three months ended March 31, 2017 and 2016, respectively)	13,744	12,979
Asset retirement obligation accretion	323	246
Total costs and expenses	118,820	115,084
Income (loss) from operations	116,410	(27,603)
Other income (expense):
Interest income (expense), net	(12,225)	(10,013)
Other income	1,145	563
Gain on derivative instruments, net	37,701	1,426
Total other income (expense), net	26,621	(8,024)
Income (loss) before income taxes	143,031	(35,627)
Provision for income taxes	1,957	—
Net income (loss)	141,074	(35,627)
Net income (loss) attributable to non-controlling interest	4,801	(2,715)
Net income (loss) attributable to Diamondback Energy, Inc.	$136,273	$(32,912)
Earnings per common share:
Basic	$1.46	$(0.46)
Diluted	$1.46	$(0.46)
Weighted average common shares outstanding:
Basic	93,161	71,026
Diluted	93,364	71,026

See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Shares	Amount
	(In thousands)
Balance December 31, 2015	66,797	$668	$2,229,664	$(354,360)	$233,001	$2,108,973
Unit-based compensation		—	—	—	973	973
Stock-based compensation		—	10,141	—	—	10,141
Distribution to non-controlling interest		—	—	—	(2,115)	(2,115)
Common shares issued in public offering, net of offering costs	4,600	46	254,293	—	—	254,339
Exercise of stock options and vesting of restricted stock units	301	3	369	—	—	372
Net loss		—	—	(32,912)	(2,715)	(35,627)
Balance March 31, 2016	71,698	$717	$2,494,467	$(387,272)	$229,144	$2,337,056

Balance December 31, 2016	90,144	$901	$4,215,955	$(519,394)	$320,830	$4,018,292
Net proceeds from issuance of common units - Viper Energy Partners LP		—	—	—	147,523	147,523
Unit-based compensation		—	—	—	819	819
Stock-based compensation		—	8,587	—	—	8,587
Distribution to non-controlling interest		—	—	—	(6,482)	(6,482)
Common shares issued in public offering, net of offering costs		—	14	—	—	14
Common shares issued for acquisition	7,686	77	809,096	—	—	809,173
Exercise of stock options and vesting of restricted stock units	298	3	355	—	—	358
Net income		—	—	136,273	4,801	141,074
Balance March 31, 2017	98,128	$981	$5,034,007	$(383,121)	$467,491	$5,119,358

See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$141,074	$(35,627)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for deferred income taxes	1,425	—
Impairment of oil and natural gas properties	—	30,816
Asset retirement obligation accretion	323	246
Depreciation, depletion, and amortization	58,929	42,069
Amortization of debt issuance costs	852	668
Change in fair value of derivative instruments	(39,375)	3,691
Income from equity investment	(3)	—
Equity-based compensation expense	7,063	8,350
Gain on sale of assets, net	(12)	—
Changes in operating assets and liabilities:
Accounts receivable	(20,104)	23,439
Accounts receivable-related party	199	27
Restricted cash	500	—
Inventories	(1,044)	137
Prepaid expenses and other	(19,894)	(530)
Accounts payable and accrued liabilities	10,281	(5,121)
Accounts payable and accrued liabilities-related party	(2)	(12)
Accrued interest	10,313	8,575
Revenues and royalties payable	25,402	(3,968)
Net cash provided by operating activities	175,927	72,760
Cash flows from investing activities:
Additions to oil and natural gas properties	(116,174)	(86,169)
Additions to oil and natural gas properties-related party	—	(164)
Acquisition of mineral interests	(8,579)	(2,082)
Acquisition of leasehold interests	(1,760,810)	(16,923)
Additions to midstream assets	(59)	—
Acquisition of midstream assets	(48,329)	—
Purchase of other property and equipment	(11,918)	(1,142)
Proceeds from sale of assets	1,238	123
Funds held in escrow	119,340	—
Equity investments	(188)	(800)
Net cash used in investing activities	(1,825,479)	(107,157)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	—	8,500
Repayment under credit facility	(120,500)	(11,000)
Debt issuance costs	(418)	(4)
Public offering costs	(265)	(179)
Proceeds from public offerings	147,725	254,518
Proceeds from exercise of stock options	358	372
Distributions to non-controlling interest	(6,482)	(2,115)
Net cash provided by financing activities	20,418	250,092
Net increase (decrease) in cash and cash equivalents	(1,629,134)	215,695

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - Continued
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Cash and cash equivalents at beginning of period	1,666,574	20,115
Cash and cash equivalents at end of period	$37,440	$235,810

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$1,118	$823
Supplemental disclosure of non-cash transactions:
Change in accrued capital expenditures	$34,460	$(23,646)
Capitalized stock-based compensation	$2,343	$2,764
Common stock issued for oil and natural gas properties	$809,173	$—
Asset retirement obligation acquired	$2,129	$796

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

The wholly-owned subsidiaries of Diamondback, as of March 31, 2017, include Diamondback E&P LLC, a Delaware limited liability company, Diamondback O&G LLC, a Delaware limited liability company, Viper Energy Partners GP LLC, a Delaware limited liability company, and Rattler Midstream LLC (formerly known as White Fang Energy LLC), a Delaware limited liability company. The consolidated subsidiaries include the wholly-owned subsidiaries as well as Viper Energy Partners LP, a Delaware limited partnership (the “Partnership”), and the Partnership’s wholly-owned subsidiary Viper Energy Partners LLC, a Delaware limited liability company.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation.

The Partnership is consolidated in the financial statements of the Company. As of March 31, 2017, the Company owned approximately 74% of the common units of the Partnership and the Company’s wholly-owned subsidiary, Viper Energy Partners GP LLC, is the General Partner of the Partnership.

These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10–Q should be read in conjunction with the Company’s most recent Annual Report on Form 10–K for the fiscal year ended December 31, 2016, which contains a summary of the Company’s significant accounting policies and other disclosures.

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

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-11, “Inventory”. This update applies to all inventory that is not measured using last-in, first-out or the retail inventory method. Under this update, an entity should measure inventory at the lower of cost and net realizable value. This standard was effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. This standard should be applied prospectively with early adoption permitted as of the beginning of an interim or annual reporting period. The Company adopted this standard prospectively effective January 1, 2017. The adoption of this standard had no impact on the Company’s financial position, results of operations or liquidity because the Company currently measures its inventory at the lower of cost or net realizable value.

In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-17, “Income Taxes”. This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The standard was effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. This standard may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted this standard prospectively effective January 1, 2017. The Company will present deferred tax liabilities and assets as noncurrent.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-09, "Compensation - Stock Compensation". This update applies to all entities that issue equity-based payment awards to their employees. Under this update, there were several areas that were simplified including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update was effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company prospectively adopted this standard effective January 1, 2017. The Company revised its calculation of diluted earnings per share to exclude the amount of excess tax benefits that would be recognized in additional paid-in capital. The Company also adopted a policy to account for forfeitures as they occur.

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

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses”. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not believe the adoption of this standard will have a material impact on the Company’s consolidated financial statements since the Company does not have a history of credit losses.

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

In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update 2017-01, “Business Combinations - Clarifying the Definition of a Business”. This update apples to all entities that must determine

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

whether they acquired or sold a business. This update provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This update will be effective for financial statements issued for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years. This update should be applied prospectively on or after the effective date. This update is not expected to have a material impact the Company’s financial statements or results of operations. The adoption of this update will change the process that the Company uses to evaluate whether the Company has acquired a business or an asset. This update will be applied prospectively and will not have an effect on prior acquisitions.

3.    ACQUISITIONS

On February 28, 2017, the Company completed its acquisition of certain oil and natural gas properties, midstream assets and other related assets in the Delaware Basin for an aggregate purchase price consisting of $1.74 billion in cash and 7.69 million shares of the Company’s common stock, of which approximately 1.15 million shares were placed in an indemnity escrow. This transaction includes the acquisition of (i) approximately 100,306 gross (80,339 net) acres primarily in Pecos and Reeves counties for approximately $2.5 billion and (ii) midstream assets for approximately $47.6 million. The Company used the net proceeds from the December 2016 equity offering, net proceeds from the December 2016 debt offering, cash on hand and other financing sources to fund the cash portion of the purchase price for this acquisition.

The Company is in the process of identifying and determining the fair values of the assets and liabilities assumed, and as a result, the estimates for fair value at March 31, 2017 are subject to change. The following represents the preliminary estimated fair value of the assets and liabilities assumed on the acquisition date. The aggregate consideration transferred was $2.6 billion, subject to post-closing adjustments, resulting in no goodwill or bargain purchase gain.

(in thousands)
Proved oil and natural gas properties	$387,571
Unevaluated oil and natural gas properties	2,122,415
Midstream assets	47,554
Prepaid capital costs	3,460
Oil inventory	839
Revenues payable	(8,723)
Asset retirement obligation	(1,550)
Total fair value of net assets	$2,551,566

The Company has included in its consolidated statements of operations revenues of $12.2 million and direct operating expenses of $2.7 million for the period from February 28, 2017 to March 31, 2017 due to the acquisition.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Pro Forma Financial Information

The following unaudited summary pro forma consolidated statement of operations data of Diamondback for the three months March 31, 2017 and 2016 have been prepared to give effect to the February 28, 2017 acquisition as if it had occurred on January 1, 2016. The pro forma data are not necessarily indicative of financial results that would have been attained had the acquisitions occurred on January 1, 2016. The pro forma data also necessarily exclude various operation expenses related to the properties and the financial statements should not be viewed as indicative of operations in future periods.

	Three Months Ended March 31,
	2017	2016

Revenues	$258,159	$102,664
Income from operations	133,162	(24,003)
Net income	150,615	(29,312)
Basic earnings per common share	1.62	(0.41)
Diluted earnings per common share	1.61	(0.41)

4.    VIPER ENERGY PARTNERS LP

The Partnership is a publicly traded Delaware limited partnership, the common units of which are listed on the NASDAQ Global Market under the symbol “VNOM”. The Partnership was formed by Diamondback on February 27, 2014, to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. Viper Energy Partners GP LLC, a fully-consolidated subsidiary of Diamondback, serves as the general partner of, and holds a non-economic general partner interest in, the Partnership. As of March 31, 2017, the Company owned approximately 74% of the common units of the Partnership.

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
(Unaudited)

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

5.    PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	March 31,	December 31,
	2017	2016

	(in thousands)
Oil and natural gas properties:
Subject to depletion	$3,978,882	$3,429,742
Not subject to depletion	3,892,109	1,730,519
Gross oil and natural gas properties	7,870,991	5,160,261
Accumulated depletion	(747,033)	(687,685)
Accumulated impairment	(1,143,498)	(1,143,498)
Oil and natural gas properties, net	5,980,460	3,329,078
Midstream assets	56,833	8,362
Other property and equipment	70,170	58,290
Accumulated depreciation	(4,366)	(4,873)
Property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$6,103,097	$3,390,857

Balance of acquisition costs not subject to depletion
Incurred in 2017	$2,184,601
Incurred in 2016	$788,662
Incurred in 2015	$374,937
Incurred in 2014	$442,159
Incurred in 2013	$47,174
Incurred in 2012	$54,576

The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain internal costs, are capitalized and amortized on a composite unit of production method based on proved oil, natural gas liquids and natural gas reserves. Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. Costs, including related employee costs, associated with production and operation of the properties are charged to expense as incurred. All other internal costs not directly associated with exploration and development activities are charged to expense as they are incurred. Capitalized internal costs were approximately $5.1 million and $5.0 million for the three months ended March 31, 2017 and 2016, respectively. Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The inclusion of the Company’s unevaluated costs into the amortization base is expected to be completed within three to five years. Acquisition costs not currently being amortized are primarily related to unproved acreage that the Company plans to prove up through drilling. The Company has no plans to let any acreage expire. Sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, natural gas liquids and natural gas.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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

As a result of the decline in prices, the Company recorded a non-cash impairment for the three months ended March 31, 2016 of $30.8 million, which is included in accumulated depletion, depreciation, amortization and impairment. The Company did not record an impairment for the three months ended March 31, 2017. The impairment charge affected the Company’s reported net income but did not reduce its cash flow. In addition to commodity prices, the Company’s production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine its actual ceiling test calculation and impairment analysis in future periods.

At March 31, 2017, there was $16.8 million in exploration costs and development costs and $2.2 million in capitalized interest that are not subject to depletion. At December 31, 2016, there were no exploration costs, development costs or capitalized interest that are not subject to depletion.

6.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligation liability for the following periods:

	Three Months Ended March 31,
	2017	2016

	(in thousands)
Asset retirement obligations, beginning of period	$17,422	$12,711
Additional liabilities incurred	741	132
Liabilities acquired	2,129	796
Liabilities settled	(102)	(344)
Accretion expense	323	246
Revisions in estimated liabilities	(2)	88
Asset retirement obligations, end of period	20,511	13,629
Less current portion	1,572	67
Asset retirement obligations - long-term	$18,939	$13,562

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

7.    EQUITY METHOD INVESTMENTS

In October 2014, the Company paid $0.6 million for a 25% interest in HMW Fluid Management LLC, which was formed to develop, own and operate an integrated water management system to gather, store, process, treat, distribute and dispose of water to exploration and production companies operating in Midland, Martin and Andrews Counties,

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Texas. The board of this entity may also authorize the entity to offer these services to other counties in the Permian Basin and to pursue other business opportunities. During the three months ended March 31, 2017 and 2016, the Company invested $0.2 million and $0.8 million, respectively, in this entity bringing its total investment to $6.5 million and $4.1 million at March 31, 2017 and 2016, respectively. The Company will retain a minority interest after all commitments are received. The entity was formed as a limited liability company and maintains a specific ownership account for each investor, similar to a partnership capital account structure. Therefore, the Company accounts for this investment under the equity method of accounting.

8.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	March 31,	December 31,
	2017	2016

	(in thousands)
4.750 % Senior Notes due 2024	$500,000	$500,000
5.375 % Senior Notes due 2025	500,000	500,000
Unamortized debt issuance costs	(14,214)	(14,588)
Partnership revolving credit facility	—	120,500
Total long-term debt	$985,786	$1,105,912

2024 Senior Notes

On October 28, 2016, the Company issued $500.0 million in aggregate principal amount of 4.750% Senior Notes due 2024 (the “2024 Senior Notes”). The 2024 Senior Notes bear interest at a rate of 4.750% per annum, payable semi-annually, in arrears on May 1 and November 1 of each year, commencing on May 1, 2017 and will mature on November 1, 2024. All of the Company’s existing and future restricted subsidiaries that guarantee its revolving credit facility or certain other debt guarantee the 2024 Senior Notes; provided, however, that the 2024 Senior Notes are not guaranteed by the Partnership, the General Partner, Viper Energy Partners LLC or Rattler Midstream LLC, and will not be guaranteed by any of the Company’s future unrestricted subsidiaries.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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

2025 Senior Notes

On December 20, 2016, the Company issued $500.0 million in aggregate principal amount of 5.375% Senior Notes due 2025 (the “2025 Senior Notes”). The 2025 Senior Notes bear interest at a rate of 5.375% per annum, payable semi-annually, in arrears on May 31 and November 30 of each year, commencing on May 31, 2017 and will mature on May 31, 2025. All of the Company’s existing and future restricted subsidiaries that guarantee its revolving credit facility or certain other debt guarantee the 2025 Senior Notes, provided, however, that the 2025 Senior Notes are not guaranteed by the Partnership, the General Partner, Viper Energy Partners LLC or Rattler Midstream LLC, and will not be guaranteed by any of the Company’s future unrestricted subsidiaries.
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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

On April 26, 2017, the Company filed with the SEC its Registration Statement on Form S-4 relating to the exchange offers of the 2024 Senior Notes and the 2025 Senior Notes for substantially identical debt securities registered under the Securities Act.

The Company’s Credit Facility

On June 9, 2014, Diamondback O&G LLC, as borrower, entered into a first amendment and on November 13, 2014, Diamondback O&G LLC entered into a second amendment to the second amended and restated credit agreement, dated November 1, 2013 (the “credit agreement”). The first amendment modified certain provisions of the credit agreement to, among other things, allow one or more of the Company’s subsidiaries to be designated as “Unrestricted Subsidiaries” that are not subject to certain restrictions contained in the credit agreement. In connection with the Viper Offering, the Partnership, the General Partner and Viper Energy Partners LLC were designated as unrestricted subsidiaries under the credit agreement. As of March 31, 2017, the credit agreement was guaranteed by Diamondback, Diamondback E&P LLC and Rattler Midstream LLC and will also be guaranteed by any future restricted subsidiaries of Diamondback. The credit agreement is also secured by substantially all of the assets of Diamondback O&G LLC, the Company and the other guarantors.

The second amendment increased the maximum amount of the credit facility to $2.0 billion, modified the dates and deadlines of the credit agreement relating to the scheduled borrowing base redeterminations based on the Company’s oil and natural gas reserves and other factors and added new provisions that allow the Company to elect a commitment amount that is less than its borrowing base as determined by the lenders. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, the Company may request up to three additional redeterminations of the borrowing base during any 12-month period. As of March 31, 2017, the borrowing base was set at $1.0 billion, of which the Company had elected a commitment amount of $500.0 million, and the Company had no outstanding borrowings.

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

The covenant prohibiting additional indebtedness, as amended in December 2016, allows for the issuance of unsecured debt of up to $1.0 billion in the form of senior or senior subordinated notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be repaid. As of March 31, 2017, the Company had $1.0 billion in aggregate principal amount of senior unsecured notes outstanding.

As of March 31, 2017 and December 31, 2016, the Company was in compliance with all financial covenants under its revolving credit facility, as then in effect. The lenders may accelerate all of the indebtedness under the

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Company’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.

The Partnership’s Credit Agreement

The Partnership entered into a $500.0 million secured revolving credit agreement, dated as of July 8, 2014, as amended, with Wells Fargo, as the administrative agent, sole book runner and lead arranger, and certain other lenders party thereto. The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. As of March 31, 2017, the borrowing base was set at $275.0 million and the Partnership had no outstanding borrowings under the credit agreement.

The outstanding borrowings under the credit agreement bear interest at a rate elected by the Partnership that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 1.0% to 2.00% in the case of the alternative base rate and from 2.00% to 3.00% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. The Partnership is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the borrowing base, which fee is also dependent on the amount of the loan outstanding in relation to the borrowing base. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be repaid (a) to the extent that the loan amount exceeds the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period) and (b) at the maturity date of July 8, 2019. The loan is secured by substantially all of the assets of the Partnership and its subsidiaries.

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

Diamondback completed no other equity offerings during the three months ended March 31, 2017 and 2016.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Partnership Equity Offering

In January 2017, the Partnership completed an underwritten public offering of 9,775,000 common units, which included 1,275,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. The Partnership received net proceeds from this offering of approximately $147.6 million, after deducting underwriting discounts and commissions and estimated offering expenses, of which Partnership used $120.5 million to repay the outstanding borrowings under its revolving credit agreement and intends to use the remaining net proceeds for general partnership purposes, which may include additional acquisitions.
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

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended March 31,
	2017	2016
Net income (loss) attributable to common stock	$136,273	$(32,912)
Weighted average common shares outstanding
Basic weighted average common units outstanding	93,161	71,026
Effect of dilutive securities:
Potential common shares issuable	203	—
Diluted weighted average common shares outstanding	93,364	71,026
Basic net income (loss) attributable to common stock	$1.46	$(0.46)
Diluted net income (loss) attributable to common stock	$1.46	$(0.46)

For the three months ended March 31, 2017 and 2016, there were 14 shares and 194,737 shares, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented. These shares could dilute basic earnings per share in future periods.

10.    EQUITY-BASED COMPENSATION

The following table presents the effects of the equity compensation plans and related costs:

	Three Months Ended March 31,
	2017	2016
General and administrative expenses	$7,063	$8,350
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	2,343	2,764

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Stock Options

The following table presents the Company’s stock option activity under the Company’s 2012 Equity Incentive Plan (“2012 Plan”) for the three months ended March 31, 2017.

		Weighted Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding at December 31, 2016	15,750	$22.72
Exercised	(15,750)	$22.72
Outstanding at March 31, 2017	—	$—	0.00	$—

The aggregate intrinsic value of stock options that were exercised during the three months ended March 31, 2017 and 2016 was $1.2 million and $0.9 million, respectively.

Restricted Stock Units

The following table presents the Company’s restricted stock units activity under the 2012 Plan during the three months ended March 31, 2017.

	Restricted Stock Awards & Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2016	206,004	$70.33
Granted	82,220	$108.56
Vested	(109,528)	$75.44
Forfeited	(69)	$91.59
Unvested at March 31, 2017	178,627	$84.78

The aggregate fair value of restricted stock units that vested during the three months ended March 31, 2017 and 2016 was $11.3 million and $8.2 million, respectively. As of March 31, 2017, the Company’s unrecognized compensation cost related to unvested restricted stock awards and units was $12.4 million. Such cost is expected to be recognized over a weighted-average period of 1.6 years.

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

In February 2017, eligible employees received performance restricted stock unit awards totaling 37,440 units from which a minimum of 0% and a maximum of 200% units could be awarded. The awards have a performance period of January 1, 2017 to December 31, 2018 and cliff vest at December 31, 2018. Eligible employees received additional performance restricted stock unit awards totaling 74,880 units from which a minimum of 0% and a maximum of 200% units could be awarded. The awards have a performance period of January 1, 2017 to December 31, 2019 and cliff vest at December 31, 2019.

The fair value of each performance restricted stock unit is estimated at the date of grant using a Monte Carlo simulation, which results in an expected percentage of units to be earned during the performance period.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The following table presents a summary of the grant-date fair values of performance restricted stock units granted and the related assumptions for the February 2017 awards.

	2017
	Two-Year Performance Period	Three-Year Performance Period
Grant-date fair value	$162.13	$168.73
Risk-free rate	1.27%	1.59%
Company volatility	39.32%	41.14%

The following table presents the Company’s performance restricted stock units activity under the 2012 Plan for the three months ended March 31, 2017.

	Performance Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2015	252,471	$103.06
Granted	118,169	$166.53
Unvested at March 31, 2017(1)	370,640	$123.29

(1)	A maximum of 741,280 units could be awarded based upon the Company’s final TSR ranking.

As of March 31, 2017, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $30.6 million. Such cost is expected to be recognized over a weighted-average period of 1.9 years.

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

The following table presents the phantom unit activity under the Viper LTIP for the three months ended March 31, 2017.

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2016	21,048	$16.23
Granted	3,126	$17.49
Unvested at March 31, 2017	24,174	$16.39

As of March 31, 2017, the unrecognized compensation cost related to unvested phantom units was $0.2 million. Such cost is expected to be recognized over a weighted-average period of 1.4 years.

11.    RELATED PARTY TRANSACTIONS

Immediately upon the completion of the Company’s initial public offering on October 17, 2012, Wexford beneficially owned approximately 44% of the Company’s outstanding common stock. As of December 31, 2016, Wexford beneficially owned less than 1% of the Company’s outstanding common stock. The Chairman of the Board of Directors of both the Company and the General Partner was a partner at Wexford until his retirement from Wexford effective December 31, 2016. Another partner at Wexford serves as a member of the Board of Directors of the General Partner. Beginning January 1, 2017, Wexford and entities affiliated with Wexford are no longer considered related parties of the Company and any expenses after December 31, 2016 are no longer classified as related party expenses.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Related Party Revenue and Expenses

During the three months ended March 31, 2016, the Company paid $0.3 million in lease operating expenses and $0.4 million in general and administrative expenses to related parties. During the three months ended March 31, 2016, the Company received less than $0.1 million in other income from related parties.

Advisory Services Agreement - The Company

The Company entered into an advisory services agreement (the “Advisory Services Agreement”) with Wexford, dated as of October 11, 2012, under which Wexford provides the Company with general financial and strategic advisory services related to the business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Advisory Services Agreement had an initial term of two years commencing on October 18, 2012, and continues for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. The Company incurred total costs of $0.1 million during the three months ended March 31, 2016 under the Advisory Services Agreement.

Advisory Services Agreement - The Partnership

In connection with the closing of the Viper Offering, the Partnership and the General Partner entered into an advisory services agreement (the “Viper Advisory Services Agreement”) with Wexford, dated as of June 23, 2014, under which Wexford provides the Partnership and the General Partner with general financial and strategic advisory services related to the business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Viper Advisory Services Agreement has an initial term of two years commencing on June 23, 2014, and will continue for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. The Partnership did not incur any costs during the three months ended March 31, 2017 or March 31, 2016 under the Viper Advisory Services Agreement.

Midland Corporate Lease

Effective May 15, 2011, the Company occupied corporate office space in Midland, Texas under a lease with an initial five-year term, which was extended for an additional ten-years in November 2014. The office space is owned by Fasken, which is controlled by an affiliate of Wexford. The Company paid rent of $0.3 million for the three months ended March 31, 2016.

Field Office Lease

The Company leased field office space in Midland, Texas from an unrelated third party commencing on March 1, 2011. On March 1, 2014, the building was purchased by WT Commercial Portfolio, LLC, which is controlled by an affiliate of Wexford. The term of the lease expires on February 28, 2018. During the third quarter of 2014, the Company entered into a sublease with Bison, in which Bison leased the field office space on the same terms as the Company’s lease for the remainder of the lease term. The Company paid rent of less than $0.1 million during the three months ended March 31, 2016. The Company received payments of less than $0.1 million from Bison in respect of this sublease during the three months ended March 31, 2016.

The Partnership - Lease Bonus
During the three months ended March 31, 2017, the Company paid the Partnership $1,500 in lease bonus payments to extend the term of one lease, reflecting an average bonus of $400 per acre. During the three months ended March 31, 2016, the Company paid the Partnership $0.1 million in lease bonus payments to extend the term of one lease, reflecting an average bonus of $2,500 per acre.
12.    INCOME TAXES

The Company’s effective income tax rates were 1.4% and 0.0% for the three months ended March 31, 2017 and 2016, respectively. Total income tax expense for the three months ended March 31, 2017 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income primarily due to current and deferred state income taxes and the change in valuation allowance that offsets the Company’s federal net deferred tax asset position. The Company incurs state income tax obligations in Texas, the primary state in which it operates, pursuant

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

to the Texas margin tax. Any positive net taxable income generated by the Company for federal income tax purposes for the three months ended March 31, 2017 is expected to be offset by federal net operating loss (“NOL”) carryforwards, for which a full valuation allowance has been provided. During the three months ended March 31, 2017, the Company reduced its valuation allowance against its federal NOL by $27.4 million, bringing the total valuation allowance to $87.0 million. The valuation allowance reduces the Company’s deferred assets to a zero value, as management does not believe that it is more-likely-than-not that this portion of the Company's NOLs are realizable. Management believes that the balance of the Company's NOLs are realizable only to the extent of future taxable income primarily related to the excess of book carrying value of properties over their respective tax bases. No other sources of future taxable income are considered in this judgment.

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

The Company has used fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options to reduce price volatility associated with certain of its oil and natural gas sales. With respect to the Company’s fixed price swap contracts and fixed price basis swap contracts, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is less than the swap or basis price, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap or basis price. The Company has fixed price basis swaps for the spread between the WTI Midland price and the WTI Cushing price. Under the Company’s costless collar contracts, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is less than the put option price, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is greater than the call option price. If the settlement price is between the put and the call price, there is no payment required. The Company’s derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate pricing and with natural gas derivative settlements based on the New York Mercantile Exchange Henry Hub pricing.

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

As of March 31, 2017, the Company had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

	2017		2018
	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)
Oil Swaps	3,302,000	$53.13	904,000	$54.96
Oil Basis Swaps	6,600,000	$(0.72)	5,475,000	$(0.88)
Natural Gas Swaps	5,500,000	$3.16	1,350,000	$3.60

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

	Floor		Ceiling
	Volume (Bbls)	Fixed Price (per Bbl)	Volume (Bbls)	Fixed Price (per Bbl)
January 2017 - December 2017
Costless Collars	4,402,000	$46.69	2,201,000	$56.03
January 2018 - March 2018
Costless Collars	540,000	$47.00	270,000	$56.34

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

The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties and the resulting net amounts presented in the Company’s consolidated balance sheets as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
	(in thousands)
Gross amounts of assets presented in the Consolidated Balance Sheet	$17,476	$709
Net amounts of assets presented in the Consolidated Balance Sheet	17,476	709

Gross amounts of liabilities presented in the Consolidated Balance Sheet	—	22,608
Net amounts of liabilities presented in the Consolidated Balance Sheet	$—	$22,608

The net amounts are classified as current or noncurrent based on their anticipated settlement dates. The net fair value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Current assets: derivative instruments	$14,374	$—
Noncurrent assets: derivative instruments	3,102	709
Total assets	$17,476	$709
Current liabilities: derivative instruments	$—	$22,608
Total liabilities	$—	$22,608

None of the Company’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following table summarizes the gains and losses on derivative instruments included in the combined consolidated statements of operations:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Change in fair value of open non-hedge derivative instruments	$39,375	$(3,691)
Gain (loss) on settlement of non-hedge derivative instruments	(1,674)	5,117
Gain on derivative instruments	$37,701	$1,426

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis, including the Company’s derivative instruments. The fair values of the Company’s fixed price swaps, fixed price basis swaps and costless collars are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes, and time to maturity. These valuations are Level 2 inputs.

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
	(in thousands)
Fixed price swaps:
Quoted prices in active markets level 1	$—	$—
Significant other observable inputs level 2	17,476	23,317
Significant unobservable inputs level 3	—	—
Total	$17,476	$23,317

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets.

	March 31, 2017		December 31, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Debt:
Revolving credit facility	$—	$—	$—	$—
4.750% Senior Notes due 2024	500,000	504,200	500,000	491,250
5.375% Senior Notes due 2025	500,000	516,250	500,000	502,850
Partnership revolving credit facility	—	—	120,500	120,500

The fair value of the revolving credit facility approximates its carrying value based on borrowing rates available to the Company for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Senior Notes was determined using the March 31, 2017 quoted market price, a Level 1 classification in the fair value hierarchy. The fair value of the Partnership’s revolving credit facility approximates its carrying value based on borrowing rates available to us for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy.

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

16.    SUBSEQUENT EVENTS

Commodity Contracts

Subsequent to March 31, 2017, the Company entered into new fixed price swaps. The Company’s derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate pricing and with natural gas derivative settlements based on the New York Mercantile Exchange Henry Hub pricing.

The following tables present the derivative contracts entered into by the Company subsequent to March 31, 2017. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)
May 2017 - December 2017
Oil Swaps	184,000	$53.99
Natural Gas Swaps	2,450,000	$3.42
January 2018 - December 2018
Oil Swaps	1,825,000	$53.44
Natural Gas Swaps	3,650,000	$3.07

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The Company’s Credit Facility

In connection with the Company’s spring 2017 redetermination, the agent lender under the credit agreement has recommended that the Company’s borrowing base be increased to $1.5 billion. This increase is subject to the approval of the required other lenders. Regardless of such adjustment, the Company has elected to increase the lenders’ aggregate commitment to $750.0 million from $500.0 million at March 31, 2017.

The Partnership’s Credit Facility

In connection with the Partnership’s spring 2017 redetermination, the agent lender under the credit agreement has recommended that the Partnership’s borrowing base be increased to $315.0 million. This increase is subject to the approval of the required other lenders.

17.    GUARANTOR FINANCIAL STATEMENTS

As of March 31, 2017, Diamondback E&P LLC and Diamondback O&G LLC (the “Guarantor Subsidiaries”) are guarantors under the Indentures relating to the 2024 Senior Notes and the 2025 Senior Notes. In connection with the issuance of the 2024 Senior Notes and the 2025 Senior Notes, the Partnership, the General Partner, Viper Energy Partners LLC and Rattler Midstream LLC were designated as Non-Guarantor Subsidiaries. The following presents condensed consolidated financial information for the Company (which for purposes of this Note 17 is referred to as the “Parent”), the Guarantor Subsidiaries and the Non–Guarantor Subsidiaries on a consolidated basis. Elimination entries presented are necessary to combine the entities. The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the Guarantor Subsidiaries operated as independent entities. The Company has not presented separate financial and narrative information for each of the Guarantor Subsidiaries because it believes such financial and narrative information would not provide any additional information that would be material in evaluating the sufficiency of the Guarantor Subsidiaries.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Balance Sheet
March 31, 2017
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$911	$7,966	$28,563	$—	$37,440
Accounts receivable	—	130,161	9,217	—	139,378
Accounts receivable - related party	—	98	6,951	(6,951)	98
Intercompany receivable	3,140,469	593,099	—	(3,733,568)	—
Inventories	—	3,027	—	—	3,027
Other current assets	413	18,210	208	—	18,831
Total current assets	3,141,793	752,561	44,939	(3,740,519)	198,774
Property and equipment:
Oil and natural gas properties, at cost, full cost method of accounting	—	7,102,157	769,393	(559)	7,870,991
Midstream assets	—	56,833	—	—	56,833
Other property and equipment	—	70,170	—	—	70,170
Accumulated depletion, depreciation, amortization and impairment	—	(1,746,886)	(156,795)	8,784	(1,894,897)
Net property and equipment	—	5,482,274	612,598	8,225	6,103,097
Funds held in escrow	—	2,051	—	—	2,051
Derivative instruments	—	3,102	—	—	3,102
Investment in subsidiaries	2,564,063	—	—	(2,564,063)	—
Deferred income taxes	123	—	—	—	123
Other assets	—	27,500	35,053	—	62,553
Total assets	$5,705,979	$6,267,488	$692,590	$(6,296,357)	$6,369,700
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$—	$19,658	$31	$—	$19,689
Intercompany payable	48,003	3,692,516	—	(3,740,519)	—
Other current liabilities	18,775	204,764	841	—	224,380
Total current liabilities	66,778	3,916,938	872	(3,740,519)	244,069
Long-term debt	985,786	—	—	—	985,786
Asset retirement obligations	—	18,939	—	—	18,939
Deferred income taxes	1,548	—	—	—	1,548
Total liabilities	1,054,112	3,935,877	872	(3,740,519)	1,250,342
Commitments and contingencies
Stockholders’ equity	4,651,867	2,331,611	691,718	(3,023,329)	4,651,867
Non-controlling interest	—	—	—	467,491	467,491
Total equity	4,651,867	2,331,611	691,718	(2,555,838)	5,119,358
Total liabilities and equity	$5,705,979	$6,267,488	$692,590	$(6,296,357)	$6,369,700

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Balance Sheet
December 31, 2016
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,643,226	$14,135	$9,213	$—	$1,666,574
Restricted cash	—	—	500	—	500
Accounts receivable	—	109,782	10,043	—	119,825
Accounts receivable - related party	—	297	3,470	(3,470)	297
Intercompany receivable	3,060,566	359,502	—	(3,420,068)	—
Inventories	—	1,983	—	—	1,983
Other current assets	481	2,319	187	—	2,987
Total current assets	4,704,273	488,018	23,413	(3,423,538)	1,792,166
Property and equipment:
Oil and natural gas properties, at cost, full cost method of accounting	—	4,400,002	760,818	(559)	5,160,261
Midstream assets	—	8,362	—	—	8,362
Other property and equipment	—	58,290	—	—	58,290
Accumulated depletion, depreciation, amortization and impairment	—	(1,695,701)	(148,948)	8,593	(1,836,056)
Net property and equipment	—	2,770,953	611,870	8,034	3,390,857
Funds held in escrow	—	121,391	—	—	121,391
Derivative instruments	—	709	—	—	709
Investment in subsidiaries	(15,500)	—	—	15,500	—
Other assets	—	9,291	35,266	—	44,557
Total assets	$4,688,773	$3,390,362	$670,549	$(3,400,004)	$5,349,680
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$30	$45,838	$1,780	$—	$47,648
Accounts payable-related party	1	—	—	—	1
Intercompany payable	—	3,423,538	—	(3,423,538)	—
Other current liabilities	5,868	155,454	371	—	161,693
Total current liabilities	5,899	3,624,830	2,151	(3,423,538)	209,342
Long-term debt	985,412	—	120,500	—	1,105,912
Asset retirement obligations	—	16,134	—	—	16,134
Total liabilities	991,311	3,640,964	122,651	(3,423,538)	1,331,388
Commitments and contingencies
Stockholders’ equity	3,697,462	(250,602)	547,898	(297,296)	3,697,462
Non-controlling interest	—	—	—	320,830	320,830
Total equity	3,697,462	(250,602)	547,898	23,534	4,018,292
Total liabilities and equity	$4,688,773	$3,390,362	$670,549	$(3,400,004)	$5,349,680

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Three Months Ended March 31, 2017
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$178,230	$—	$28,844	$207,074
Natural gas sales	—	8,575	—	1,347	9,922
Natural gas liquid sales	—	13,643	—	1,859	15,502
Royalty income	—	—	32,050	(32,050)	—
Lease bonus income	—	—	1,602	—	1,602
Midstream services	—	1,130	—	—	1,130
Total revenues	—	201,578	33,652	—	235,230
Costs and expenses:
Lease operating expenses	—	26,626	—	—	26,626
Production and ad valorem taxes	—	13,655	2,070	—	15,725
Gathering and transportation	—	2,476	143	—	2,619
Midstream services	—	854	—	—	854
Depreciation, depletion and amortization	—	50,891	7,847	191	58,929
General and administrative expenses	7,108	5,109	2,142	(615)	13,744
Asset retirement obligation accretion	—	323	—	—	323
Total costs and expenses	7,108	99,934	12,202	(424)	118,820
Income (loss) from operations	(7,108)	101,644	21,450	424	116,410
Other income (expense)
Interest expense	(10,808)	(805)	(612)	—	(12,225)
Other income	1,092	854	(186)	(615)	1,145
Gain on derivative instruments, net	—	37,701	—	—	37,701
Total other expense, net	(9,716)	37,750	(798)	(615)	26,621
Income (loss) before income taxes	(16,824)	139,394	20,652	(191)	143,031
Provision for income taxes	1,957	—	—	—	1,957
Net income (loss)	(18,781)	139,394	20,652	(191)	141,074
Net income attributable to non-controlling interest	—	—	—	4,801	4,801
Net income (loss) attributable to Diamondback Energy, Inc.	$(18,781)	$139,394	$20,652	$(4,992)	$136,273

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Three Months Ended March 31, 2016
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$66,095	$—	$12,925	$79,020
Natural gas sales	—	3,409	—	613	4,022
Natural gas liquid sales	—	3,891	—	548	4,439
Royalty income	—	—	14,086	(14,086)	—
Lease bonus income	—	—	108	(108)	—
Total revenues	—	73,395	14,194	(108)	87,481
Costs and expenses:
Lease operating expenses	—	18,223	—	—	18,223
Production and ad valorem taxes	—	6,660	1,302	—	7,962
Gathering and transportation	—	2,701	86	2	2,789
Depreciation, depletion and amortization	—	35,128	8,150	(1,209)	42,069
Impairment of oil and natural gas properties	—	4,805	26,011	—	30,816
General and administrative expenses	8,307	2,923	1,749	—	12,979
Asset retirement obligation accretion	—	246	—	—	246
Total costs and expenses	8,307	70,686	37,298	(1,207)	115,084
Income (loss) from operations	(8,307)	2,709	(23,104)	1,099	(27,603)
Other income (expense)
Interest expense	(8,858)	(725)	(430)	—	(10,013)
Other income	57	307	199	—	563
Gain on derivative instruments, net	—	1,426	—	—	1,426
Total other income (expense), net	(8,801)	1,008	(231)	—	(8,024)
Net income (loss)	(17,108)	3,717	(23,335)	1,099	(35,627)
Net loss attributable to non-controlling interest	—	—	—	(2,715)	(2,715)
Net income (loss) attributable to Diamondback Energy, Inc.	$(17,108)	$3,717	$(23,335)	$3,814	$(32,912)

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2017
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$40	$149,822	$26,065	$—	$175,927
Cash flows from investing activities:
Additions to oil and natural gas properties	—	(116,174)	—	—	(116,174)
Acquisition of leasehold interests	—	(1,760,810)	—	—	(1,760,810)
Acquisition of mineral interests	—	—	(8,579)	—	(8,579)
Additions to midstream assets	—	(59)	—	—	(59)
Acquisition of midstream assets	—	(48,329)	—	—	(48,329)
Purchase of other property and equipment	—	(11,918)	—	—	(11,918)
Proceeds from sale of assets	—	1,238	—	—	1,238
Funds held in escrow	—	119,340	—	—	119,340
Equity investments	—	(188)	—	—	(188)
Intercompany transfers	(1,660,917)	1,660,917	—	—	—
Net cash used in investing activities	(1,660,917)	(155,983)	(8,579)	—	(1,825,479)
Cash flows from financing activities:
Repayment on credit facility	—	—	(120,500)	—	(120,500)
Debt issuance costs	(409)	(8)	(1)	—	(418)
Public offering costs	(79)	—	(186)	—	(265)
Proceeds from public offerings	—	—	147,725	—	147,725
Distribution from subsidiary	18,692	—	—	(18,692)	—
Exercise of stock options	358	—	—	—	358
Distribution to non-controlling interest	—	—	(25,174)	18,692	(6,482)
Net cash provided by (used in) financing activities	18,562	(8)	1,864	—	20,418
Net increase (decrease) in cash and cash equivalents	(1,642,315)	(6,169)	19,350	—	(1,629,134)
Cash and cash equivalents at beginning of period	1,643,226	14,135	9,213	—	1,666,574
Cash and cash equivalents at end of period	$911	$7,966	$28,563	$—	$37,440

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2016
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(526)	$57,400	$15,886	$—	$72,760
Cash flows from investing activities:
Additions to oil and natural gas properties	—	(86,333)	—	—	(86,333)
Acquisition of leasehold interests	—	(16,923)	—	—	(16,923)
Acquisition of mineral interests	—	—	(2,082)	—	(2,082)
Purchase of other property and equipment	—	(1,142)	—	—	(1,142)
Proceeds from sale of assets	—	123	—	—	123
Equity investments	—	(800)	—	—	(800)
Intercompany transfers	(41,161)	41,161	—	—	—
Net cash used in investing activities	(41,161)	(63,914)	(2,082)	—	(107,157)
Cash flows from financing activities:
Proceeds from borrowing on credit facility	—	—	8,500	—	8,500
Repayment on credit facility	—	(11,000)	—	—	(11,000)
Debt issuance costs	—	(2)	(2)	—	(4)
Public offering costs	(179)	—	—	—	(179)
Proceeds from public offerings	254,518	—	—	—	254,518
Distribution from subsidiary	16,063	—	—	(16,063)	—
Exercise of stock options	372	—	—	—	372
Distribution to non-controlling interest	—	—	(18,178)	16,063	(2,115)
Intercompany transfers	(11,000)	11,000	—	—	—
Net cash provided by (used in) financing activities	259,774	(2)	(9,680)	—	250,092
Net increase (decrease) in cash and cash equivalents	218,087	(6,516)	4,124	—	215,695
Cash and cash equivalents at beginning of period	148	19,428	539	—	20,115
Cash and cash equivalents at end of period	$218,235	$12,912	$4,663	$—	$235,810

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and notes thereto presented in this report as well as our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See “Part II. Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”

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

The following table sets forth our production data for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Oil (Bbls)	75%	76%
Natural gas (Mcf)	11%	11%
Natural gas liquids (Bbls)	14%	13%
	100%	100%

On March 31, 2017, our net acreage position in the Permian Basin was approximately 191,727 net acres.

The challenging commodity price environment that we experienced in 2016 has continued in 2017. Commodity prices improved during the first quarter of 2017, but continue to be volatile. We believe we remain well-positioned in this environment. During 2016, we again demonstrated our operational focus on achieving best-in-class execution, low-cost operations and a conservative balance sheet as we continued to reduce drilling days, well costs and operating expenses while maintaining what we believe to be a peer leading leverage ratio. We have continued our operational focus in 2017 and have further decreased drilling times, well costs and operating expenses. Our leading-edge Midland Basin costs to drill, complete and equip wells are currently below $6.0 million for a 10,000 foot lateral well and below $5.0 million for a 7,500 foot lateral well. We have successfully drilled three 13,000 foot lateral wells in Midland County to date. During the first quarter of 2017, we drilled one well in Ward County and one well in Reeves County. We also drilled a three-well pad (7,500 foot lateral each) in Howard County. With recent improvement in oil prices, we are currently operating eight rigs and three completion crews. We will continue monitoring commodity prices and overall market conditions and can adjust our rig cadence up or down in response to changes in commodity prices and overall market conditions. We will continue to evaluate adding additional rigs throughout the year if commodity prices strengthen.

2017 Highlights

Our Recent Acquisition

On February 28, 2017, we completed our acquisition of oil and natural gas properties, midstream assets and other related assets in the Delaware Basin for an aggregate purchase price consisting of $1.74 billion in cash and 7.69 million shares of our common stock, of which approximately 1.15 million shares were placed in an indemnity escrow. This transaction includes the acquisition of (i) approximately 100,306 gross (80,339 net) acres primarily in Pecos and Reeves counties for approximately $2.5 billion and (ii) midstream assets for approximately $47.6 million. We used the net proceeds from the December 2016 equity offering, net proceeds from the December 2016 debt offering, cash on hand and other financing sources to fund the cash portion of the purchase price for this acquisition.

Viper Equity Offering

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
Operational Update

During the first quarter of 2017, we drilled 28 gross (23 net) horizontal wells, two gross (two net) of which were in the Delaware Basin. We turned 26 gross (20 net) wells into production, of which two gross (two net) were wells in the Delaware Basin that were drilled by the prior operator.  We also participated in the drilling of six gross (one net) wells and in the completion of eight gross (one net) non-operated wells.

We are currently operating eight rigs and intend to operate between six and ten drilling rigs in 2017 across our asset base in the Midland and Delaware Basins. We plan to operate four to six of these rigs in the Midland Basin targeting horizontal development of the Wolfcamp and Spraberry formations, while the remainder of the rigs are expected to operate in the Delaware Basin targeting the Wolfcamp and Bone Spring formations.

In the Midland Basin, we continue to see positive well results from our core development areas in Midland, Glasscock, Howard, Andrews and Martin Counties.  Assuming commodity prices at current levels, we anticipate operating one rig in Glasscock County, one rig in Howard County and three or more rigs in Midland, Martin and Andrews Counties through the remainder of 2017.

In the Delaware Basin, we are currently operating two drilling rigs and plan to operate three rigs on this acreage through 2017 targeting the Wolfcamp and Bone Spring formations.  Our first operated well results in the Delaware Basin confirm the productivity of the asset base, and we are focused on transferring our best practices on cost control from the Midland Basin to the Delaware Basin.

We continue to focus on low cost operations and best in class execution. In doing so, we are focused on controlling oilfield service costs as our service providers seek to increase pricing after two years of declining service costs during the downturn in the oil market. To combat rising service costs, we have looked to lock in pricing for dedicated activity levels and will continue to seek opportunities to control additional well cost where possible, including de-bundling of completion costs. We believe that our 2017 drilling and completion budget will cover potential increases in our service costs during the year.

The following table summarizes our average daily production for the periods presented:

	Three Months Ended March 31,
	2017	2016
Oil (Bbls)/d	46,201	28,951
Natural Gas (Mcf)/d	40,923	25,458
Natural Gas Liquids (Bbls)/d	8,589	5,114
Total average production per day	61,610	38,308

Our average daily production for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 increased 23,302 BOE/d, or 60.8%.

Sources of Our Revenue

Our main source of revenues are derived from the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from our natural gas during processing. Our oil and natural gas revenues do not include the effects of derivatives. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold, production mix or commodity prices.

The following table presents the breakdown of our revenues for the following periods:

	Three Months Ended March 31,
	2017	2016
Revenues
Oil sales	89%	90%
Natural gas sales	4%	5%
Natural gas liquid sales	7%	5%
	100%	100%

Since our production consists primarily of oil, our revenues are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas liquids or natural gas prices. Oil, natural gas liquids and natural gas prices have historically been volatile. During 2016, West Texas Intermediate posted prices ranged from $26.19 to $54.01 per Bbl and the Henry Hub spot market price of natural gas ranged from $1.49 to $3.80 per MMBtu. On March 31, 2017, the West Texas Intermediate posted price for crude oil was $50.54 per Bbl and the Henry Hub spot market price of natural gas was $3.13 per MMBtu. Lower commodity prices may not only decrease our revenues, but also potentially the amount of oil and natural gas that we can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be redetermined at the discretion of our lenders.

Results of Operations

The following table sets forth selected historical operating data for the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(in thousands, except Bbl, Mcf and BOE amounts)
Revenues
Oil, natural gas liquids and natural gas	$232,498	$87,481
Lease bonus	1,602	—
Midstream services	1,130	—
Total revenues	235,230	87,481
Operating Expenses
Lease operating expenses	26,626	18,223
Production and ad valorem taxes	15,725	7,962
Gathering and transportation	2,619	2,789
Midstream services	854	—
Depreciation, depletion and amortization	58,929	42,069
Impairment of oil and natural gas properties	—	30,816
General and administrative expenses	13,744	12,979
Asset retirement obligation accretion	323	246
Total expenses	118,820	115,084
Income (loss) from operations	116,410	(27,603)
Interest income (expense), net	(12,225)	(10,013)
Other income	1,145	563
Gain on derivative instruments, net	37,701	1,426
Total other income (expense), net	26,621	(8,024)
Income (loss) before income taxes	143,031	(35,627)
Provision for income taxes	1,957	—
Net income (loss)	141,074	(35,627)
Net income (loss) attributable to non-controlling interest	4,801	(2,715)
Net income (loss) attributable to Diamondback Energy, Inc.	$136,273	$(32,912)

	Three Months Ended March 31,
	2017	2016
	(in thousands, except Bbl, Mcf and BOE amounts)
Production Data:
Oil (Bbls)	4,158,083	2,634,511
Natural gas (Mcf)	3,683,072	2,316,649
Natural gas liquids (Bbls)	772,995	465,391
Combined volumes (BOE)	5,544,923	3,486,010
Daily combined volumes (BOE/d)	61,610	38,308

Average Prices:
Oil (per Bbl)	$49.80	$29.99
Natural gas (per Mcf)	2.69	1.74
Natural gas liquids (per Bbl)	20.05	9.54
Combined (per BOE)	41.93	25.09
Oil, hedged($ per Bbl)(1)	49.40	31.94
Natural gas, hedged ($ per MMbtu)(1)	2.69	1.74
Average price, hedged($ per BOE)(1)	41.63	26.56

Average Costs per BOE:
Lease operating expense	$4.80	$5.23
Production and ad valorem taxes	2.84	2.28
Gathering and transportation expense	0.47	0.80
General and administrative - cash component	1.20	1.33
Total operating expense - cash	9.31	9.64

General and administrative - non-cash component	1.28	2.39
Depreciation, depletion, and amortization	10.63	12.07
Interest expense	2.20	2.87
Total expenses	14.11	17.33

Average realized oil price ($/Bbl)	$49.80	$29.99
Average NYMEX ($/Bbl)	51.62	33.35
Differential to NYMEX	(1.82)	(3.36)
Average realized oil price to NYMEX	96%	90%

Average realized natural gas price ($/Mcf)	$2.69	$1.74
Average NYMEX ($/Mcf)	3.02	1.99
Differential to NYMEX	(0.33)	(0.25)
Average realized natural gas price to NYMEX	89%	87%

Average realized natural gas liquids price ($/Bbl)	$20.05	$9.54
Average NYMEX oil price ($/Bbl)	51.62	33.35
Average realized natural gas liquids price to NYMEX oil price	39%	29%

(1)
Hedged prices reflect the effect of our commodity derivative transactions on our average sales prices. Our calculation of such effects include realized gains and losses on cash settlements for commodity derivatives, which we do not designate for hedge accounting.

Comparison of the Three Months Ended March 31, 2017 and 2016

Oil, Natural Gas Liquids and Natural Gas Revenues. Our oil, natural gas liquids and natural gas revenues increased by approximately $145.0 million, or 166%, to $232.5 million for the three months ended March 31, 2017 from $87.5 million for the three months ended March 31, 2016. Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 23,302 BOE/d to 61,610 BOE/d during the three months ended March 31, 2017 from 38,308 BOE/d during the three months ended March 31, 2016. The total increase in revenue of approximately $145.0 million is largely attributable to higher oil, natural gas liquids and natural gas production volumes and higher average sales prices for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increases in production volumes were due to a combination of increased drilling activity and growth through acquisitions. Our production increased by 1,523,572 Bbls of oil, 307,604 Bbls of natural gas liquids and 1,366,423 Mcf of natural gas for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

The net dollar effect of the increases in prices of approximately $94.0 million (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas liquids and natural gas) and the net dollar effect of the increase in production of approximately $51.0 million (calculated as the increase in period-to-period volumes for oil, natural gas liquids and natural gas multiplied by the period average prices) are shown below.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$19.81	4,158,083	$82,381
Natural gas liquids	10.51	772,995	8,124
Natural gas	0.95	3,683,072	3,499
Total revenues due to change in price			$94,004

	Change in production volumes(1)	Prior period Average Prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	1,523,572	$29.99	$45,707
Natural gas liquids	307,604	9.54	2,934
Natural gas	1,366,423	1.74	2,372
Total revenues due to change in production volumes			51,013
Total change in revenues			$145,017

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas.

Lease Bonus Revenue. Lease bonus revenue was $1.6 million for the three months ended March 31, 2017 attributable to lease bonus payments to extend the term of one lease, reflecting an average bonus of $2,500 per acre. We had no lease bonus revenue for the three months ended March 31, 2016.

Midstream Services Revenue. Midstream services revenue was $1.1 million for the three months ended March 31, 2017. We had no midstream services revenue for the three months ended March 31, 2016. Our midstream services revenue represents fees charged to our joint interest owners and third parties for the transportation of oil and natural gas along with water gathering and related disposal facilities. These assets complement our operations in areas where we have significant production.

Lease Operating Expense. Lease operating expense was $26.6 million ($4.80 per BOE) for the three months ended March 31, 2017 as compared to $18.2 million ($5.23 per BOE) for the three months ended March 31, 2016. The decrease in lease operating expense per BOE was a result of steady lease operating expenses offset by higher production volumes.

Production and Ad Valorem Tax Expense. Production and ad valorem taxes were $15.7 million for the three months ended March 31, 2017, an increase of $7.8 million, or 98%, from $8.0 million for the three months ended March 31, 2016. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, among other factors, whereas production taxes are based upon current year commodity prices. During the three months ended March 31, 2017, our production and ad valorem taxes per BOE increased by $0.56 as compared to the three months ended March 31, 2016, primarily due to increased commodity prices and production volumes.

Midstream Services Expense. Midstream services expense was $0.9 million for the three months ended March 31, 2017. We had no midstream services expense for the three months ended March 31, 2016. Midstream services represent costs incurred to operate and maintain our oil and natural gas gathering and transportation systems, natural gas lift, compression infrastructure and water transportation facilities.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $16.9 million, or 40%, to $58.9 million for the three months ended March 31, 2017 from $42.1 million for the three months ended March 31, 2016.

The following table provides the components of our depreciation, depletion and amortization expense for the periods presented:

	Three Months Ended March 31,
	2017	2016

	(in thousands, except BOE amounts)
Depletion of proved oil and natural gas properties	$58,138	$41,648
Depreciation of midstream assets	435	—
Depreciation of other property and equipment	356	421
Depreciation, depletion and amortization expense	$58,929	$42,069
Oil and natural gas properties depreciation, depletion and amortization per BOE	$10.49	$11.95
Total depreciation, depletion and amortization per BOE	$10.63	$12.07

The increase in depletion of proved oil and natural gas properties of $16.5 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 resulted primarily from higher production levels and an increase in net book value on new reserves added.

Impairment of Oil and Gas Properties. During the three months ended March 31, 2016, we recorded an impairment of oil and gas properties of $30.8 million as a result of the significant decline in commodity prices, which resulted in a reduction of the discounted present value of our proved oil and natural gas reserves. We did not record an impairment of oil and gas properties during the three months ended March 31, 2017.

General and Administrative Expense. General and administrative expense increased $0.8 million from $13.0 million for the three months ended March 31, 2016 to $13.7 million for the three months ended March 31, 2017. The increase was primarily due to an increase in salaries and benefits of $2.4 million partially offset by a decrease in non-cash equity compensation of $1.6 million.

Net Interest Expense. Net interest expense for the three months ended March 31, 2017 was $12.2 million as compared to $10.0 million for the three months ended March 31, 2016, an increase of $2.2 million. This increase was due primarily to interest on our senior notes.

Derivatives. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.” For the three months ended March 31, 2017, we had a cash loss on settlement of derivative instruments of $1.7 million as compared to a cash gain on settlement of derivative instruments of $5.1 million for the three months ended March 31, 2016. For the three months ended March 31, 2017, we had a positive change in the fair value of open derivative instruments of $39.4 million as compared to a negative change of $3.7 million during the three months ended March 31, 2016.

Provision for Income Taxes. We recorded an income tax provision for $2.0 million the three months ended March 31, 2017. We did not record an income tax provision or benefit for the three months ended March 31, 2016.

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

Liquidity and Cash Flow

Our cash flows for the three months ended March 31, 2017 and 2016 are presented below:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$175,927	$72,760
Net cash used in investing activities	(1,825,479)	(107,157)
Net cash provided by financing activities	20,418	250,092
Net increase (decrease) in cash	$(1,629,134)	$215,695

Operating Activities

Net cash provided by operating activities was $175.9 million for the three months ended March 31, 2017 as compared to $72.8 million for the three months ended March 31, 2016. The increase in operating cash flows is primarily due to a result of increases in our oil and natural gas revenues due to an increase in average prices and production growth during the three months ended March 31, 2017.

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

Investing Activities

The purchase and development of oil and natural gas properties accounted for the majority of our cash outlays for investing activities. Net cash used in investing activities was $1,825.5 million and $107.2 million during the three months ended March 31, 2017 and 2016, respectively.

During the three months ended March 31, 2017, we spent (a) $116.2 million on capital expenditures in conjunction with our development program, in which we drilled 28 gross (23 net) horizontal wells, completed 26 gross (20 net) horizontal wells and participated in the drilling of six gross (one net) non-operated wells in the Permian Basin, (b) $1,760.8 million on leasehold acquisitions, (c) $48.3 million for midstream assets and (d) $11.9 million for the purchase of other property and equipment.

During the three months ended March 31, 2016, we spent $86.3 million on capital expenditures in conjunction with our drilling program and related infrastructure projects, in which we drilled 16 gross (13 net) horizontal wells and one gross (one net) vertical wells and participated in the drilling of two gross (one net) non-operated wells in the Permian Basin. We spent an additional $16.9 million on leasehold acquisitions, $2.1 million on royalty interest acquisitions and $1.1 million for the purchase of other property and equipment.

Our investing activities for the three months ended March 31, 2017 and 2016 are summarized in the following table:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Drilling, completion and infrastructure	$(116,233)	$(86,333)
Acquisition of leasehold interests	(1,760,810)	(16,923)
Acquisition of mineral interests	(8,579)	(2,082)
Acquisition of midstream assets	(48,329)	—
Purchase of other property and equipment	(11,918)	(1,142)
Proceeds from sale of property and equipment	1,238	123
Funds held in escrow	119,340	—
Equity investments	(188)	(800)
Net cash used in investing activities	$(1,825,479)	$(107,157)

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 and 2016 was $20.4 million and $250.1 million, respectively. During the three months ended March 31, 2017, the amount provided by financing activities was primarily attributable to proceeds from Viper’s January 2017 equity offering of $147.7 million partially offset by repayments of net borrowings of $120.5 million under Viper’s credit facility. The 2016 amount provided by financing activities was primarily attributable to the proceeds from our January 2016 equity offering of $254.5 million partially offset by repayments of net borrowings of $2.5 million under our credit facility.

2024 Senior Notes

On October 28, 2016, we issued $500.0 million in aggregate principal amount of 4.750% senior notes due 2024, which we refer to as the 2024 senior notes. The 2024 senior notes bear interest at a rate of 4.750% per annum, payable semi-annually, in arrears on May 1 and November 1 of each year, commencing on May 1, 2017 and will mature on November 1, 2024. All of our existing and future restricted subsidiaries that guarantee our revolving credit facility or certain other debt guarantee the 2024 senior notes; provided, however, that the 2024 senior notes are not guaranteed by Viper, Viper Energy Partners GP LLC, Viper Energy Partners LLC or Rattler Midstream LLC, and will not be guaranteed by any of the our future unrestricted subsidiaries.

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

2025 Senior Notes

On December 20, 2016, we issued $500.0 million in aggregate principal amount of 5.375% Senior Notes due 2025, which we refer to as the 2025 senior notes. The 2025 senior notes bear interest at a rate of 5.375% per annum, payable semi-annually, in arrears on May 31 and November 30 of each year, commencing on May 31, 2017 and will mature on May 31, 2025. All of our existing and future restricted subsidiaries that guarantee our revolving credit facility or certain other debt guarantee the 2025 senior notes, provided, however, that the 2025 senior notes are not guaranteed by Viper, Viper Energy Partners GP LLC, Viper Energy Partners LLC or Rattler Midstream LLC, and will not be guaranteed by any of our future unrestricted subsidiaries.
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

On April 26, 2017, we filed with the SEC our Registration Statement on Form S-4 relating to the exchange offers of the 2024 senior notes and the 2025 senior notes for substantially identical debt securities registered under the Securities Act.

Second Amended and Restated Credit Facility

Our second amended and restated credit agreement, dated November 1, 2013, as amended, with a syndicate of banks, including Wells Fargo, as administrative agent, sole book runner and lead arranger, provides for a revolving credit facility in the maximum amount of $2.0 billion. As of March 31, 2017, the borrowing base was set at $1.0 billion, although we had elected a commitment amount of $500.0 million. As of March 31, 2017, we had no outstanding borrowings and $500.0 million available for future borrowings under this facility. In connection with our spring 2017 redetermination, the agent lender under the credit agreement has recommended that our borrowing base be increased to $1.5 billion. This increase is subject to the approval of the required other lenders. Regardless of such adjustment, we have elected to increase the lenders’ aggregate commitment to $750.0 million.

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

The covenant prohibiting additional indebtedness, as amended in December 2016, allows for the issuance of unsecured debt of up to $1.0 billion in the form of senior or senior subordinated notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be repaid. As of March 31, 2017, we had $1.0 billion in aggregate principal amount of senior notes outstanding.

As of March 31, 2017, we were in compliance with all financial covenants under our revolving credit facility. The lenders may accelerate all of the indebtedness under our revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of our revolving credit facility generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

Viper’s Facility-Wells Fargo Bank

Viper is a party to a $500.0 million, secured revolving credit agreement, dated as of July 8, 2014, as amended, with Wells Fargo as the administrative agent, sole book runner and lead arranger, and certain other lenders party thereto. The credit agreement matures on July 8, 2019. The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. As of March 31, 2017, the borrowing base was set at $275.0 million and Viper had no outstanding borrowings under its credit agreement. In connection with the Partnership’s spring 2017 redetermination, the agent lender under the credit agreement has recommended that the Partnership’s borrowing base be increased to $315.0 million. This increase is subject to the approval of the required other lenders.

The outstanding borrowings under Viper’s credit agreement bear interest at a rate elected by Viper that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% in the case of the alternative base rate and from 2.00% to 3.00% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. Viper is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the borrowing base, which fee is also dependent on the amount of the loan outstanding in relation to the borrowing base. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be repaid (a) to the extent that the loan amount exceeds the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period) and (b) at the maturity date of July 8, 2019. The loan is secured by substantially all of the assets of Viper and its subsidiaries.

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

Capital Requirements and Sources of Liquidity

Our board of directors approved a 2017 capital budget for drilling and infrastructure of approximately $800.0 million to $1.0 billion, representing an increase of 132% over our 2016 capital budget. We estimate that, of these expenditures, approximately:

•
$650.0 million to $825.0 million will be spent on drilling and completing 130 to 165 gross (110 to 140 net) operated horizontal wells focused in the Midland and Delaware Basins and participating in non-operated activity;

•	$150.0 million to $175.0 million will be spent on infrastructure and other expenditures, excluding the cost of any leasehold and mineral interest acquisitions; and

•	$75.0 million in midstream assets.

During the three months ended March 31, 2017, our aggregate capital expenditures for our development program were $116.2 million. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted. During the three months ended March 31, 2017, we spent approximately $1.8 billion in cash on acquisitions of leasehold interests.

The amount and timing of these capital expenditures are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. With recent improvement in oil prices, we are currently operating eight rigs and three completion crews. We will continue monitoring commodity prices and overall market conditions and can adjust our rig cadence up or down in response to changes in commodity prices and overall market conditions.

Based upon current oil and natural gas price and production expectations for 2017, we believe that our cash flow from operations, cash on hand and borrowings under our revolving credit facility will be sufficient to fund our operations through year-end 2017. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. Further, our 2017 capital expenditure budget does not allocate any funds for leasehold interest and property acquisitions.

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

Contractual Obligations

Except as discussed in Note 15 of the Notes to the Consolidated Financial Statements of this report, there were no material changes to our contractual obligations and other commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Critical Accounting Policies

There have been no changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017. Please read Note 15 included in Notes to the Combined Consolidated Financial Statements set forth in Part I, Item 1 of this report, for a discussion of our commitments and contingencies, some of which are not recognized in the balance sheets under GAAP.

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

We use price swap derivatives, including basis swaps and costless collars, to reduce price volatility associated with certain of our oil sales. With respect to these fixed price swap contracts, the counterparty is required to make a payment to us if the settlement price for any settlement period is less than the swap price, and we are required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. Our derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on NYMEX West Texas Intermediate pricing.

At March 31, 2017, we had a net asset derivative position of $17.5 million as compared to a net liability derivative position of $22.6 million at December 31, 2016 related to our price swap derivatives. Utilizing actual derivative contractual volumes under our fixed price swaps as of March 31, 2017, a 10% increase in forward curves associated with the underlying commodity would have decreased the net asset position to a net liability position of $9.4 million, a decrease of $26.9 million, while a 10% decrease in forward curves associated with the underlying commodity would have increased the net asset derivative position to $44.4 million, an increase of $26.9 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from joint interest receivables (approximately $56.0 million at March 31, 2017) and receivables from the sale of our oil and natural gas production (approximately $83.5 million at March 31, 2017).

We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the three months ended March 31, 2017, three purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (42%); Koch Supply & Trading LP (18%); and Enterprise Crude Oil LLC (14%). For the three months ended March 31, 2016, two purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (57%); and Enterprise Crude Oil LLC (14%). No other customer accounted for more than 10% of our revenue during these periods.

Joint operations receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells. At March 31, 2017, we had two customers that represented approximately 65% of our total joint operations receivables. At December 31, 2016, we had three customers that represented approximately 75% of our total joint operations receivables.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facility. The terms of our revolving credit facility provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.50% to 1.50% in the case of the alternative base rate and from 1.50% to 2.50% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. As of March 31, 2017, we had no borrowings outstanding under our revolving credit facility.

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

As of March 31, 2017, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2017, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

In addition to the information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2017, we completed our acquisition of certain assets from Brigham Resources Operating, LLC and Brigham Resources Midstream, LLC, unrelated third-party sellers, under our previously reported purchase and sale agreement with the sellers dated as of December 13, 2016, as amended. The aggregate consideration for the acquisition was approximately $2.55 billion, consisting of $1.74 billion in cash and the issuance of 7.69 million shares of our common stock, par value $0.01 per share (of which approximately 1.15 million shares were placed in an indemnity escrow), subject to certain adjustments. These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act, as sales by an issuer not involving any public offering.

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

4.6
Registration Rights Agreement, dated as of February 28, 2017, by and among Diamondback Energy, Inc., Brigham Resources, LLC, Brigham Resources Operating, LLC and Brigham Resources Upstream Holdings, LP (incorporated by reference to Exhibit 4.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on March 6, 2017).

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

DIAMONDBACK ENERGY, INC.

Date:	May 3, 2017	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2017	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer
(Principal Financial and Accounting Officer)