Form 10-Q
period 2017-06-30
Diamondback Energy, Inc.
filed 2017-08-02
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2017, 98,132,793 shares of the registrant’s common stock were outstanding.

DIAMONDBACK ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

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

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms that are used in this report.

Company	Diamondback Energy, Inc., a Delaware corporation.
Equity Plan	The Company’s Equity Incentive Plan.
Exchange Act	The Securities Exchange Act of 1934, as amended.
GAAP	Accounting principles generally accepted in the United States.
General Partner	Viper Energy Partners GP LLC, a Delaware limited liability company and the General Partner of the Partnership.
NYMEX	New York Mercantile Exchange.
Partnership	Viper Energy Partners LP, a Delaware limited partnership.
Partnership agreement	The first amended and restated agreement of limited partnership, dated June 23, 2014, entered into by the General Partner and Diamondback in connection with the closing of the Viper Offering.
SEC	United States Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
2024 Senior Notes	The Company’s 4.750% senior unsecured notes due 2024 in the aggregate principal amount of $500 million.
2025 Senior Notes	The Company’s 5.375% senior unsecured notes due 2025 in the aggregate principal amount of $500 million.
Senior Notes	The 2024 Senior Notes and the 2025 Senior Notes.
Viper LTIP	Viper Energy Partners LP Long Term Incentive Plan.
Viper Offering	The Partnerships’ initial public offering.
Wells Fargo	Wells Fargo Bank, National Association.

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

v

Diamondback Energy, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2017	2016
	(In thousands, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$16,588	$1,666,574
Restricted cash	—	500
Accounts receivable:
Joint interest and other	71,677	49,476
Oil and natural gas sales	82,950	70,349
Related party	8	297
Inventories	4,925	1,983
Derivative instruments	41,732	—
Prepaid expenses and other	3,457	2,987
Total current assets	221,337	1,792,166
Property and equipment:
Oil and natural gas properties, full cost method of accounting ($4,008,388 and $1,730,519 excluded from amortization at June 30, 2017 and December 31, 2016, respectively)	8,311,094	5,160,261
Midstream assets	95,491	8,362
Other property, equipment and land	71,978	58,290
Accumulated depletion, depreciation, amortization and impairment	(1,969,816)	(1,836,056)
Net property and equipment	6,508,747	3,390,857
Funds held in escrow	—	121,391
Derivative instruments	4,379	709
Deferred income taxes	321	—
Other assets	49,025	44,557
Total assets	$6,783,809	$5,349,680
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$27,764	$47,648
Accounts payable-related party	—	1
Accrued capital expenditures	153,765	60,350
Other accrued liabilities	89,589	55,330
Revenues and royalties payable	52,048	23,405
Derivative instruments	—	22,608
Total current liabilities	323,166	209,342
Long-term debt	1,151,515	1,105,912
Asset retirement obligations	19,539	16,134
Deferred income taxes	2,655	—
Total liabilities	1,496,875	1,331,388
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 98,128,877 issued and outstanding at June 30, 2017; 90,143,934 issued and outstanding at December 31, 2016	981	901
Additional paid-in capital	5,041,359	4,215,955
Accumulated deficit	(224,716)	(519,394)
Total Diamondback Energy, Inc. stockholders’ equity	4,817,624	3,697,462
Non-controlling interest	469,310	320,830
Total equity	5,286,934	4,018,292
Total liabilities and equity	$6,783,809	$5,349,680
See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Revenues:
Oil sales	$237,884	$101,325	$444,958	$180,345
Natural gas sales	12,693	4,109	22,615	8,131
Natural gas liquid sales	16,857	7,049	32,359	11,488
Lease bonus	583	—	2,185	—
Midstream services	1,417	—	2,547	—
Total revenues	269,434	112,483	504,664	199,964
Costs and expenses:
Lease operating expenses	28,989	18,677	55,615	36,900
Production and ad valorem taxes	15,879	8,159	31,604	16,121
Gathering and transportation	3,015	2,432	5,634	5,221
Midstream services	1,828	—	2,682	—
Depreciation, depletion and amortization	75,173	39,871	134,102	81,940
Impairment of oil and natural gas properties	—	168,352	—	199,168
General and administrative expenses (including non-cash equity-based compensation, net of capitalized amounts, of $6,168 and $6,029 for the three months ended June 30, 2017 and 2016, respectively, and $13,231 and $14,378 for the six months ended June 30, 2017 and 2016, respectively)	11,892	9,524	25,636	22,503
Asset retirement obligation accretion	350	254	673	500
Total costs and expenses	137,126	247,269	255,946	362,353
Income (loss) from operations	132,308	(134,786)	248,718	(162,389)
Other income (expense):
Interest expense	(8,245)	(10,019)	(20,470)	(20,032)
Other income	8,324	177	9,469	740
Gain (loss) on derivative instruments, net	33,320	(12,125)	71,021	(10,699)
Total other income (expense), net	33,399	(21,967)	60,020	(29,991)
Income (loss) before income taxes	165,707	(156,753)	308,738	(192,380)
Provision for income taxes	1,579	368	3,536	368
Net income (loss)	164,128	(157,121)	305,202	(192,748)
Net income (loss) attributable to non-controlling interest	5,723	(1,631)	10,524	(4,346)
Net income (loss) attributable to Diamondback Energy, Inc.	$158,405	$(155,490)	$294,678	$(188,402)
Earnings per common share:
Basic	$1.61	$(2.17)	$3.08	$(2.64)
Diluted	$1.61	$(2.17)	$3.07	$(2.64)
Weighted average common shares outstanding:
Basic	98,142	71,719	95,665	71,372
Diluted	98,354	71,719	95,925	71,372

See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Shares	Amount
	(In thousands)
Balance December 31, 2015	66,797	$668	$2,229,664	$(354,360)	$233,001	$2,108,973
Unit-based compensation		—	—	—	1,930	1,930
Stock-based compensation		—	17,057	—	—	17,057
Distribution to non-controlling interest		—	—	—	(3,497)	(3,497)
Common shares issued in public offering, net of offering costs	4,600	46	254,293	—	—	254,339
Exercise of stock options and vesting of restricted stock units	309	3	495	—	—	498
Net loss		—	—	(188,402)	(4,346)	(192,748)
Balance June 30, 2016	71,706	$717	$2,501,509	$(542,762)	$227,088	$2,186,552

Balance December 31, 2016	90,144	$901	$4,215,955	$(519,394)	$320,830	$4,018,292
Net proceeds from issuance of common units - Viper Energy Partners LP		—	—	—	147,492	147,492
Unit-based compensation		—	—	—	1,537	1,537
Common units issued for acquisition		—	—	—	3,050	3,050
Stock-based compensation		—	15,939	—	—	15,939
Distribution to non-controlling interest		—	—	—	(14,123)	(14,123)
Common shares issued in public offering, net of offering costs		—	14	—	—	14
Common shares issued for acquisition	7,686	77	809,096	—	—	809,173
Exercise of stock options and vesting of restricted stock units	299	3	355	—	—	358
Net income		—	—	294,678	10,524	305,202
Balance June 30, 2017	98,129	$981	$5,041,359	$(224,716)	$469,310	$5,286,934

See accompanying notes to combined consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$305,202	$(192,748)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for deferred income taxes	2,334	—
Impairment of oil and natural gas properties	—	199,168
Asset retirement obligation accretion	673	500
Depreciation, depletion, and amortization	134,102	81,940
Amortization of debt issuance costs	1,811	1,340
Change in fair value of derivative instruments	(68,010)	15,283
Income from equity investment	(156)	(18)
Equity-based compensation expense	13,231	14,378
Gain on sale of assets, net	(67)	(28)
Changes in operating assets and liabilities:
Accounts receivable	(36,137)	2,434
Accounts receivable-related party	289	(15)
Restricted cash	500	—
Inventories	(3,059)	234
Prepaid expenses and other	(4,966)	574
Accounts payable and accrued liabilities	26,782	2,609
Accounts payable and accrued liabilities-related party	(2)	464
Accrued interest	(7,756)	(9)
Income tax payable	1,017	—
Revenues and royalties payable	28,643	(4,325)
Net cash provided by operating activities	394,431	121,781
Cash flows from investing activities:
Additions to oil and natural gas properties	(291,767)	(149,192)
Additions to oil and natural gas properties-related party	—	(469)
Additions to midstream assets	(4,444)	—
Purchase of other property and equipment	(13,825)	(1,224)
Acquisition of leasehold interests	(1,860,980)	(17,533)
Acquisition of mineral interests	(122,679)	(11,319)
Acquisition of midstream assets	(50,279)	—
Proceeds from sale of assets	1,295	161
Funds held in escrow	121,391	—
Equity investments	(188)	(800)
Net cash used in investing activities	(2,221,476)	(180,376)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	266,000	17,000
Repayment under credit facility	(221,000)	(11,000)
Debt issuance costs	(1,605)	(66)
Public offering costs	(296)	(179)
Proceeds from public offerings	147,725	254,518
Proceeds from exercise of stock options	358	498
Distributions to non-controlling interest	(14,123)	(3,497)
Net cash provided by financing activities	177,059	257,274

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - Continued
(Unaudited)

	Six Months Ended June 30,
	2017	2016

Net increase (decrease) in cash and cash equivalents	(1,649,986)	198,679
Cash and cash equivalents at beginning of period	1,666,574	20,115
Cash and cash equivalents at end of period	$16,588	$218,794

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$26,500	$18,823
Supplemental disclosure of non-cash transactions:
Change in accrued capital expenditures	$93,415	$(13,769)
Capitalized stock-based compensation	$4,244	$4,609
Common stock issued for oil and natural gas properties	$809,173	$—
Asset retirement obligations acquired	$2,180	$803

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

The wholly-owned subsidiaries of Diamondback, as of June 30, 2017, include Diamondback E&P LLC, a Delaware limited liability company, Diamondback O&G LLC, a Delaware limited liability company, Viper Energy Partners GP LLC, a Delaware limited liability company, and Rattler Midstream LLC (formerly known as White Fang Energy LLC), a Delaware limited liability company. The consolidated subsidiaries include these wholly-owned subsidiaries as well as Viper Energy Partners LP, a Delaware limited partnership (the “Partnership”), and the Partnership’s wholly-owned subsidiary Viper Energy Partners LLC, a Delaware limited liability company.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation.

The Partnership is consolidated in the financial statements of the Company. As of June 30, 2017, the Company owned approximately 74% of the common units of the Partnership and the Company’s wholly-owned subsidiary, Viper Energy Partners GP LLC, is the General Partner of the Partnership.

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

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. Under this update, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update will be effective for annual and interim reporting periods beginning after December 15,

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

2017, with early application not permitted. This update allows for either full retrospective adoption, meaning this update is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning this update is applied only to the most current period presented. The Company is in its initial evaluation of the impact of this standard. However, it does not expect that there will be a significant change in the manner of the Company’s revenue recognition. The Company expects that certain additional disclosures will be required upon adoption of this standard. The Company is still determining which adoption method it will use.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

In November 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-18, “Statement of Cash Flows - Restricted Cash”. This update affects entities that have restricted cash or restricted cash equivalents. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This update will be applied retrospectively. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update 2017-01, “Business Combinations - Clarifying the Definition of a Business”. This update apples to all entities that must determine whether they acquired or sold a business. This update provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This update will be effective for financial statements issued for fiscal years beginning after December 31, 2017, including interim periods within those fiscal years. This update should be applied prospectively on or after the effective date. This update is not expected to have a material impact on the Company’s financial statements or results of operations. The adoption of this update will change the process that the Company uses to evaluate whether the Company has acquired a business or an asset. This update will be applied prospectively and will not have an effect on prior acquisitions.

3.    ACQUISITIONS

On February 28, 2017, the Company completed its acquisition of certain oil and natural gas properties, midstream assets and other related assets in the Delaware Basin for an aggregate purchase price consisting of $1.74 billion in cash and 7.69 million shares of the Company’s common stock, of which approximately 1.15 million shares were placed in an indemnity escrow. This transaction includes the acquisition of (i) approximately 100,306 gross (80,339 net) acres primarily in Pecos and Reeves counties for approximately $2.5 billion and (ii) midstream assets for approximately $47.6 million. The Company used the net proceeds from its December 2016 equity offering, net proceeds from its December 2016 debt offering, cash on hand and other financing sources to fund the cash portion of the purchase price for this acquisition.

The Company is in the process of identifying and determining the fair values of the assets and liabilities assumed, and as a result, the estimates for fair value at June 30, 2017 are subject to change. The following represents the preliminary estimated fair value of the assets and liabilities assumed on the acquisition date. The aggregate consideration transferred was $2.6 billion, subject to post-closing adjustments, resulting in no goodwill or bargain purchase gain.

(in thousands)
Proved oil and natural gas properties	$387,571
Unevaluated oil and natural gas properties	2,122,415
Midstream assets	47,554
Prepaid capital costs	3,460
Oil inventory	839
Revenues payable	(8,723)
Asset retirement obligations	(1,550)
Total fair value of net assets	$2,551,566

The Company has included in its consolidated statements of operations revenues of $48.0 million and direct operating expenses of $6.9 million for the period from February 28, 2017 to June 30, 2017 due to the acquisition.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Pro Forma Financial Information

The following unaudited summary pro forma consolidated statement of operations data of Diamondback for the three and six months June 30, 2017 and 2016 have been prepared to give effect to the February 28, 2017 acquisition as if it had occurred on January 1, 2016. The pro forma data are not necessarily indicative of financial results that would have been attained had the acquisitions occurred on January 1, 2016. The pro forma data also necessarily exclude various operation expenses related to the properties and the financial statements should not be viewed as indicative of operations in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Revenues	$269,434	$135,752	$527,593	$238,416
Income (loss) from operations	132,308	(119,254)	263,060	(143,257)
Net income (loss)	164,128	(139,958)	310,414	(169,270)
Basic earnings per common share	1.61	(1.95)	3.24	(2.37)
Diluted earnings per common share	1.61	(1.95)	3.24	(2.37)

4.    VIPER ENERGY PARTNERS LP

The Partnership is a publicly traded Delaware limited partnership, the common units of which are listed on the NASDAQ Global Market under the symbol “VNOM”. The Partnership was formed by Diamondback on February 27, 2014, to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. Viper Energy Partners GP LLC, a fully-consolidated subsidiary of Diamondback, serves as the general partner of, and holds a non-economic general partner interest in, the Partnership. As of June 30, 2017, the Company owned approximately 74% of the common units of the Partnership. See Note 16–Subsequent Events for information regarding the Company’s current ownership interest in the Partnership.

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

5.    PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	June 30,	December 31,
	2017	2016

	(in thousands)
Oil and natural gas properties:
Subject to depletion	$4,302,706	$3,429,742
Not subject to depletion	4,008,388	1,730,519
Gross oil and natural gas properties	8,311,094	5,160,261
Accumulated depletion	(819,970)	(687,685)
Accumulated impairment	(1,143,498)	(1,143,498)
Oil and natural gas properties, net	6,347,626	3,329,078
Midstream assets	95,491	8,362
Other property, equipment and land	71,978	58,290
Accumulated depreciation	(6,348)	(4,873)
Property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$6,508,747	$3,390,857

Balance of acquisition costs not subject to depletion
Incurred in 2017	$2,359,070
Incurred in 2016	$784,212
Incurred in 2015	$343,744
Incurred in 2014	$429,866
Incurred in 2013	$37,439
Incurred in 2012	$54,057

The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain internal costs, are capitalized and amortized on a composite unit of production method based on proved oil, natural gas liquids and natural gas reserves. Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. Costs, including related employee costs, associated with production and operation of the properties are charged to expense as incurred. All other internal costs not directly associated with exploration and development activities are charged to expense as they are incurred. Capitalized internal costs were approximately $5.1 million and $4.1 million for the three months ended June 30, 2017 and 2016, respectively, and $10.2 million and $9.1 million for the six months ended June 30, 2017 and 2016, respectively. Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The inclusion of the Company’s unevaluated costs into the amortization base is expected to be completed within three to five years. Acquisition costs not currently being amortized are primarily related to unproved acreage that the Company plans to prove up through drilling. The Company has no plans to let any acreage expire. Sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, natural gas liquids and natural gas.

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

As a result of the decline in prices, the Company recorded a non-cash impairment for the six months ended June 30, 2016 of $199.2 million, which is included in accumulated depletion, depreciation, amortization and impairment. The Company did not record an impairment for the six months ended June 30, 2017. The 2016 impairment charge affected the Company’s reported net income but did not reduce its cash flow. In addition to commodity prices, the Company’s production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine its actual ceiling test calculation and impairment analysis in future periods.

At June 30, 2017, there was $6.8 million in exploration costs and development costs and $8.7 million in capitalized interest that are not subject to depletion. At December 31, 2016, there were no exploration costs, development costs or capitalized interest that are not subject to depletion.

6.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligation liability for the following periods:

	Six Months Ended June 30,
	2017	2016

	(in thousands)
Asset retirement obligations, beginning of period	$17,422	$12,711
Additional liabilities incurred	990	250
Liabilities acquired	2,180	803
Liabilities settled	(149)	(369)
Accretion expense	673	500
Revisions in estimated liabilities	(2)	88
Asset retirement obligations, end of period	21,114	13,983
Less current portion	1,575	196
Asset retirement obligations - long-term	$19,539	$13,787

The Company’s asset retirement obligations primarily relate to the future plugging and abandonment of wells and related facilities. The Company estimates the future plugging and abandonment costs of wells, the ultimate productive life of the properties, a risk-adjusted discount rate and an inflation factor in order to determine the current present value of this obligation. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligation liability, a corresponding adjustment is made to the oil and natural gas property balance. The current portion of the asset retirement obligation liability is included in other accrued liabilities in the Company’s consolidated balance sheets.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

7.    EQUITY METHOD INVESTMENTS

In October 2014, the Company paid $0.6 million for a 25% interest in HMW Fluid Management LLC, which was formed to develop, own and operate an integrated water management system to gather, store, process, treat, distribute and dispose of water to exploration and production companies operating in Midland, Martin and Andrews Counties, Texas. The board of this entity may also authorize the entity to offer these services to other counties in the Permian Basin and to pursue other business opportunities. During the six months ended June 30, 2017 and 2016, the Company invested $0.2 million and $0.8 million, respectively, in this entity bringing its total investment to $6.7 million and $4.1 million at June 30, 2017 and 2016, respectively. The Company will retain a minority interest after all commitments are received. The entity was formed as a limited liability company and maintains a specific ownership account for each investor, similar to a partnership capital account structure. Therefore, the Company accounts for this investment under the equity method of accounting.

8.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	June 30,	December 31,
	2017	2016

	(in thousands)
4.750 % Senior Notes due 2024	$500,000	$500,000
5.375 % Senior Notes due 2025	500,000	500,000
Unamortized debt issuance costs	(13,985)	(14,588)
Revolving credit facility	84,000	—
Partnership revolving credit facility	81,500	120,500
Total long-term debt	$1,151,515	$1,105,912

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

The 2024 Senior Notes were issued under, and are governed by, an indenture among the Company, the subsidiary guarantors party thereto and Wells Fargo, as the trustee, as supplemented (the “2024 Indenture”). The 2024 Indenture contains certain covenants that, subject to certain exceptions and qualifications, among other things, limit the Company’s ability and the ability of the restricted subsidiaries to incur or guarantee additional indebtedness, make certain investments, declare or pay dividends or make other distributions on capital stock, prepay subordinated indebtedness, sell assets including capital stock of restricted subsidiaries, agree to payment restrictions affecting the Company’s restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with affiliates, incur liens, engage in business other than the oil and natural gas business and designate certain of the Company’s subsidiaries as unrestricted subsidiaries.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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
The 2025 Senior Notes were issued under an indenture, dated as of December 20, 2016, among the Company, the guarantors party thereto and Wells Fargo Bank, as the trustee (the “2025 Indenture”). The 2025 Indenture contains certain covenants that, subject to certain exceptions and qualifications, among other things, limit the Company’s ability and the ability of the restricted subsidiaries to incur or guarantee additional indebtedness, make certain investments, declare or pay dividends or make other distributions on capital stock, prepay subordinated indebtedness, sell assets including capital stock of restricted subsidiaries, agree to payment restrictions affecting the Company’s restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with affiliates, incur liens, engage in business other than the oil and natural gas business and designate certain of the Company’s subsidiaries as unrestricted subsidiaries.
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

The Company’s Credit Facility

On June 9, 2014, Diamondback O&G LLC, as borrower, entered into a first amendment and on November 13, 2014, Diamondback O&G LLC entered into a second amendment to the second amended and restated credit agreement, dated November 1, 2013 (the “credit agreement”). The first amendment modified certain provisions of the credit agreement to, among other things, allow one or more of the Company’s subsidiaries to be designated as “Unrestricted Subsidiaries” that are not subject to certain restrictions contained in the credit agreement. In connection with the Viper Offering, the Partnership, the General Partner and Viper Energy Partners LLC were designated as unrestricted subsidiaries under the credit agreement. As of June 30, 2017, the credit agreement was guaranteed by Diamondback, Diamondback E&P LLC and Rattler Midstream LLC and will also be guaranteed by any future restricted subsidiaries of Diamondback. The credit agreement is also secured by substantially all of the assets of Diamondback O&G LLC, the Company and the other guarantors.

The second amendment increased the maximum amount of the credit facility to $2.0 billion, modified the dates and deadlines of the credit agreement relating to the scheduled borrowing base redeterminations based on the Company’s oil and natural gas reserves and other factors and added new provisions that allow the Company to elect a commitment amount that is less than its borrowing base as determined by the lenders. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, the Company may request up to three additional redeterminations of the borrowing base during any 12-month period. As of June 30, 2017, the borrowing base was set at $1.5 billion, of which the Company had elected a commitment amount of $750.0 million, and the Company had $84.0 million in outstanding borrowings.

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

The covenant prohibiting additional indebtedness, as amended in December 2016, allows for the issuance of unsecured debt of up to $1.0 billion in the form of senior or senior subordinated notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

repaid. As of June 30, 2017, the Company had $1.0 billion in aggregate principal amount of senior unsecured notes outstanding.

As of June 30, 2017 and December 31, 2016, the Company was in compliance with all financial covenants under its revolving credit facility, as then in effect. The lenders may accelerate all of the indebtedness under the Company’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.

The Partnership’s Credit Agreement

The Partnership entered into a $500.0 million secured revolving credit agreement, dated as of July 8, 2014, as amended, with Wells Fargo, as the administrative agent, sole book runner and lead arranger, and certain other lenders party thereto. The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. As of June 30, 2017, the borrowing base was set at $315.0 million and the Partnership had $81.5 million in outstanding borrowings under the credit agreement.

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

Diamondback completed no other equity offerings during the six months ended June 30, 2017 and 2016.

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

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Net income (loss) attributable to common stock	$158,405	$(155,490)	$294,678	$(188,402)
Weighted average common shares outstanding
Basic weighted average common units outstanding	98,142	71,719	95,665	71,372
Effect of dilutive securities:
Potential common shares issuable	212	—	260	—
Diluted weighted average common shares outstanding	98,354	71,719	95,925	71,372
Basic net income (loss) attributable to common stock	$1.61	$(2.17)	$3.08	$(2.64)
Diluted net income (loss) attributable to common stock	$1.61	$(2.17)	$3.07	$(2.64)

For the three months ended June 30, 2017 and 2016, there were 64,411 shares and 25,591 shares, respectively, and during the six months ended June 30, 2017 and 2016, there were 0 shares and 174,279 shares, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented. These shares could dilute basic earnings per share in future periods.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

10.    EQUITY-BASED COMPENSATION

The following table presents the effects of the equity compensation plans and related costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
General and administrative expenses	$6,168	$6,029	$13,231	$14,378
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	1,901	1,845	4,244	4,609

Stock Options

The following table presents the Company’s stock option activity under the Company’s Equity Incentive Plan (“Equity Plan”) for the six months ended June 30, 2017.

		Weighted Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding at December 31, 2016	15,750	$22.72
Exercised	(15,750)	$22.72
Outstanding at June 30, 2017	—	$—	0.00	$—

The aggregate intrinsic value of stock options that were exercised during the six months ended June 30, 2017 and 2016 was $1.2 million and $1.3 million, respectively.

Restricted Stock Units

The following table presents the Company’s restricted stock units activity under the Equity Plan during the six months ended June 30, 2017.

	Restricted Stock Awards & Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2016	206,004	$70.33
Granted	87,641	$107.97
Vested	(109,528)	$75.44
Forfeited	(759)	$85.15
Unvested at June 30, 2017	183,358	$85.21

The aggregate fair value of restricted stock units that vested during the six months ended June 30, 2017 and 2016 was $11.4 million and $8.2 million, respectively. As of June 30, 2017, the Company’s unrecognized compensation cost related to unvested restricted stock awards and units was $10.5 million. Such cost is expected to be recognized over a weighted-average period of 1.5 years.

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

	2017
	Two-Year Performance Period	Three-Year Performance Period
Grant-date fair value	$162.13	$168.73
Risk-free rate	1.27%	1.59%
Company volatility	39.32%	41.14%

The following table presents the Company’s performance restricted stock units activity under the Equity Plan for the six months ended June 30, 2017.

	Performance Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2016	252,471	$103.06
Granted	118,169	$166.53
Unvested at June 30, 2017(1)	370,640	$123.29

(1)	A maximum of 741,280 units could be awarded based upon the Company’s final TSR ranking.

As of June 30, 2017, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $25.6 million. Such cost is expected to be recognized over a weighted-average period of 1.8 years.

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

The following table presents the phantom unit activity under the Viper LTIP for the six months ended June 30, 2017.

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2016	21,048	$16.23
Granted	3,126	$17.49
Vested	(13,816)	$16.05
Unvested at June 30, 2017	10,358	$16.85

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The aggregate fair value of phantom units that vested during the six months ended June 30, 2017 was $0.2 million. As of June 30, 2017, the unrecognized compensation cost related to unvested phantom units was $0.2 million. Such cost is expected to be recognized over a weighted-average period of 1.3 years.

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

Related Party Revenue and Expenses

During the three months ended June 30, 2016, the Company paid $1.3 million in lease operating expenses and $0.6 million in general and administrative expenses to related parties. During the three months ended June 30, 2016, the Company received less than $0.1 million in other income from related parties. During the six months ended June 30, 2016, the Company paid $1.6 million in lease operating expenses and $1.0 million in general and administrative expenses to related parties. During the six months ended June 30, 2016, the Company received $0.1 million in other income from related parties.

Advisory Services Agreement - The Company

The Company entered into an advisory services agreement (the “Advisory Services Agreement”) with Wexford, dated as of October 11, 2012, under which Wexford provides the Company with general financial and strategic advisory services related to the business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Advisory Services Agreement had an initial term of two years commencing on October 18, 2012, and continues for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. The Company incurred total costs of $0.1 million and $0.3 million during the three months and six months ended June 30, 2016, respectively, under the Advisory Services Agreement.

Advisory Services Agreement - The Partnership

In connection with the closing of the Viper Offering, the Partnership and the General Partner entered into an advisory services agreement (the “Viper Advisory Services Agreement”) with Wexford, dated as of June 23, 2014, under which Wexford provides the Partnership and the General Partner with general financial and strategic advisory services related to the business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Viper Advisory Services Agreement had an initial term of two years commencing on June 23, 2014, and will continue for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. The Partnership did not incur any costs during the three months and six months ended June 30, 2017 or June 30, 2016 under the Viper Advisory Services Agreement.

Midland Corporate Lease

Effective May 15, 2011, the Company occupied corporate office space in Midland, Texas under a lease with an initial five-year term, which was extended for an additional ten-years in November 2014. The office space is owned by Fasken, which is controlled by an affiliate of Wexford. The Company paid rent of $0.4 million and $0.7 million for the three months and six months ended June 30, 2016, respectively.

Field Office Lease

The Company leased field office space in Midland, Texas from an unrelated third party commencing on March 1, 2011. On March 1, 2014, the building was purchased by WT Commercial Portfolio, LLC, which is controlled by an affiliate of Wexford. The term of the lease expires on February 28, 2018. During the third quarter of 2014, the Company entered into a sublease with Bison, in which Bison leased the field office space on the same terms as the Company’s

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

lease for the remainder of the lease term. The Company paid rent of less than $0.1 million during both the three months and six months ended June 30, 2016. The Company received payments of less than $0.1 million and $0.1 million from Bison in respect of this sublease during the three months and six months ended June 30, 2016, respectively. During the second quarter of 2017, the sublease between the Company and Bison as well as the original lease between the Company and WT Commercial Portfolio, LLC were terminated.

The Partnership - Lease Bonus
During both the three months and six months ended June 30, 2017, the Company paid the Partnership $0.1 million in lease bonus payments to extend the term of two leases, reflecting an average bonus of $7,459 per acre. During the three months and six months ended June 30, 2016, the Company paid the Partnership $0.2 million and $0.3 million, respectively, in lease bonus payments to extend the term of four leases, reflecting an average bonus of $1,519 per acre.
12.    INCOME TAXES

The Company’s effective income tax rates were 1.1% and 0.2% for the six months ended June 30, 2017 and 2016, respectively. Total income tax expense for the six months ended June 30, 2017 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income primarily due to current and deferred state income taxes and the change in valuation allowance that offsets the Company’s federal net deferred tax asset position. The Company incurs state income tax obligations in Texas, the primary state in which it operates, pursuant to the Texas margin tax. Any positive net taxable income generated by the Company for federal income tax purposes for the six months ended June 30, 2017 is expected to be offset by federal net operating loss (“NOL”) carryforwards, for which a full valuation allowance has been provided. During the six months ended June 30, 2017, the Company reduced its valuation allowance against its federal NOL by $56.8 million, bringing the total valuation allowance to $30.2 million. The valuation allowance reduces the Company’s deferred assets to a zero value, as management does not believe that it is more-likely-than-not that this portion of the Company's NOLs are realizable. Management believes that the balance of the Company's NOLs are realizable only to the extent of future taxable income primarily related to the excess of book carrying value of properties over their respective tax bases. No other sources of future taxable income are considered in this judgment.

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

As of June 30, 2017, the Company had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

	2017		2018		2019
	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)
Oil Swaps	2,576,000	$53.40	4,919,000	$51.30	730,000	$49.65
Oil Basis Swaps	4,416,000	$(0.72)	5,475,000	$(0.88)	0	$—
Natural Gas Swaps	5,520,000	$3.25	5,000,000	$3.21	0	$—

	Floor		Ceiling
	Volume (Bbls)	Fixed Price (per Bbl)	Volume (Bbls)	Fixed Price (per Bbl)
July 2017 - December 2017
Costless Collars	3,128,000	$47.12	1,564,000	$56.45
January 2018 - March 2018
Costless Collars	540,000	$47.00	270,000	$56.34

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

The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties and the resulting net amounts presented in the Company’s consolidated balance sheets as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
	(in thousands)
Gross amounts of assets presented in the Consolidated Balance Sheet	$46,111	$709
Net amounts of assets presented in the Consolidated Balance Sheet	46,111	709

Gross amounts of liabilities presented in the Consolidated Balance Sheet	—	22,608
Net amounts of liabilities presented in the Consolidated Balance Sheet	$—	$22,608

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The net amounts are classified as current or noncurrent based on their anticipated settlement dates. The net fair value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Current assets: derivative instruments	$41,732	$—
Noncurrent assets: derivative instruments	4,379	709
Total assets	$46,111	$709
Current liabilities: derivative instruments	$—	$22,608
Total liabilities	$—	$22,608

None of the Company’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following table summarizes the gains and losses on derivative instruments included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Change in fair value of open non-hedge derivative instruments	$28,635	$(11,592)	$68,010	$(15,283)
Gain (loss) on settlement of non-hedge derivative instruments	4,685	(533)	3,011	4,584
Gain (loss) on derivative instruments	$33,320	$(12,125)	$71,021	$(10,699)

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes, and time to maturity. These valuations are Level 2 inputs.

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
	(in thousands)
Fixed price swaps:
Quoted prices in active markets level 1	$—	$—
Significant other observable inputs level 2	46,111	23,317
Significant unobservable inputs level 3	—	—
Total	$46,111	$23,317

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets.

	June 30, 2017		December 31, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Debt:
Revolving credit facility	$84,000	$84,000	$—	$—
4.750% Senior Notes due 2024	500,000	498,750	500,000	491,250
5.375% Senior Notes due 2025	500,000	511,250	500,000	502,850
Partnership revolving credit facility	81,500	81,500	120,500	120,500

The fair value of the revolving credit facility approximates its carrying value based on borrowing rates available to the Company for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Senior Notes was determined using the June 30, 2017 quoted market price, a Level 1 classification in the fair value hierarchy. The fair value of the Partnership’s revolving credit facility approximates its carrying value based on borrowing rates available to us for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy.

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

16.    SUBSEQUENT EVENTS

Commodity Contracts

Subsequent to June 30, 2017, the Company entered into new fixed price swaps. The Company’s derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate pricing.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The following tables present the derivative contracts entered into by the Company subsequent to June 30, 2017. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)
January 2018 - December 2018
Oil Swaps	2,920,000	$48.92
January 2019 - December 2019
Oil Swaps	730,000	$49.65

The Partnership’s Equity Offering and Repayment of Outstanding Borrowings under the Partnership’s Revolving Credit Facility

In July 2017, the Partnership completed an underwritten public offering of 16,100,000 common units, which included 2,100,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. In this offering, the Company purchased 700,000 common units, an affiliate of the General Partner purchased 3,000,000 common units and certain officers and directors of the Company and the General Partner purchased an aggregate of 114,000 common units, in each case directly from the underwriters. Following this offering, the Company had an approximate 64% limited partner interest in the Partnership. The Partnership received net proceeds from this offering of approximately $232.6 million, after deducting underwriting discounts and commissions and estimated offering expenses, of which the Partnership used $152.8 million to repay all of the then-outstanding borrowings under the Partnership’s revolving credit facility and intends to use the remaining net proceeds to fund a portion of the purchase price for pending acquisitions and for general partnership purposes, which may include additional acquisitions.
Senior Notes Exchange Offer
As required under the terms of the registration rights agreements relating to the 2024 Senior Notes and the 2025 Senior Notes, the Company filed with the SEC its Registration Statement on Form S-4, as amended (the “Registration Statement”), relating to the exchange offers of the 2024 Senior Notes and the 2025 Senior Notes for substantially identical notes registered under the Securities Act (the “Exchange Offers”). The Registration Statement was declared effective by the SEC on June 21, 2017 and the Company closed the Exchange Offers on July 27, 2017, in which all privately placed 2024 Senior Notes and 2025 Senior Notes were exchanged for substantially identical notes registered under the Securities Act.
17.    GUARANTOR FINANCIAL STATEMENTS

As of June 30, 2017, Diamondback E&P LLC and Diamondback O&G LLC (the “Guarantor Subsidiaries”) are guarantors under the indentures relating to the 2024 Senior Notes and the 2025 Senior Notes. In connection with the issuance of the 2024 Senior Notes and the 2025 Senior Notes, the Partnership, the General Partner, Viper Energy Partners LLC and Rattler Midstream LLC were designated as Non-Guarantor Subsidiaries. The following presents condensed consolidated financial information for the Company (which for purposes of this Note 17 is referred to as the “Parent”), the Guarantor Subsidiaries and the Non–Guarantor Subsidiaries on a consolidated basis. Elimination entries presented are necessary to combine the entities. The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the Guarantor Subsidiaries operated as independent entities. The Company has not presented separate financial and narrative information for each of the Guarantor Subsidiaries because it believes such financial and narrative information would not provide any additional information that would be material in evaluating the sufficiency of the Guarantor Subsidiaries.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Balance Sheet
June 30, 2017
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$896	$14,078	$1,614	$—	$16,588
Accounts receivable	—	143,529	11,098	—	154,627
Accounts receivable - related party	—	8	3,224	(3,224)	8
Intercompany receivable	3,000,954	572,954	—	(3,573,908)	—
Inventories	—	4,925	—	—	4,925
Other current assets	301	44,697	191	—	45,189
Total current assets	3,002,151	780,191	16,127	(3,577,132)	221,337
Property and equipment:
Oil and natural gas properties, at cost, full cost method of accounting	—	7,424,971	886,537	(414)	8,311,094
Midstream assets	—	95,491	—	—	95,491
Other property, equipment and land	—	71,978	—	—	71,978
Accumulated depletion, depreciation, amortization and impairment	—	(1,811,340)	(166,467)	7,991	(1,969,816)
Net property and equipment	—	5,781,100	720,070	7,577	6,508,747
Derivative instruments	—	4,379	—	—	4,379
Investment in subsidiaries	2,811,248	—	—	(2,811,248)	—
Deferred income taxes	321	—	—	—	321
Other assets	—	13,942	35,083	—	49,025
Total assets	$5,813,720	$6,579,612	$771,280	$(6,380,803)	$6,783,809
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$4	$27,756	$4	$—	$27,764
Intercompany payable	—	3,577,132	—	(3,577,132)	—
Other current liabilities	7,422	286,287	1,693	—	295,402
Total current liabilities	7,426	3,891,175	1,697	(3,577,132)	323,166
Long-term debt	986,015	84,000	81,500	—	1,151,515
Asset retirement obligations	—	19,539	—	—	19,539
Deferred income taxes	2,655	—	—	—	2,655
Total liabilities	996,096	3,994,714	83,197	(3,577,132)	1,496,875
Commitments and contingencies
Stockholders’ equity	4,817,624	2,584,898	688,083	(3,272,981)	4,817,624
Non-controlling interest	—	—	—	469,310	469,310
Total equity	4,817,624	2,584,898	688,083	(2,803,671)	5,286,934
Total liabilities and equity	$5,813,720	$6,579,612	$771,280	$(6,380,803)	$6,783,809

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Balance Sheet
December 31, 2016
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,643,226	$14,135	$9,213	$—	$1,666,574
Restricted cash	—	—	500	—	500
Accounts receivable	—	109,782	10,043	—	119,825
Accounts receivable - related party	—	297	3,470	(3,470)	297
Intercompany receivable	3,060,566	359,502	—	(3,420,068)	—
Inventories	—	1,983	—	—	1,983
Other current assets	481	2,319	187	—	2,987
Total current assets	4,704,273	488,018	23,413	(3,423,538)	1,792,166
Property and equipment:
Oil and natural gas properties, at cost, full cost method of accounting	—	4,400,002	760,818	(559)	5,160,261
Midstream assets	—	8,362	—	—	8,362
Other property, equipment and land	—	58,290	—	—	58,290
Accumulated depletion, depreciation, amortization and impairment	—	(1,695,701)	(148,948)	8,593	(1,836,056)
Net property and equipment	—	2,770,953	611,870	8,034	3,390,857
Funds held in escrow	—	121,391	—	—	121,391
Derivative instruments	—	709	—	—	709
Investment in subsidiaries	(15,500)	—	—	15,500	—
Other assets	—	9,291	35,266	—	44,557
Total assets	$4,688,773	$3,390,362	$670,549	$(3,400,004)	$5,349,680
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$30	$45,838	$1,780	$—	$47,648
Accounts payable-related party	1	—	—	—	1
Intercompany payable	—	3,423,538	—	(3,423,538)	—
Other current liabilities	5,868	155,454	371	—	161,693
Total current liabilities	5,899	3,624,830	2,151	(3,423,538)	209,342
Long-term debt	985,412	—	120,500	—	1,105,912
Asset retirement obligations	—	16,134	—	—	16,134
Total liabilities	991,311	3,640,964	122,651	(3,423,538)	1,331,388
Commitments and contingencies
Stockholders’ equity	3,697,462	(250,602)	547,898	(297,296)	3,697,462
Non-controlling interest	—	—	—	320,830	320,830
Total equity	3,697,462	(250,602)	547,898	23,534	4,018,292
Total liabilities and equity	$4,688,773	$3,390,362	$670,549	$(3,400,004)	$5,349,680

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Three Months Ended June 30, 2017
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$206,113	$—	$31,771	$237,884
Natural gas sales	—	10,739	—	1,954	12,693
Natural gas liquid sales	—	14,649	—	2,208	16,857
Royalty income	—	—	35,933	(35,933)	—
Lease bonus income	—	—	689	(106)	583
Midstream services	—	1,417	—	—	1,417
Total revenues	—	232,918	36,622	(106)	269,434
Costs and expenses:
Lease operating expenses	—	28,989	—	—	28,989
Production and ad valorem taxes	—	13,106	2,773	—	15,879
Gathering and transportation	—	2,871	144	—	3,015
Midstream services	—	1,828	—	—	1,828
Depreciation, depletion and amortization	—	65,091	9,672	410	75,173
General and administrative expenses	6,432	4,521	1,554	(615)	11,892
Asset retirement obligation accretion	—	350	—	—	350
Total costs and expenses	6,432	116,756	14,143	(205)	137,126
Income (loss) from operations	(6,432)	116,162	22,479	99	132,308
Other income (expense)
Interest expense	(6,325)	(1,277)	(643)	—	(8,245)
Other income	—	8,626	313	(615)	8,324
Gain on derivative instruments, net	—	33,320	—	—	33,320
Total other income (expense), net	(6,325)	40,669	(330)	(615)	33,399
Income (loss) before income taxes	(12,757)	156,831	22,149	(516)	165,707
Provision for income taxes	1,579	—	—	—	1,579
Net income (loss)	(14,336)	156,831	22,149	(516)	164,128
Net income attributable to non-controlling interest	—	—	—	5,723	5,723
Net income (loss) attributable to Diamondback Energy, Inc.	$(14,336)	$156,831	$22,149	$(6,239)	$158,405

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Three Months Ended June 30, 2016
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$85,812	$—	$15,513	$101,325
Natural gas sales	—	3,571	—	538	4,109
Natural gas liquid sales	—	6,264	—	785	7,049
Royalty income	—	—	16,836	(16,836)	—
Lease bonus income	—	—	196	(196)	—
Total revenues	—	95,647	17,032	(196)	112,483
Costs and expenses:
Lease operating expenses	—	18,677	—	—	18,677
Production and ad valorem taxes	—	6,756	1,403	—	8,159
Gathering and transportation	—	2,341	91	—	2,432
Depreciation, depletion and amortization	—	34,107	6,584	(820)	39,871
Impairment of oil and natural gas properties	—	146,894	21,458	—	168,352
General and administrative expenses	6,067	2,250	1,207	—	9,524
Asset retirement obligation accretion	—	254	—	—	254
Total costs and expenses	6,067	211,279	30,743	(820)	247,269
Income (loss) from operations	(6,067)	(115,632)	(13,711)	624	(134,786)
Other income (expense)
Interest expense	(8,844)	(719)	(456)	—	(10,019)
Other income	63	217	147	(250)	177
Loss on derivative instruments, net	—	(12,125)	—	—	(12,125)
Total other expense, net	(8,781)	(12,627)	(309)	(250)	(21,967)
Income (loss) before income taxes	(14,848)	(128,259)	(14,020)	374	(156,753)
Provision for income taxes	368	—	—	—	368
Net income (loss)	(15,216)	(128,259)	(14,020)	374	(157,121)
Net loss attributable to non-controlling interest	—	—	—	(1,631)	(1,631)
Net income (loss) attributable to Diamondback Energy, Inc.	$(15,216)	$(128,259)	$(14,020)	$2,005	$(155,490)

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2017
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$384,343	$—	$60,615	$444,958
Natural gas sales	—	19,314	—	3,301	22,615
Natural gas liquid sales	—	28,292	—	4,067	32,359
Royalty income	—	—	67,983	(67,983)	—
Lease bonus income	—	—	2,291	(106)	2,185
Midstream services	—	2,547	—	—	2,547
Total revenues	—	434,496	70,274	(106)	504,664
Costs and expenses:
Lease operating expenses	—	55,615	—	—	55,615
Production and ad valorem taxes	—	26,761	4,843	—	31,604
Gathering and transportation	—	5,347	287	—	5,634
Midstream services	—	2,682	—	—	2,682
Depreciation, depletion and amortization	—	115,982	17,519	601	134,102
General and administrative expenses	13,540	9,630	3,696	(1,230)	25,636
Asset retirement obligation accretion	—	673	—	—	673
Total costs and expenses	13,540	216,690	26,345	(629)	255,946
Income (loss) from operations	(13,540)	217,806	43,929	523	248,718
Other income (expense)
Interest expense	(17,133)	(2,082)	(1,255)	—	(20,470)
Other income	1,092	9,480	127	(1,230)	9,469
Gain on derivative instruments, net	—	71,021	—	—	71,021
Total other income (expense), net	(16,041)	78,419	(1,128)	(1,230)	60,020
Income (loss) before income taxes	(29,581)	296,225	42,801	(707)	308,738
Provision for income taxes	3,536	—	—	—	3,536
Net income (loss)	(33,117)	296,225	42,801	(707)	305,202
Net income attributable to non-controlling interest	—	—	—	10,524	10,524
Net income (loss) attributable to Diamondback Energy, Inc.	$(33,117)	$296,225	$42,801	$(11,231)	$294,678

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2016
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$151,907	$—	$28,438	$180,345
Natural gas sales	—	6,980	—	1,151	8,131
Natural gas liquid sales	—	10,155	—	1,333	11,488
Royalty income	—	—	30,922	(30,922)	—
Lease bonus income	—	—	304	(304)	—
Total revenues	—	169,042	31,226	(304)	199,964
Costs and expenses:
Lease operating expenses	—	36,900	—	—	36,900
Production and ad valorem taxes	—	13,416	2,705	—	16,121
Gathering and transportation	—	5,042	177	2	5,221
Depreciation, depletion and amortization	—	69,235	14,734	(2,029)	81,940
Impairment of oil and natural gas properties	—	151,699	47,469	—	199,168
General and administrative expenses	14,374	5,173	2,956	—	22,503
Asset retirement obligation accretion	—	500	—	—	500
Total costs and expenses	14,374	281,965	68,041	(2,027)	362,353
Income (loss) from operations	(14,374)	(112,923)	(36,815)	1,723	(162,389)
Other income (expense)
Interest expense	(17,702)	(1,444)	(886)	—	(20,032)
Other income	120	524	346	(250)	740
Loss on derivative instruments, net	—	(10,699)	—	—	(10,699)
Total other expense, net	(17,582)	(11,619)	(540)	(250)	(29,991)
Income (loss) before income taxes	(31,956)	(124,542)	(37,355)	1,473	(192,380)
Provision for income taxes	368	—	—	—	368
Net income (loss)	(32,324)	(124,542)	(37,355)	1,473	(192,748)
Net loss attributable to non-controlling interest	—	—	—	(4,346)	(4,346)
Net income (loss) attributable to Diamondback Energy, Inc.	$(32,324)	$(124,542)	$(37,355)	$5,819	$(188,402)

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2017
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(25,139)	$358,123	$61,447	$—	$394,431
Cash flows from investing activities:
Additions to oil and natural gas properties	—	(291,767)	—	—	(291,767)
Additions to midstream assets	—	(4,444)	—	—	(4,444)
Purchase of other property and equipment	—	(13,825)	—	—	(13,825)
Acquisition of leasehold interests	—	(1,860,980)	—	—	(1,860,980)
Acquisition of mineral interests	—	—	(122,679)	—	(122,679)
Acquisition of midstream assets	—	(50,279)	—	—	(50,279)
Proceeds from sale of assets	—	1,295	—	—	1,295
Funds held in escrow	—	121,391	—	—	121,391
Equity investments	—	(188)	—	—	(188)
Intercompany transfers	(1,657,407)	1,657,407	—	—	—
Net cash used in investing activities	(1,657,407)	(441,390)	(122,679)	—	(2,221,476)
Cash flows from financing activities:
Proceeds from borrowing on credit facility	—	162,000	104,000	—	266,000
Repayment on credit facility	—	(78,000)	(143,000)	—	(221,000)
Debt issuance costs	(635)	(790)	(180)	—	(1,605)
Public offering costs	(79)	—	(217)	—	(296)
Proceeds from public offerings	—	—	147,725	—	147,725
Distribution from subsidiary	40,572	—	—	(40,572)	—
Exercise of stock options	358	—	—	—	358
Distribution to non-controlling interest	—	—	(54,695)	40,572	(14,123)
Net cash provided by financing activities	40,216	83,210	53,633	—	177,059
Net decrease in cash and cash equivalents	(1,642,330)	(57)	(7,599)	—	(1,649,986)
Cash and cash equivalents at beginning of period	1,643,226	14,135	9,213	—	1,666,574
Cash and cash equivalents at end of period	$896	$14,078	$1,614	$—	$16,588

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2016
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(18,829)	$110,609	$30,001	$—	$121,781
Cash flows from investing activities:
Additions to oil and natural gas properties	—	(149,661)	—	—	(149,661)
Purchase of other property and equipment	—	(1,224)	—	—	(1,224)
Acquisition of leasehold interests	—	(17,533)	—	—	(17,533)
Acquisition of mineral interests	—	—	(11,319)	—	(11,319)
Proceeds from sale of assets	—	161	—	—	161
Equity investments	—	(800)	—	—	(800)
Intercompany transfers	(60,712)	60,712	—	—	—
Net cash used in investing activities	(60,712)	(108,345)	(11,319)	—	(180,376)
Cash flows from financing activities:
Proceeds from borrowing on credit facility	—	—	17,000	—	17,000
Repayment on credit facility	—	(11,000)	—	—	(11,000)
Debt issuance costs	—	(46)	(20)	—	(66)
Public offering costs	(179)	—	—	—	(179)
Proceeds from public offerings	254,518	—	—	—	254,518
Distribution from subsidiary	26,560	—	—	(26,560)	—
Exercise of stock options	498	—	—	—	498
Distribution to non-controlling interest	—	—	(30,057)	26,560	(3,497)
Intercompany transfers	(11,000)	11,000	—	—	—
Net cash provided by (used in) financing activities	270,397	(46)	(13,077)	—	257,274
Net increase in cash and cash equivalents	190,856	2,218	5,605	—	198,679
Cash and cash equivalents at beginning of period	148	19,428	539	—	20,115
Cash and cash equivalents at end of period	$191,004	$21,646	$6,144	$—	$218,794

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

The following table sets forth our production data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Oil (Bbls)	75%	72%	75%	74%
Natural gas (Mcf)	12%	13%	11%	12%
Natural gas liquids (Bbls)	13%	15%	14%	14%
	100%	100%	100%	100%

During the second quarter of 2017, we added approximately 3,200 net acres in the Southern Delaware Basin bringing our net acreage position in the Permian Basin to approximately 191,000 net acres at June 30, 2017, which included approximately 87,000 net acres in the Northern Midland Basin and approximately 104,000 net acres in the Southern Delaware Basin. We have an estimated 4,300 gross horizontal locations economic at $50 per Bbl West Texas Intermediate.

The challenging commodity price environment that we experienced in 2016 has continued in 2017. Commodity prices continued to be volatile during the second quarter of 2017. We believe we remain well-positioned in this environment. In 2017, we have again demonstrated our operational focus on achieving best-in-class execution, low-cost operations and a conservative balance sheet as we continue to reduce drilling days, well costs and operating expenses while maintaining what we believe to be a peer leading leverage ratio. Our leading-edge Midland Basin costs to drill, complete and equip wells currently fall within a range of $5.0 million to $5.5 million for a 7,500 foot lateral well. We are currently operating nine rigs and three completion crews and plan to operate between eight and nine rigs for the remainder of 2017 at current commodity prices. We will continue monitoring commodity prices and overall market conditions and can adjust our rig cadence up or down in response to changes in commodity prices and overall market conditions. We will continue to evaluate adding additional rigs throughout the year if commodity prices strengthen.

2017 Highlights

Our Recent Acquisition

On February 28, 2017, we completed our acquisition of oil and natural gas properties, midstream assets and other related assets in the Delaware Basin for an aggregate purchase price consisting of $1.74 billion in cash and 7.69 million shares of our common stock, of which approximately 1.15 million shares were placed in an indemnity escrow. This transaction includes the acquisition of (i) approximately 100,306 gross (80,339 net) acres primarily in Pecos and

Reeves counties for approximately $2.5 billion and (ii) midstream assets for approximately $47.6 million. We used the net proceeds from our December 2016 equity offering, net proceeds from our December 2016 debt offering, cash on hand and other financing sources to fund the cash portion of the purchase price for this acquisition.

Viper Equity Offerings

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
In July 2017, Viper completed an underwritten public offering of 16,100,000 common units, which included 2,100,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. In this offering, we purchased 700,000 common units, an affiliate of the General Partner purchased 3,000,000 common units and certain officers and directors of our Company and the General Partner purchased an aggregate of 114,000 common units, in each case directly from the underwriters. Following this offering, we had an approximate 64% limited partner interest in Viper. Viper received net proceeds from this offering of approximately $232.6 million, after deducting underwriting discounts and commissions and estimated offering expenses, of which Viper used $152.8 million to repay all of the then-outstanding borrowings under Viper’s revolving credit facility and intends to use the remaining net proceeds to fund a portion of the purchase price for pending acquisitions and for general partnership purposes, which may include additional acquisitions.
Operational Update

During the second quarter of 2017, we drilled 34 gross (31 net) horizontal wells, eight gross (eight net) of which were in the Delaware Basin. We turned 35 gross (31 net) wells into production, of which six gross (five net) were wells in the Delaware Basin. We also participated in the drilling of three gross (one net) wells and in the completion of three gross (one net) non-operated wells.

We are currently operating nine rigs and intend to operate between eight and nine drilling rigs during the remainder of 2017 across our asset base in the Midland and Delaware Basins. We plan to operate five to six of these rigs in the Midland Basin targeting horizontal development of the Wolfcamp and Spraberry formations, while the remainder of the rigs are expected to operate in the Delaware Basin targeting the Wolfcamp and Bone Spring formations.

In the Midland Basin, we continue to see positive well results from our core development areas in Midland, Glasscock, Howard, Andrews and Martin Counties. Assuming commodity prices at current levels, we anticipate operating one rig in Glasscock County, one rig in Howard County and three or more rigs in Midland, Martin and Andrews Counties through the remainder of 2017.

In the Delaware Basin, we are currently operating three drilling rigs, which we plan to maintain through the remainder of 2017 targeting the Wolfcamp and Bone Spring formations. Our early operated well results in the Delaware Basin have confirmed the productivity of the asset base, and we are focused on transferring our best practices on cost control from the Midland Basin to the Delaware Basin.

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

The following table summarizes our average daily production for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Oil (Bbls)/d	57,543	26,589	51,903	27,770
Natural Gas (Mcf)/d	54,273	28,203	47,635	26,831
Natural Gas Liquids (Bbls)/d	10,388	5,552	9,493	5,333
Total average production per day (BOE)	76,977	36,841	69,336	37,575

Our average daily production for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 increased 40,136 BOE/d, or 108.9%.

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

The following table presents the breakdown of our revenues for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Oil sales	89%	90%	89%	90%
Natural gas sales	5%	4%	5%	4%
Natural gas liquid sales	6%	6%	6%	6%
	100%	100%	100%	100%

Since our production consists primarily of oil, our revenues are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas liquids or natural gas prices. Oil, natural gas liquids and natural gas prices have historically been volatile. During 2016, West Texas Intermediate posted prices ranged from $26.19 to $54.01 per Bbl and the Henry Hub spot market price of natural gas ranged from $1.49 to $3.80 per MMBtu. During the first six months of 2017, West Texas Intermediate posted prices ranged from $42.48 to $54.48 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.44 to $3.71 per MMBtu. On June 30, 2017, the West Texas Intermediate posted price for crude oil was $46.02 per Bbl and the Henry Hub spot market price of natural gas was $2.98 per MMBtu. Lower commodity prices may not only decrease our revenues, but also potentially the amount of oil and natural gas that we can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be redetermined at the discretion of our lenders.

Results of Operations

The following table sets forth selected historical operating data for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except Bbl, Mcf and BOE amounts)
Revenues
Oil, natural gas liquids and natural gas	$267,434	$112,483	$499,932	$199,964
Lease bonus	583	—	2,185	—
Midstream services	1,417	—	2,547	—
Total revenues	269,434	112,483	504,664	199,964
Operating expenses
Lease operating expenses	28,989	18,677	55,615	36,900
Production and ad valorem taxes	15,879	8,159	31,604	16,121
Gathering and transportation	3,015	2,432	5,634	5,221
Midstream services	1,828	—	2,682	—
Depreciation, depletion and amortization	75,173	39,871	134,102	81,940
Impairment of oil and natural gas properties	—	168,352	—	199,168
General and administrative expenses	11,892	9,524	25,636	22,503
Asset retirement obligation accretion	350	254	673	500
Total expenses	137,126	247,269	255,946	362,353
Income (loss) from operations	132,308	(134,786)	248,718	(162,389)
Interest expense	(8,245)	(10,019)	(20,470)	(20,032)
Other income	8,324	177	9,469	740
Gain (loss) on derivative instruments, net	33,320	(12,125)	71,021	(10,699)
Total other income (expense), net	33,399	(21,967)	60,020	(29,991)
Income (loss) before income taxes	165,707	(156,753)	308,738	(192,380)
Provision for income taxes	1,579	368	3,536	368
Net income (loss)	164,128	(157,121)	305,202	(192,748)
Net income (loss) attributable to non-controlling interest	5,723	(1,631)	10,524	(4,346)
Net income (loss) attributable to Diamondback Energy, Inc.	$158,405	$(155,490)	$294,678	$(188,402)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except Bbl, Mcf and BOE amounts)
Production Data:
Oil (Bbls)	5,236,445	2,419,589	9,394,528	5,054,100
Natural gas (Mcf)	4,938,843	2,566,510	8,621,915	4,883,159
Natural gas liquids (Bbls)	945,295	505,235	1,718,290	970,626
Combined volumes (BOE)	7,004,881	3,352,576	12,549,804	6,838,586
Daily combined volumes (BOE/d)	76,977	36,841	69,336	37,575

Average Prices:
Oil (per Bbl)	$45.43	$41.88	$47.36	$35.68
Natural gas (per Mcf)	2.57	1.60	2.62	1.67
Natural gas liquids (per Bbl)	17.83	13.95	18.83	11.84
Combined (per BOE)	38.18	33.55	39.84	29.24
Oil, hedged($ per Bbl)(1)	46.32	41.66	47.68	36.59
Natural gas, hedged ($ per MMbtu)(1)	3.52	1.39	2.97	2.60
Average price, hedged($ per BOE)(1)	38.85	33.39	40.08	29.91

Average Costs per BOE:
Lease operating expense	$4.14	$5.57	$4.43	$5.40
Production and ad valorem taxes	2.27	2.43	2.52	2.36
Gathering and transportation expense	0.43	0.73	0.45	0.76
General and administrative - cash component	0.82	1.04	0.99	1.19
Total operating expense - cash	7.66	9.77	8.39	9.71

General and administrative - non-cash component	0.88	1.80	1.05	2.10
Depreciation, depletion, and amortization	10.73	11.89	10.69	11.98
Interest expense	1.18	2.99	1.63	2.93
Total expenses	12.79	16.68	13.37	17.01

Average realized oil price ($/Bbl)	$45.43	$41.88	$47.36	$35.68
Average NYMEX ($/Bbl)	47.88	45.59	49.66	39.52
Differential to NYMEX	(2.45)	(3.71)	(2.30)	(3.84)
Average realized oil price to NYMEX	95%	92%	95%	90%

Average realized natural gas price ($/Mcf)	$2.57	$1.60	$2.62	$1.67
Average NYMEX ($/Mcf)	3.35	2.15	3.04	2.07
Differential to NYMEX	(0.78)	(0.55)	(0.42)	(0.40)
Average realized natural gas price to NYMEX	77%	74%	86%	81%

Average realized natural gas liquids price ($/Bbl)	$17.83	$13.95	$18.83	$11.84
Average NYMEX oil price ($/Bbl)	47.88	45.59	49.66	39.52
Average realized natural gas liquids price to NYMEX oil price	37%	31%	38%	30%

(1)
Hedged prices reflect the effect of our commodity derivative transactions on our average sales prices. Our calculation of such effects include realized gains and losses on cash settlements for commodity derivatives, which we do not designate for hedge accounting.

Comparison of the Three Months Ended June 30, 2017 and 2016

Oil, Natural Gas Liquids and Natural Gas Revenues. Our oil, natural gas liquids and natural gas revenues increased by approximately $155.0 million, or 138%, to $267.4 million for the three months ended June 30, 2017 from $112.5 million for the three months ended June 30, 2016. Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 40,136 BOE/d to 76,977 BOE/d during the three months ended June 30, 2017 from 36,841 BOE/d during the three months ended June 30, 2016. The total increase in revenue of approximately $155.0 million is largely attributable to higher oil, natural gas liquids and natural gas production volumes and higher average sales prices for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increases in production volumes were due to a combination of increased drilling activity and growth through acquisitions. Our production increased by 2,816,856 Bbls of oil, 440,060 Bbls of natural gas liquids and 2,372,333 Mcf of natural gas for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

The net dollar effect of the increases in prices of approximately $27.1 million (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas liquids and natural gas) and the net dollar effect of the increase in production of approximately $127.9 million (calculated as the increase in period-to-period volumes for oil, natural gas liquids and natural gas multiplied by the period average prices) are shown below.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$3.55	5,236,445	$18,591
Natural gas liquids	3.88	945,295	3,668
Natural gas	0.97	4,938,843	4,791
Total revenues due to change in price			$27,050

	Change in production volumes(1)	Prior period Average Prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	2,816,856	$41.88	$117,963
Natural gas liquids	440,060	13.95	6,140
Natural gas	2,372,333	1.60	3,798
Total revenues due to change in production volumes			127,901
Total change in revenues			$154,951

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas.

Lease Bonus Revenue. Lease bonus revenue was $0.6 million for the three months ended June 30, 2017 attributable to lease bonus payments to extend the term of two leases, reflecting an average bonus of $6,000 per acre. We had no lease bonus revenue for the three months ended June 30, 2016.

Midstream Services Revenue. Midstream services revenue was $1.4 million for the three months ended June 30, 2017. We had no midstream services revenue for the three months ended June 30, 2016. Our midstream services revenue represents fees charged to our joint interest owners and third parties for the transportation of oil and natural gas along with water gathering and related disposal facilities. These assets complement our operations in areas where we have significant production.

Lease Operating Expense. Lease operating expense was $29.0 million ($4.14 per BOE) for the three months ended June 30, 2017 as compared to $18.7 million ($5.57 per BOE) for the three months ended June 30, 2016. The decrease in lease operating expense per BOE was a result of steady lease operating expenses offset by higher production volumes.

Production and Ad Valorem Tax Expense. Production and ad valorem taxes were $15.9 million for the three months ended June 30, 2017, an increase of $7.7 million, or 95%, from $8.2 million for the three months ended June 30, 2016. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, among other factors, whereas production taxes are based upon current year commodity prices. During the three months ended June 30, 2017, our production and ad valorem taxes per BOE decreased by $0.16 as compared to the three months ended June 30, 2016, primarily due to a higher percentage increase in production volumes as compared to production and ad valorem tax expense.

Midstream Services Expense. Midstream services expense was $1.8 million for the three months ended June 30, 2017. We had no midstream services expense for the three months ended June 30, 2016. Midstream services expense represents costs incurred to operate and maintain our oil and natural gas gathering and transportation systems, natural gas lift, compression infrastructure and water transportation facilities.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $35.3 million, or 89%, to $75.2 million for the three months ended June 30, 2017 from $39.9 million for the three months ended June 30, 2016.

The following table provides the components of our depreciation, depletion and amortization expense for the periods presented:

	Three Months Ended June 30,
	2017	2016

	(in thousands, except BOE amounts)
Depletion of proved oil and natural gas properties	$73,808	$39,472
Depreciation of midstream assets	996	—
Depreciation of other property and equipment	369	399
Depreciation, depletion and amortization expense	$75,173	$39,871
Oil and natural gas properties depreciation, depletion and amortization per BOE	$10.56	$11.77
Total depreciation, depletion and amortization per BOE	$10.73	$11.89

The increase in depletion of proved oil and natural gas properties of $34.3 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 resulted primarily from higher production levels and an increase in net book value on new reserves added.

Impairment of Oil and Natural Gas Properties. During the three months ended June 30, 2016, we recorded an impairment of oil and natural gas properties of $168.4 million as a result of the significant decline in commodity prices, which resulted in a reduction of the discounted present value of our proved oil and natural gas reserves. We did not record an impairment of oil and natural gas properties during the three months ended June 30, 2017.

General and Administrative Expense. General and administrative expense increased $2.4 million from $9.5 million for the three months ended June 30, 2016 to $11.9 million for the three months ended June 30, 2017. The increase was primarily due to an increase in salaries and benefits of $3.3 million.

Net Interest Expense. Net interest expense for the three months ended June 30, 2017 was $8.2 million as compared to $10.0 million for the three months ended June 30, 2016, a decrease of $1.8 million. This decrease was primarily due to the issuance of new senior notes due 2024 at a lower interest rate than the previous senior notes which were redeemed in the fourth quarter of 2016. In addition to the lower interest rate on the senior notes due 2024, additional senior notes due 2025 were issued in the fourth quarter 2016 for which all of the interest for the three months ended June 30, 2017 was capitalized.

Derivatives. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.” For the three months ended June 30, 2017, we had a cash gain on settlement of derivative instruments of $4.7 million as compared to a cash loss on settlement of derivative instruments of $0.5 million for the three months ended June 30, 2016. For the three months ended June 30, 2017, we had a positive change in the fair value of open derivative instruments of $28.6 million as compared to a negative change of $11.6 million during the three months ended June 30, 2016.

Provision for Income Taxes. We recorded an income tax provision of $1.6 million and $0.4 million the three months ended June 30, 2017 and 2016, respectively.

Comparison of the Six Months Ended June 30, 2017 and 2016

Oil, Natural Gas Liquids and Natural Gas Revenues. Our oil, natural gas liquids and natural gas revenues increased by approximately $300.0 million, or 150%, to $499.9 million for the six months ended June 30, 2017 from $200.0 million for the six months ended June 30, 2016. Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 31,761 BOE/d to 69,336 BOE/d during the six months ended June 30, 2017 from 37,575 BOE/d during the six months ended June 30, 2016. The total increase in revenue of approximately $300.0 million is largely attributable to higher oil, natural gas liquids and natural gas production volumes and higher average sales prices for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increases in production volumes were due to a combination of increased drilling activity and growth through acquisitions. Our production increased by 4,340,428 Bbls of oil, 747,664 Bbls of natural gas liquids and 3,738,756 Mcf of natural gas for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

The net dollar effect of the increases in prices of approximately $130.0 million (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas liquids and natural gas) and the net dollar effect of the increase in production of approximately $170.0 million (calculated as the increase in period-to-period volumes for oil, natural gas liquids and natural gas multiplied by the period average prices) are shown below.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$11.68	9,394,528	$109,770
Natural gas liquids	6.99	1,718,290	12,011
Natural gas	0.95	8,621,915	8,191
Total revenues due to change in price			$129,972

	Change in production volumes(1)	Prior period Average Prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	4,340,428	$35.68	$154,922
Natural gas liquids	747,664	11.84	8,849
Natural gas	3,738,756	1.67	6,225
Total revenues due to change in production volumes			169,996
Total change in revenues			$299,968

(1)	Production volumes are presented in Bbls for oil and natural gas liquids and Mcf for natural gas.

Lease Bonus Revenue. Lease bonus revenue was $2.2 million for the six months ended June 30, 2017 attributable to lease bonus payments to extend the term of three leases, reflecting an average bonus of $2,963 per acre. We had no lease bonus revenue for the six months ended June 30, 2016.

Midstream Services Revenue. Midstream services revenue was $2.5 million for the six months ended June 30, 2017. We had no midstream services revenue for the six months ended June 30, 2016. Our midstream services revenue represents fees charged to our joint interest owners and third parties for the transportation of oil and natural gas along with water gathering and related disposal facilities. These assets complement our operations in areas where we have significant production.

Lease Operating Expense. Lease operating expense was $55.6 million ($4.43 per BOE) for the six months ended June 30, 2017 as compared to $36.9 million ($5.40 per BOE) for the six months ended June 30, 2016. The decrease in lease operating expense per BOE was a result of steady lease operating expenses offset by higher production volumes.

Production and Ad Valorem Tax Expense. Production and ad valorem taxes were $31.6 million for the six months ended June 30, 2017, an increase of $15.5 million, or 96%, from $16.1 million for the six months ended June 30, 2016. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, among other factors, whereas production taxes are based upon current year commodity prices. During the six months ended June 30, 2017, our production and ad valorem taxes per BOE increased by $0.16 as compared to the six months ended June 30, 2016, primarily due to increased commodity prices and production volumes.

Midstream Services Expense. Midstream services expense was $2.7 million for the six months ended June 30, 2017. We had no midstream services expense for the six months ended June 30, 2016. Midstream services expense represents costs incurred to operate and maintain our oil and natural gas gathering and transportation systems, natural gas lift, compression infrastructure and water transportation facilities.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $52.2 million, or 64%, to $134.1 million for the six months ended June 30, 2017 from $81.9 million for the six months ended June 30, 2016.

The following table provides the components of our depreciation, depletion and amortization expense for the periods presented:

	Six Months Ended June 30,
	2017	2016

	(in thousands, except BOE amounts)
Depletion of proved oil and natural gas properties	$131,947	$81,135
Depreciation of midstream assets	1,431	—
Depreciation of other property and equipment	724	805
Depreciation, depletion and amortization expense	$134,102	$81,940
Oil and natural gas properties depreciation, depletion and amortization per BOE	$10.52	$11.86
Total depreciation, depletion and amortization per BOE	$10.69	$11.98

The increase in depletion of proved oil and natural gas properties of $50.8 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 resulted primarily from higher production levels and an increase in net book value on new reserves added.

Impairment of Oil and Gas Natural Properties. During the six months ended June 30, 2016, we recorded an impairment of oil and natural gas properties of $199.2 million as a result of the significant decline in commodity prices, which resulted in a reduction of the discounted present value of our proved oil and natural gas reserves. We did not record an impairment of oil and natural gas properties during the six months ended June 30, 2017.

General and Administrative Expense. General and administrative expense increased $3.1 million from $22.5 million for the six months ended June 30, 2016 to $25.6 million for the six months ended June 30, 2017. The increase was primarily due to an increase in salaries and benefits of $4.7 million partially offset by a decrease in non-cash equity compensation of $1.1 million.

Net Interest Expense. Net interest expense for the six months ended June 30, 2017 was $20.5 million as compared to $20.0 million for the six months ended June 30, 2016, an increase of $0.4 million. This increase was primarily due to interest on our senior notes issued in December 2016.

Derivatives. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.” For the six months ended June 30, 2017 and 2016, we had a cash gain on settlement of derivative instruments of $3.0 million and $4.6 million, respectively. For the six months ended June 30, 2017, we had a positive change in the fair value of open derivative instruments of $68.0 million as compared to a negative change of $15.3 million for the six months ended June 30, 2016.

Provision for Income Taxes. We recorded an income tax provision of $3.5 million and $0.4 million for the six months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity have been proceeds from our public equity offerings, borrowings under our revolving credit facility, proceeds from the issuance of the senior notes and cash flows from operations. Our primary uses of capital have been for the acquisition, development and exploration of oil and natural gas properties. As we pursue reserves and production growth, we regularly consider which capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future ability to grow proved reserves and production will be highly dependent on the capital resources available to us.

Liquidity and Cash Flow

Our cash flows for the six months ended June 30, 2017 and 2016 are presented below:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$394,431	$121,781
Net cash used in investing activities	(2,221,476)	(180,376)
Net cash provided by financing activities	177,059	257,274
Net increase (decrease) in cash	$(1,649,986)	$198,679

Operating Activities

Net cash provided by operating activities was $394.4 million for the six months ended June 30, 2017 as compared to $121.8 million for the six months ended June 30, 2016. The increase in operating cash flows is primarily the result of an increase in our oil and natural gas revenues due to an increase in average prices and production growth during the six months ended June 30, 2017.

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

Investing Activities

The purchase and development of oil and natural gas properties accounted for the majority of our cash outlays for investing activities. Net cash used in investing activities was $2,221.5 million and $180.4 million during the six months ended June 30, 2017 and 2016, respectively.

During the six months ended June 30, 2017, we spent (a) $296.2 million on capital expenditures in conjunction with our development program, in which we drilled 64 gross (55 net) horizontal wells, completed 61 gross (52 net) horizontal wells and participated in the drilling of 11 gross (two net) non-operated wells in the Permian Basin, (b) $1,861.0 million on leasehold acquisitions, (c) $50.3 million for midstream assets and (d) $13.8 million for the purchase of other property and equipment.

During the six months ended June 30, 2016, we spent $149.7 million on capital expenditures in conjunction with our drilling program and related infrastructure projects, in which we drilled 31 gross (25 net) horizontal wells, completed 19 gross (17 net) horizontal wells and participated in the drilling of eight gross (two net) non-operated wells in the Permian Basin. We spent an additional $17.5 million on leasehold acquisitions, $11.3 million on royalty interest acquisitions and $1.2 million for the purchase of other property and equipment.

Our investing activities for the six months ended June 30, 2017 and 2016 are summarized in the following table:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Drilling, completion and infrastructure	$(296,211)	$(149,661)
Acquisition of leasehold interests	(1,860,980)	(17,533)
Acquisition of mineral interests	(122,679)	(11,319)
Acquisition of midstream assets	(50,279)	—
Purchase of other property and equipment	(13,825)	(1,224)
Proceeds from sale of property and equipment	1,295	161
Funds held in escrow	121,391	—
Equity investments	(188)	(800)
Net cash used in investing activities	$(2,221,476)	$(180,376)

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 and 2016 was $177.1 million and $257.3 million, respectively. During the six months ended June 30, 2017, the amount provided by financing activities was primarily attributable to proceeds from Viper’s January 2017 equity offering of $147.7 million partially offset by repayments of net borrowings of $45.0 million. The 2016 amount provided by financing activities was primarily attributable to the proceeds from our January 2016 equity offering of $254.5 million partially offset by repayments of net borrowings of $6.0 million under our credit facility.

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

The 2024 senior notes were issued under, and are governed by, an indenture among us, the subsidiary guarantors party thereto and Wells Fargo, as the trustee, as supplemented. The 2024 indenture contains certain covenants that, subject to certain exceptions and qualifications, among other things, limit our ability and the ability of the restricted subsidiaries to incur or guarantee additional indebtedness, make certain investments, declare or pay dividends or make other distributions on capital stock, prepay subordinated indebtedness, sell assets including capital stock of restricted subsidiaries, agree to payment restrictions affecting our restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into transactions with affiliates, incur liens, engage in business other than the oil and natural gas business and designate certain of our subsidiaries as unrestricted subsidiaries.

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
The 2025 senior notes were issued under an indenture, dated as of December 20, 2016, among us, the guarantors party thereto and Wells Fargo, as the trustee. The 2025 Indenture contains certain covenants that, subject to certain exceptions and qualifications, among other things, limit our ability and the ability of the restricted subsidiaries to incur or guarantee additional indebtedness, make certain investments, declare or pay dividends or make other distributions on capital stock, prepay subordinated indebtedness, sell assets including capital stock of restricted subsidiaries, agree to payment restrictions affecting our restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into transactions with affiliates, incur liens, engage in business other than the oil and natural gas business and designate certain of our subsidiaries as unrestricted subsidiaries.
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

As required under the terms of the registration rights agreements relating to the 2024 senior notes and the 2025 senior notes, we filed with the SEC our Registration Statement on Form S-4, as amended, relating to the exchange offers of the 2024 senior notes and the 2025 senior notes for substantially identical notes registered under the Securities Act. The Registration Statement was declared effective by the SEC on June 21, 2017 and we closed these exchange offers on July 27, 2017, in which all privately placed 2024 senior notes and 2025 senior notes were exchanged for substantially identical notes registered under the Securities Act.
Second Amended and Restated Credit Facility

Our second amended and restated credit agreement, dated November 1, 2013, as amended, with a syndicate of banks, including Wells Fargo, as administrative agent, sole book runner and lead arranger, provides for a revolving credit facility in the maximum amount of $2.0 billion. As of June 30, 2017, the borrowing base was set at $1.5 billion, although we had elected a commitment amount of $750.0 million. As of June 30, 2017, we had $84.0 million in outstanding borrowings and $666.0 million available for future borrowings under this facility.

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

The covenant prohibiting additional indebtedness, as amended in December 2016, allows for the issuance of unsecured debt of up to $1.0 billion in the form of senior or senior subordinated notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be repaid. As of June 30, 2017, we had $1.0 billion in aggregate principal amount of senior notes outstanding.

As of June 30, 2017, we were in compliance with all financial covenants under our revolving credit facility. The lenders may accelerate all of the indebtedness under our revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of our revolving credit facility generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

Viper’s Facility-Wells Fargo Bank

Viper is a party to a $500.0 million secured revolving credit agreement, dated as of July 8, 2014, as amended, with Wells Fargo as the administrative agent, sole book runner and lead arranger, and certain other lenders party thereto. The credit agreement matures on July 8, 2019. The borrowing base is scheduled to be re-determined semi-annually with effective dates of April 1st and October 1st. In addition, the Partnership may request up to three additional redeterminations of the borrowing base during any 12-month period. As of June 30, 2017, the borrowing base was set at $315.0 million and Viper had $81.5 million in outstanding borrowings under its credit agreement. As of July 14, 2017, Viper had $152.8 million outstanding under its revolving credit facility, all of which was repaid with a portion of the net proceeds from Viper’s July 2017 public offering of common units. Following Viper’s July 2017 public offering and the application of the net proceeds thereof, Viper had $315.0 million available for future borrowings under its revolving credit facility.

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

Capital Requirements and Sources of Liquidity

Our board of directors approved a 2017 capital budget for drilling and infrastructure of approximately $800.0 million to $950.0 million, representing an increase of 126% over our 2016 capital budget. We estimate that, of these expenditures, approximately:

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

During the six months ended June 30, 2017, our aggregate capital expenditures for our development program were $296.2 million. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted. During the six months ended June 30, 2017, we spent approximately $1.9 billion in cash on acquisitions of leasehold interests.

The amount and timing of these capital expenditures are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. We are currently operating nine rigs and three completion crews. We will continue monitoring commodity prices and overall market conditions and can adjust our rig cadence up or down in response to changes in commodity prices and overall market conditions.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017. Please read Note 15 included in Notes to the Combined Consolidated Financial Statements set forth in Part I, Item 1 of this report, for a discussion of our commitments and contingencies, some of which are not recognized in the balance sheets under GAAP.

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

We use price swap derivatives, including basis swaps and costless collars, to reduce price volatility associated with certain of our oil and natural gas sales. With respect to these fixed price swap contracts, the counterparty is required to make a payment to us if the settlement price for any settlement period is less than the swap price, and we are required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. Our derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on NYMEX West Texas Intermediate pricing and with natural gas derivative settlements based on NYMEX Henry Hub pricing.

At June 30, 2017, we had a net asset derivative position of $46.1 million as compared to a net liability derivative position of $22.6 million at December 31, 2016 related to our price swap derivatives. Utilizing actual derivative contractual volumes under our fixed price swaps as of June 30, 2017, a 10% increase in forward curves associated with the underlying commodity would have decreased the net asset position to $21.7 million, a decrease of $24.4 million, while a 10% decrease in forward curves associated with the underlying commodity would have increased the net asset derivative position to $70.5 million, an increase of $24.4 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from joint interest receivables (approximately $71.7 million at June 30, 2017) and receivables from the sale of our oil and natural gas production (approximately $83.0 million at June 30, 2017).

We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the six months ended June 30, 2017, three purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (37%); Koch Supply & Trading LP (17%); and Enterprise Crude Oil LLC (11%). For the six months ended June 30, 2016, three purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (52%); Enterprise Crude Oil LLC (13%); and Koch Supply & Trading LP (11%). No other customer accounted for more than 10% of our revenue during these periods.

Joint operations receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells. At June 30, 2017, we had two customers that represented approximately 62% of our total joint operations receivables. At December 31, 2016, we had three customers that represented approximately 75% of our total joint operations receivables.

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

As of June 30, 2017, we had $84.0 million in outstanding borrowings under our revolving credit facility. Our weighted average interest rate on borrowings under our revolving credit facility was 2.63%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $0.8 million based on an aggregate of $84.0 million outstanding under our revolving credit facility as of June 30, 2017.

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

As of June 30, 2017, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2017, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

DIAMONDBACK ENERGY, INC.

Date:	August 2, 2017	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	August 2, 2017	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer
(Principal Financial and Accounting Officer)