Form 10-K
period 2017-12-31
Diamondback Energy, Inc.
filed 2018-02-15
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2017 was approximately $7,801,460,276.
As of February 7, 2018, 98,167,289 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Diamondback Energy, Inc.’s Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K

DIAMONDBACK ENERGY, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

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

Field	An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.
Finding and development costs	Capital costs incurred in the acquisition, exploitation and exploration of proved oil and natural gas reserves divided by proved reserve additions and revisions to proved reserves.
Fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock typically by injecting a fluid under pressure through a wellbore and into the targeted formation.
Gross acres or gross wells	The total acres or wells, as the case may be, in which a working interest is owned.
Horizontal drilling	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle with a specified interval.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbls	Thousand barrels of crude oil or other liquid hydrocarbons.
MBOE	One thousand barrels of crude oil equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
Mcf	Thousand cubic feet of natural gas.
Mcf/d	Thousand cubic feet of natural gas per day.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	Million British Thermal Units.
MMcf	Million cubic feet of natural gas.

Net acres or net wells	The sum of the fractional working interest owned in gross acres.
Net revenue interest	An owner’s interest in the revenues of a well after deducting proceeds allocated to royalty and overriding interests.
Net royalty acres	Gross acreage multiplied by the average royalty interest.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
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

We began operations in December 2007 with our acquisition of 4,174 net acres in the Permian Basin. At December 31, 2017, our total acreage position in the Permian Basin was approximately 246,012 gross (206,660 net) acres. In addition, we, through our subsidiary Viper Energy Partners LP, or Viper, own mineral interests underlying approximately 247,602 gross acres, 43,843 net acres and 9,570 net royalty acres primarily in Midland County, Texas in the Permian Basin. Approximately 36% of these net royalty acres are operated by us. We own Viper Energy Partners GP LLC, the general partner of Viper, which we refer to as the general partner, and we own approximately 64% of the limited partner interest in Viper.

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

As of December 31, 2017, our estimated proved oil and natural gas reserves were 335,352 MBOE (which includes estimated reserves of 38,246 MBOE attributable to the mineral interests owned by Viper), based on reserve reports prepared by Ryder Scott Company, L.P., or Ryder Scott, our independent reserve engineers. Of these reserves, approximately 62.2% are classified as proved developed producing. Proved undeveloped, or PUD, reserves included in this estimate are from 168 gross (142 net) horizontal well locations in which we have a working interest, and nine horizontal wells in which we own only a mineral interest through our subsidiary, Viper. As of December 31, 2017, our estimated proved reserves were approximately 70% oil, 14% natural gas liquids and 16% natural gas.

Based on our evaluation of applicable geologic and engineering data, we currently have approximately 3,800 gross (2,750 net) identified economic potential horizontal drilling locations in multiple horizons on our acreage at an assumed price of approximately $60.00 per Bbl WTI. We intend to continue to develop our reserves and increase production through development drilling and exploitation and exploration activities on this multi-year project inventory of identified potential drilling locations and through additional acquisitions that meet our strategic and financial objectives, targeting oil-weighted reserves.

The challenging commodity price environment that we experienced in 2016 continued in 2017. Commodity prices improved during 2017, but continued to be volatile. Nevertheless, we believe we remain well-positioned in this environment. During 2017, we again demonstrated our operational focus on achieving best-in-class execution, low-cost operations and a conservative balance sheet as we continued to reduce drilling days, well costs and operating expenses while maintaining what we believe to be a peer leading leverage ratio. We intend to continue our operational focus in 2018, emphasizing full cycle economics and financial discipline. We are operating ten rigs now and currently intend to operate between ten and twelve rigs in 2018, depending on market conditions. We will continue monitoring the ongoing commodity price environment and expect to retain the financial flexibility to adjust our drilling and completion plans in response to market conditions. We are prepared to decelerate our drilling program if commodity prices deteriorate and continue to accelerate our drilling program should commodity prices remain constant or further improve. We have the option to release up to eight of our current ten rigs in 2018 should commodity prices deteriorate. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

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

•
Focus on increasing hydrocarbon recovery through horizontal drilling and increased well density. We have targeted various intervals in the Midland Basin through horizontal drilling and believe that there are opportunities to target additional intervals throughout the stratigraphic column. Our initial horizontal focus had been on the Wolfcamp B interval, but our recent focus has included the Lower Spraberry, Middle Spraberry and Wolfcamp A intervals. Our first two horizontal wells were completed in 2012 and had lateral lengths of less than 4,000 feet. As of December 31, 2017, we had drilled 412 horizontal wells as operator and had participated in 61 additional horizontal wells as a non-operator, including two in which we own only a minor wellbore interest. We also acquired interest in 76 horizontal wells on properties we purchased. Of these 549 total horizontal wells, 466 had been completed and were on production. Of the 466 horizontal wells on production, 152 are in the Wolfcamp B interval, 122 are in the Wolfcamp A interval, 163 are in the Lower Spraberry interval, nine are in the Middle Spraberry interval, three are in the Cline interval, three are in the Clearfork interval, seven are in the Bone Spring interval and seven are in various other intervals. These wells have lateral lengths ranging from approximately 2,100 feet to 13,000 feet. In 2018, we expect that our average lateral length will be about 9,300 feet, although the actual length will vary depending on the layout of our acreage and other factors. As technology continues to improve, we expect that our average lateral length will increase, resulting in higher per well recoveries and lower development costs per BOE. During the year ended December 31, 2017, we were able to drill our horizontal wells in the Midland Basin with approximately 7,500 foot lateral lengths to total depth, or TD, in an average of 12.2 days and we drilled approximately 10,000 foot lateral wells in 14.5 days. Further advances in drilling and completion technology may result in economic development of zones that are not currently viable.

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

•
Enhance returns through our low cost development strategy of resource conversion, capital allocation and continued improvements in operational and cost efficiencies. Our acreage position in the Wolfberry play is generally in contiguous blocks which allows us to develop this acreage efficiently with a “manufacturing” strategy that takes advantage of economies of scale and uses centralized production and fluid handling facilities. We are the operator of approximately 84% of our acreage. This operational control allows us to manage more efficiently the pace of development activities and the gathering and marketing of our production and control operating costs and technical applications, including horizontal development. Our average 84% working interest in our acreage allows us to realize the majority of the benefits of these activities and cost efficiencies.

•
Pursue strategic acquisitions with substantial resource potential. We have a proven history of acquiring leasehold positions in the Permian Basin that have substantial oil-weighted resource potential. Our executive team, with its extensive experience in the Permian Basin, has what we believe is a competitive advantage in identifying acquisition targets and a proven ability to evaluate resource potential. We regularly review acquisition opportunities and intend to pursue acquisitions that meet our strategic and financial targets. During the year ended December 31, 2017, we acquired approximately 99,830 gross (84,468 net) leasehold acres primarily in Pecos and Reeves counties in the Southern Delaware Basin.

•
Maintain financial flexibility. We seek to maintain a conservative financial position. In connection with our fall 2017 borrowing base redetermination, the agent lender under our revolving credit agreement recommended a borrowing base of $1.8 billion. We elected a commitment amount of $1.0 billion, of which $603.0 million was available for borrowing as of December 31, 2017. As of December 31, 2017, Viper had $93.5 million in outstanding borrowings, and $306.5 million available for borrowing, under its revolving credit facility.

Our Strengths

We believe that the following strengths will help us achieve our business goals:

•
Oil rich resource base in one of North America’s leading resource plays. All of our leasehold acreage is located in one of the most prolific oil plays in North America, the Permian Basin in West Texas. The majority of our current properties are well positioned in the core of the Permian Basin. Our production for the year ended December 31, 2017 was approximately 74% oil, 14% natural gas liquids and 12% natural gas. As of December 31, 2017, our estimated net proved reserves were comprised of approximately 70% oil, 14% natural gas liquids and 16% natural gas.

•
Multi-year drilling inventory in one of North America’s leading oil resource plays. We have identified a multi-year inventory of potential drilling locations for our oil-weighted reserves that we believe provides attractive growth and return opportunities. At an assumed price of approximately $60.00 per Bbl WTI, we currently have approximately 3,800 gross (2,750 net) identified economic potential horizontal drilling locations on our acreage based on our evaluation of applicable geologic and engineering data. These gross identified economic potential horizontal locations have an average lateral length of approximately 8,400 feet, with the actual length depending on lease geometry and other considerations. These locations exist across most of our acreage blocks and in multiple horizons. Of these 3,800 locations, 2,100 are in the Midland Basin and 1,700 are in the Delaware Basin. In the Midland Basin, 860 are in the Lower Spraberry or Wolfcamp B horizons where we have drilled a large number of wells, 825 are in the Wolfcamp A or Middle Spraberry horizons where we have drilled a limited number of wells and 415 are in the Clearfork or Cline horizons where we have drilled very few wells. Our current location count for the Lower Spraberry horizon is based on 660 foot spacing in f Midland, southwest Martin, northeast Andrews, Howard and Glasscock counties, and 880 foot spacing in all other counties. For the Wolfcamp B horizon, the horizontal location count is based on 660 foot spacing between wells in Midland, Martin, northeast Andrews, Howard, and Glasscock counties, and 880 foot spacing in all other counties. In the Wolfcamp A horizon, the horizontal location count in based on 660 foot spacing in Midland, Howard and Glasscock counties, 880 foot spacing in southwest Martin county and 1,320 foot spacing in other counties. The horizontal location count for the Middle Spraberry is based on 880 foot spacing in Midland, Martin and northeast Andrews counties and 1,320 foot spacing in other counties. In the Cline and Clearfork horizons, the horizontal location count is based on 1,320 foot spacing except for the Clearfork in central Andrews County which is based on 660 foot spacing. In the Delaware Basin, 1,240 locations are in the Wolfcamp A or Wolfcamp B horizons, and 460 locations are in the 2nd Bone Spring or 3rd Bone Spring horizon. The horizontal location counts are based on 880 foot spacing in the Wolfcamp A and Wolfcamp B horizons, and 1,320 foot spacing in the Bone Spring horizons. The ultimate inter-well spacing may vary from these distances due to different factors, which would result in a higher or lower location count. The two-stream gross estimated ultimate recoveries, or EURs, from our future PUD horizontal wells, as estimated by Ryder Scott as of December 31, 2017, range from 528 MBOE per well, consisting of 413 MBbls of oil and 687 MMcf of natural gas, to 1,665 MBOE per well, consisting of 1,307 MBbls of oil and 2,150 MMcf of natural gas, for wells ranging in lateral length from approximately 5,000 feet to approximately 12,500 feet, in intervals including the Middle Spraberry, Lower Spraberry, Wolfcamp A, and Wolfcamp B. Ryder Scott has estimated gross EURs of 910 MBOE for our Lower Spraberry wells in Midland County and 1,071 MBOE for our Wolfcamp A wells in Pecos County, which constitute 36% of our remaining PUD horizontal wells, in each case based on 7,500 foot lateral lengths. In addition, we have approximately 1,837 square miles of proprietary 3-D seismic data covering our acreage. This data facilitates the evaluation of our existing drilling inventory and provides insight into future development activity, including additional horizontal drilling opportunities and strategic leasehold acquisitions.

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

•
High degree of operational control. We are the operator of approximately 84% of our Permian Basin acreage. This operating control allows us to better execute on our strategies of enhancing returns through operational and cost efficiencies and increasing ultimate hydrocarbon recovery by seeking to continually improve our drilling techniques, completion methodologies and reservoir evaluation processes. Additionally, as the operator of substantially all of our acreage, we retain the ability to increase or decrease our capital expenditure program based on commodity price outlooks. This operating control also enables us to obtain data needed for efficient exploration of horizontal prospects.

Our Properties

Location and Land

Our total acreage position in the Permian Basin was approximately 246,012 gross (206,660 net) acres at December 31, 2017. We are the operator of approximately 84% of this Permian Basin acreage. In addition, we, through our subsidiary Viper, own mineral interests underlying approximately 247,602 gross acres, 43,843 net acres and 9,570 net royalty acres primarily in the Permian Basin. Approximately 36% of these net royalty acres are operated by us. Since our initial acquisition in the Permian Basin through December 31, 2017, we drilled or participated in the drilling of 753 gross (608 net) wells on our leasehold acreage in this area, primarily targeting the Wolfberry play. The Permian Basin area covers a significant portion of western Texas and eastern New Mexico and is considered one of the major producing basins in the United States.

Area History

Our proved reserves are located in the Permian Basin of West Texas, in particular in the Clearfork, Spraberry, Bone Spring, Wolfcamp, Cline, Strawn and Atoka formations. The Spraberry play was initiated with production from several new field discoveries in the late 1940s and early 1950s. It was eventually recognized that a regional productive trend was present, as fields were extended and coalesced over a broad area in the central Midland Basin. Development in the Spraberry play was sporadic over the next several decades due to typically low productive rate wells, with economics being dependent on oil prices and drilling costs.

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

During the late 1990s, Atlantic Richfield Company, or Arco, began a drilling program targeting the base of the Spraberry formation at 10,000 feet, with an additional 200 to 300 feet drilled to produce from the upper portion of the Wolfcamp formation. Henry Petroleum, a private firm, owned interests in the Pegasus field in Midland and Upton counties. While drilling in the same area as the Arco project, Henry Petroleum decided to drill completely through the Wolfcamp section. Henry Petroleum mapped the trend and began acquiring acreage and drilling wells using multiple slick-water fracturing treatments across the entire Wolfcamp interval. In 2005, former members of Henry Petroleum’s Wolfcamp team formed their own private company, ExL Petroleum, and began replicating Henry Petroleum’s program. After ExL had drilled 32 productive Wolfcamp/Spraberry wells through late 2007, they monetized a portion of their acreage position, which led to the acquisition that enabled us to begin our participation in this play. Recent advancements in enhanced recovery techniques and horizontal drilling continue to make this play attractive to the oil and gas industry. By mid-2010, approximately half of the rigs active in the Permian Basin were drilling wells in the Wolfberry play. As of December 31, 2017, we held working interests in 1,166 gross (937 net) producing wells and royalty interests in 64 additional wells.

Geology

The Permian Basin formed as an area of rapid Pennsylvanian-Permian subsidence in response to dynamic structural influence. It is one of the largest sedimentary basins in the U.S., with established oil and gas production from several reservoirs from Permian through Ordovician in age. The term “Wolfberry” was coined initially to indicate commingled production from the Permian Spraberry, Dean and Wolfcamp formations. Time equivalent in the Delaware Basin, the “Wolfbone” play describes vertically commingled production from the Permian Bone Spring and Wolfcamp formations.

The Spraberry/Bone Spring was deposited as siliciclastic turbidites in a deep water submarine fan environment, while the Wolfcamp reservoirs consist of debris-flow and grain-flow sediments, which were also deposited in a submarine fan setting. The best carbonate reservoirs within the Wolfcamp are generally found in proximity to the Central Basin Platform, while the shale reservoirs within the Wolfcamp thicken basinward away from the Central Basin Platform. Both the Spraberry/Bone Spring and Wolfcamp contain organic-rich mudstones and shales which, when buried to sufficient depth for maturation, became the source of the hydrocarbons found both within the shales themselves and in the more conventional clastic and carbonate reservoirs between the shales.  The Wolfberry and Wolfbone are unconventional “basin-centered oil” resource plays, in the sense that there is no regional downdip oil/water contact.

We have successfully developed several shale intervals within the Clearfork, Spraberry/Bone Spring and Wolfcamp formations since we began horizontal drilling in 2012. The shales exhibit low permeabilities which necessitate the need for hydraulic fracture stimulation to unlock the vast storage of hydrocarbons in these targets.

We possess, or are in the process of acquiring, 3-D seismic data over substantially all of our major asset areas.  Our extensive geophysical database currently includes approximately 1,837 square miles of 3-D data.  This data will continue to be utilized in the development of our horizontal drilling program and identification of additional resource to be exploited.

Production Status

During the year ended December 31, 2017, net production from our Permian Basin acreage was 28,917 MBOE, or an average of 79,224 BOE/d, of which approximately 74% was oil, 14% was natural gas liquids and 12% was natural gas.

Facilities

Our oil and natural gas processing facilities are typical of those found in the Permian Basin. Our facilities located at well locations include storage tank batteries, oil/natural gas/water separation equipment and pumping units.

Recent and Future Activity

During 2018, we expect to complete an estimated 170 to 190 gross (146 to 163 net) horizontal wells on our acreage. We currently estimate that our capital expenditures in 2018 for drilling and infrastructure will be between $1.3 billion and $1.5 billion, consisting of $1.175 billion to $1.325 billion for horizontal drilling and completions including non-operated activity and $125.0 million to $175.0 million for infrastructure and other expenditures, but excluding the cost of any leasehold and mineral rights acquisitions. During the year ended December 31, 2017, we drilled 150 gross (130 net) and completed 123 gross (105 net) horizontal wells, including five drilled but uncompleted wells we acquired. We participated in the drilling of 16 gross (two net) non-operated horizontal wells in the Permian Basin. During the year ended December 31, 2017, our capital expenditures for drilling, completing and equipping wells were $719.3 million. In addition, we spent $124.0 million for oil and gas infrastructure, $17.4 million for non-operated properties and $2.4 billion for leasehold and mineral rights acquisitions.

We are operating ten rigs now and currently intend to operate between ten and twelve rigs in 2018, depending on market conditions. We will continue monitoring the ongoing commodity price environment and expect to retain the financial flexibility to adjust our drilling and completion plans in response to market conditions. We are prepared to decelerate our drilling program if commodity prices deteriorate and continue to accelerate our drilling program should commodity prices remain constant or further improve. We have the option to release up to eight of our current ten rigs in 2018 should commodity prices deteriorate.
Oil and Natural Gas Data

Proved Reserves

Evaluation and Review of Reserves

Our historical reserve estimates as of December 31, 2017, 2016 and 2015 were prepared by Ryder Scott with respect to our assets and those of Viper. Ryder Scott is an independent petroleum engineering firm. The technical persons responsible for preparing our proved reserve estimates meet the requirements with regards to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Ryder Scott is a third-party engineering firm and does not own an interest in any of our properties and is not employed by us on a contingent basis.

Under SEC rules, proved reserves are those quantities of oil and natural gas that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2017 were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods, (2) volumetric-based methods and (3) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. The proved reserves for our properties were estimated by performance methods, analogy or a combination of both methods. Approximately 83% of the proved producing reserves attributable to producing wells were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis, which utilized extrapolations of available historical production and pressure data. The remaining 17% of the proved producing reserves were estimated by analogy, or a combination of performance and analogy methods. The analogy method was used where there were inadequate historical performance data to establish a definitive trend and where the use of production performance data as a basis for the reserve estimates was considered to be inappropriate. All proved developed non-producing and undeveloped reserves were estimated by the analogy method.

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

We maintain an internal staff of petroleum engineers and geoscience professionals who worked closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our assets in the Permian Basin. Our internal technical team members met with our independent reserve engineers periodically during the period covered by the reserve reports to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to the independent reserve engineers for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs. Our Executive Vice President–Reservoir Engineering is primarily responsible for overseeing the preparation of all of our reserve estimates. Our Executive Vice President–Reservoir Engineering is a petroleum engineer with over 30 years of reservoir and operations experience and our geoscience staff has an average of approximately 24 years of industry experience per person. Our technical staff uses historical information for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs.

The preparation of our proved reserve estimates are completed in accordance with our internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:

•	review and verification of historical production data, which data is based on actual production as reported by us;

•	preparation of reserve estimates by our Executive Vice President–Reservoir Engineering or under his direct supervision;

•
review by our Executive Vice President–Reservoir Engineering of all of our reported proved reserves at the close of each quarter, including the review of all significant reserve changes and all new proved undeveloped reserves additions;

•	direct reporting responsibilities by our Executive Vice President–Reservoir Engineering to our Chief Executive Officer;

•	verification of property ownership by our land department; and

•	no employee’s compensation is tied to the amount of reserves booked.

The following table presents our estimated net proved oil and natural gas reserves as of December 31, 2017, 2016 and 2015 (including those attributable to Viper), based on the reserve reports prepared by Ryder Scott. Each reserve report has been prepared in accordance with the rules and regulations of the SEC. All of our proved reserves included in the reserve reports are located in the continental United States.

	December 31,
	2017	2016	2015
Estimated proved developed reserves:
Oil (MBbls)	141,246	79,457	60,569
Natural gas (MMcf)	190,740	105,399	96,871
Natural gas liquids (MBbls)	35,412	22,080	15,418
Total (MBOE)	208,447	119,104	92,132
Estimated proved undeveloped reserves:
Oil (MBbls)	91,935	59,717	45,409
Natural gas (MMcf)	94,629	69,497	52,632
Natural gas liquids (MBbls)	19,198	15,054	10,586
Total (MBOE)	126,905	86,354	64,767
Estimated Net Proved Reserves:
Oil (MBbls)	233,181	139,174	105,979
Natural gas (MMcf)	285,369	174,896	149,503
Natural gas liquids (MBbls)	54,610	37,134	26,004
Total (MBOE)(1)	335,352	205,458	156,899
Percent proved developed	62.2%	58.0%	58.7%

(1)
Estimates of reserves as of December 31, 2017, 2016 and 2015 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month periods ended December 31, 2017, 2016 and 2015, respectively, in accordance with SEC guidelines applicable to reserves estimates as of the end of such periods. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

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

Proved Undeveloped Reserves (PUDs)

As of December 31, 2017, our proved undeveloped reserves totaled 91,935 MBbls of oil, 94,629 MMcf of natural gas and 19,198 MBbls of natural gas liquids, for a total of 126,905 MBOE. PUDs will be converted from undeveloped to developed as the applicable wells begin production.

The following table includes the changes in PUD reserves for 2017:

(MBOE)
Beginning proved undeveloped reserves at December 31, 2016	86,354
Undeveloped reserves transferred to developed	(31,666)
Revisions	(4,710)
Net purchases	6,246
Extensions and discoveries	70,680
Ending proved undeveloped reserves at December 31, 2017	126,904

The increase in proved undeveloped reserves was primarily attributable to extensions of 67,676 MBOE from 87 gross (75 net) wells in which we have a working interest and 3,004 MBOE from 40 gross wells in which Viper owns royalty interests. Of the 87 gross wells, 26 were in the Delaware Basin. Transfers of 31,666 MBOE were the result of drilling or participating in 44 gross (37 net) horizontal wells in which we have a working interest and 27 gross wells in which we have a royalty interest or mineral interest through Viper. We own a working interest in 23 of the 27 gross Viper wells. Net purchases of 6,246 MBOE were primarily from our purchase in Pecos and Reeves counties. Downward revisions of 4,710 MBOE resulted from reclassification of seven locations and technical revisions.

Costs incurred relating to the development of PUDs were approximately $145.4 million during 2017. Estimated future development costs relating to the development of PUDs are projected to be approximately $595.4 million in 2018, $205.6 million in 2019, $171.2 million in 2020 and $58.3 million in 2021. Since our current executive team assumed management control in 2011, our average drilling costs and drilling times have been reduced. As we continue to develop our properties and have more well production and completion data, we believe we will continue to realize cost savings and experience lower relative drilling and completion costs as we convert PUDs into proved developed reserves in upcoming years.

As of December 31, 2017, all of our proved undeveloped reserves are scheduled to be developed within five years from the date they were initially recorded.

As of December 31, 2017, none of our total proved reserves were classified as proved developed non-producing.

Oil and Natural Gas Production Prices and Production Costs

Production and Price History

The following table sets forth information regarding our net production of oil, natural gas and natural gas liquids, all of which is from the Permian Basin in West Texas, and certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Production Data:
Oil (MBbls)	21,418	11,562	9,081
Natural gas (MMcf)	20,660	10,728	7,931
Natural gas liquids (MBbls)	4,056	2,399	1,678
Combined volumes (MBOE)	28,917	15,749	12,081
Daily combined volumes (BOE/d)	79,224	43,031	33,098

Average Prices:
Oil (per Bbl)	$48.75	$40.70	$44.68
Natural gas (per Mcf)	2.53	2.10	2.47
Natural gas liquids (per Bbl)	22.20	14.20	12.77
Combined (per BOE)	41.02	33.47	36.98
Oil, hedged ($ per Bbl)(1)	48.94	40.80	60.63
Natural gas, hedged ($ per MMbtu)(1)	2.65	2.06	2.47
Average price, hedged ($ per BOE)(1)	41.26	33.54	48.97

Average Costs per BOE:
Lease operating expense	$4.38	$5.23	$6.84
Production and ad valorem taxes	2.54	2.19	2.73
Gathering and transportation expense	0.44	0.74	0.50
General and administrative - cash component	0.80	1.03	1.11
Total operating expense - cash	8.16	9.19	11.18

General and administrative - non-cash component	0.88	1.68	1.54
Depreciation, depletion and amortization	11.30	11.30	18.02
Interest expense	1.40	2.58	3.44
Total expenses	$13.58	$15.56	$23.00

(1)
Hedged prices reflect the effect of our commodity derivative transactions on our average sales prices. Our calculation of such effects include realized gains and losses on cash settlements for commodity derivatives, which we do not designate for hedge accounting.

Productive Wells

As of December 31, 2017, we owned an average unweighted 80% working interest in 1,166 gross (937 net) productive wells and an average 2.7% royalty interest in 64 additional wells. Through our subsidiary Viper, we own an average unweighted 9.2% royalty or mineral interest in 1,287 productive wells. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

Acreage

The following table sets forth information as of December 31, 2017 relating to our leasehold acreage:

	Developed Acreage(1)		Undeveloped Acreage(2)		Total Acreage(3)
Basin	Gross(4)	Net(5)	Gross(4)	Net(5)	Gross(4)	Net(5)
Delaware	58,444	49,919	69,982	54,800	128,426	104,719
Midland	84,325	69,641	33,261	32,300	117,586	101,941
Total	142,769	119,560	103,243	87,100	246,012	206,660

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

Undeveloped acreage expirations

Many of the leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production. The following table sets forth the gross and net undeveloped acreage, as of December 31, 2017, that will expire over the next five years unless production is established within the spacing units covering the acreage or the lease is renewed or extended under continuous drilling provisions prior to the primary term expiration dates.

	2018		2019		2020		2021		2022
Basin	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Delaware	28,572	22,198	31,091	19,415	13,097	1,286	3,639	719	—	—
Midland	897	715	908	255	19,678	18,933	—	—	—	—
Total	29,469	22,913	31,999	19,670	32,775	20,219	3,639	719	—	—

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

	Year Ended December 31,
	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net
Development:
Productive	27	23	6	3	8	6
Dry	—	—	—	—	—	—
Exploratory:
Productive	112	84	82	62	71	57
Dry	—	—	—	—	—	—
Total:
Productive	139	107	88	65	79	63
Dry	—	—	—	—	—	—

As of December 31, 2017, we had 83 gross (66 net) wells in the process of drilling, completing or dewatering or shut in awaiting infrastructure that are not reflected in the above table.

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

Marketing and Customers

We typically sell production to a relatively small number of customers, as is customary in the exploration, development and production business. For the year ended December 31, 2017, three purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (31%); Koch Supply & Trading LP (19%); and Enterprise Crude Oil LLC (11%). For the year ended December 31, 2016, three purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (45%); Koch Supply & Trading LP (15%); and Enterprise Crude Oil LLC (13%). For the year ended December 31, 2015, two purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (59%); and Enterprise Crude Oil LLC (15%). No other customer accounted for more than 10% of our revenue during these periods. If a major customer decided to stop purchasing oil and natural gas from us, revenue could decline and our operating results and financial condition could be harmed.

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

Transportation

During the initial development of our fields we evaluate all gathering and delivery infrastructure in the areas of our production. Currently, a majority of our production in the Midland Basin is transported to purchasers by pipeline. We anticipate that our production in the Delaware Basin transported to purchasers by pipeline will increase to 80% by the end of 2018. During 2018, several oil and saltwater disposal gathering systems were installed. We believe that these gathering systems will help us reduce our lease operating expense and improve our margins on sales in future periods.

The following table presents the average percentage of produced oil sold by pipeline and the average percentage of produced water connected to saltwater disposals by pipeline:

	Midland Basin	Delaware Basin	Total
% of produced oil sold by pipeline	93%	22%	80%
% of produced water connected to pipeline	93%	87%	91%

The following table presents the average cost per Bbl to transport produced oil and water by truck and by pipeline as well as the average savings of transporting produced oil and water by pipeline versus truck:

	Midland Basin	Delaware Basin
Oil transportation costs per Bbl:
Trucked	$1.84	$2.28
Pipeline	$1.09	$1.31
Average savings	$0.75	$0.97

Water transportation costs per Bbl:
Trucked	$2.08	$1.86
Pipeline	$0.23	$0.39
Average savings	$1.85	$1.47

Oil and Natural Gas Leases

The typical oil and natural gas lease agreement covering our properties provides for the payment of royalties to the mineral owner for all oil and natural gas produced from any wells drilled on the leased premises. The lessor royalties and other leasehold burdens on our properties generally range from 12.50% to 25.00%, resulting in a net revenue interest to us generally ranging from 75.00% to 87.50%.

Seasonal Nature of Business

Generally, demand for oil increases during the summer months and decreases during the winter months while natural gas decreases during the summer months and increases during the winter months. Certain natural gas users utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Seasonal weather conditions and lease stipulations can limit our drilling and producing activities and other oil and natural gas operations in a portion of our operating areas. These seasonal anomalies can pose challenges for meeting our well drilling objectives and can increase competition for equipment, supplies and personnel during the spring and summer months, which could lead to shortages and increase costs or delay operations.

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

Water Discharges. The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” the Safe Drinking Water Act, the Oil Pollution Act and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. Spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. On June 29, 2015, the EPA and the U.S. Army Corps of Engineers, or the USACE, jointly promulgated final rules redefining the scope of waters protected under the Clean Water Act. To the extent the rule expands the range of properties subject to the Clean Water Act’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Following its promulgation, numerous states and industry groups challenged the rule and, on October 9, 2015, a federal court stayed the rule’s implementation nationwide, pending further action in court. In response to this decision, the EPA and the USACE have resumed nationwide use of the agencies’ prior regulations defining the term “waters of the United States.” Further, on February 28, 2017, President Trump signed an executive order directing the relevant executive agencies to review the rules and to initiate rulemaking to rescind or revise them, as appropriate under the stated policies of protecting navigable waters from pollution while promoting economic growth, reducing uncertainty, and showing due regard for Congress and the states. On July 27, 2017, the EPA and the USACE published a proposed rule to rescind the 2015 rules, and, on November 22, 2017, the agencies published a proposed rule to maintain the status quo pending the agencies review of the 2015 rules.

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

At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of greenhouse gases. The Agreement went into effect on November 4, 2016. The Agreement establishes a framework for the parties to cooperate and report actions to reduce greenhouse gas emissions. However, on June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement, and begin negotiations to either re-enter or negotiate an entirely new agreement with more favorable terms for the United States. The Paris Agreement sets forth a specific exit process, whereby a party may not provide notice of its withdrawal until three years from the effective date, with such withdrawal taking effect one year from such notice. It is not clear what steps the Trump Administration plans to take to withdraw from the Paris Agreement, whether a new agreement can be negotiated, or what terms would be included in such an agreement. Furthermore, in response to the announcement, many state and local leaders have stated their intent to intensify efforts to uphold the commitments set forth in the international accord.

Restrictions on emissions of methane or carbon dioxide that may be imposed could adversely impact the demand for, price of, and value of our products and reserves. As our operations also emit greenhouse gases directly, current and future laws or regulations limiting such emissions could increase our own costs. At this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Furthermore, claims have been made against certain energy companies alleging that greenhouse gas emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages or other liabilities. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

Moreover, there has been public discussion that climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels. Another possible consequence of climate change is increased volatility in seasonal temperatures. Some studies indicate that climate change could cause some areas to experience temperatures substantially hotter or colder than their historical averages. Extreme weather conditions can interfere with our production and increase our costs and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.

Regulation of Hydraulic Fracturing

Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, legislation has been proposed in recent sessions of Congress to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection,” to require federal permitting and regulatory control of hydraulic fracturing, and to require disclosure of the chemical constituents of the fluids used in the fracturing process. Furthermore, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the Underground Injection Control program, specifically as “Class II” Underground Injection Control wells under the Safe Drinking Water Act.

In addition, the EPA previously announced its plans to develop a Notice of Proposed Rulemaking by June 2018, which would describe a proposed mechanism - regulatory, voluntary, or a combination of both - to collect data on hydraulic fracturing chemical substances and mixtures. Also, on June 28, 2016, the EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment, or CWT, facilities) accepting oil and natural gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities.

On August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rules seek to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, in a March 28, 2017 executive order, President Trump directed the EPA to review the 2016 regulations and, if appropriate, to initiate a rulemaking to rescind or revise them consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. On June 16, 2017, the EPA published a proposed rule to stay for two years certain requirements of the 2016 regulations, including fugitive emission requirements. These standards, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions.

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

There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, induced seismic activity, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic fracturing practices. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is further regulated at the federal, state or local level, our fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such changes could cause us to incur substantial compliance costs, and compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal, state or local laws governing hydraulic fracturing.

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

Federal, state and local regulations provide detailed requirements for the plugging and abandonment of wells, closure or decommissioning of production facilities and pipelines and for site restoration in areas where we operate. Although the U.S. Army Corps of Engineers does not require bonds or other financial assurances, some state agencies and municipalities do have such requirements.

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

Employees

As of December 31, 2017, we had approximately 251 full time employees. None of our employees are represented by labor unions or covered by any collective bargaining agreements. We also hire independent contractors and consultants involved in land, technical, regulatory and other disciplines to assist our full time employees.

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

ITEM 1A. RISK FACTORS

The nature of our business activities subjects us to certain hazards and risks. The following is a summary of some of the material risks relating to our business activities. Other risks are described in Item 1. “Business and Properties” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” These risks are not the only risks we face. We could also face additional risks and uncertainties not currently known to the Company or that we currently deem to be immaterial. If any of these risks actually occurs, it could materially harm our business, financial condition or results of operations and the trading price of our shares could decline.

Risks Related to the Oil and Natural Gas Industry and Our Business

Market conditions for oil and natural gas, and particularly volatility in prices for oil and natural gas, have in the past adversely affected, and may in the future adversely affect, our revenue, cash flows, profitability, growth, production and the present value of our estimated reserves.

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

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. During the past five years, the posted price for West Texas intermediate light sweet crude oil, which we refer to as West Texas Intermediate or WTI, has ranged from a low of $26.19 per barrel, or Bbl, in February 2016 to a high of $110.62 per Bbl in September 2013. The Henry Hub spot market price of natural gas has ranged from a low of $1.49 per MMBtu in March 2016 to a high of $8.15 per MMBtu in February 2014. During 2017, WTI prices ranged from $42.48 to $60.46 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.44 to $3.71 per MMBtu. On January 29, 2018, the WTI posted price for crude oil was $65.71 per Bbl and the Henry Hub spot market price of natural gas was $3.60 per MMBtu, representing increases of 9% and 3%, respectively, from the high of $60.46 per Bbl of oil and $3.71 per MMBtu for natural gas during 2017. If the prices of oil and natural gas decline, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected.

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

Concerns over global economic conditions, energy costs, geopolitical issues, inflation, the availability and cost of credit, the European, Asian and the United States financial markets have in the past contributed, and may in the future contribute, to economic uncertainty and diminished expectations for the global economy. In addition, continued hostilities in the Middle East and the occurrence or threat of terrorist attacks in the United States or other countries could adversely affect the global economy. These factors, combined with volatility in commodity prices, business and consumer confidence and unemployment rates, may precipitate an economic slowdown. Concerns about global economic growth may have an adverse impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could diminish, which could impact the price at which we can sell our production, affect the ability of our vendors, suppliers and customers to continue operations and ultimately adversely impact our results of operations, liquidity and financial condition.

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

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration for and development, production and acquisition of oil and natural gas reserves. In 2017, our total capital expenditures, including expenditures for leasehold acquisitions, drilling and infrastructure, were approximately $3.2 billion. Our 2018 capital budget for drilling, completion and infrastructure, including investments in water disposal infrastructure and gathering line projects, is currently estimated to be approximately $1.3 billion to $1.5 billion, representing an increase of 60% over our 2017 capital budget. Since completing our initial public offering in October 2012, we have financed capital expenditures primarily with borrowings under our revolving credit facility, cash generated by operations and the net proceeds from public offerings of our common stock and the senior notes.

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

We cannot assure you that our operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. Further, our actual capital expenditures in 2018 could exceed our capital expenditure budget. In the event our capital expenditure requirements at any time are greater than the amount of capital we have available, we could be required to seek additional sources of capital, which may include traditional reserve base borrowings, debt financing, joint venture partnerships, production payment financings, sales of assets, offerings of debt or equity securities or other means. We cannot assure you that we will be able to obtain debt or equity financing on terms favorable to us, or at all.

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

Our project areas are in various stages of development, ranging from project areas with current drilling or production activity to project areas that consist of recently acquired leasehold acreage or that have limited drilling or production history. From inception through December 31, 2017, we drilled a total of 412 gross horizontal wells and 262 gross vertical wells and participated in an additional 61 gross horizontal wells and 18 gross vertical non-operated wells, of which 670 wells were completed as producing wells and 83 wells were in various stages of completion. If future wells or the wells in the process of being completed do not produce sufficient revenues to return a profit or if we drill dry holes in the future, our business may be materially affected.

Our identified potential drilling locations, which are part of our anticipated future drilling plans, are susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

At an assumed price of approximately $60.00 per Bbl WTI, we currently have approximately 3,800 gross (2,750 net) identified economic potential horizontal drilling locations in multiple horizons on our acreage. As of December 31, 2017, only 168 of our gross identified potential horizontal drilling locations were attributed to proved reserves. These drilling locations, including those without proved undeveloped reserves, represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, construction of infrastructure, inclement weather, regulatory changes and approvals, oil and natural gas prices, costs, drilling results and the availability of water. Further, our identified potential drilling locations are in various stages of evaluation, ranging from locations that are ready to drill to locations that will require substantial additional interpretation. In addition, we have identified approximately 873 horizontal drilling locations in intervals in which we have drilled very few or no wells, which are necessarily more speculative and based on results from other operators whose acreage may not be consistent with ours. We cannot predict in advance of drilling and testing whether any particular drilling location will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in sufficient quantities to be economically viable. Even if sufficient amounts of oil or natural gas exist, we may damage the potentially productive hydrocarbon bearing formation or experience mechanical difficulties while drilling or completing the well, possibly resulting in a reduction in production from the well or abandonment of the well. If we drill additional wells that we identify as dry holes in our current and future drilling locations, our drilling success rate may decline and materially harm our business. Through December 31, 2017, we are the operator of or have participated in a total of 466 horizontal wells completed on our acreage, we cannot assure you that the analogies we draw from available data from these or other wells, more fully explored locations or producing fields will be applicable to our drilling locations. Further, initial production rates reported by us or other operators in the Permian Basin may not be indicative of future or long-term production rates. Because of these uncertainties, we do not know if the potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.

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

Leases on oil and natural gas properties typically have a term of three to five years, after which they expire unless, prior to expiration, production is established within the spacing units covering the undeveloped acres. As of December 31, 2017, we had leases representing 22,913 net acres expiring in 2018, 19,670 net acres expiring in 2019, 20,219 net acres expiring in 2020, 719 net acres expiring in 2021 and no net acres expiring in 2022. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. Any reduction in our current drilling program, either through a reduction in capital expenditures or the unavailability of drilling rigs, could result in the loss of acreage through lease expirations. In addition, in order to hold our current leases expiring in 2018, we will need to operate at least a one-rig program. We cannot assure you that we will have the liquidity to deploy these rigs in this time frame, or that commodity prices will warrant operating such a drilling program. Any such losses of leases could materially and adversely affect the growth of our asset basis, cash flows and results of operations.

We have entered into fixed price swap contracts, fixed price basis swap contracts and costless collars with corresponding put and call options and may in the future enter into forward sale contracts or additional fixed price swap, fixed price basis swap derivatives or costless collars for a portion of our production. Although we have hedged a portion of our estimated 2018 and 2019 production, we may still be adversely affected by continuing and prolonged declines in the price of oil.

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

As of December 31, 2017, we had the following commodity contracts in place covering NYMEX WTI crude oil, Brent crude oil and NYMEX Henry Hub natural gas for the production period of January 2018 through December 2018:

•	crude oil swap contracts priced at a weighted average price of $51.10 WTI for 9,761,000 aggregate Bbls;

•	crude oil swap contracts priced at a weighted average price of $54.89 Brent for 1,830,000 aggregate Bbls;

•	crude oil basis swap contracts priced at a weighted average price of $0.88 for 5,475,000 aggregate Bbls for the spread between the WTI Midland price and the WTI Cushing price;

•	natural gas swap contracts priced at a weighted average price of $3.14 for 7,750,000 aggregate MMBtu; and

•	crude oil costless collars contracts with a floor price of $47.00 for 540,000 aggregate Bbls and a ceiling price of $56.34 for 270,000 aggregate Bbls.

We have crude oil swap contracts priced at a weighted average price of $49.82 WTI for 1,095,000 aggregate Bbls with a production period of January 2019 through December 2019. To the extent that the prices of oil and natural gas remain at current levels or decline further, we will not be able to economically hedge future production at the same level as our current hedges, and our results of operations and financial condition would be negatively impacted.

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

In addition to credit risk related to receivables from commodity derivative contracts, our principal exposure to credit risk is through receivables from joint interest owners on properties we operate (approximately $73.0 million at December 31, 2017) and receivables from purchasers of our oil and natural gas production (approximately $158.6 million at December 31, 2017). Joint interest receivables arise from billing entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We are generally unable to control which co-owners participate in our wells.

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. For the year ended December 31, 2017, three purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (31%); Koch Supply & Trading LP (19%) and Enterprise Crude Oil LLC (11%). For the year ended December 31, 2016, three purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (45%); Koch Supply & Trading LP (15%); and Enterprise Crude Oil LLC (13%). For the year ended December 31, 2015, two purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (59%); and Enterprise Crude Oil LLC (15%). No other customer accounted for more than 10% of our revenue during these periods. This concentration of customers may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.

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

We account for our oil and natural gas producing activities using the full cost method of accounting. Accordingly, all costs incurred in the acquisition, exploration and development of proved oil and natural gas properties, including the costs of abandoned properties, dry holes, geophysical costs and annual lease rentals are capitalized. We also capitalize direct operating costs for services performed with internally owned drilling and well servicing equipment. All general and administrative corporate costs unrelated to drilling activities are expensed as incurred. Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change. Income from services provided to working interest owners of properties in which we also own an interest, to the extent they exceed related costs incurred, are accounted for as reductions of capitalized costs of oil and natural gas properties. Depletion of evaluated oil and natural gas properties is computed on the units of production method, whereby capitalized costs plus estimated future development costs are amortized over total proved reserves. The average depletion rate per barrel equivalent unit of production was $11.11, $11.23 and $17.84 for the years ended December 31, 2017, 2016 and 2015, respectively. Depreciation, depletion and amortization expense for oil and natural gas properties for the years ended December 31, 2017, 2016 and 2015 was $321.9 million, $176.4 million and $216.1 million, respectively.

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

Impairments on proved oil and natural gas properties of $245.5 million and $814.8 million were recorded for the years ended December 31, 2016 and 2015, respectively. No impairment on proved oil and natural gas properties was recorded for the year ended December 31, 2017. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Critical Accounting Policies and Estimates–Method of accounting for oil and natural gas properties” for a more detailed description of our method of accounting.

Our estimated reserves and EURs are based on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

Oil and natural gas reserve engineering is not an exact science and requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, production levels, ultimate recoveries and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates and the timing of development expenditures may be incorrect. Our historical estimates of proved reserves as of December 31, 2017, 2016 and 2015 (which include those attributable to Viper) are based on reports prepared by Ryder Scott, which conducted a well-by-well review of all our properties for the periods covered by its reserve reports using information provided by us. The EURs for our horizontal wells are based on management’s internal estimates. Over time, we may make material changes to reserve estimates taking into account the results of actual drilling, testing and production. Also, certain assumptions regarding future oil and natural gas prices, production levels and operating and development costs may prove incorrect. Any significant variance from these assumptions to actual figures could greatly affect our estimates of reserves, the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and estimates of future net cash flows. A substantial portion of our reserve estimates are made without the benefit of a lengthy production history, which are less reliable than estimates based on a lengthy production history. Numerous changes over time to the assumptions on which our reserve estimates are based, as described above, often result in the actual quantities of oil and natural gas that we ultimately recover being different from our reserve estimates. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for unproved undeveloped acreage. The reserve estimates represent our net revenue interest in our properties.

The estimates of reserves as of December 31, 2017, 2016 and 2015 included in this report were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month periods December 31, 2017, 2016 and 2015, respectively, in accordance with the SEC guidelines applicable to reserve estimates for such periods.

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

Approximately 37.8% of our total estimated proved reserves as of December 31, 2017, were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve reports of our independent petroleum engineers assume that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or further decreases in commodity prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.

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

In addition to the geographic concentration of our producing properties described above, as of December 31, 2017, all of our proved reserves were attributable to the Wolfberry play in the Midland Basin. This concentration of assets within a small number of producing horizons exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

We depend upon several significant purchasers for the sale of most of our oil and natural gas production. The loss of one or more of these purchasers could, among other factors, limit our access to suitable markets for the oil and natural gas we produce.

The availability of a ready market for any oil and/or natural gas we produce depends on numerous factors beyond the control of our management, including but not limited to the extent of domestic production and imports of oil, the proximity and capacity of natural gas pipelines, the availability of skilled labor, materials and equipment, the effect of state and federal regulation of oil and natural gas production and federal regulation of natural gas sold in interstate commerce. In addition, we depend upon several significant purchasers for the sale of most of our oil and natural gas production. For the year ended December 31, 2017, three purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (31%); Koch Supply & Trading LP (19%) and Enterprise Crude Oil LLC (11%). For the year ended December 31, 2016, three purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (45%); Koch Supply & Trading LP (15%); and Enterprise Crude Oil LLC (13%). For the year ended December 31, 2015, two purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (59%); and Enterprise Crude Oil LLC (15%). No other customer accounted for more than 10% of our revenue during these periods. We cannot assure you that we will continue to have ready access to suitable markets for our future oil and natural gas production. The loss of one or more of these customers, and our inability to sell our production to other customers on terms we consider acceptable, could materially and adversely affect our business, financial condition, results of operations and cash flow.

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

Our business operations have grown substantially since our initial public offering in October 2012 and we expect our business operations to continue to grow in the future. As we expand our activities and increase the number of projects we are evaluating or in which we participate, there will be additional demands on our financial, technical, operational and management resources. The failure to continue to upgrade our technical, administrative, operating and financial control systems or the occurrences of unexpected expansion difficulties, including the failure to recruit and retain experienced managers, geologists, engineers and other professionals in the oil and natural gas industry, could have a material adverse effect on our business, financial condition and results of operations and our ability to timely execute our business plan.

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

Our oil and natural gas operations are subject to various federal, state and local governmental regulations that may be changed from time to time in response to economic and political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity to conserve supplies of oil and gas. In addition, the production, handling, storage, transportation, remediation, emission and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, permit revocations, requirements for additional pollution controls and injunctions limiting or prohibiting some or all of our operations. Moreover, these laws and regulations imposed strict requirements for water and air pollution control and solid waste management. Significant expenditures may be required to comply with governmental laws and regulations applicable to us. Even if federal regulatory burdens temporarily ease, the historic trend of more expansive and stricter environmental legislation and regulations may continue in the long-term, and at the state and local levels. See Item 1. “Business–Regulation” for a description of certain laws and regulations that affect us.

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, legislation has been proposed in recent sessions of Congress to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection,” to require federal permitting and regulatory control of hydraulic fracturing, and to require disclosure of the chemical constituents of the fluids used in the fracturing process. Furthermore, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the Underground Injection Control program, specifically as “Class II” Underground Injection Control wells under the Safe Drinking Water Act.

In addition, the EPA previously announced its plans to develop a Notice of Proposed Rulemaking by June 2018, which would describe a proposed mechanism - regulatory, voluntary, or a combination of both - to collect data on hydraulic fracturing chemical substances and mixtures. Also, on June 28, 2016, the EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants. The EPA is also conducting a study of private wastewater treatment facilities (also known as centralized waste treatment, or CWT, facilities) accepting oil and natural gas extraction wastewater. The EPA is collecting data and information related to the extent to which CWT facilities accept such wastewater, available treatment technologies (and their associated costs), discharge characteristics, financial characteristics of CWT facilities, and the environmental impacts of discharges from CWT facilities.

On August 16, 2012, the EPA published final regulations under the federal Clean Air Act that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rules seek to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration.

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

There has been increasing public controversy regarding hydraulic fracturing with regard to the use of fracturing fluids, induced seismic activity, impacts on drinking water supplies, use of water and the potential for impacts to surface water, groundwater and the environment generally. A number of lawsuits and enforcement actions have been initiated across the country implicating hydraulic fracturing practices. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for us to perform fracturing to stimulate production from tight formations as well as make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, if hydraulic fracturing is further regulated at the federal, state or local level, our fracturing activities could become subject to additional permitting and financial assurance requirements, more stringent construction specifications, increased monitoring, reporting and recordkeeping obligations, plugging and abandonment requirements and also to attendant permitting delays and potential increases in costs. Such changes could cause us to incur substantial compliance costs, and compliance or the consequences of any failure to comply by us could have a material adverse effect on our financial condition and results of operations. At this time, it is not possible to estimate the impact on our business of newly enacted or potential federal, state or local laws governing hydraulic fracturing.

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

Recently enacted U.S. tax legislation as well as future U.S. tax legislations may adversely affect our business, results of operations, financial condition and cash flow.

On December 22, 2017, the President signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Ac, which we refer to as the Tax Act, that significantly reforms the Internal Revenue Code of 1986, as amended, which we refer to as the Code. Among other changes, the Tax Act (i) reduces the maximum U.S. corporate income tax rate from 35% to 21%, (ii) preserves long-standing upstream oil and gas tax provisions such as immediate deduction of intangible drilling, (iii) allows for immediate expensing of capital expenditures for tangible personal property for a period of time, (iv) modifies the provisions related to the limitations on deductions for executive compensation of publicly traded corporations and (v) enacts new limitations regarding the deductibility of interest expense. The Tax Act is complex and far-reaching, and we cannot predict with certainty the resulting impact its enactment will have on us. The ultimate impact of the Tax Act may differ from our estimates due to changes in interpretations and assumptions made by us as well as additional regulatory guidance that may be issued, and any such changes in our interpretations and assumptions could have an adverse effect on our business, results of operations, financial condition and cash flow.

In addition, from time to time, legislation has been proposed that, if enacted into law, would make significant changes to U.S. federal and state income tax laws affecting the oil and gas industry, including (i) eliminating the immediate deduction for intangible drilling and development costs, (ii) the repeal of the percentage depletion allowance for oil and natural gas properties; and (iii) an extension of the amortization period for certain geological and geophysical expenditures. While these specific changes are not included in the Tax Act, no accurate prediction can be made as to whether any such legislative changes will be proposed or enacted in the future or, if enacted, what the specific provisions or the effective date of any such legislation would be. These proposed changes in the U.S. tax law, if adopted, or other similar changes that would impose additional tax on our activities or reduce or eliminate deductions currently available with respect to natural gas and oil exploration, development or similar activities, could adversely affect our business, results of operations, financial condition and cash flows.

Regulation of greenhouse gas emissions could result in increased operating costs and reduced demand for the oil and natural gas we produce.

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
At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of greenhouse gases. The Agreement went into effect on November 4, 2016. The Agreement establishes a framework for the parties to cooperate and report actions to reduce greenhouse gas emissions. However, on June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement, and begin negotiations to either re-enter or negotiate an entirely new agreement with more favorable terms for the United States. The Paris Agreement sets forth a specific exit process, whereby a party may not provide notice of its withdrawal until three years from the effective date, with such withdrawal taking effect one year from such notice. It is not clear what steps the Trump Administration plans to take to withdraw from the Paris Agreement, whether a new agreement can be negotiated, or what terms would be included in such an agreement. Furthermore, in response to the announcement, many state and local leaders have stated their intent to intensify efforts to uphold the commitments set forth in the international accord.

Restrictions on emissions of methane or carbon dioxide that may be imposed could adversely impact the demand for, price of, and value of our products and reserves. As our operations also emit greenhouse gases directly, current and future laws or regulations limiting such emissions could increase our own costs. At this time, it is not possible to accurately estimate how potential future laws or regulations addressing greenhouse gas emissions would impact our business.

In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital. Furthermore, claims have been made against certain energy companies alleging that greenhouse gas emissions from oil and natural gas operations constitute a public nuisance under federal and/or state common law. As a result, private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages or other liabilities. While our business is not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

Moreover, there has been public discussion that climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels. Another possible consequence of climate change is increased volatility in seasonal temperatures. Some studies indicate that climate change could cause some areas to experience temperatures substantially hotter or colder than their historical averages. Extreme weather conditions can interfere with our production and increase our costs and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.

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

We recorded stock-based compensation expense in 2017, 2016 and 2015, and we may incur substantial additional compensation expense related to our future grants of stock compensation which may have a material negative impact on our operating results for the foreseeable future.

As a result of outstanding stock-based compensation awards, for the years ended December 31, 2017, 2016 and 2015 we incurred $34.2 million, $33.5 million and $24.6 million, respectively, of stock based compensation expense, of which we capitalized $8.6 million, $7.1 million and $6.0 million respectively, pursuant to the full cost method of accounting for oil and natural gas properties. In addition, our compensation expenses may increase in the future as compared to our historical expenses because of the costs associated with our existing and possible future incentive plans. These additional expenses could adversely affect our net income. The future expense will be dependent upon the number of share-based awards issued and the fair value of the options or shares of common stock at the date of the grant; however, they may be significant. We will recognize expenses for restricted stock awards and stock options generally over the vesting period of awards made to recipients.

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

As of December 31, 2017, we had total long-term debt of $1.5 billion, including $1.0 billion outstanding under the 2024 senior notes and 2025 senior notes, and we had an unused borrowing base availability of $603.0 million under our revolving credit facility. On January 29, 2018, we issued $300.0 million aggregate principal amount of new 5.375% Senior Notes due 2025, which we refer to as the new 2025 notes, as additional notes under our existing indenture, and repaid $308.5 million of our outstanding borrowings under the revolving credit facility with the net proceeds from the issuance of our new 2025 notes. Immediately following the issuance of the new 2025 notes and the application of our net proceeds thereof, we had total long-term debt of $1.39 billion (including $1.3 billion attributable to all of our outstanding senior notes), our borrowing base remained $1.8 billion (as the lenders waived the borrowing base decrease under our revolving credit facility in connection with the issuance of the new 2025 notes), our elected commitment was $1.0 billion, and we had $911.4 million of available borrowing capacity under our revolving credit facility. As of December 31, 2017, Viper, one of our subsidiaries, had $93.5 million in outstanding borrowings, and $306.5 million available for borrowing, under its revolving credit facility. We may in the future incur significant additional indebtedness under our revolving credit facility or otherwise in order to make acquisitions, to develop our properties or for other purposes. Our level of indebtedness could have important consequences to you and affect our operations in several ways, including the following:

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

Our revolving credit facility and the indentures governing our outstanding senior notes contain, and the terms of any future indebtedness may contain, restrictive covenants that limit our ability to, among other things:

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

In connection with the closing of Viper’s initial public offering on June 23, 2014, we entered into an amendment to our revolving credit facility, which modified certain provisions of our revolving credit facility to allow us, among other things, to designate one or more of our subsidiaries as “unrestricted subsidiaries” that are not subject to certain restrictions contained in the revolving credit facility. Under the amended revolving credit facility, we designated Viper, the general partner and Viper’s subsidiary as unrestricted subsidiaries, and upon such designation, they were automatically released from any and all obligations under the amended revolving credit facility, including the related guaranty, and all liens on the assets of, and the equity interests in, Viper, the general partner and Viper’s subsidiary under the amended revolving credit facility were automatically released. Further Viper, the general partner and Viper’s subsidiaries, Viper Energy Partners LLC and Rattler Midstream LLC (formerly known as White Fang Energy LLC), are designated as unrestricted subsidiaries under the indentures governing our outstanding senior notes.

We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants contained in our revolving credit facility and the indentures governing our senior notes. In addition, our revolving credit facility requires us to maintain certain financial ratios and tests. The requirement that we comply with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures or withstand a continuing or future downturn in our business.

A breach of any of these restrictive covenants could result in default under our revolving credit facility. If default occurs, the lenders under our revolving credit facility may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, which would result in an event of default under the indentures governing our senior notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders under our revolving credit facility will also have the right to proceed against the collateral granted to them to secure the indebtedness. If the indebtedness under our revolving credit facility and our senior notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness.

Any significant reduction in our borrowing base under our revolving credit facility as a result of the periodic borrowing base redeterminations or otherwise may negatively impact our ability to fund our operations, and we may not have sufficient funds to repay borrowings under our revolving credit facility if required as a result of a borrowing base redetermination.

Availability under our revolving credit facility is currently subject to a borrowing base of $1.8 billion, of which we have elected a commitment amount of $1.0 billion. The borrowing base is subject to scheduled annual and other elective collateral borrowing base redeterminations based on our oil and natural gas reserves and other factors. As of December 31, 2017, we had $397.0 million borrowings outstanding under our revolving credit facility. Our weighted average interest rate on borrowings under our revolving credit facility was 2.97% on December 31, 2017. On January 29, 2018, we repaid $308.5 million of our outstanding borrowings under the revolving credit facility with the net proceeds from the issuance of our new 2025 notes. Immediately following the issuance of the new 2025 notes and the application of our net proceeds thereof, our borrowing base remained $1.8 billion (as the lenders waived the borrowing base decrease under our revolving credit facility in connection with the issuance of the new 2025 notes), our elected commitment was $1.0 billion, and we had $911.4 million of available borrowing capacity under our revolving credit facility. We expect to borrow under our revolving credit facility in the future. Any significant reduction in our borrowing base as a result of such borrowing base redeterminations or otherwise may negatively impact our liquidity and our ability to fund our operations and, as a result, may have a material adverse effect on our financial position, results of operation and cash flow. Further if, the outstanding borrowings under our revolving credit facility were to exceed the borrowing base as a result of any such redetermination, we would be required to repay the excess. We may not have sufficient funds to make such repayments. If we do not have sufficient funds and we are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

Servicing our indebtedness requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial indebtedness.

Our ability to make scheduled payments of the principal, to pay interest on or to refinance our indebtedness, including our senior notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. However, we cannot assure you that undertaking alternative financing plans, if necessary, would allow us to meet our debt obligations. In the absence of such cash flows, we could have substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. Our revolving credit facility and the indentures governing our senior notes restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and have an adverse effect on our financial condition.

We may still be able to incur substantial additional indebtedness in the future, which could further exacerbate the risks that we and our subsidiaries face.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of our revolving credit facility and the indentures governing our senior notes restrict, but in each case do not completely prohibit, us from doing so. As of December 31, 2017, our borrowing base under our revolving credit facility was set at $1.8 billion, of which we have elected a commitment amount of $1.0 billion and we had $397.0 million outstanding borrowings under this facility. As of December 31, 2017, Viper had $93.5 million in outstanding borrowings, and $306.5 million available for borrowing, under its revolving credit facility. Further, the indentures governing the senior notes allow us to issue additional notes under certain circumstances which will also be guaranteed by the guarantors. The indentures governing the senior notes also allow us to incur certain other additional secured debt and allows us to have subsidiaries that do not guarantee the senior notes and which may incur additional debt, which would be structurally senior to the senior notes. In addition, the indentures governing the senior notes do not prevent us from incurring other liabilities that do not constitute indebtedness. If we or a guarantor incur any additional indebtedness that ranks equally with the senior notes (or with the guarantees thereof), including additional unsecured indebtedness or trade payables, the holders of that indebtedness will be entitled to share ratably with holders of the senior notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us or a guarantor. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

Our earnings are exposed to interest rate risk associated with borrowings under our revolving credit facility. The terms of our revolving credit facility provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.25% to 1.25% in the case of the alternative base rate and from 1.25% to 2.25% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. As of December 31, 2017, we had $397.0 million borrowings outstanding under our revolving credit facility. Our weighted average interest rate on borrowings under our revolving credit facility was 2.97% on December 31, 2017. Viper’s weighted average interest rate on borrowings from its revolving credit facility was 3.19% during the year ended December 31, 2017. As of December 31, 2017, Viper had $93.5 million in outstanding borrowings, and $306.5 million available for borrowing, under its revolving credit facility. If interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Common Stock

The corporate opportunity provisions in our certificate of incorporation could enable affiliates of ours to benefit from corporate opportunities that might otherwise be available to us.

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

In the past, we have engaged in transactions with affiliated companies and may do so again in the future. These transactions, and the resolution of any conflicts that may arise in connection with such related party transactions, including pricing, duration or other terms of service, may not always be in our or our stockholders’ best interests.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, the sale of such shares, or the perception that such sales may occur, could impair our ability to raise capital through the sale of additional common or preferred stock. Except for any shares purchased by our affiliates, all of the shares of common stock sold in our initial public offering and our subsequent equity offerings are freely tradable. In the event that one or more of our stockholders sells a substantial amount of our common stock in the public market, or the market perceives that such sales may occur, the price of our stock could decline.

The declaration of dividends on our common stock is within the discretion of our board of directors based upon a review of relevant considerations, and there is no guarantee that we will pay any dividends in the future or at levels anticipated by our stockholders.
On February 13, 2018, we announced that we are initiating an annual cash dividend in the amount of $0.50 per share of our common stock payable quarterly beginning with the first quarter of 2018. The decision to pay this first dividend or any future dividends, however, is solely within the discretion of, and subject to approval by, our board of directors. Our board of directors’ determination with respect to any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the board deems relevant at the time of such determination. Based on its evaluation of these factors, the board of directors may determine not to declare a dividend, or declare dividends at rates that are less than currently anticipated, either of which could reduce returns to our stockholders.
A change of control could limit our use of net operating losses.

As of December 31, 2017, we had a net operating loss, or NOL, carry forward of approximately $357.0 million for federal income tax purposes. If we were to experience an “ownership change,” as determined under Section 382 of the Code, our ability to offset taxable income arising after the ownership change with NOLs generated prior to the ownership change would be limited, possibly substantially. In general, an ownership change would establish an annual limitation on the amount of our pre-change NOLs we could utilize to offset our taxable income in any future taxable year to an amount generally equal to the value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate. In general, an ownership change will occur if there is a cumulative increase in our ownership of more than 50 percentage points by one or more “5% shareholders” (as defined in the Internal Revenue Code) at any time during a rolling three-year period.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock
Our common stock is listed on the Nasdaq Global Select Market under the symbol “FANG”.

The following table sets forth the range of high and low sales prices of our common stock for the periods presented:

	High	Low
2017
1st Quarter	$114.00	$96.05
2nd Quarter	$108.17	$83.22
3rd Quarter	$98.36	$82.77
4th Quarter	$127.45	$95.69
2016
1st Quarter	$79.87	$55.48
2nd Quarter	$96.01	$73.12
3rd Quarter	$99.69	$83.90
4th Quarter	$113.23	$88.74

Holders of Record
There were nine holders of record of our common stock on February 9, 2018.

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

On February 13, 2018, we announced that we are initiating an annual cash dividend in the amount of $0.50 per share of our common stock payable quarterly beginning with the first quarter of 2018. The decision to pay this first dividend or any future dividends, however, is solely within the discretion of, and subject to approval by, our board of directors. Our board of directors’ determination with respect to any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the board deems relevant at the time of such determination.

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

Presented below is our historical financial data for the periods and as of the dates indicated. The historical financial data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The historical financial data for the year ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013 are derived from our audited financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except per share amounts)	2017	2016	2015	2014	2013
Statements of Operations Data:
Total revenues	$1,205,111	$527,107	$446,733	$495,718	$208,002
Total costs and expenses	600,091	595,724	1,187,002	283,048	112,808
Income (loss) from operations	605,020	(68,617)	(740,269)	212,670	95,194
Other income (expense)	(107,831)	(96,099)	(8,831)	92,286	(8,853)
Income (loss) before income taxes	497,189	(164,716)	(749,100)	304,956	86,341
Provision for (benefit from) income taxes	(19,568)	192	(201,310)	108,985	31,754
Net income (loss)	516,757	(164,908)	(547,790)	195,971	54,587
Less: Net income attributable to non-controlling interest	34,496	126	2,838	2,216	—
Net income (loss) attributable to Diamondback Energy, Inc.	$482,261	$(165,034)	$(550,628)	$193,755	$54,587
Earnings per common share
Basic	$4.95	$(2.20)	$(8.74)	$3.67	$1.30
Diluted	$4.94	$(2.20)	$(8.74)	$3.64	$1.29
Weighted average common shares outstanding
Basic	97,458	75,077	63,019	52,826	42,015
Diluted	97,688	75,077	63,019	53,297	42,255

	As of December 31,
(In thousands)	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents	$112,446	$1,666,574	$20,115	$30,183	$15,555
Net property and equipment	7,343,617	3,390,857	2,597,625	2,791,807	1,446,337
Total assets	7,770,985	5,349,680	2,750,719	3,095,481	1,521,614
Current liabilities	577,428	209,342	141,421	266,729	121,320
Long-term debt	1,477,347	1,105,912	487,807	673,500	460,000
Total stockholders’/ members’ equity(1)	5,254,860	3,697,462	1,875,972	1,751,011	845,541
Total equity	5,581,737	4,018,292	2,108,973	1,985,213	—

	Year Ended December 31,
(In thousands)	2017	2016	2015	2014	2013
Other Financial Data:
Net cash provided by operating activities	$888,625	$332,080	$416,501	$356,389	$155,777
Net cash used in investing activities	(3,132,282)	(1,310,242)	(895,050)	(1,481,997)	(940,140)
Net cash provided by financing activities	689,529	2,624,621	468,481	1,140,236	773,560

	Year Ended December 31,
(In thousands)	2017	2016	2015	2014	2013
Consolidated Adjusted EBITDA(2)	$928,039	$387,535	$449,245	$398,334	$157,604

(1)
For the years ended December 31, 2017, 2016, 2015 and 2014, total stockholders’ equity excludes $326.9 million, $320.8 million, $233.0 million and $234.2 million, respectively, of non-controlling interest related to Viper Energy Partners LP. There was no equity related to non-controlling interest for the year ended December 31, 2013.

(2)
Consolidated Adjusted EBITDA is a supplemental non-GAAP financial measure. For our definition of Consolidated Adjusted EBITDA and a reconciliation of Consolidated Adjusted EBITDA to net income (loss) see “–Non-GAAP financial measure and reconciliation” below.

Non-GAAP financial measure and reconciliation

Consolidated Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We define Consolidated Adjusted EBITDA as net income (loss) plus net non-cash (gain) loss on derivative instruments, net interest expense, depreciation, depletion and amortization expense, impairment of oil and natural gas properties, non-cash equity-based compensation expense, capitalized equity-based compensation expense, asset retirement obligation accretion expense, loss on extinguishment of debt, income tax (benefit) provision and non-controlling interest in net (income) loss. Consolidated Adjusted EBITDA is not a measure of net income (loss) as determined by GAAP. Management believes Consolidated Adjusted EBITDA is useful because it allows it to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We add the items listed above to net income (loss) in arriving at Consolidated Adjusted EBITDA because these amounts can vary substantially from company to company within our industry depending upon accounting methods and book values of assets, capital structures and the method by which the assets were acquired. Consolidated Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP or as an indicator of our operating performance or liquidity. Certain items excluded from Consolidated Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Consolidated Adjusted EBITDA. Our computations of Consolidated Adjusted EBITDA may not be comparable to other similarly titled measure of other companies or to such measure in our revolving credit facility or any of our other contracts.

The following presents a reconciliation of the non-GAAP financial measure of Consolidated Adjusted EBITDA to the GAAP financial measure of net income (loss).

	Year Ended December 31,
(In thousands)	2017	2016	2015	2014	2013
Net income (loss)	$516,757	$(164,908)	$(547,790)	$195,971	$54,587
Non-cash (gain) loss on derivative instruments, net	84,240	26,522	112,918	(117,109)	(5,346)
Interest expense, net	40,554	40,684	41,510	34,515	8,059
Depreciation, depletion and amortization	326,759	178,015	217,697	170,005	66,597
Impairment of oil and natural gas properties	—	245,536	814,798	—	—
Non-cash equity-based compensation expense	34,178	33,532	24,572	14,253	2,724
Capitalized equity-based compensation expense	(8,641)	(7,079)	(6,043)	(4,437)	(972)
Asset retirement obligation accretion expense	1,391	1,064	833	467	201
Loss on extinguishment of debt	—	33,134	—	—	—
Income tax (benefit) provision	(19,568)	192	(201,310)	108,985	31,754
Non-controlling interest in net (income) loss	(47,631)	843	(7,940)	(4,316)	—
Consolidated Adjusted EBITDA	$928,039	$387,535	$449,245	$398,334	$157,604

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

The following table sets forth our production data for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
Oil (MBbls)	74%	73%	75%
Natural gas (MMcf)	12%	11%	11%
Natural gas liquids (MBbls)	14%	16%	14%
	100%	100%	100%

On December 31, 2017, our acreage position in the Permian Basin was approximately 246,012 gross (206,660 net) acres, which consisted of approximately 117,586 gross (101,941 net) acres in the Northern Midland Basin and approximately 128,426 gross (104,719 net) acres in the Southern Delaware Basin.

2017 Transactions and Recent Developments

Our Delaware Basin Acquisition

On February 28, 2017, we completed an acquisition of oil and natural gas properties, midstream assets and other related assets in the Delaware Basin for an aggregate purchase price consisting of $1.74 billion in cash and 7.69 million shares of our common stock, of which approximately 1.15 million shares were placed in an indemnity escrow. This transaction included the acquisition of (i) approximately 100,306 gross (80,339 net) acres primarily in Pecos and Reeves counties for approximately $2.5 billion and (ii) midstream assets for approximately $47.6 million. We used the net proceeds from our December 2016 equity offering, net proceeds from our December 2016 debt offering, cash on hand and other financing sources to fund the cash portion of the purchase price for this acquisition.

New Senior Notes

On January 29, 2018, we issued $300.0 million aggregate principal amount of new 2025 notes as additional notes under our existing indenture, dated as of December 20, 2016, as supplemented, among us, subsidiary guarantors party thereto and Wells Fargo, as trustee, under which we previously issued $500.0 million aggregate principal amount of our existing 5.375% Senior Notes due 2025. We received approximately $308.4 million in net proceeds, after deducting the initial purchaser’s discount and our estimated offering expenses, but disregarding accrued interest, from the issuance of the new 2025 notes. We used the net proceeds from the issuance of the new 2025 notes to repay a portion of the outstanding borrowings under our revolving credit facility.

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
In July 2017, Viper completed an underwritten public offering of 16,100,000 common units, which included 2,100,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. In this offering, we purchased 700,000 common units, an affiliate of the General Partner purchased 3,000,000 common units and certain officers and directors of our Company and the General Partner purchased an aggregate of 114,000 common units, in each case directly from the underwriters. Following this offering, we had an approximate 64% limited partner interest in Viper. Viper received net proceeds from this offering of approximately $232.5 million, after deducting underwriting discounts and commissions and estimated offering expenses, of which Viper used $152.8 million to repay all of the then-outstanding borrowings under Viper’s revolving credit facility and the balance was used to fund a portion of the purchase price for acquisitions and for general partnership purposes.
Operational Update

We are operating ten rigs now and currently intend to operate between ten and twelve drilling rigs in 2018 across our asset base in the Midland and Delaware Basins. We plan to operate six to seven of these rigs in the Midland Basin targeting horizontal development of the Wolfcamp and Spraberry formations, with four to five rigs are expected to operate in the Delaware Basin targeting the Wolfcamp and Bone Spring formations.

In the Midland Basin, we continue have positive results across our core development areas located within Midland, Martin, Howard, Glasscock and Andrews counties, where development has primarily focused on drilling long-lateral, multi-well pads targeting the Spraberry and Wolfcamp formations. We are currently operating six rigs on the acreage and expect to average approximately six to eight operated rigs in 2018.

In the Delaware Basin, we have now drilled and completed multiple wells in Pecos, Reeves and Ward counties targeting the Wolfcamp A, which we believe has been de-risked across a significant portion of our total acreage position and remains our primary development target. Additionally, we have successfully completed additional wells targeting such zones as the Wolfcamp B and 2nd Bone Spring, and expect to test these zones further in 2018. We are currently operating four rigs in the Delaware Basin and plan to average approximately four to five rigs in 2018.

We continue to focus on low cost operations and best in class execution. In doing so, we are focused on controlling oilfield service costs as our service providers seek to increase pricing following continued strength in the oil market. To combat rising service costs, we have looked to lock in pricing for dedicated activity levels and will continue to seek opportunities to control additional well cost where possible. Our 2018 drilling and completion budget accounts for rising capital costs that we believe will cover potential increases in our service costs during the year.

2018 Capital Budget

We have currently budgeted a 2018 total capital spend of $1.3 billion to $1.5 billion, consisting of $1.175 billion to $1.325 billion for horizontal drilling and completions including non-operated activity and $125.0 million to $175.0 million for infrastructure and other expenditures, but excluding the cost of any leasehold and mineral interest acquisitions. We expect to drill and complete 170 to 190 gross horizontal wells in 2018.

Operating Results Overview

The following table summarizes our average daily production for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Oil (Bbls)/d	58,678	31,590	24,880
Natural Gas (Mcf)/d	56,602	29,313	21,729
Natural Gas Liquids (Bbls)/d	11,112	6,556	4,596
Total average production per day	79,224	43,031	33,098

Our average daily production for the year ended December 31, 2017 as compared to the year ended December 31, 2016 increased by 36,193 BOE/d, or 84%.

During the year ended December 31, 2017, we drilled 150 gross (130 net) horizontal wells and participated in the drilling of 16 gross (two net) non-operated horizontal wells in the Permian Basin.

Reserves and pricing

Ryder Scott prepared estimates of our proved reserves at December 31, 2017, 2016 and 2015 (which include estimated proved reserves attributable to Viper). The prices used to estimate proved reserves for all periods did not give effect to derivative transactions, were held constant throughout the life of the properties and have been adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.

	2017	2016	2015
Estimated Net Proved Reserves:
Oil (MBbls)	233,181	139,174	105,979
Natural gas (MMcf)	285,369	174,896	149,503
Natural gas liquids (MBbls)	54,610	37,134	26,004
Total (MBOE)	335,352	205,458	156,899

	Unweighted Arithmetic Average
	First-Day-of-the-Month Prices
	2017	2016	2015
Oil (per Bbl)	$48.03	$39.94	$45.07
Natural gas (per Mcf)	$2.06	$1.36	$1.83
Natural gas liquids (per Bbl)	$20.79	$12.91	$12.56

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

The following table presents the sources of our revenues for the years presented:

	Year Ended December 31,
	2017	2016	2015
Revenues
Oil sales	88%	89%	91%
Natural gas sales	4%	4%	4%
Natural gas liquid sales	8%	7%	5%
	100%	100%	100%

Since our production consists primarily of oil, our revenues are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas liquids or natural gas prices. Oil, natural gas liquids and natural gas prices have historically been volatile. During 2017, WTI posted prices ranged from $42.48 to $60.46 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.44 to $3.71 per MMBtu. On December 29, 2017, the WTI posted price for crude oil was $60.46 per Bbl and the Henry Hub spot market price of natural gas was $3.69 per MMBtu. Lower prices may not only decrease our revenues, but also potentially the amount of oil and natural gas that we can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be determined at the discretion of our lenders.

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

Midstream services expense. These are costs incurred to operate and maintain our oil and natural gas gathering and transportation systems, natural gas lift, compression infrastructure and water transportation facilities.

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

Results of Operations

The following table sets forth selected historical operating data for the periods indicated.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Revenues
Oil, natural gas liquids and natural gas	$1,186,275	$527,107	$446,733
Lease bonus	11,764	—	—
Midstream services	7,072	—	—
Total revenues	1,205,111	527,107	446,733
Operating expenses
Lease operating expenses	126,524	82,428	82,625
Production and ad valorem taxes	73,505	34,456	32,990
Gathering and transportation	12,834	11,606	6,091
Midstream services	10,409	—	—
Depreciation, depletion and amortization	326,759	178,015	217,697
Impairment of oil and natural gas properties	—	245,536	814,798
General and administrative expenses	48,669	42,619	31,968
Asset retirement obligation accretion	1,391	1,064	833
Total expenses	600,091	595,724	1,187,002
Income (loss) from operations	605,020	(68,617)	(740,269)
Interest expense, net	(40,554)	(40,684)	(41,510)
Other income, net	10,235	3,064	728
Gain (loss) on derivative instruments, net	(77,512)	(25,345)	31,951
Loss on extinguishment of debt	—	(33,134)	—
Total other expense, net	(107,831)	(96,099)	(8,831)
Income (loss) before income taxes	497,189	(164,716)	(749,100)
Provision for (benefit from) income taxes	(19,568)	192	(201,310)
Net income (loss)	516,757	(164,908)	(547,790)
Net income attributable to non-controlling interest	34,496	126	2,838
Net income (loss) attributable to Diamondback Energy, Inc.	$482,261	$(165,034)	$(550,628)

	Year Ended December 31,
	2017	2016	2015
Production Data:
Oil (MBbls)	21,418	11,562	9,081
Natural gas (MMcf)	20,660	10,728	7,931
Natural gas liquids (MBbls)	4,056	2,399	1,678
Combined volumes (MBOE)	28,917	15,749	12,081
Daily combined volumes (BOE/d)	79,224	43,031	33,098

Average Prices:
Oil (per Bbl)	$48.75	$40.70	$44.68
Natural gas (per Mcf)	2.53	2.10	2.47
Natural gas liquids (per Bbl)	22.20	14.20	12.77
Combined (per BOE)	41.02	33.47	36.98
Oil, hedged ($ per Bbl)(1)	48.94	40.80	60.63
Natural gas, hedged ($ per MMbtu)(1)	2.65	2.06	2.47
Average price, hedged ($ per BOE)(1)	41.26	33.54	48.97

Average Costs per BOE:
Lease operating expense	$4.38	$5.23	$6.84
Production and ad valorem taxes	2.54	2.19	2.73
Gathering and transportation expense	0.44	0.74	0.50
General and administrative - cash component	0.80	1.03	1.11
Total operating expense - cash	$8.16	$9.19	$11.18

General and administrative - non-cash component	$0.88	$1.68	$1.54
Depreciation, depletion and amortization	11.30	11.30	18.02
Interest expense	1.40	2.58	3.44
Total expenses	$13.58	$15.56	$23.00

Average realized oil price ($/Bbl)	$48.75	$40.70	$44.68
Average NYMEX ($/Bbl)	$50.80	$43.29	$48.66
Differential to NYMEX	$(2.05)	$(2.59)	$(3.98)
Average realized oil price to NYMEX	96%	94%	92%

Average realized natural gas price ($/Mcf)	$2.53	$2.10	$2.47
Average NYMEX ($/Mcf)	$2.99	$2.52	$2.62
Differential to NYMEX	$(0.46)	$(0.42)	$(0.15)
Average realized natural gas price to NYMEX	85%	83%	94%

Average realized natural gas liquids price ($/Bbl)	$22.20	$14.20	$12.77
Average NYMEX oil price ($/Bbl)	$50.80	$43.29	$48.66
Average realized natural gas liquids price to NYMEX oil price	44%	33%	26%

(1)
Hedged prices reflect the effect of our commodity derivative transactions on our average sales prices. Our calculation of such effects include realized gains and losses on cash settlements for commodity derivatives, which we do not designate for hedge accounting.

Comparison of the Years Ended December 31, 2017 and 2016

Oil, Natural Gas Liquids and Natural Gas Revenues. Our oil, natural gas liquids and natural gas revenues increased by approximately $659.2 million, or 125%, to $1.2 billion for the year ended December 31, 2017 from $527.1 million for the year ended December 31, 2016. Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 36,193 BOE/d to 79,224 BOE/d during the year ended December 31, 2017 from 43,031 BOE/d during the year ended December 31, 2016. The total increase in revenue of approximately $659.2 million is attributable to higher oil, natural gas liquids and natural gas production volumes and higher average sales prices for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increases in production volumes were due to a combination of increased drilling activity and growth through acquisitions. Our production increased by 9,856 MBbls of oil, 1,656 MBbls of natural gas liquids and 9,931 MMcf of natural gas for the year ended December 31, 2017 as compared to the year ended December 31, 2016.

The net dollar effect of the increases in prices of approximately $213.7 million (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas liquids and natural gas) and the net dollar effect of the increase in production of approximately $445.4 million (calculated as the increase in period-to-period volumes for oil, natural gas liquids and natural gas multiplied by the period average prices) are shown below.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$8.05	21,418	$172,403
Natural gas liquids	$8.00	4,056	$32,446
Natural gas	$0.43	20,660	$8,884
Total revenues due to change in price			$213,733

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	9,856	$40.70	$401,080
Natural gas liquids	1,656	$14.20	$23,521
Natural gas	9,931	$2.10	$20,834
Total revenues due to change in production volumes			$445,435
Total change in revenues			$659,168

(1)	Production volumes are presented in MBbls for oil and natural gas liquids and MMcf for natural gas.

Lease Bonus Revenue. Lease bonus revenue was $11.8 million for the year ended December 31, 2017, $2.8 million of which was attributable to lease bonus payments to extend the term of seven leases, reflecting an average bonus of $3,442 per acre and the remaining $9.1 million was attributable to lease bonus payments on three new leases, reflecting an average bonus of $14,320 per acre. We had no lease bonus revenue for the year ended December 31, 2016.

Midstream Services Revenue. Midstream services revenue was $7.1 million for the year ended December 31, 2017. We had no midstream services revenue for the year ended December 31, 2016. Our midstream services revenue represents fees charged to our joint interest owners and third parties for the transportation of oil and natural gas along with water gathering and related disposal facilities. These assets complement our operations in areas where we have significant production.

Lease Operating Expenses. Lease operating expenses were $126.5 million ($4.38 per BOE) for the year ended December 31, 2017, an increase of $44.1 million from $82.4 million ($5.23 per BOE) for the year ended December 31, 2016. The increase in lease operating expense was due to an increase of 234 producing wells compared to 2016. This increase was  offset by higher production volumes which resulted in a decrease in lease operating expense per BOE.

Production and Ad Valorem Taxes. Production and ad valorem taxes increased to $73.5 million for the year ended December 31, 2017 from $34.5 million for the year ended December 31, 2016. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, whereas production taxes are based upon current year commodity prices. The increase in production and ad valorem taxes during the year ended December 31, 2017 as compared to 2016 was primarily due to an increase in our production taxes as a result of increased commodity prices and volumes.

Midstream Services Expense. Midstream services expense was $10.4 million for the year ended December 31, 2017. We had no midstream services expense for the year ended December 31, 2016. Midstream services expense represents costs incurred to operate and maintain our oil and natural gas gathering and transportation systems, natural gas lift, compression infrastructure and water transportation facilities.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $148.7 million, or 84%, from $178.0 million for the year ended December 31, 2016 to $326.8 million for the year ended December 31, 2017.

The following table provides components of our depreciation, depletion and amortization expense for the periods presented:

	Year Ended December 31,
	2017	2016
	(in thousands, except BOE amounts)
Depletion of proved oil and natural gas properties	$321,870	$176,369
Depreciation of midstream assets	3,451	252
Depreciation of other property and equipment	1,438	1,394
Depreciation, depletion and amortization expense	$326,759	$178,015
Oil and natural gas properties depreciation, depletion and amortization expense per BOE	$11.11	$11.23
Total depreciation, depletion and amortization expense per BOE	$11.30	$11.30

The increase in depletion of proved oil and natural gas properties of $145.5 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016 resulted primarily from higher production levels and an increase in net book value on new reserves added.

Impairment of Oil and Natural Gas Properties. During the year ended December 31, 2016, we recorded an impairment of oil and gas properties of $245.5 million as a result of the significant decline in commodity prices, which resulted in a reduction of the discounted present value of our proved oil and natural gas reserves. We did not record an impairment of oil and natural gas properties during the year ended December 31, 2017.

General and Administrative Expenses. General and administrative expenses increased $6.1 million from $42.6 million for the year ended December 31, 2016 to $48.7 million for the year ended December 31, 2017. The increase was due to an increase in salaries and benefits expense as a result of an increase in workforce.

Net Interest Expense. Net interest expense for the year ended December 31, 2017 was $40.6 million as compared to $40.7 million for the year ended December 31, 2016, a decrease of $0.1 million. This decrease was due primarily to the issuance in October 2016 of new senior notes due 2024 with a lower interest rate than the senior notes which we redeemed in the fourth quarter of 2016 partially offset by the interest on the additional senior notes due in 2025 that we issued in December 2016.

Gain (Loss) on Derivative Instruments, Net. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.” For the years ended December 31, 2017 and 2016, we had a cash gain on settlement of derivative instruments of $6.7 million and $1.2 million, respectively. For the year ended December 31, 2017 and 2016, we had a negative change in the fair value of open derivative instruments of $84.2 million and $26.5 million, respectively.

Provision for (Benefit from) Income Taxes. We recorded an income tax benefit of $19.6 million for the year ended December 31, 2017 as compared to an income tax provision of $0.2 million for the year ended December 31, 2016. Our effective tax rate was (3.9)% for the year ended December 31, 2017 as compared to (0.1)% for the year ended December 31, 2016. The change in our income tax provision for the year ended December 31, 2017 as compared to the year ended December 31, 2016 is primarily due to the reduction in our valuation allowance against deferred tax assets, as well as the favorable impact of the reduction in the federal statutory tax rate enacted in December 2017. While we generated positive pre-tax income from continuing operations in 2017, our 2017 effective tax rate was negative due to the income tax benefit generated by these items.

Comparison of the Years Ended December 31, 2016 and 2015

Oil, Natural Gas Liquids and Natural Gas Revenues. Our oil, natural gas liquids and natural gas revenues increased by approximately $80.4 million, or 18%, to $527.1 million for the year ended December 31, 2016 from $446.7 million for the year ended December 31, 2015. Our revenues are a function of oil, natural gas liquids and natural gas production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 9,933 BOE/d to 43,031 BOE/d during the year ended December 31, 2016 from 33,098 BOE/d during the year ended December 31, 2015. The total increase in revenue of approximately $80.4 million is largely attributable to higher oil, natural gas liquids and natural gas production volumes partially offset by lower average sales prices for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increases in production volumes were due to a combination of increased drilling activity and growth through acquisitions. Our production increased by 2,481 MBbls of oil, 722 MBbls of natural gas liquids and 2,797 MMcf of natural gas for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

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

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$(3.98)	11,562	$(46,031)
Natural gas liquids	$1.43	2,399	$3,431
Natural gas	$(0.37)	10,728	$(3,970)
Total revenues due to change in price			$(46,570)

	Change in production volumes(1)	Prior period average prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	2,481	$44.68	$110,815
Natural gas liquids	722	$12.77	$9,219
Natural gas	2,797	$2.47	$6,910
Total revenues due to change in production volumes			$126,944
Total change in revenues			$80,374

(1)	Production volumes are presented in MBbls for oil and natural gas liquids and MMcf for natural gas.

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

The following table provides components of our depreciation, depletion and amortization expense for the periods presented:

	Year Ended December 31,
	2016	2015
	(in thousands, except BOE amounts)
Depletion of proved oil and natural gas properties	$176,369	$216,056
Depreciation of midstream assets	252	239
Depreciation of other property and equipment	1,394	1,402
Depreciation, depletion and amortization expense	$178,015	$217,697
Oil and natural gas properties depreciation, depletion and amortization expense per BOE	$11.23	$17.84
Total depreciation, depletion and amortization expense per BOE	$11.30	$18.02

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

Net Interest Expense. Net interest expense for the year ended December 31, 2016 was $40.7 million as compared to $41.5 million for the year ended December 31, 2015, a decrease of $0.8 million. This decrease was due primarily to the lower average level of outstanding borrowings under our credit facility during 2016.

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

Provision for (Benefit from) Income Taxes. We recorded an income tax expense of $0.2 million for the year ended December 31, 2016 as compared to an income tax benefit of $201.3 million for the year ended December 31, 2015. Our effective tax rate was (0.1%) for the year ended December 31, 2016 as compared to 26.9% for the year ended December 31, 2015.

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

Liquidity and Cash Flow

Our cash flows for the years ended December 31, 2017, 2016 and 2015 are presented below:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$888,625	$332,080	$416,501
Net cash used in investing activities	(3,132,282)	(1,310,242)	(895,050)
Net cash provided by financing activities	$689,529	$2,624,621	$468,481
Net change in cash	$(1,554,128)	$1,646,459	$(10,068)

Operating Activities

Net cash provided by operating activities was $888.6 million for the year ended December 31, 2017 as compared to $332.1 million for the year ended December 31, 2016. The increase in operating cash flows is primarily the result of an increase in our oil and natural gas revenues due to an increase in average prices and production growth during the year ended December 31, 2017.

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

Investing Activities

The purchase and development of oil and natural gas properties accounted for the majority of our cash outlays for investing activities. We used cash for investing activities of $3.1 billion, $1.3 billion and $895.1 million during the years ended December 31, 2017, 2016 and 2015, respectively.

During the year ended December 31, 2017, we spent (a) $860.7 million on capital expenditures in conjunction with our drilling program, in which we drilled 150 gross (130 net) horizontal wells and participated in the drilling of 16 gross (two net) non-operated wells, (b) $68.1 million on additions to midstream assets, (c) $407.5 million for the acquisition of mineral interests, (d) $1,960.6 million on leasehold acquisitions, (e) $50.3 million for the acquisition of midstream assets and (f) $22.8 million for the purchase of other property and equipment.

During the year ended December 31, 2016, we spent (a) $364.3 million on capital expenditures in conjunction with our drilling program, in which we drilled 73 gross (61 net) horizontal wells and two gross (one net) vertical wells and participated in the drilling of 19 gross (five net) non-operated wells, (b) $611.3 million on leasehold acquisitions, (c) $205.7 million on royalty interest acquisitions, (d) $9.9 million for the purchase of other property and equipment and (e) $121.4 million was placed in escrow as a deposit under the purchase agreement for oil and natural gas assets located in Pecos and Reeves counties in Texas.

During the year ended December 31, 2015, we spent (a) $419.5 million on capital expenditures in conjunction with our drilling program, in which we drilled 64 gross (54 net) horizontal wells and four gross (three net) vertical wells and participated in the drilling of 15 gross (six net) non-operated wells, (b) $437.5 million on leasehold acquisitions, (c) $43.9 million on royalty interest acquisitions and (d) $1.2 million for the purchase of other property and equipment.

Our investing activities for the years ended December 31, 2017, 2016 and 2015 are summarized in the following table:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Drilling, completion and infrastructure	$(860,738)	$(363,087)	$(419,512)
Additions to midstream assets	(68,139)	(1,188)	—
Acquisition of leasehold interests	(1,960,591)	(611,280)	(437,455)
Acquisition of mineral interests	(407,450)	(205,721)	(43,907)
Acquisition of midstream assets	(50,279)	—	—
Purchase of other property and equipment	(22,779)	(9,891)	(1,213)
Proceeds from sale of property and equipment	65,656	4,661	9,739
Funds held in escrow	104,087	(121,391)	—
Equity investments	(188)	(2,345)	(2,702)
Net cash used in investing activities	$(3,200,421)	$(1,310,242)	$(895,050)

Financing Activities

Net cash provided by financing activities for the years ended December 31, 2017, 2016 and 2015 was $689.5 million, $2.6 billion and $468.5 million, respectively.

During the year ended December 31, 2017, the amount provided by financing activities was primarily attributable to proceeds from Viper’s January and July 2017 equity offerings of $370.3 million as well as borrowings net of repayments of $370.0 million partially offset by distributions to non-controlling interests of $41.4 million.

During the year ended December 31, 2016, the amount provided by financing activities was primarily attributable to the aggregate proceeds of $2.1 billion from our January, July and December 2016 equity offerings partially offset by repayments of net borrowings of $75.0 million under our credit facility.

During the year ended December 31, 2015, the amount provided by financing activities was primarily attributable to the aggregate proceeds of $650.7 million from our January, May and August 2015 equity offerings of $650.7 million partially offset by repayments of net borrowings of $184.5 million under our credit facility.

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

2025 Senior Notes

On December 20, 2016, we issued $500.0 million in aggregate principal amount of 5.375% senior notes due 2025, which we refer to as the exiting 2025 notes, under an indenture (which, as may be amended or supplemented from time to time, is referred to as the 2025 Indenture) among us, the subsidiary guarantors party thereto and Wells Fargo, as the trustee. On July 27, 2017, we exchanged all of the existing 2025 notes for substantially identical notes in the same aggregate principal amount that were registered under the Securities Act.
On January 29, 2018, we issued $300.0 million aggregate principal amount of new 5.375% senior notes due 2025, which we refer to as the new 2025 notes, as additional notes under the 2025 Indenture. The new 2025 notes were issued in a transaction exempt from the registration requirements under the Securities Act. We refer to the new 2025 notes, together with the existing 2025 notes, as the 2025 senior notes. We received approximately $308.4 million in net proceeds, after deducting the initial purchaser’s discount and our estimated offering expenses, but disregarding accrued interest, from the issuance of the new 2025 notes. We used the net proceeds from the issuance of the new 2025 notes to repay a portion of the outstanding borrowings under our revolving credit facility.
The 2025 senior notes bear interest at a rate of 5.375% per annum, payable semi-annually, in arrears on May 31 and November 30 of each year and will mature on May 31, 2025. All of our existing and future restricted subsidiaries that guarantee our revolving credit facility or certain other debt guarantee the 2025 senior notes; provided, however, that the 2025 senior notes are not guaranteed by Viper, Viper Energy Partners GP LLC, Viper Energy Partners LLC or Rattler Midstream LLC, and will not be guaranteed by any of our future unrestricted subsidiaries.
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

Under a registration rights agreement executed in connection with the issuance of the new 2025 notes, we and our subsidiary guarantors agreed to file, subject to certain conditions, a registration statement relating to the new 2025 notes with the SEC pursuant to which we will either offer to exchange the new 2025 notes for registered notes with substantially identical terms or, in certain circumstances, register the resale of the new 2025 notes. Additional interest on the new 2025 notes may become payable if we do not comply with our obligations under the registration rights agreement relating to the new 2025 notes.
Second Amended and Restated Credit Facility

Our credit agreement dated November 1, 2013, as amended and restated, with a syndicate of banks, including Wells Fargo, as administrative agent, and its affiliate Wells Fargo Securities, LLC, as sole book runner and lead arranger, provides for a revolving credit facility in the maximum credit amount of $5.0 billion, subject to a borrowing base based on our oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be redetermined, under certain circumstances, annually with an effective date of May 1st, and, under certain circumstances, semi-annually with effective dates of May 1st and November 1st. In addition, we may request up to two additional redeterminations of the borrowing base during any 12-month period. As of December 31, 2017, the borrowing base was set at $1.8 billion, we had elected a commitment amount of $1.0 billion and we had borrowings of $397.0 million outstanding under the revolving credit facility. Of this amount, we repaid $308.5 million with the net proceeds from our issuance of the new 2025 notes on January 29, 2018. Immediately following the completion of the new 2025 notes offering and the application of our net proceeds thereof, our borrowing base remained $1.8 billion (as the lenders waived the borrowing base decrease under our revolving credit facility in connection with the issuance of the new 2025 notes), our elected commitment was $1.0 billion, and we had $911.4 million of available borrowing capacity under our revolving credit facility.

Diamondback O&G LLC is the borrower under our credit agreement. As of December 31, 2017, the credit agreement is guaranteed by us, Diamondback E&P LLC and Rattler Midstream LLC (formerly known as White Fang Energy LLC) and will also be guaranteed by any of our future subsidiaries that are classified as restricted subsidiaries under the credit agreement. The credit agreement is also secured by substantially all of our assets and the assets of Diamondback O&G LLC and the guarantors.
The outstanding borrowings under the credit agreement bear interest at a per annum rate elected by us that is equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.25% to 1.25% in the case of the alternative base rate and from 1.25% to 2.25% in the case of LIBOR, each of which applicable margin rates is increased by 0.25% per annum if the total debt to EBITDAX ratio is greater than 3.0 to 1.0. The applicable margin depends on the amount of loans and letters of credit outstanding in relation to the commitment, which is defined as the least of the maximum credit amount, the borrowing base and the elected commitment amount. We are obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the borrowing base, which fee is also dependent on the amount of loans and letters of credit outstanding in relation to the commitment. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be repaid (a) to the extent the loan amount exceeds the commitment or the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period), (b) in an amount equal to the net cash proceeds from the sale of property when a borrowing base deficiency or event of default exists under the credit agreement and (c) at the maturity date of November 1, 2022.

The credit agreement contains various affirmative, negative and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates and entering into certain swap agreements and require the maintenance of the financial ratios described below.

Financial Covenant	Required Ratio
Ratio of total debt to EBITDAX	Not greater than 3.0 to 1.0
Ratio of current assets to liabilities, as defined in the credit agreement	Not less than 1.0 to 1.0

The covenant prohibiting additional indebtedness, as amended in November 2017, allows for the issuance of unsecured debt in the form of senior or senior subordinated notes if no default would result from the incurrence of such debt after giving effect thereto and if, in connection with any such issuance, the borrowing base is reduced by 25% of the stated principal amount of each such issuance.
As of December 31, 2017, we were in compliance with all financial covenants under our revolving credit facility. The lenders may accelerate all of the indebtedness under our revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of our revolving credit facility generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

Viper’s Facility-Wells Fargo Bank

On July 8, 2014, Viper entered into a secured revolving credit agreement with Wells Fargo, as administrative agent, and Wells Fargo Securities, as sole book runner and lead arranger. The credit agreement, as amended, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base based on our oil and natural gas reserves and other factors (the “borrowing base”) of $400.0 million, subject to scheduled semi-annual and other elective borrowing base redeterminations. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, Viper may request up to three additional redeterminations of the borrowing base during any 12-month period. As of December 31, 2017, the borrowing base was set at $400.0 million, and Viper had $93.5 million of outstanding borrowings and $306.5 million available for future borrowings under its revolving credit facility.

The outstanding borrowings under the credit agreement bear interest at a per annum rate elected by Viper that is equal to an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.75% to 1.75% per annum in the case of the alternate base rate and from 1.75% to 2.75% per annum in the case of LIBOR, in each case depending on the amount of loans and letters of credit outstanding in relation to the commitment, which is defined as the lesser of the maximum credit amount and the borrowing base. Viper is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment, which fee is also dependent on the amount of loans and letters of credit outstanding in relation to the commitment. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be repaid (a) to the extent the loan amount exceeds the commitment or the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period), (b) in an amount equal to the net cash proceeds from the sale of property when a borrowing base deficiency or event of default exists under the credit agreement and (c) at the maturity date of November 1, 2022. The loan is secured by substantially all of Viper and its subsidiary’s assets.

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

The covenant prohibiting additional indebtedness allows for the issuance of unsecured debt of up to $400.0 million in the form of senior unsecured notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be repaid.

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

Capital Requirements and Sources of Liquidity

Our board of directors approved a 2018 capital budget for drilling and infrastructure of $1.3 billion to $1.5 billion, representing an increase of 60% over our 2017 capital budget. We estimate that, of these expenditures, approximately:

•
$1.175 billion to $1.325 billion will be spent on drilling and completing 170 to 190 gross (146 to 163 net) horizontal wells across our operated leasehold acreage in the Northern Midland and Southern Delaware Basins; and

•	$125.0 million to $175.0 million will be spent on infrastructure and other expenditures, excluding the cost of any leasehold and mineral interest acquisitions.

During the year ended December 31, 2017, our aggregate capital expenditures for drilling and infrastructure were $860.7 million. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted. During the year ended December 31, 2017, we spent approximately $2.0 billion on acquisitions of leasehold interests, primarily related to the Brigham Resources acquisition which closed on February 28, 2017.

The amount and timing of these capital expenditures are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. With recent improvement in oil prices, we are currently operating ten horizontal rigs and four completion crews. We will continue monitoring commodity prices and overall market conditions and can adjust our rig cadence up or down in response to changes in commodity prices and overall market conditions.

Based upon current oil and natural gas price and production expectations for 2018, we believe that our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our operations through year-end 2018. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. Further, our 2018 capital expenditure budget does not allocate any funds for leasehold and mineral interest acquisitions.

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

Contractual Obligations
The following table summarizes our contractual obligations and commitments as of December 31, 2017:

	Payments Due by Period
	2018	2019-2020	2021-2022	Thereafter	Total
	(in thousands)
Secured revolving credit facility(1)	$—	$—	$397,000	$—	$397,000
Interest expense related to the secured revolving credit facility	2,261	10,522	7,144	—	$19,927
Senior notes	—	—	—	1,000,000	$1,000,000
Interest expense related to the senior notes(2)	50,625	101,250	101,250	108,475	$361,600
Viper's secured revolving credit facility(1)	—	—	93,500	—	$93,500
Interest and commitment fees under Viper's credit agreement(3)	1,149	2,299	2,107	—	$5,555
Asset retirement obligations (4)	1,163	—	—	20,122	$21,285
Drilling commitments(5)	21,882	10,082	—	—	$31,964
Sand supply agreements	—	18,000	18,000	9,000	$45,000
Operating lease obligations(6)	3,581	6,234	4,648	7,973	$22,436
Fasken Center office building7)	99,000	—	—	—	$99,000
	$179,661	$148,387	$623,649	$1,145,570	$2,097,267

(1)
Includes the outstanding principal amount under the revolving credit facilities, the table does not include interest expense or other fees payable under this floating rate facility as we cannot predict the timing of future borrowings and repayments or interest rates to be charged.

(2)	Interest represents the scheduled cash payments on the senior notes.

(3)
Includes only the minimum amount of interest and commitment fees due which, as of December 31, 2017, includes a commitment fee equal to 0.375% per year of the unused portion of the borrowing base of Viper’s credit agreement.

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

(5)	Drilling commitments represent future minimum expenditure commitments for drilling rig services under contracts to which the Company was a party on December 31, 2017.

(6)	Operating lease obligations represent future commitments for building and vehicle leases.

(7)	Fasken Center office buildings represents the amount we paid on January 31, 2018 at the closing of this transaction. The Fasken building contains our corporate offices.

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

Revenue recognition

Oil and natural gas revenues are recorded when title passes to the purchaser, net of royalty interests, discounts and allowances, as applicable. We account for oil and natural gas production imbalances using the sales method, whereby a liability is recorded when our volumes exceed our estimated remaining recoverable reserves. No receivables are recorded for those wells where we have taken less than our ownership share of production. We did not have any gas imbalances as of December 31, 2017, 2016 and 2015. Revenues from oil and natural gas services are recognized as services are provided.

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

Derivatives

From time to time, we have used energy derivatives for the purpose of mitigating the risk resulting from fluctuations in the market price of crude oil and natural gas. We recognize all of our derivative instruments as either assets or liabilities at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further on the type of hedging relationship. None of our derivatives were designated as hedging instruments during the years ended December 31, 2017, 2016 and 2015. For derivative instruments not designated as hedging instruments, changes in the fair value of these instruments are recognized in earnings during the period of change.

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

Recently Issued Pronouncements

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

We will adopt this Accounting Standards Update effective January 1, 2018 using the modified retrospective approach. We have reviewed various contracts that represent our material revenue streams and determined that there will be no impact to our financial position, results of operations or liquidity. Upon adoption of this Accounting Standards Update, we will not be required to record a cumulative effect adjustment due to the new Accounting Standards Update not having a quantitative impact compared to existing GAAP. Also, upon adoption of this Accounting Standards Update, we will not be required to alter our existing information technology and internal controls outside of ongoing contract review processes in order to identify impacts of future revenue contracts entered into by us. We do not anticipate the disclosure requirements under the Accounting Standards Update to have a material change on how we present information regarding our revenue streams as compared to existing GAAP.

In January 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-01, “Financial Instruments–Overall”. This update applies to any entity that holds financial assets or owes financial liabilities. This update requires equity investments (except for those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Viper will adopt this standard effective January 1, 2018 by means of a cumulative-effect adjustment which will decrease Viper’s Unitholders’ Equity and will bring the fair value of its investment to $15.2 million or $15.20 per unit for that investment.

In August 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments”. This update apples to all entities that are required to present a statement of cash flows. This update provides guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. We will adopt this update effective January 1, 2018 using the retrospective transition method. Adoption of this standard will change the presentation of our cash flows and will not have a material impact on our consolidated financial statements.

In November 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-18, “Statement of Cash Flows - Restricted Cash”. This update affects entities that have restricted cash or restricted cash equivalents. We adopted this update retrospectively effective January 1, 2018. Adoption of this standard will change the presentation of our cash flows and will not have a material impact on our consolidated financial statements.

In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update 2017-01, “Business Combinations - Clarifying the Definition of a Business”. This update apples to all entities that must determine whether they acquired or sold a business. This update provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. We will adopt this update prospectively effective January 1, 2018. The adoption of this update will not have an impact on our financial position, results of operations or liquidity.

Accounting Pronouncements Not Yet Adopted

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

Inflation

Inflation in the United States has been relatively low in recent years and did not have a material impact on results of operations for the years ended December 31, 2017, 2016 and 2015. Although the impact of inflation has been insignificant in recent years, it is still a factor in the United States economy and we tend to experience inflationary pressure on the cost of oilfield services and equipment as increasing oil and gas prices increase drilling activity in our areas of operations.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2017. Please read Note 15 included in Notes to the Consolidated Financial Statements set forth in Part IV, Item 15 of this Form 10-K, for a discussion of our commitments and contingencies, some of which are not recognized in the balance sheets under GAAP.

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

We use price swap derivatives, including basis swaps and costless collars, to reduce price volatility associated with certain of our oil and natural gas sales. With respect to these fixed price swap contracts, the counterparty is required to make a payment to us if the settlement price for any settlement period is less than the swap price, and we are required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. Our derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on NYMEX WTI and Crude Oil Brent and with natural gas derivative settlements based on NYMEX Henry Hub.

At December 31, 2017 and 2016, we had a net liability derivative position of $106.7 million and $22.6 million, respectively, related to our price swap and price basis swap derivatives. Utilizing actual derivative contractual volumes under our fixed price swaps and fixed price basis swaps as of December 31, 2017, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position to $180.2 million, an increase of $74.1 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability derivative position to $32.1 million, a decrease of $74.1 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from joint interest receivables (approximately $73.0 million at December 31, 2017) and receivables from the sale of our oil and natural gas production (approximately $158.6 million at December 31, 2017).

We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the year ended December 31, 2017, three purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (31%); Koch Supply & Trading LP (19%); and Enterprise Crude Oil LLC (11%). For the year ended December 31, 2016, three purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (45%); Koch Supply & Trading LP (15%); and Enterprise Crude Oil LLC (13%). For the year ended December 31, 2015, two purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (59%); and Enterprise Crude Oil LLC (15%). No other customer accounted for more than 10% of our revenue during these periods.

Joint operations receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells. At December 31, 2017, we had three customers that represented approximately 74% of our total joint operations receivables. At December 31, 2016, we had three customer that represented approximately 75% of our total joint operations receivables.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facility. The terms of our revolving credit facility provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.25% to 1.25% in the case of the alternative base rate and from 1.25% to 2.25% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base.

As of December 31, 2017, we had $397.0 million borrowings outstanding under our revolving credit facility. Our weighted average interest rate on borrowings under our revolving credit facility was 2.97% on December 31, 2017. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $4.0 million based on the $397.0 million outstanding in the aggregate under our revolving credit facility as of such date.

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

As of December 31, 2017, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 2013 Internal Control-Integrated Framework, management did not identify any material weaknesses in the Company’s internal control over financial reporting and determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued their report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2017. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting at December 31, 2017, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Diamondback Energy, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Diamondback Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 14, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 14, 2018

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information as to Item 10 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2017.

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

ITEM 11.     EXECUTIVE COMPENSATION

Information as to Item 11 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to Item 12 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information as to Item 13 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information as to Item 14 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2017.

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

4.5
First Supplemental Indenture, dated as of January 29, 2018, among Diamondback Energy, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on January 30, 2018).

4.6
Registration Rights Agreement, dated as of January 29, 2018, among Diamondback Energy, Inc., the guarantors party thereto and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 4.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on January 30, 2018).

4.7
Registration Rights Agreement, dated as of February 28, 2017, among Diamondback Energy, Inc., Brigham Resources, LLC, Brigham Resources Operating, LLC and Brigham Resources Upstream Holdings, LP. (incorporated by reference to Exhibit 4.1 to the Form 8-K, File No. 001.35700, filed by the Company with the SEC on March 6, 2017).

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

3. Exhibits
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

3. Exhibits
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

3. Exhibits
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

10.40
Fourth Amendment, dated as of December 15, 2016, to the Second Amended and Restated Credit Agreement, dated as of November 1, 2013, by and among Diamondback Energy, Inc., as parent guarantor, Diamondback O&G LLC, as borrower, certain other subsidiaries of Diamondback Energy, Inc., as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-35700, filed by the Company with the SEC on December 20, 2016).

10.41
Fifth Amendment, dated as of November 28, 2017, to the Second Amended and Restated Credit Agreement, dated as of November 1, 2013, by and among Diamondback Energy, Inc., as parent guarantor, Diamondback O&G LLC, as borrower, certain other subsidiaries of Diamondback Energy, Inc., as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-35700, filed by the Company with the SEC on December 4, 2017).

10.42
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

10.43
Contribution Agreement by and among Diamondback Energy, Inc., Viper Energy Partners LLC, Viper Energy Partners GP LLC and Viper Energy Partners LP, dated as of June 17, 2014 (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 001-35700, filed by Viper Energy Partners LP with the SEC on May 7, 2014).

10.44
First Amendment, dated as of August 15, 2014, to Credit Agreement, dated as of July 8, 2014, among Viper Energy Partners LP, as borrower, the guarantors party thereto, Wells Fargo, National Association, as administrative agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on August 10, 2015).

10.45
Second Amendment, dated as of May 22, 2015, to Credit Agreement, dated as of July 8, 2014, among Viper Energy Partners LP, as borrower, the guarantors party thereto, Wells Fargo, National Association, as administrative agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.2 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on August 6, 2015).

10.46
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

10.47
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

10.48
Fifth Amendment, dated as of November 28, 2017, to the Credit Agreement, dated as of July 8, 2014, by and among Viper Energy Partners LP, as borrower, Viper Energy Partners LLC, as guarantor, Wells Fargo Bank National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Viper’s Current Report on Form 8-K (File No. 001-36505) filed on December 4, 2017).

10.49
Lease Amendment No. 11 effective July 31, 2014 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Diamondback E&P LLC (incorporated by reference to Exhibit 10.1 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on November 5, 2015).

3. Exhibits
10.50
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

10.52
Lease Amendment No. 14 effective November 10, 2014 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Diamondback E&P LLC (incorporated by reference to Exhibit 10.4 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on November 5, 2015).

10.53
Lease Amendment No. 15 effective November 10, 2014 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Diamondback E&P LLC (incorporated by reference to Exhibit 10.5 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on November 5, 2015).

10.54
Lease Amendment No. 16 effective April 1, 2015 to Lease Agreement dated as of April 19, 2011, as amended, by and between Fasken Midland, LLC and Diamondback E&P LLC (incorporated by reference to Exhibit 10.6 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on November 5, 2015).

10.55
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

99.1*
Report of Ryder Scott Company, L.P., dated January 18, 2018, with respect to an estimate of the proved reserves, future production and income attributable to certain leasehold interests of Diamondback Energy, Inc. as of December 31, 2017.

99.2*
Report of Ryder Scott Company, L.P., dated January 18, 2018, with respect to an estimate of the proved reserves, future production and income attributable to certain royalty interests of Viper Energy Partners LP, a subsidiary of Diamondback Energy, Inc., as of December 31, 2017.

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

ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMONDBACK ENERGY, INC.

Date:	February 14, 2018
/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven E. West	Chairman of the Board and Director	February 14, 2018
Steven E. West

/s/ Travis D. Stice	Chief Executive Officer and Director	February 14, 2018
Travis D. Stice	(Principal Executive Officer)

/s/ Michael P. Cross	Director	February 14, 2018
Michael P. Cross

/s/ David L. Houston	Director	February 14, 2018
David L. Houston

/s/ Mark L. Plaumann	Director	February 14, 2018
Mark L. Plaumann

/s/ Teresa L. Dick	Chief Financial Officer, Senior Vice President, and Assistant Secretary	February 14, 2018
Teresa L. Dick	(Principal Financial and Accounting Officer)

S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Diamondback Energy, Inc.

Opinion on financial statements

We have audited the accompanying consolidated balance sheets of Diamondback Energy, Inc. (a Delaware corporation) and subsidiaries (collectively the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 14, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2009

Oklahoma City, Oklahoma
February 14, 2018

Diamondback Energy, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2017	2016
	(In thousands, except share amounts)
Assets
Current assets:
Cash and cash equivalents	$112,446	$1,666,574
Restricted cash	—	500
Accounts receivable:
Joint interest and other	73,038	49,476
Oil and natural gas sales	158,575	70,349
Related party	—	297
Inventories	9,108	1,983
Derivative instruments	531	—
Prepaid expenses and other	4,903	2,987
Total current assets	358,601	1,792,166
Property and equipment:
Oil and natural gas properties, full cost method of accounting ($4,105,865 and $1,730,519 excluded from amortization at December 31, 2017 and 2016, respectively)	9,232,694	5,160,261
Midstream assets	191,519	8,362
Other property, equipment and land	80,776	58,290
Accumulated depletion, depreciation, amortization and impairment	(2,161,372)	(1,836,056)
Net property and equipment	7,343,617	3,390,857
Funds held in escrow	6,304	121,391
Derivative instruments	—	709
Other assets	62,463	44,557
Total assets	$7,770,985	$5,349,680
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$94,590	$47,648
Accounts payable-related party	—	1
Accrued capital expenditures	221,256	60,350
Other accrued liabilities	92,512	55,330
Revenues and royalties payable	68,703	23,405
Derivative instruments	100,367	22,608
Total current liabilities	577,428	209,342
Long-term debt	1,477,347	1,105,912
Derivative instruments	6,303	—
Asset retirement obligations	20,122	16,134
Deferred income taxes	108,048	—
Total liabilities	2,189,248	1,331,388
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 98,167,289 issued and outstanding at December 31, 2017; 90,143,934 issued and outstanding at December 31, 2016	982	901
Additional paid-in capital	5,291,011	4,215,955
Accumulated deficit	(37,133)	(519,394)
Total Diamondback Energy, Inc. stockholders’ equity	5,254,860	3,697,462
Non-controlling interest	326,877	320,830
Total equity	5,581,737	4,018,292
Total liabilities and equity	$7,770,985	$5,349,680
See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Revenues:
Oil sales	$1,044,017	$470,528	$405,715
Natural gas sales	52,210	22,506	19,592
Natural gas liquid sales	90,048	34,073	21,426
Lease bonus	11,764	—	—
Midstream services	7,072	—	—
Total revenues	1,205,111	527,107	446,733
Costs and expenses:
Lease operating expenses	126,524	82,428	82,625
Production and ad valorem taxes	73,505	34,456	32,990
Gathering and transportation	12,834	11,606	6,091
Midstream services	10,409	—	—
Depreciation, depletion and amortization	326,759	178,015	217,697
Impairment of oil and natural gas properties	—	245,536	814,798
General and administrative expenses (including non-cash equity-based compensation, net of capitalized amounts, of $25,537, $26,453 and $18,529 for the year ended December 31, 2017, 2016 and 2015, respectively)	48,669	42,619	31,968
Asset retirement obligation accretion	1,391	1,064	833
Total costs and expenses	600,091	595,724	1,187,002
Income (loss) from operations	605,020	(68,617)	(740,269)
Other income (expense):
Interest expense, net	(40,554)	(40,684)	(41,510)
Other income, net	10,235	3,064	728
Gain (loss) on derivative instruments, net	(77,512)	(25,345)	31,951
Loss on extinguishment of debt	—	(33,134)	—
Total other expense, net	(107,831)	(96,099)	(8,831)
Income (loss) before income taxes	497,189	(164,716)	(749,100)
Provision for (benefit from) income taxes	(19,568)	192	(201,310)
Net income (loss)	516,757	(164,908)	(547,790)
Net income attributable to non-controlling interest	34,496	126	2,838
Net income (loss) attributable to Diamondback Energy, Inc.	$482,261	$(165,034)	$(550,628)

Earnings per common share:
Basic	$4.95	$(2.20)	$(8.74)
Diluted	$4.94	$(2.20)	$(8.74)
Weighted average common shares outstanding:
Basic	97,458	75,077	63,019
Diluted	97,688	75,077	63,019
See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest
	Shares	Amount				Total

	(In thousands)
Balance December 31, 2014	56,888	$569	$1,554,174	$196,268	$234,202	$1,985,213
Unit-based compensation		—	—	—	3,929	3,929
Distribution to non-controlling interest		—	—	—	(7,968)	(7,968)
Stock-based compensation		—	20,645	—	—	20,645
Common shares issued in public offering, net of offering costs	9,488	94	649,979	—	—	650,073
Exercise of stock options and vesting of restricted stock units	421	5	4,866	—	—	4,871
Net income (loss)		—	—	(550,628)	2,838	(547,790)
Balance December 31, 2015	66,797	668	2,229,664	(354,360)	233,001	2,108,973
Net proceeds from issuance of common units - Viper Energy Partners LP		—	—	—	93,462	93,462
Unit-based compensation		—	—	—	3,815	3,815
Distribution to non-controlling interest		—	—	—	(9,574)	(9,574)
Stock-based compensation		—	29,717	—	—	29,717
Common shares issued in public offering, net of offering costs	23,000	229	1,956,079	—	—	1,956,308
Exercise of stock options and awards of restricted stock	347	4	495	—	—	499
Net income (loss)		—	—	(165,034)	126	(164,908)
Balance December 31, 2016	90,144	901	4,215,955	(519,394)	320,830	4,018,292
Net proceeds from issuance of common units - Viper Energy Partners LP		—	—	—	369,896	369,896
Unit-based compensation		—	—	—	2,395	2,395
Common units issued for acquisition		—	—	—	3,050	3,050
Stock-based compensation		—	31,783	—	—	31,783
Distribution to non-controlling interest		—	—	—	(41,367)	(41,367)
Common shares issued in public offering, net of offering costs		—	14	—	—	14
Common shares issued for acquisition	7,686	77	809,096	—	—	809,173
Exercise of stock options and awards of restricted stock	337	4	355	—	—	359
Change in ownership of consolidated subsidiaries, net		—	233,808	—	(362,423)	(128,615)
Net income		—	—	482,261	34,496	516,757
Balance December 31, 2017	98,167	$982	$5,291,011	$(37,133)	$326,877	$5,581,737

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$516,757	$(164,908)	$(547,790)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for deferred income taxes	(20,567)	—	(201,545)
Impairment of oil and natural gas properties	—	245,536	814,798
Asset retirement obligation accretion	1,391	1,064	833
Depreciation, depletion and amortization	326,759	178,015	217,697
Amortization of debt issuance costs	3,943	2,717	2,601
Loss on early extinguishment of debt	—	33,134	—
Change in fair value of derivative instruments	84,240	26,522	112,918
Income from equity investment	(657)	(676)	—
Equity-based compensation expense	25,537	26,453	18,529
Gain (loss) on sale of assets, net	(455)	(61)	668
Changes in operating assets and liabilities:
Accounts receivable	(97,611)	(35,030)	8,998
Accounts receivable-related party	297	1,294	2,149
Restricted cash	500	—	—
Inventories	(2,245)	(255)	224
Prepaid expenses and other	(11,362)	(709)	(1,310)
Accounts payable and accrued liabilities	36,762	15,922	802
Accounts payable and accrued liabilities-related party	(2)	(216)	218
Income tax payable	814	—	—
Accrued interest	(20,774)	(3,161)	(255)
Revenues and royalties payable	45,298	6,439	(13,034)
Net cash provided by operating activities	888,625	332,080	416,501
Cash flows from investing activities:
Additions to oil and natural gas properties	(792,599)	(362,450)	(419,241)
Additions to oil and natural gas properties-related party	—	(637)	(271)
Additions to midstream assets	(68,139)	(1,188)	—
Purchase of other property, equipment and land	(22,779)	(9,891)	(1,213)
Acquisition of leasehold interests	(1,960,591)	(611,280)	(437,455)
Acquisition of mineral interests	(407,450)	(205,721)	(43,907)
Acquisition of midstream assets	(50,279)	—	—
Proceeds from sale of assets	65,656	4,661	9,739
Funds held in escrow	104,087	(121,391)	—
Equity investments	(188)	(2,345)	(2,702)
Net cash used in investing activities	(3,132,282)	(1,310,242)	(895,050)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	753,500	164,000	425,001
Repayment under credit facility	(383,500)	(89,000)	(603,001)
Proceeds from senior notes	—	1,000,000	—
Repayment of senior notes	—	(450,000)	—
Premium on extinguishment of debt	—	(26,561)	—
Debt issuance costs	(9,296)	(15,063)	(526)
Public offering costs	(510)	(1,182)	(586)

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - Continued

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Proceeds from public offerings	370,344	2,051,503	650,688
Proceeds from exercise of stock options	358	498	4,873
Distributions to non-controlling interest	(41,367)	(9,574)	(7,968)
Net cash provided by financing activities	689,529	2,624,621	468,481
Net increase (decrease) in cash and cash equivalents	(1,554,128)	1,646,459	(10,068)
Cash and cash equivalents at beginning of period	1,666,574	20,115	30,183
Cash and cash equivalents at end of period	$112,446	$1,666,574	$20,115

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$57,668	$38,177	$38,758
Cash paid for income taxes	$—	$192	$267
Supplemental disclosure of non-cash transactions:
Change in accrued capital expenditures	$160,906	$413	$(69,460)
Capitalized stock-based compensation	$8,641	$7,079	$6,043
Common stock issued for oil and natural gas properties	$809,173	$—	$—
Asset retirement obligations acquired	$2,432	$3,696	$3,159

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

The wholly-owned subsidiaries of Diamondback, as of December 31, 2017, include Diamondback E&P LLC, a Delaware limited liability company, Diamondback O&G LLC, a Delaware limited liability company, Viper Energy Partners GP LLC, a Delaware limited liability company, and Rattler Midstream LLC (formerly known as White Fang Energy LLC), a Delaware limited liability company. The consolidated subsidiaries include the wholly-owned subsidiaries as well as Viper Energy Partners LP, a Delaware limited partnership, and Viper Energy Partners LLC, a Delaware limited liability company.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation.

The Partnership is consolidated in the financial statements of the Company. As of December 31, 2017, the Company owned approximately 64% of the common units of the Partnership and the Company’s wholly owned subsidiary, Viper Energy Partners GP LLC, is the General Partner of the Partnership.

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

Restricted Cash

In 2014, a subsidiary of the Company entered into an agreement to purchase certain overriding royalty interests and deposited $0.5 million in escrow.  The subsidiary subsequently terminated the agreement and requested a return of the deposit. The seller challenged the termination and the escrow agent tendered the deposit to the court subject to a judicial determination of the proper payment of the funds. The parties reached a settlement of this matter in April 2017 and the funds were distributed in accordance with the terms of the settlement. Pending such distribution, these funds were classified as restricted cash.

Accounts Receivable

Accounts receivable consist of receivables from joint interest owners on properties the Company operates and from sales of oil and natural gas production delivered to purchasers. The purchasers remit payment for production directly to the Company. Most payments for production are received within three months after the production date.

Accounts receivable are stated at amounts due from joint interest owners or purchasers, net of an allowance for doubtful accounts when the Company believes collection is doubtful. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. No allowance was deemed necessary at December 31, 2017 or December 31, 2016.

Derivative Instruments

The Company is required to recognize its derivative instruments on the consolidated balance sheets as assets or liabilities at fair value with such amounts classified as current or long-term based on their anticipated settlement dates. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and resulting designation. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the cash and non-cash change in fair value on derivative instruments for each period in the consolidated statements of operations.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, natural gas liquids and natural gas. Any income from services provided by subsidiaries to working interest owners of properties in which the Company also owns an interest, to the extent they exceed related costs incurred, are accounted for as reductions of capitalized costs of oil and natural gas properties proportionate to the Company’s investment in the subsidiary (see Note 7–Equity Method Investments). Depletion of evaluated oil and natural gas properties is computed on the units of production method, whereby capitalized costs plus estimated future development costs are amortized over total proved reserves. The average depletion rate per barrel equivalent unit of production was $11.11, $11.23 and $17.84 for the years ended December 31, 2017, 2016 and 2015, respectively. Depreciation, depletion and amortization expense for oil and natural gas properties was $321.9 million, $176.4 million and $216.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Under this method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the proved oil and natural gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes, or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the trailing 12-month unweighted average of the first-day-of-the-month price, adjusted for any contract provisions, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or non-cash writedown is required. During the years ended December 31, 2016 and 2015, the Company recorded impairments on proved oil and natural gas properties of $245.5 million and $814.8 million, respectively. No impairment on proved oil and natural gas properties was recorded for the year ended December 31, 2017.

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

Other Property, Equipment and Land

Other property and equipment is recorded at cost. The Company expenses maintenance and repairs in the period incurred. Upon retirements or disposition of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet with the resulting gains or losses, if any, reflected in operations. Depreciation of other property and equipment is computed using the straight line method over their estimated useful lives, which range from three to fifteen years. Depreciation expense for other property and equipment was $1.4 million for each of the years ended December 31, 2017, 2016 and 2015.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Impairment of Long-Lived Assets

Other property and equipment used in operations are reviewed whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable from its estimated future undiscounted cash flows. An impairment loss is the difference between the carrying amount and fair value of the asset. The Company had no such impairment losses for the years ended December 31, 2017, 2016 and 2015, respectively.

Capitalized Interest

The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring these projects to their intended use. Capitalized interest cannot exceed gross interest expense. The Company capitalized interest of $22.1 million for the year ended December 31, 2017. The Company did not have any capitalized interest for the years ended December 31, 2016 and 2015.

Inventories

Inventories are stated at the lower of cost or market and consist of tubular goods and equipment at December 31, 2017 and 2016. The Company’s tubular goods and equipment are primarily comprised of oil and natural gas drilling or repair items such as tubing, casing and pumping units. The inventory is primarily acquired for use in future drilling or repair operations and is carried at lower of cost or market. “Market”, in the context of inventory valuation, represents net realizable value, which is the amount that the Company is allowed to bill to the joint accounts under joint operating agreements to which the Company is a party. As of December 31, 2017, the Company estimated that all of its tubular goods and equipment will be utilized within one year.

Debt Issuance Costs

Other assets included capitalized costs related to the credit facility of $16.7 million and $8.2 million, net of accumulated amortization of $7.0 million and $4.9 million, as of December 31, 2017 and 2016, respectively. Long-term debt included capitalized costs related to the senior notes of $15.2 million and $14.8 million, net of accumulated amortization of $2.0 million and $0.2 million, as of December 31, 2017 and 2016, respectively. The costs associated with the senior notes are being netted against the senior notes balances and are being amortized over the term of the senior notes using the effective interest method. The costs associated with the Company’s credit facility that are included in other assets are being amortized over the term of the facility.

Other Accrued Liabilities

Other accrued liabilities consist of the following:

	December 31,
	2017	2016
	(In thousands)
Liability for drilling costs prepaid by joint interest partners	$30,320	$21,595
Interest payable	6,770	5,445
Lease operating expenses payable	27,850	13,857
Ad valorem taxes payable	3,306	776
Current portion of asset retirement obligations	1,163	1,288
Other	23,103	12,369
Total other accrued liabilities	$92,512	$55,330

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

Revenue Recognition

Oil and natural gas revenues are recorded when title passes to the purchaser, net of royalty interests, discounts and allowances, as applicable. The Company accounts for oil and natural gas production imbalances using the sales method, whereby a liability is recorded when the Company’s overtake volumes exceed its estimated remaining recoverable reserves. No receivables are recorded for those wells where the Company has taken less than its ownership share of production. The Company did not have any gas imbalances as of December 31, 2017 or December 31, 2016. Revenues from oil and natural gas services are recognized when services are provided.

Investments

Equity investments in which the Company exercises significant influence but does not control are accounted for using the equity method. Under the equity method, generally the Company’s share of investees’ earnings or loss is recognized in the statement of operations. The Company reviews its investments to determine if a loss in value which is other than a temporary decline has occurred. If such loss has occurred, the Company would recognize an impairment provision. There was no impairment for the Company’s equity investments for the years ended December 31, 2017, 2016 and 2015.

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

Concentrations

The Company is subject to risk resulting from the concentration of its crude oil and natural gas sales and receivables with several significant purchasers. For the year ended December 31, 2017, three purchasers each accounted for more than 10% of the Company’s revenue: Shell Trading (US) Company (31%); Koch Supply & Trading LP (19%); and Enterprise Crude Oil LLC (11%). For the year ended December 31, 2016, three purchasers each accounted for more than 10% of the Company’s revenue: Shell Trading (US) Company (45%); Koch Supply & Trading LP (15%); and Enterprise Crude Oil LLC (13%). For the year ended December 31, 2015, two purchasers each accounted for more than 10% of the Company’s revenue: Shell Trading (US) Company (59%); and Enterprise Crude Oil LLC (15%). The Company does not require collateral and does not believe the loss of any single purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Environmental Compliance and Remediation

Environmental compliance and remediation costs, including ongoing maintenance and monitoring, are expensed as incurred. Liabilities are accrued when environmental assessments and remediation are probable, and the costs can be reasonably estimated.

Income Taxes

Diamondback uses the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (i) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (ii) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized.

The Company is subject to margin tax in the state of Texas. During the years ended December 31, 2017, 2016 and 2015, the Company had no margin tax expense. The Company’s 2013, 2014, 2015, 2016 and 2017 federal income tax and state margin tax returns remain open to examination by tax authorities. As of December 31, 2017 and December 31, 2016, the Company had no unrecognized tax benefits that would have a material impact on the effective tax rate. The Company is continuing its practice of recognizing interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. During the years ended December 31, 2017, 2016 and 2015, there was no interest or penalties associated with uncertain tax positions recognized in the Company’s consolidated financial statements.

Recent Accounting Pronouncements

Recently Issued Pronouncements

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

The Company will adopt this Accounting Standards Update effective January 1, 2018 using the modified retrospective approach. The Company has reviewed various contracts that represent its material revenue streams and determined that there will be no impact to its financial position, results of operations or liquidity. Upon adoption of this Accounting Standards Update, the Company will not be required to record a cumulative effect adjustment due to the new Accounting Standards Update not having a quantitative impact compared to existing GAAP. Also, upon adoption of this Accounting Standards Update, the Company will not be required to alter its existing information technology and internal controls outside of ongoing contract review processes in order to identify impacts of future revenue contracts entered into by the Company. The Company does not anticipate the disclosure requirements under the Accounting Standards Update to have a material change on how it presents information regarding its revenue streams as compared to existing GAAP.

In January 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-01, “Financial Instruments–Overall”. This update applies to any entity that holds financial assets or owes financial liabilities. This update requires equity investments (except for those accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The Partnership will adopt this standard effective January 1, 2018 by means of a cumulative-effect adjustment which will decrease Unitholders’ Equity and will bring the fair value of its investment to $15.2 million or $15.20 per unit for that investment.

In August 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-15, “Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments”. This update apples to all entities that are required to present a statement of cash flows. This update provides guidance on eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The Company will adopt this update effective January 1, 2018 using the retrospective transition method. Adoption of this standard will change the presentation of its cash flows and did not have a material impact on its consolidated financial statements.

In November 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-18, “Statement of Cash Flows - Restricted Cash”. This update affects entities that have restricted cash or restricted cash equivalents. The Company will adopt this update retrospectively effective January 1, 2018. Adoption of this standard will change the presentation of its cash flows and did not have a material impact on its consolidated financial statements.

In January 2017, the Financial Accounting Standards Board issued Accounting Standards Update 2017-01, “Business Combinations - Clarifying the Definition of a Business”. This update apples to all entities that must determine whether they acquired or sold a business. This update provides a screen to determine when a set is not a business. The screen requires that

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The Company will adopt this update prospectively effective January 1, 2018. The adoption of this update will not have an impact on its financial position, results of operations or liquidity.

Accounting Pronouncements Not Yet Adopted

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

3.    ACQUISITIONS
2017 Activity

On February 28, 2017, the Company completed its acquisition of certain oil and natural gas properties, midstream assets and other related assets in the Delaware Basin for an aggregate purchase price consisting of $1.74 billion in cash and 7.69 million shares of the Company’s common stock, of which approximately 1.15 million shares were placed in an indemnity escrow. This transaction included the acquisition of (i) approximately 100,306 gross (80,339 net) acres primarily in Pecos and Reeves counties for approximately $2.5 billion and (ii) midstream assets for approximately $47.6 million. The Company used the net proceeds from its December 2016 equity offering, net proceeds from its December 2016 debt offering, cash on hand and other financing sources to fund the cash portion of the purchase price for this acquisition.

The following represents the fair value of the assets and liabilities assumed on the acquisition date. The aggregate consideration transferred was $2.5 billion, resulting in no goodwill or bargain purchase gain.

(in thousands)
Proved oil and natural gas properties	$386,308
Unevaluated oil and natural gas properties	2,122,597
Midstream assets	47,432
Prepaid capital costs	3,460
Oil inventory	839
Equipment	163
Revenues and royalties payable	(9,650)
Asset retirement obligations	(1,550)
Total fair value of net assets	$2,549,599

The Company has included in its consolidated statements of operations revenues of $81.4 million and direct operating expenses of $23.5 million for the period from February 28, 2017 to December 31, 2017 due to the acquisition.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Pro Forma Financial Information

The following unaudited summary pro forma consolidated statement of operations data of Diamondback for the year ended December 31, 2017 and 2016 have been prepared to give effect to the February 28, 2017 acquisition as if it had occurred on January 1, 2016. The pro forma data are not necessarily indicative of the financial results that would have been attained had the acquisitions occurred on January 1, 2016.

The pro forma data also necessarily exclude various operation expenses related to the properties and the financial statements should not be viewed as indicative of operations in future periods.

	Year Ended December 31,
	2017	2016
	(in thousands, except per share amounts)
Revenues	$1,228,040	$627,301
Income (loss) from operations	619,369	(12,812)
Net income (loss)	472,649	(109,229)
Basic earnings per common share	4.85	(1.45)
Diluted earnings per common share	4.84	(1.45)

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

4.    VIPER ENERGY PARTNERS LP

The Partnership is a publicly traded Delaware limited partnership, the common units of which are listed on the Nasdaq Global Market under the symbol “VNOM”. The Partnership was formed by Diamondback on February 27, 2014, to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin. Viper Energy Partners GP LLC, a consolidated subsidiary of Diamondback, serves as the general partner of, and holds a non-economic general partner interest in, the Partnership. As of December 31, 2017, the Company owned approximately 64% of the common units of the Partnership.

Prior to the completion on June 23, 2014 of the Viper Offering, Diamondback owned all of the general and limited partner interests in the Partnership. The Viper Offering consisted of 5,750,000 common units representing approximately 8% of the limited partner interests in the Partnership at a price to the public of $26.00 per common unit. In connection with the Viper Offering, Diamondback contributed all of the membership interests in Viper Energy Partners LLC to the Partnership in exchange for 70,450,000 common units. The contribution of Viper Energy Partners LLC to the Partnership was accounted for as a

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

combination of entities under common control with assets and liabilities transferred at their carrying amounts in a manner similar to a pooling of interests.

During the year ended December 31, 2017, the Partnership distributed $89.5 million to Diamondback in respect of its common units.

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
In July 2017, the Partnership completed an underwritten public offering of 16,100,000 common units, which included 2,100,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. In this offering, we purchased 700,000 common units, an affiliate of the General Partner purchased 3,000,000 common units and certain officers and directors of the Company and the General Partner purchased an aggregate of 114,000 common units, in each case directly from the underwriters. Following this offering, the Company had an approximate 64% limited partner interest in the Partnership. The Partnership received net proceeds from this offering of approximately $232.5 million, after deducting underwriting discounts and commissions and estimated offering expenses, of which the Partnership used $152.8 million to repay all of the then-outstanding borrowings under the Partnership’s revolving credit facility and the balance was used fund a portion of the purchase price for acquisitions and for general partnership purposes.
As a result of these public offerings and the Partnership’s issuance of unit-based compensation, the Company’s ownership percentage in the Partnership was reduced. During the year ended December 31, 2017, the Company recorded a $362.4 million decrease to Non-controlling interest in the Partnership with an increase to Additional paid-in capital, which represents the difference between the Company’s share of the underlying net book value in the Partnership before and after the respective Partnership common unit transactions, on the Company’s consolidated balance sheet.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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

5.    PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	December 31,
	2017	2016
	(in thousands)
Oil and natural gas properties:
Subject to depletion	$5,126,829	$3,429,742
Not subject to depletion	4,105,865	1,730,519
Gross oil and natural gas properties	9,232,694	5,160,261
Accumulated depletion	(1,009,893)	(687,685)
Accumulated impairment	(1,143,498)	(1,143,498)
Oil and natural gas properties, net	7,079,303	3,329,078
Midstream assets	191,519	8,362
Other property, equipment and land	80,776	58,290
Accumulated depreciation	(7,981)	(4,873)
Property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$7,343,617	$3,390,857

Balance of costs not subject to depletion:
Incurred in 2017	$2,746,936
Incurred in 2016	727,411
Incurred in 2015	301,879
Incurred in 2014	316,455
Incurred in 2013	13,184
Total not subject to depletion	$4,105,865

The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain internal costs, are capitalized and amortized on a composite unit of production method based on proved oil, natural gas liquids and natural gas reserves. Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. Costs, including related employee costs, associated with production and operation of the properties are charged to expense as incurred. All other internal costs not directly associated with exploration and development activities are charged to expense as they are incurred. Capitalized internal costs were approximately $22.0 million $17.2 million and $15.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The inclusion of the Company’s unevaluated costs into the amortization base is expected to be completed within three to five years. Acquisition costs not currently being amortized are primarily related to unproved acreage that the Company plans to prove up through drilling. The Company has no plans to let any acreage expire. Sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, natural gas liquids and natural gas.

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

As a result of the significant decline in prices during 2016, the Company recorded non-cash ceiling test impairments for the years ended December 31, 2016 and 2015 of $245.5 million and $814.8 million, respectively, which are included in accumulated depletion. No impairment on proved oil and natural gas properties was recorded for the year ended December 31, 2017. For 2016 and 2015, the impairment charges affected the Company’s reported net income but did not reduce its cash flow. In addition to commodity prices, the Company’s production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine its actual ceiling test calculation and impairment analysis in future periods.

At December 31, 2017, there was $26.0 million in exploration costs and development costs and $22.1 million in capitalized interest that are not subject to depletion. At December 31, 2016, there were no exploration costs, development costs or capitalized interest that are not subject to depletion.

6.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligations liability for the following periods:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Asset retirement obligations, beginning of period	$17,422	$12,711	$8,486
Additional liabilities incurred	1,526	637	594
Liabilities acquired	2,432	3,696	3,159
Liabilities settled	(1,555)	(711)	(292)
Accretion expense	1,391	1,064	833
Revisions in estimated liabilities	69	25	(69)
Asset retirement obligations, end of period	21,285	17,422	12,711
Less current portion	1,163	1,288	193
Asset retirement obligations - long-term	$20,122	$16,134	$12,518

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

During the year ended December 31, 2017, the Company invested $0.2 million in this entity and recorded income of $0.7 million, which was the Company’s share of HMW Fluid Management LLC’s net income, bringing the Company’s total investment to $7.2 million at December 31, 2017. During the year ended December 31, 2016, the Company invested $2.3 million in this entity and recorded income of $0.7 million, which was the Company’s share of HMW Fluid Management LLC’s net income, bringing its total investment to $6.3 million at December 31, 2016. The Company will retain a minority interest after all commitments are received. The entity was formed as a limited liability company and maintains a specific ownership account for each investor, similar to a partnership capital account structure. The Company accounts for this investment under the equity method of accounting.

8.    DEBT
Long-term debt consisted of the following as of the dates indicated:

	December 31,
	2017	2016
	(in thousands)
4.750 % Senior Notes due 2024	500,000	500,000
5.375 % Senior Notes due 2025	500,000	500,000
Unamortized debt issuance costs	(13,153)	(14,588)
Revolving credit facility	397,000	—
Partnership revolving credit facility	93,500	120,500
Total long-term debt	$1,477,347	$1,105,912

2024 Senior Notes

On October 28, 2016, the Company issued $500.0 million in aggregate principal amount of 4.750% Senior Notes due 2024 (the “2024 Senior Notes”). The 2024 Senior Notes bear interest at a rate of 4.750% per annum, payable semi-annually, in arrears on May 1 and November 1 of each year, commencing on May 1, 2017 and will mature on November 1, 2024. All of the Company’s existing and future restricted subsidiaries that guarantee its revolving credit facility or certain other debt guarantee the 2024 Senior Notes, provided, however, that the 2024 Senior Notes are not guaranteed by the Partnership, the General Partner, Viper Energy Partners LLC or Rattler Midstream LLC, and will not be guaranteed by any of the Company’s future unrestricted subsidiaries. See also “Note 16. Subsequent Events–New Senior Notes due 2025 and Repayment of Portion of Outstanding Borrowings under Revolving Credit Facility.”

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

The Company’s Credit Facility

The Company and Diamondback O&G LLC, as borrower, entered into the second amended and restated credit agreement, dated November 1, 2013, as amended on June 9, 2014, November 13, 2014, June 21, 2016, December 15, 2016 and November 28, 2017, with a syndicate of banks, including Wells Fargo, as administrative agent, and its affiliate Wells Fargo Securities, LLC, as sole book runner and lead arranger. The credit agreement provides for a revolving credit facility in the maximum credit amount of $5.0 billion, subject to a borrowing base based on the Company’s oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be redetermined, under certain circumstances, annually with an effective date of May 1st, and, under certain circumstances, semi-annually with effective dates of May 1st and November 1st. In addition, the Company may request up to two additional redeterminations of the borrowing base during any 12-month period. As of December 31, 2017, the borrowing base was set at $1.8 billion, the Company had elected a commitment amount of $1.0 billion and the Company had $397.0 million of outstanding borrowings under the revolving credit facility. See “Note 16. Subsequent Events-New Senior Notes due 2025 and Repayment of Portion of Outstanding Borrowings under Revolving Credit Facility.”

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Diamondback O&G LLC is the borrower under the credit agreement. As of December 31, 2017, the credit agreement is guaranteed by the Company, Diamondback E&P LLC and Rattler Midstream LLC (formerly known as White Fang Energy LLC) and will also be guaranteed by any of the Company’s future subsidiaries that are classified as restricted subsidiaries under the credit agreement. The credit agreement is also secured by substantially all of the assets of the Company, Diamondback O&G LLC and the guarantors.
The outstanding borrowings under the credit agreement bear interest at a per annum rate elected by the Company that is equal to an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5%, and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.25% to 1.25% in the case of the alternate base rate and from 1.25% to 2.25% in the case of LIBOR, each of which applicable margin rates is increased by 0.25% per annum if the total debt to EBITDAX ratio is greater than 3.0 to 1.0. The applicable margin depends on the amount of loans and letters of credit outstanding in relation to the commitment, which is defined as the least of the maximum credit amount, the borrowing base and the elected commitment amount. The Company is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment, which fee is also dependent on the amount of loans and letters of credit outstanding in relation to the commitment. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be repaid (a) to the extent the loan amount exceeds the commitment or the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period), (b) in an amount equal to the net cash proceeds from the sale of property when a borrowing base deficiency or event of default exists under the credit agreement and (c) at the maturity date of November 1, 2022.
The credit agreement contains various affirmative, negative and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates and entering into certain swap agreements and require the maintenance of the financial ratios described below.

Financial Covenant	Required Ratio
Ratio of total debt to EBITDAX	Not greater than 3.0 to 1.0
Ratio of current assets to liabilities, as defined in the credit agreement	Not less than 1.0 to 1.0

The covenant prohibiting additional indebtedness, as amended in November 2017, allows for the issuance of unsecured debt in the form of senior or senior subordinated notes if no default would result from the incurrence of such debt after giving effect thereto and if, in connection with any such issuance, the borrowing base is reduced by 25% of the stated principal amount of each such issuance.
As of December 31, 2017 and 2016, the Company was in compliance with all financial covenants under its revolving credit facility, as then in effect. The lenders may accelerate all of the indebtedness under the Company’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.

The Partnership’s Credit Agreement

On July 8, 2014, the Partnership entered into a secured revolving credit agreement with Wells Fargo, as administrative agent, and Wells Fargo Securities, as sole book runner and lead arranger. The credit agreement, as amended, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base based on our oil and natural gas reserves and other factors (the “borrowing base”) of $400.0 million, subject to scheduled semi-annual and other elective borrowing base redeterminations. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, Viper may request up to three additional redeterminations of the borrowing base during any 12-month period. As of December 31, 2017, the borrowing base was set at $400.0 million, and the Partnership had $93.5 million of outstanding borrowings and $306.5 million available for future borrowings under its revolving credit facility.

The outstanding borrowings under the credit agreement bear interest at a per annum rate elected by the Partnership that is equal to an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.75% to 1.75% per annum in the case of the alternate base rate and from 1.75% to 2.75% per annum in the case of LIBOR, in each case

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

depending on the amount of loans and letters of credit outstanding in relation to the commitment, which is defined as the lesser of the maximum credit amount and the borrowing base. The Partnership is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment, which fee is also dependent on the amount of loans and letters of credit outstanding in relation to the commitment. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be repaid (i) to the extent the loan amount exceeds the commitment or the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period), (ii) in an amount equal to the net cash proceeds from the sale of property when a borrowing base deficiency or event of default exists under the credit agreement and (iii) at the maturity date of November 1, 2022. The loan is secured by substantially all of the Partnership and its subsidiary’s assets.

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

The covenant prohibiting additional indebtedness allows for the issuance of unsecured debt of up to $400.0 million in the form of senior unsecured notes and, in connection with any such issuance, the reduction of the borrowing base by 25% of the stated principal amount of each such issuance. A borrowing base reduction in connection with such issuance may require a portion of the outstanding principal of the loan to be repaid.

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

Interest expense

The following amounts have been incurred and charged to interest expense for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Interest expense	$60,671	$39,642	$40,221
Less capitalized interest	(22,097)	—	—
Other fees and expenses	2,160	1,426	1,292
Total interest expense	$40,734	$41,068	$41,513

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

9.    CAPITAL STOCK AND EARNINGS PER SHARE

Diamondback completed the following equity offerings during the years ended December 31, 2017, 2016 and 2015:

Date	Number of Shares of Common Stock Sold	Number of Shares of Common Stock Issued to Underwriters	Price per Share Sold to Underwriters	Proceeds Received by the Company
January 2015	2,012,500	262,500	$59.34	$119,422
May 2015	4,600,000	600,000	$72.53	$333,638
August 2015	2,875,000	375,000	$68.74	$197,628
January 2016	4,600,000	600,000	$55.33	$254,518
July 2016	6,325,000	825,000	$87.24	$551,777
December 2016	12,075,000	1,575,000	$95.3025	$1,150,828

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

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Year Ended December 31,
	2017	2016	2015

Net income (loss) attributable to common stock	$482,261	$(165,034)	$(550,628)
Weighted average common shares outstanding
Basic weighted average common units outstanding	97,458	75,077	63,019
Effect of dilutive securities:
Potential common shares issuable	230	—	—
Diluted weighted average common shares outstanding	97,688	75,077	63,019
Basic net income (loss) attributable to common stock	$4.95	$(2.20)	$(8.74)
Diluted net income (loss) attributable to common stock	$4.94	$(2.20)	$(8.74)

For the years ended December 31, 2017, 2016 and 2015, there were 45,690 shares, 243,654 shares and 100,924 shares, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table presents the effects of the equity and stock based compensation plans and related costs:

	2017	2016	2015
	(In thousands)
General and administrative expenses	$25,537	$26,453	$18,529
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	8,641	7,079	6,043

On June 17, 2014, in connection with the Viper Offering, the Board of Directors of the General Partner adopted the Viper Energy Partners LP Long Term Incentive Plan (“Viper LTIP”), effective June 17, 2014, for employees, officers, consultants and directors of the General Partner and any of its affiliates, including Diamondback, who perform services for the Partnership. The Viper LTIP provides for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards. A total of 9,070,356 common units has been reserved for issuance pursuant to the Viper LTIP. Common units that are cancelled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The Viper LTIP is administered by the Board of Directors of the General Partner or a committee thereof.

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

The following table presents the Company’s stock option activity under the Company’s 2012 Equity Incentive Plan (“2012 Plan”) for the year ended December 31, 2017.

		Weighted Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(in years)	(in thousands)
Outstanding at December 31, 2016	15,750	$22.72
Exercised	(15,750)	$22.72
Outstanding at December 31, 2017	—	$—	0.00	$—

The aggregate intrinsic value of stock options that were exercised during the years ended December 31, 2016 and 2015 was $1.3 million and $15.7 million, respectively.

Restricted Stock Units

Under the 2012 Plan, approved by the Board of Directors, the Company is authorized to issue restricted stock and restricted stock units to eligible employees. The Company estimates the fair values of restricted stock awards and units as the closing price of the Company’s common stock on the grant date of the award, which is expensed over the applicable vesting period.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table presents the Company’s restricted stock units activity under the 2012 Plan during the year ended December 31, 2017.

	Restricted Stock Awards & Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2016	206,004	$70.33
Granted	188,438	$102.77
Vested	(147,934)	$77.44
Forfeited	(2,931)	$89.21
Unvested at December 31, 2017	243,577	$90.88

The aggregate fair value of restricted stock units that vested during the year ended December 31, 2017, 2016 and 2015 was $14.8 million, $12.5 million and $10.1 million, respectively. As of December 31, 2017, the Company’s unrecognized compensation cost related to unvested restricted stock awards and units was $14.4 million. Such cost is expected to be recognized over a weighted-average period of 1.5 years.

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

In February 2015, eligible employees received performance restricted stock unit awards totaling 90,249 units from which a minimum of 0% and a maximum of 200% units could be awarded. The awards have a performance period of January 1, 2014 to December 31, 2016 and vested at December 31, 2016.

In February 2016, eligible employees received performance restricted stock unit awards totaling 174,325 units from which a minimum of 0% and a maximum of 200% units could be awarded. The awards have a performance period of January 1, 2016 to December 31, 2017 and vested at December 31, 2017. Eligible employees received additional performance restricted stock unit awards totaling 87,163 units from which a minimum of 0% and a maximum of 200% units could be awarded. The awards have a performance period of January 1, 2016 to December 31, 2018 and cliff vest at December 31, 2018.

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

	2017		2016
	Two-Year Performance Period	Three-Year Performance Period	Two-Year Performance Period	Three-Year Performance Period	2015
Grant-date fair value	$162.13	$168.73	$103.41	$102.35	$137.14
Risk-free rate	1.27%	1.59%	0.86%	1.10%	0.49%
Company volatility	39.32%	41.14%	41.91%	42.16%	43.36%

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table presents the Company’s performance restricted stock unit activity under the 2012 Plan for the year ended December 31, 2017.

	Performance Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2016	252,471	$103.06
Granted	118,169	$166.53
Vested	(168,314)	$103.41
Unvested at December 31, 2017(1)	202,326	$139.83

(1)	A maximum of 404,652 units could be awarded based upon the Company’s final TSR ranking.

As of December 31, 2017, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $15.6 million. Such cost is expected to be recognized over a weighted-average period of 1.4 years.

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

2015
Grant-date fair value	$4.24
Expected volatility	36.0%
Expected dividend yield	5.9%
Expected term (in years)	3.0
Risk-free rate	0.99%

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table presents the unit option activity under the Viper LTIP for the year ended December 31, 2017.

		Weighted Average
	Unit Options	Exercise Price	Remaining Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2016	2,424,266	$26.00
Forfeited	(2,416,666)	$26.00
Outstanding at December 31, 2017	7,600	$18.49	0.00	$—

Vested and Expected to vest at December 31, 2017	7,600	$18.49	0.00	$—

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

The following table presents the phantom unit activity under the Viper LTIP for the year ended December 31, 2017.

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2016	21,048	$16.23
Granted	116,567	$17.09
Vested	(32,176)	$16.49
Unvested at December 31, 2017	105,439	$17.10

The aggregate fair value of phantom units that vested during the year ended December 31, 2017 was $0.5 million. As of December 31, 2017, the unrecognized compensation cost related to unvested phantom units was $1.3 million. Such cost is expected to be recognized over a weighted-average period of 1.4 years.

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

Related Party Revenue and Expenses

During the year ended December 31, 2016, the Company paid $3.3 million in lease operating expenses and $2.2 million in general and administrative expenses to related parties. During the year ended December 31, 2016, the Company received $0.2 million in other income from related parties. During the year ended December 31, 2015, the Company paid $0.2 million in lease operating expenses, $0.2 million in production and ad valorem taxes, $1.0 million in gathering and transportation expenses and $2.3 million in general and administrative expenses to related parties. During the year ended December 31, 2015, the Company received $0.2 million in other income from related parties.

Advisory Services Agreement - The Company

The Company entered into an advisory services agreement (the “Advisory Services Agreement”) with Wexford, dated as of October 11, 2012, under which Wexford provides the Company with general financial and strategic advisory services

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

related to the business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Advisory Services Agreement had an initial term of two years commencing on October 18, 2012, and continues for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. In the event the Company terminates such agreement, it is obligated to pay all amounts due through the remaining term. In addition, the Company agreed to pay Wexford to-be-negotiated market-based fees approved by the Company’s independent directors for such services as may be provided by Wexford at the Company’s request in connection with acquisitions and divestitures, financings or other transactions in which the Company may be involved. The services provided by Wexford under the Advisory Services Agreement do not extend to the Company’s day-to-day business or operations. The Company has agreed to indemnify Wexford and its affiliates from any and all losses arising out of or in connection with the Advisory Services Agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct. The Company paid $0.5 million during both of the years ended December 31, 2016 and 2015 under the Advisory Services Agreement.

Advisory Services Agreement - The Partnership

In connection with the closing of the Viper Offering, the Partnership and the General Partner entered into an advisory services agreement (the “Viper Advisory Services Agreement”) with Wexford, dated as of June 23, 2014, under which Wexford provides the Partnership and the General Partner with general financial and strategic advisory services related to the business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Viper Advisory Services Agreement had an initial term of two years commencing on June 23, 2014, and will continue for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. It may be terminated at any time by either party upon 30 days prior written notice. In the event the Partnership or the General Partner terminates such agreement, the Partnership is obligated to pay all amounts due through the remaining term. In addition, the Partnership and the General Partner have agreed to pay Wexford to-be-negotiated market-based fees approved by the conflict committee of the board of directors of the General Partner for such services as may be provided by Wexford at the Partnership’s or the General Partner’s request in connection with acquisitions and divestitures, financings or other transactions in which the Partnership may be involved. The services provided by Wexford under the Viper Advisory Services Agreement do not extend to the Partnership or the General Partner’s day-to-day business or operations. The Partnership and General Partner have agreed to indemnify Wexford and its affiliates from any and all losses arising out of or in connection with the Viper Advisory Services Agreement except for losses resulting from Wexford’s or its affiliates’ gross negligence or willful misconduct. The Partnership did not pay any amounts during the years ended December 31, 2017 and 2016 under the Viper Advisory Services Agreement. The Partnership paid $0.5 million during the year ended December 31, 2015 under the Viper Advisory Services Agreement.

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

Midland Leases

Effective May 15, 2011, the Company occupied corporate office space in the Fasken building in Midland, Texas under a lease with an initial term of five years. On November 10, 2014, the lease was amended to extend the term of the lease for an additional 10-year period and to increase the monthly base rent to $94,000 beginning in June 2016, with an increase of approximately 2% annually. The office space is owned by Fasken, which is an entity controlled by an affiliate of Wexford.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table contains amendments made to lease additional office space in the Midland corporate office during the years ended December 31, 2016 and 2015:

Date of Amendments	Rent for Additional Space	Approx. Annual Increase of Monthly Base Rent
2nd quarter 2014	$27,000	N/A
4th quarter 2014	$53,000	4%
April 2015	$23,000	N/A
June 2015	$22,000	2%

Field Office Lease

The Company leased field office space in Midland, Texas from an unrelated third party from March 1, 2011. On March 1, 2014, the building was purchased by WT Commercial Portfolio, LLC, which is controlled by an affiliate of Wexford. The term of the lease expires on February 28, 2018. The monthly base rent was $11,000 and increased 3% annually on March 1 of each year. During the third quarter of 2014, the Company entered into a sublease with Bison, in which Bison leased the field office space on the same terms as the Company’s lease for the remainder of the lease term. The Company paid rent of $0.2 million during both of the years ended December 31, 2016 and 2015. The Company received payments of $0.2 million from Bison in respect of this sublease during both of the years ended December 31, 2016 and 2015. During the second quarter of 2017, the sublease between the Company and Bison as well as the original lease between the Company and WT Commercial Portfolio, LLC were terminated.

The Partnership - Lease Bonus
During the year ended December 31, 2017, the Company paid the Partnership $0.1 million in lease bonus payments to extend the term of two leases, reflecting an average bonus of $7,459 per acre. During the year ended December 31, 2016, the Company paid the Partnership $0.3 million in lease bonus payments to extend the term of six leases, reflecting an average bonus of $1,371 per acre.
12.    INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company is subject to corporate income taxes and the Texas margin tax.

For certain reporting periods prior to the quarter ended December 31, 2017, the Company’s deferred tax assets exceeded its deferred tax liabilities. The resulting net deferred tax asset was subject to a full valuation allowance. The Company continually assesses its deferred tax assets for realizability and, as a result of such reassessment, in the quarter ended December 31, 2017 the Company determined that sufficient evidence existed to indicate that it is probable that its deferred tax assets will be realized primarily through the unfavorable reversal of deferred tax liabilities, which currently exceed the Company’s deferred tax assets. In the quarter ended December 31, 2017, the valuation allowance historically applied against the Company’s gross deferred tax assets was removed. The Company’s gross deferred tax assets were recorded based upon the 35% federal income tax rate that was in effect prior to the enactment of the Tax Cut and Jobs Act. Subsequently, but also in the quarter ended December 31, 2017, the Company’s deferred tax assets and deferred tax liabilities were revalued to reflect the federal income tax rate enacted by the Tax Cut and Jobs Act. The effects of the removal of the valuation allowance and the reduction to the federal income tax rate may both be seen in the reconciliation of our effective tax rate to the statutory rate below.

The Tax Cuts and Jobs Act, a historic reform of the U.S. federal income tax statutes, was enacted on December 22, 2017. Among other significant features, the Tax Cut and Jobs Act reduces the maximum US federal corporate income tax rate from 35% to 21%, preserves long-standing upstream oil and gas tax provisions such as immediate deduction of intangible drilling costs, allows for immediate expensing of capital expenditures for tangible personal property for a period of time, modifies the provisions related to the limitations on deductions for executive compensation of publicly traded corporations, and enacts new limitations regarding the deductibility of interest expense.

As of the completion of the Company’s financial statements for its year ended December 31, 2017, the Company has substantially completed its accounting for the effects of the enactment of the Tax Cut and Jobs Act. With respect to those items

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

for which the Company’s accounting is not complete, as described below, the Company has made reasonable estimates of the effects on its existing deferred tax balances. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed.

To account for the effects of the Tax Cut and Jobs Act, the Company remeasured its deferred tax assets and liabilities based on the federal income and state income tax rates at which they are now expected to reverse, which is generally a federal income tax rate of 21%. The enacted rate change resulted in a non-cash decrease of approximately $67.9 million to the Company’s income tax provision for the period ended December 31, 2017 and a corresponding reduction to the Company’s net noncurrent deferred tax liability balance as of December 31, 2017.

The Company is still analyzing certain aspects of the Tax Cuts and Jobs Act, specifically the provisions related to limitations on the deductibility of certain executive compensation, including equity based compensation. The Company is refining its calculations, which could potentially affect the measurement of related deferred tax balances or potentially give rise to new deferred tax amounts. The Company does not expect that a material adjustment to its deferred tax position will result from the completion of its computations, which the Company expects to finalize by the fourth quarter of 2018.

At December 31, 2017, the Company did not have any significant uncertain tax positions requiring recognition in the financial statements. The tax years 2014 through 2017 remain subject to examination by the major tax jurisdictions.

The components of the provision for income taxes for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Current income tax provision (benefit):
Federal	$—	$—	$(33)
State	999	192	268
Total current income tax provision	999	192	235
Deferred income tax provision (benefit):
Federal	(21,720)	(579)	(198,729)
State	1,153	579	(2,816)
Total deferred income tax provision (benefit)	(20,567)	—	(201,545)
Total provision for (benefit from) income taxes	$(19,568)	$192	$(201,310)

A reconciliation of the statutory federal income tax amount to the recorded expense is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Income tax expense (benefit) at the federal statutory rate (35%)	$174,016	$(57,694)	$(263,179)
Impact of nontaxable noncontrolling interest	(12,073)	—	—
Income tax benefit relating to change in statutory tax rate	(67,938)	—	(1,145)
State income tax expense (benefit), net of federal tax effect	3,413	770	(2,548)
Non-deductible compensation	13,492	3,990	1,354
Change in valuation allowance	(127,485)	53,336	61,056
Other, net	(2,993)	(210)	3,152
Provision for (benefit from) income taxes	$(19,568)	$192	$(201,310)

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The components of the Company’s deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
	(In thousands)
Current:
Deferred tax assets
Derivative instruments	$—	$7,771
Other	—	3,518
Current deferred tax assets	—	11,289
Valuation allowance	—	(11,289)
Current deferred tax assets, net of valuation allowance	—	—
Deferred tax liabilities
Derivative instruments	—	—
Total current deferred tax liabilities	—	—
Net current deferred tax assets	—	—
Noncurrent:
Deferred tax assets
Net operating loss carryforwards (subject to 20 year expiration)	74,997	139,065
Derivative instruments	22,918	—
Stock based compensation	942	6,234
Other	2,464	—
Noncurrent deferred tax assets	101,321	145,299
Valuation allowance	(104)	(103,112)
Noncurrent deferred tax assets, net of valuation allowance	101,217	42,187
Deferred tax liabilities
Oil and natural gas properties and equipment	202,997	42,187
Midstream assets	6,268	—
Total noncurrent deferred tax liabilities	209,265	42,187
Net noncurrent deferred tax liabilities	108,048	—
Net deferred tax liabilities	$108,048	$—

The Company incurred a tax net operating loss ("NOL") in the current year due principally to the ability to expense certain intangible drilling and development costs under current law. There is no tax refund available to the Company, nor is there any current income tax payable. At December 31, 2017, the Company had approximately $357.0 million of federal NOLs expiring in 2032 through 2037. The Company principally operates in the state of Texas and is subject to Texas Margin Tax, which currently does not include an NOL carryover provision. The Company believes that Section 382 of the Internal Revenue Code of 1986, as amended, which relates to tax attribute limitations upon the 50% or greater change of ownership of an entity during any three-year look back period, will not have an adverse effect on future NOL usage.

As of December 31, 2017, the Company has a remaining valuation allowance of $0.1 million for certain state NOL carryforwards which the Company does not believe are realizable as it does not anticipate future operations in those states. In the fourth quarter of 2017, the Company removed its valuation allowance against deferred tax assets for U.S. NOL carryforwards resulting in income tax benefit of $127.5 million. As discussed above, management’s assessment included consideration of all available positive and negative evidence including the anticipated timing of reversal of deferred tax liabilities. Management believes that the balance of the Company’s NOLs are realizable to the extent of future taxable income primarily related to the excess of book carrying value of properties over their respective tax bases. As a result of management’s assessment, in the quarter ended December 31, 2017, the Company has removed its valuation allowance against its federal NOLs and other federal deferred tax assets in order to state its deferred assets and liabilities at the amount more likely than not to be realized.

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

As of December 31, 2017, the Company had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

	2018		2019
	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)
Oil Swaps - WTI	9,761,000	$51.10	1,095,000	$49.82
Oil Swaps - BRENT	1,830,000	$54.89	0	$—
Oil Basis Swaps	5,475,000	$0.88	0	$—
Natural Gas Swaps	7,750,000	$3.14	0	$—

	Floor		Ceiling
	Volume (Bbls)	Fixed Price (per Bbl)	Volume (Bbls)	Fixed Price (per Bbl)
January 2018 - March 2018
Costless Collars	540,000	$47.00	270,000	$56.34

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties and the resulting net amounts presented in the Company’s consolidated balance sheets as of December 31, 2017 and 2016.

	December 31,
	2017	2016
	(in thousands)
Gross amounts of assets presented in the Consolidated Balance Sheet	$531	$709
Net amounts of assets presented in the Consolidated Balance Sheet	531	709

Gross amounts of liabilities presented in the Consolidated Balance Sheet	106,670	22,608
Net amounts of liabilities presented in the Consolidated Balance Sheet	$106,670	$22,608

The net amounts are classified as current or noncurrent based on their anticipated settlement dates. The net fair value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

	December 31,
	2017	2016
	(in thousands)
Current assets: derivative instruments	$531	$—
Noncurrent assets: derivative instruments	—	709
Total assets	$531	$709
Current liabilities: derivative instruments	$100,367	$22,608
Noncurrent liabilities: derivative instruments	6,303	—
Total liabilities	$106,670	$22,608

None of the Company’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following table summarizes the gains and losses on derivative instruments included in the consolidated statements of operations:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Change in fair value of open non-hedge derivative instruments	$(84,240)	$(26,522)	$(112,918)
Gain on settlement of non-hedge derivative instruments	6,728	1,177	144,869
Gain (loss) on derivative instruments	$(77,512)	$(25,345)	$31,951

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016.

	December 31,
	2017	2016
	(in thousands)
Fixed price swaps:
Quoted prices in active markets level 1	$—	$—
Significant other observable inputs level 2	(106,139)	23,317
Significant unobservable inputs level 3	—	—
Total	$(106,139)	$23,317

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets.

	December 31, 2017		December 31, 2016
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Debt:
Revolving credit facility	$397,000	$397,000	$—	$—
4.750% Senior Notes due 2024	500,000	501,855	500,000	491,250
5.375% Senior Notes due 2025	500,000	515,000	500,000	502,850
Partnership revolving credit facility	93,500	93,500	120,500	120,500

The fair value of the revolving credit facility and the Partnership’s revolving credit facility approximates their carrying value based on borrowing rates available to the Company for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Senior Notes was determined using the December 31, 2017 quoted market price, a Level 1 classification in the fair value hierarchy.

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

Lease Commitments

The following is a schedule of minimum future lease payments with commitments that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2017:

Year Ending December 31,	Drilling Rig Commitments	Office and Equipment Leases
	(in thousands)
2018	$21,882	$3,581
2019	10,082	3,307
2020	—	2,927
2021	—	2,406
2022	—	2,242
Thereafter	—	7,973
Total	$31,964	$22,436

The Company leases office space in Midland, Texas and in Oklahoma City, OK from unrelated third parties. The following table presents rent expense for the years ended December 31, 2017, 2016 and 2015.

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Rent Expense	$2,412	$1,961	$1,449

Drilling contracts

As of December 31, 2017, the Company had entered into drilling rig contracts with various third parties in the ordinary course of business to ensure rig availability to complete the Company’s drilling projects. These commitments are not recorded in the accompanying consolidated balance sheets. Future commitments as of December 31, 2017 total approximately $32.0 million.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

volume is calculated. The agreement may be terminated by Shell Trading (US) Company in the event that Shell Trading (US) Company’s contract for transportation on the pipeline is terminated.

Defined contribution plan

The Company sponsors a 401(k) defined contribution plan for the benefit of substantially all employees at their date of hire. The plan allows eligible employees to contribute up to 100% of their annual compensation, not to exceed annual limits established by the federal government. The Company makes matching contributions of up to 6% of an employee’s compensation and may make additional discretionary contributions for eligible employees. Employer contributions vest immediately. For the years ended December 31, 2017, 2016 and 2015 the Company paid $1.8 million, $1.2 million and $1.4 million, respectively, in contributions to the plan.

16.    SUBSEQUENT EVENTS

Commodity Contracts

Subsequent to December 31, 2017, the Company entered into new fixed price swaps and costless collars with corresponding put and call options. The Company’s derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate pricing.

The following tables present the derivative contracts entered into by the Company subsequent to December 31, 2017. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)
July 2018 - December 2018
Oil Swaps - WTI	184,000	$60.70
January 2019 - March 2019
Oil Swaps - WTI	90,000	$58.70

Fasken Building Purchase

On January 31, 2018, the Company completed its acquisition of the Fasken Center office buildings in Midland, TX where the Company’s corporate offices are located.

New Senior Notes due 2025 and Repayment of Portion of Outstanding Borrowings under Revolving Credit Facility

On January 29, 2018, the Company closed on the private placement issuance of $300.0 million aggregate principal amount of 5.375% Senior Notes due 2025. In the offering, the Company received approximately $308.4 million in net proceeds, after deducting the initial purchasers’ discount and its estimated offering expenses, but disregarding accrued interest. The Company used all of the net proceeds from the offering to repay a portion of the outstanding borrowings under its revolving credit facility. In connection with the offering, the lenders under the Company’s revolving credit facility waived the borrowing base decrease that would have been triggered in connection with the offering. Immediately following the completion of the offering and the application of the net proceeds thereof, the Company’s borrowing base remained $1.8 billion, the Company’s elected commitment was $1.0 billion, and the Company had $911.4 million of available borrowing capacity under its revolving credit facility.

17.    GUARANTOR FINANCIAL STATEMENTS

As of December 31, 2017, Diamondback E&P LLC and Diamondback O&G LLC (the “Guarantor Subsidiaries”) are guarantors under the indentures relating to the 2024 Senior Notes and the 2025 Senior Notes. In connection with the issuance of the 2024 Senior Notes and the 2025 Senior Notes, the Partnership, the General Partner, Viper Energy Partners LLC and Rattler Midstream LLC were designated as Non-Guarantor Subsidiaries. The following presents condensed consolidated financial information for the Company (which for purposes of this Note 17 is referred to as the “Parent”), the Guarantor Subsidiaries and the Non–Guarantor Subsidiaries on a consolidated basis. Elimination entries presented are necessary to combine the entities. The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

information may not necessarily be indicative of results of operations, cash flows or financial position had the Guarantor Subsidiaries operated as independent entities. The Company has not presented separate financial and narrative information for each of the Guarantor Subsidiaries because it believes such financial and narrative information would not provide any additional information that would be material in evaluating the sufficiency of the Guarantor Subsidiaries.

Condensed Consolidated Balance Sheet
December 31, 2017
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$54,074	$34,175	$24,197	$—	$112,446
Accounts receivable	—	205,859	25,754	—	231,613
Accounts receivable - related party	—	—	5,142	(5,142)	—
Intercompany receivable	2,624,810	2,267,308	—	(4,892,118)	—
Inventories	—	9,108	—	—	9,108
Other current assets	618	4,461	355	—	5,434
Total current assets	2,679,502	2,520,911	55,448	(4,897,260)	358,601
Property and equipment:
Oil and natural gas properties, at cost, full cost method of accounting	—	8,129,211	1,103,897	(414)	9,232,694
Midstream assets	—	191,519	—	—	191,519
Other property, equipment and land	—	80,776	—	—	80,776
Accumulated depletion, depreciation, amortization and impairment	—	(1,976,248)	(189,466)	4,342	(2,161,372)
Net property and equipment	—	6,425,258	914,431	3,928	7,343,617
Funds held in escrow	—	—	6,304	—	6,304
Derivative instruments	—	—	—	—	—
Investment in subsidiaries	3,809,557	—	—	(3,809,557)	—
Other assets	—	25,609	36,854	—	62,463
Total assets	$6,489,059	$8,971,778	$1,013,037	$(8,702,889)	$7,770,985
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$1	$91,629	$2,960	$—	$94,590
Intercompany payable	132,067	4,765,193	—	(4,897,260)	—
Other current liabilities	7,236	472,933	2,669	—	482,838
Total current liabilities	139,304	5,329,755	5,629	(4,897,260)	577,428
Long-term debt	986,847	397,000	93,500	—	1,477,347
Derivative instruments	—	6,303	—	—	6,303
Asset retirement obligations	—	20,122	—	—	20,122
Deferred income taxes	108,048	—	—	—	108,048
Total liabilities	1,234,199	5,753,180	99,129	(4,897,260)	2,189,248
Commitments and contingencies
Stockholders’ equity	5,254,860	3,218,598	913,908	(4,132,506)	5,254,860
Non-controlling interest	—	—	—	326,877	326,877
Total equity	5,254,860	3,218,598	913,908	(3,805,629)	5,581,737
Total liabilities and equity	$6,489,059	$8,971,778	$1,013,037	$(8,702,889)	$7,770,985

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2017
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$903,842	$—	$140,175	$1,044,017
Natural gas sales	—	42,899	—	9,311	52,210
Natural gas liquid sales	—	79,371	—	10,677	90,048
Royalty income	—	—	160,163	(160,163)	—
Lease bonus income	—	—	11,870	(106)	11,764
Midstream services	—	7,072	—	—	7,072
Total revenues	—	1,033,184	172,033	(106)	1,205,111
Costs and expenses:
Lease operating expenses	—	126,524	—	—	126,524
Production and ad valorem taxes	—	62,897	10,608	—	73,505
Gathering and transportation	—	12,045	789	—	12,834
Midstream services	—	10,409	—	—	10,409
Depreciation, depletion and amortization	—	281,989	40,519	4,251	326,759
General and administrative expenses	26,776	18,057	6,296	(2,460)	48,669
Asset retirement obligation accretion	—	1,391	—	—	1,391
Total costs and expenses	26,776	513,312	58,212	1,791	600,091
Income (loss) from operations	(26,776)	519,872	113,821	(1,897)	605,020
Other income (expense)
Interest expense, net	(29,925)	(7,465)	(3,164)	—	(40,554)
Other income, net	1,142	10,732	821	(2,460)	10,235
Loss on derivative instruments, net	—	(77,512)	—	—	(77,512)
Total other expense, net	(28,783)	(74,245)	(2,343)	(2,460)	(107,831)
Income (loss) before income taxes	(55,559)	445,627	111,478	(4,357)	497,189
Benefit from income taxes	(19,568)	—	—	—	(19,568)
Net income (loss)	(35,991)	445,627	111,478	(4,357)	516,757
Net income attributable to non-controlling interest	—	—	—	34,496	34,496
Net income (loss) attributable to Diamondback Energy, Inc.	$(35,991)	$445,627	$111,478	$(38,853)	$482,261

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2016
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$399,007	$—	$71,521	$470,528
Natural gas sales	—	19,399	—	3,107	22,506
Natural gas liquid sales	—	29,864	—	4,209	34,073
Royalty income	—	—	78,837	(78,837)	—
Lease bonus income	—	—	309	(309)	—
Total revenues	—	448,270	79,146	(309)	527,107
Costs and expenses:
Lease operating expenses	—	82,428	—	—	82,428
Production and ad valorem taxes	—	28,912	5,544	—	34,456
Gathering and transportation	—	11,189	415	2	11,606
Depreciation, depletion and amortization	—	151,376	29,820	(3,181)	178,015
Impairment of oil and natural gas properties	—	198,067	47,469	—	245,536
General and administrative expenses	25,959	11,451	5,209	—	42,619
Asset retirement obligation accretion	—	1,064	—	—	1,064
Total costs and expenses	25,959	484,487	88,457	(3,179)	595,724
Income (loss) from operations	(25,959)	(36,217)	(9,311)	2,870	(68,617)
Other income (expense)
Interest expense, net	(35,318)	(2,911)	(2,455)	—	(40,684)
Other income, net	437	2,010	867	(250)	3,064
Loss on derivative instruments, net	—	(25,345)	—	—	(25,345)
Loss on extinguishment of debt	(33,134)	—	—	—	(33,134)
Total other expense, net	(68,015)	(26,246)	(1,588)	(250)	(96,099)
Income (loss) before income taxes	(93,974)	(62,463)	(10,899)	2,620	(164,716)
Provision for income taxes	192	—	—	—	192
Net income (loss)	(94,166)	(62,463)	(10,899)	2,620	(164,908)
Net income attributable to non-controlling interest	—	—	—	126	126
Net income (loss) attributable to Diamondback Energy, Inc.	$(94,166)	$(62,463)	$(10,899)	$2,494	$(165,034)

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidated Statement of Operations
Year Ended December 31, 2015
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$336,106	$—	$69,609	$405,715
Natural gas sales	—	16,932	—	2,660	19,592
Natural gas liquid sales	—	18,836	—	2,590	21,426
Royalty income	—	—	74,859	(74,859)	—
Total revenues	—	371,874	74,859	—	446,733
Costs and expenses:
Lease operating expenses	—	82,625	—	—	82,625
Production and ad valorem taxes	—	27,459	5,531	—	32,990
Gathering and transportation	—	5,832	259	—	6,091
Depreciation, depletion and amortization	—	182,395	35,436	(134)	217,697
Impairment of oil and natural gas properties	—	814,798	3,423	(3,423)	814,798
General and administrative expenses	17,077	9,056	5,835	—	31,968
Asset retirement obligation accretion expense	—	833	—	—	833
Total costs and expenses	17,077	1,122,998	50,484	(3,557)	1,187,002
Income (loss) from operations	(17,077)	(751,124)	24,375	3,557	(740,269)
Other income (expense)
Interest expense, net	(35,651)	(4,749)	(1,110)	—	(41,510)
Other income, net	1	(427)	1,154	—	728
Gain on derivative instruments, net	—	31,951	—	—	31,951
Total other expense, net	(35,650)	26,775	44	—	(8,831)
Income (loss) before income taxes	(52,727)	(724,349)	24,419	3,557	(749,100)
Benefit from income taxes	(201,310)	—	—	—	(201,310)
Net income (loss)	$148,583	$(724,349)	$24,419	$3,557	$(547,790)
Net income attributable to non-controlling interest	$—	$—	$—	$2,838	$2,838
Net income (loss) attributable to Diamondback Energy, Inc.	$148,583	$(724,349)	$24,419	$719	$(550,628)

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2017
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(29,470)	$778,876	$139,219	$—	$888,625
Cash flows from investing activities:
Additions to oil and natural gas properties	—	(792,599)	—	—	(792,599)
Additions to midstream assets	—	(68,139)	—	—	(68,139)
Purchase of other property, equipment and land	—	(22,779)	—	—	(22,779)
Acquisition of leasehold interests	—	(1,960,591)	—	—	(1,960,591)
Acquisition of mineral interests	—	(63,371)	(344,079)	—	(407,450)
Acquisition of midstream assets	—	(50,279)	—	—	(50,279)
Proceeds from sale of assets	—	65,656	—	—	65,656
Funds held in escrow	—	104,087	—	—	104,087
Equity investments	—	(188)	—	—	(188)
Intercompany transfers	(1,631,078)	1,631,078	—	—	—
Net cash used in investing activities	(1,631,078)	(1,157,125)	(344,079)	—	(3,132,282)
Cash flows from financing activities:
Proceeds from borrowing on credit facility	—	475,000	278,500	—	753,500
Repayment on credit facility	—	(78,000)	(305,500)	—	(383,500)
Purchase of subsidiary units by parent	(10,068)	—	—	10,068	—
Debt issuance costs	(8,326)	1,289	(2,259)	—	(9,296)
Public offering costs	(77)	—	(433)	—	(510)
Proceeds from public offerings	—	—	380,412	(10,068)	370,344
Distribution from subsidiary	89,509	—	—	(89,509)	—
Exercise of stock options	358	—	—	—	358
Distribution to non-controlling interest	—	—	(130,876)	89,509	(41,367)
Net cash provided by financing activities	71,396	398,289	219,844	—	689,529
Net increase (decrease) in cash and cash equivalents	(1,589,152)	20,040	14,984	—	(1,554,128)
Cash and cash equivalents at beginning of period	1,643,226	14,135	9,213	—	1,666,574
Cash and cash equivalents at end of period	$54,074	$34,175	$24,197	$—	$112,446

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2016
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(39,894)	$303,347	$68,627	$—	$332,080
Cash flows from investing activities:
Additions to oil and natural gas properties	—	(363,087)	—	—	(363,087)
Additions to midstream assets	—	(1,188)	—	—	(1,188)
Purchase of other property, equipment and land	—	(9,891)	—	—	(9,891)
Acquisition of leasehold interests	—	(611,280)	—	—	(611,280)
Acquisition of mineral interests	—	—	(205,721)	—	(205,721)
Proceeds from sale of assets	—	4,661	—	—	4,661
Funds held in escrow	—	(121,391)	—	—	(121,391)
Equity investments	—	(2,345)	—	—	(2,345)
Intercompany transfers	(796,053)	796,053	—	—	—
Net cash used in investing activities	(796,053)	(308,468)	(205,721)	—	(1,310,242)
Cash flows from financing activities:
Proceeds from borrowing on credit facility	—	—	164,000	—	164,000
Repayment on credit facility	—	(11,000)	(78,000)	—	(89,000)
Proceeds from senior notes	1,000,000	—	—	—	1,000,000
Repayment of senior notes	(450,000)	—	—	—	(450,000)
Premium on extinguishment of debt	(26,561)	—	—	—	(26,561)
Debt issuance costs	(14,449)	(172)	(442)	—	(15,063)
Public offering costs	(636)	—	(546)	—	(1,182)
Proceeds from public offerings	1,925,923	—	125,580	—	2,051,503
Distribution from subsidiary	55,250	—	—	(55,250)	—
Exercise of stock options	498	—	—	—	498
Distribution to non-controlling interest	—	—	(64,824)	55,250	(9,574)
Intercompany transfers	(11,000)	11,000	—	—	—
Net cash provided by (used in) financing activities	2,479,025	(172)	145,768	—	2,624,621
Net increase (decrease) in cash and cash equivalents	1,643,078	(5,293)	8,674	—	1,646,459
Cash and cash equivalents at beginning of period	148	19,428	539	—	20,115
Cash and cash equivalents at end of period	$1,643,226	$14,135	$9,213	$—	$1,666,574

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Condensed Consolidated Statement of Cash Flows
Year Ended December 31, 2015
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(37,597)	$390,266	$63,832	$—	$416,501
Cash flows from investing activities:
Additions to oil and natural gas properties	—	(419,512)	—	—	(419,512)
Purchase of other property, equipment and land	—	(1,213)	—	—	(1,213)
Acquisition of leasehold interests	—	(437,455)	—	—	(437,455)
Acquisition of royalty interests	—	—	(43,907)	—	(43,907)
Proceeds from sale of assets	—	9,739	—	—	9,739
Equity investments	—	(2,702)	—	—	(2,702)
Intercompany transfers	(145,023)	145,023	—	—	—
Net cash used in investing activities	(145,023)	(706,120)	(43,907)	—	(895,050)
Cash flows from financing activities:
Proceeds from borrowing on credit facility	—	390,501	34,500	—	425,001
Repayment on credit facility	—	(603,001)	—	—	(603,001)
Debt issuance costs	—	(85)	(441)	—	(526)
Public offering costs	(586)	—	—	—	(586)
Proceeds from public offerings	650,688	—	—	—	650,688
Distribution from subsidiary	60,587	—	—	(60,587)	—
Exercise of stock options	4,873	—	—	—	4,873
Distribution to non-controlling interest	—	—	(68,555)	60,587	(7,968)
Intercompany transfers	(532,800)	532,800	—	—	—
Net cash provided by (used in) financing activities	182,762	320,215	(34,496)	—	468,481
Net increase (decrease) in cash and cash equivalents	142	4,361	(14,571)	—	(10,068)
Cash and cash equivalents at beginning of period	6	15,067	15,110	—	30,183
Cash and cash equivalents at end of period	$148	$19,428	$539	$—	$20,115

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

Capitalized oil and natural gas costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion, amortization and impairment are as follows:

	December 31,
	2017	2016
	(In thousands)
Oil and Natural Gas Properties:
Proved properties	$5,126,829	$3,429,742
Unproved properties	4,105,865	1,730,519
Total oil and natural gas properties	9,232,694	5,160,261
Accumulated depreciation, depletion, amortization	(1,009,893)	(687,685)
Accumulated impairment	(1,143,498)	(1,143,498)
Net oil and natural gas properties capitalized	$7,079,303	$3,329,078

Costs incurred in oil and natural gas activities

Costs incurred in oil and natural gas property acquisition, exploration and development activities are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Acquisition costs
Proved properties	$452,661	$72,044	$64,340
Unproved properties	2,692,000	752,117	448,638
Development costs	145,362	47,575	42,749
Exploration costs	779,728	329,122	319,102
Capitalized asset retirement costs	2,682	4,030	3,458
Total	$4,072,433	$1,204,888	$878,287

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

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Oil, natural gas and natural gas liquid sales	$1,186,275	$527,107	$446,733
Lease operating expenses	(126,524)	(82,428)	(82,625)
Production and ad valorem taxes	(73,505)	(34,456)	(32,990)
Gathering and transportation	(12,834)	(11,606)	(6,091)
Depreciation, depletion, and amortization	(321,870)	(176,369)	(216,056)
Impairment	—	(245,536)	(814,798)
Asset retirement obligation accretion expense	(1,391)	(1,064)	(833)
Income tax benefit (expense)	19,568	(192)	201,310
Results of operations	$669,719	$(24,544)	$(505,350)

Oil and Natural Gas Reserves

Proved oil and natural gas reserve estimates as of December 31, 2017, 2016 and 2015 were prepared by Ryder Scott Company, L.P., independent petroleum engineers. Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon the 12-month unweighted average of the first-day-of-the-month prices.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The changes in estimated proved reserves are as follows:

	Oil (MBbls)	Natural Gas Liquids (MBbls)	Natural Gas (MMcf)
Proved Developed and Undeveloped Reserves:
As of January 1, 2015	75,690	18,542	111,605
Extensions and discoveries	48,725	12,056	53,453
Revisions of previous estimates	(12,130)	(4,081)	(14,726)
Purchase of reserves in place	2,775	1,165	7,102
Production	(9,081)	(1,678)	(7,931)
As of December 31, 2015	105,979	26,004	149,503
Extensions and discoveries	55,069	13,962	64,758
Revisions of previous estimates	(12,483)	(1,888)	(34,519)
Purchase of reserves in place	2,537	1,455	7,567
Divestitures	(366)	—	(1,985)
Production	(11,562)	(2,399)	(10,428)
As of December 31, 2016	139,174	37,134	174,896
Extensions and discoveries	99,980	20,825	109,032
Revisions of previous estimates	(7,715)	(1,466)	(10,065)
Purchase of reserves in place	24,322	2,633	34,640
Divestitures	(1,163)	(461)	(2,474)
Production	(21,417)	(4,056)	(20,660)
As of December 31, 2017	233,181	54,609	285,369

Proved Developed Reserves:
January 1, 2015	43,886	11,221	68,264
December 31, 2015	60,569	15,418	96,871
December 31, 2016	79,457	22,080	105,399
December 31, 2017	141,246	35,412	190,740

Proved Undeveloped Reserves:
January 1, 2015	31,804	7,321	43,341
December 31, 2015	45,409	10,586	52,632
December 31, 2016	59,717	15,054	69,497
December 31, 2017	91,935	19,198	94,629

Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.

During the year ended December 31, 2017, the Company’s extensions and discoveries of 138,977 MBOE resulted primarily from the drilling of 102 new wells and from 87 new proved undeveloped locations added. Partnership royalty interests accounted for 8% of the extension volumes. The Company’s revisions of previous estimates were primarily the result of 2,550 MBOE from reclassifying PUD locations due to anticipated timing, with the remaining 8,308 MBOE being technical revisions. Delaware Basin working interest purchases accounted for 87% of the total purchases and Partnership royalty interest purchases accounted for 10%, with working interest purchases contributing the remainder.

During the year ended December 31, 2016, the Company’s extensions and discoveries of 69,042 MBOE resulted primarily from the drilling of 59 new wells and from 51 new proved undeveloped locations added. The Company owns the mineral interests associated with 30 of the 59 new wells and 30 of the 51 proved undeveloped locations through the Partnership. The Company’s negative revisions of previous estimates were primarily the result of 5,978 MBOE of pricing revisions and 7,253 MBOE from reclassifying 17 locations from proved undeveloped due to pricing. Purchases of reserves in place of 3,993 MBOE

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

were primarily the result of the purchase of producing wells included with the Reeves and Ward county acreage purchase and reserves associated with multiple purchases made by the Partnership.

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

At December 31, 2017, the Company’s estimated PUD reserves were approximately 126,904 MBOE, a 40,550 MBOE increase over the reserve estimate at December 31, 2016 of 86,354 MBOE. The following table includes the changes in PUD reserves for 2017:

(MBOE)
Beginning proved undeveloped reserves at December 31, 2016	86,354
Undeveloped reserves transferred to developed	(31,666)
Revisions	(4,710)
Net purchases	6,246
Extensions and discoveries	70,680
Ending proved undeveloped reserves at December 31, 2017	126,904

The increase in proved undeveloped reserves was primarily attributable to extensions of 67,676 MBOE from 87 gross (75 net) wells in which the Company has a working interest and 3,004 MBOE from 40 gross wells in which the Partnership owns royalty interests. Of the 87 gross wells, 26 were in the Delaware Basin. Transfers of 31,666 MBOE were the result of drilling or participating in 44 gross (37 net) horizontal wells in which the Company has a working interest and 27 gross wells in which the Company has a royalty interest or mineral interest through the Partnership. The Company owns a working interest in 23 of the 27 gross Partnership wells. Net purchases of 6,246 MBOE were primarily from the Company’s purchase in Pecos and Reeves counties. Downward revisions of 4,710 MBOE resulted from reclassification of seven locations and technical revisions.

As of December 31, 2017, all of the Company’s proved undeveloped reserves are planned to be developed within five years from the date they were initially recorded. During 2017, approximately $145.4 million in capital expenditures went toward the development of proved undeveloped reserves, which includes drilling, completion and other facility costs associated with developing proved undeveloped wells.

Standardized Measure of Discounted Future Net Cash Flows

The standardized measure of discounted future net cash flows is based on the unweighted average, first-day-of-the-month price. The projections should not be viewed as realistic estimates of future cash flows, nor should the “standardized measure” be interpreted as representing current value to the Company. Material revisions to estimates of proved reserves may occur in the future; development and production of the reserves may not occur in the periods assumed; actual prices realized are expected to vary significantly from those used; and actual costs may vary.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table sets forth the standardized measure of discounted future net cash flows attributable to the Company’s proved oil and natural gas reserves as of December 31, 2017, 2016 and 2015.

	December 31,
	2017	2016	2015
	(In thousands)
Future cash inflows	$12,921,897	$6,275,705	$5,377,783
Future development costs	(1,123,979)	(617,636)	(548,239)
Future production costs	(2,994,877)	(1,392,852)	(1,279,101)
Future production taxes	(928,891)	(459,244)	(363,129)
Future income tax expenses	(83,961)	(75,595)	(28,233)
Future net cash flows	7,790,189	3,730,378	3,159,081
10% discount to reflect timing of cash flows	(4,033,130)	(2,018,965)	(1,740,948)
Standardized measure of discounted future net cash flows	$3,757,059	$1,711,413	$1,418,133

In the table below the average first-day-of–the-month price for oil, natural gas and natural gas liquids is presented, all utilized in the computation of future cash inflows.

	December 31,
	2017	2016	2015
	Unweighted Arithmetic Average
	First-Day-of-the-Month Prices
Oil (per Bbl)	$48.03	$39.94	$45.07
Natural gas (per Mcf)	$2.06	$1.36	$1.83
Natural gas liquids (per Bbl)	$20.79	$12.91	$12.56

Principal changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved reserves are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Standardized measure of discounted future net cash flows at the beginning of the period	$1,711,413	$1,418,133	$2,045,224
Sales of oil and natural gas, net of production costs	(986,246)	(411,558)	(331,119)
Acquisition of reserves	439,396	43,142	58,849
Divestiture of reserves	(11,072)	(5,481)	(1,490)
Extensions and discoveries, net of future development costs	1,791,686	779,359	629,149
Previously estimated development costs incurred during the period	190,121	85,696	129,901
Net changes in prices and production costs	577,781	(150,509)	(1,383,698)
Changes in estimated future development costs	(52,908)	20,647	38,638
Revisions of previous quantity estimates	(98,857)	(123,795)	(377,160)
Accretion of discount	174,185	143,134	236,716
Net change in income taxes	(9,074)	(30,530)	268,963
Net changes in timing of production and other	30,634	(56,825)	104,160
Standardized measure of discounted future net cash flows at the end of the period	$3,757,059	$1,711,413	$1,418,133

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

19. QUARTERLY FINANCIAL DATA (Unaudited)

The Company’s unaudited quarterly financial data for 2017 and 2016 is summarized below.

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$235,230	$269,434	$301,253	$399,194
Income from operations	116,410	132,308	142,639	213,663
Income tax expense (benefit)	1,957	1,579	857	(23,961)
Net income	141,074	164,128	81,948	129,607
Net income attributable to non-controlling interest	4,801	5,723	8,924	15,048
Net income attributable to Diamondback Energy, Inc.	$136,273	$158,405	$73,024	$114,559
Earnings per common share
Basic	$1.46	$1.61	$0.74	$1.17
Diluted	$1.46	$1.61	$0.74	$1.16

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$87,481	$112,483	$142,131	$185,012
Income (loss) from operations	(27,603)	(134,786)	6,693	87,079
Income tax expense (benefit)	—	368	—	(176)
Net income (loss)	(35,627)	(157,121)	(600)	28,440
Net income (loss) attributable to non-controlling interest	(2,715)	(1,631)	1,630	2,842
Net income (loss) attributable to Diamondback Energy, Inc.	$(32,912)	$(155,490)	$(2,230)	$25,598
Earnings per common share
Basic	$(0.46)	$(2.17)	$(0.03)	$0.32
Diluted	$(0.46)	$(2.17)	$(0.03)	$0.32