Form 10-Q
period 2018-06-30
Diamondback Energy, Inc.
filed 2018-08-09
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2018, 98,621,440 shares of the registrant’s common stock were outstanding.

DIAMONDBACK ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

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

Crude oil	Liquid hydrocarbons retrieved from geological structures underground to be refined into fuel sources.
Finding and development costs	Capital costs incurred in the acquisition, exploitation and exploration of proved oil and natural gas reserves divided by proved reserve additions and revisions to proved reserves.
Gross acres or gross wells	The total acres or wells, as the case may be, in which a working interest is owned.
Horizontal drilling	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle with a specified interval.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
Mb/d	Thousand barrels per day.
Mcf	Thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	Million British Thermal Units.
Net acres or net wells	The sum of the fractional working interest owned in gross acres.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
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

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms that are used in this report.

Company	Diamondback Energy, Inc., a Delaware corporation.
Equity Plan	The Company’s Equity Incentive Plan.
Exchange Act	The Securities Exchange Act of 1934, as amended.
GAAP	Accounting principles generally accepted in the United States.
General Partner	Viper Energy Partners GP LLC, a Delaware limited liability company and the General Partner of the Partnership.
NYMEX	New York Mercantile Exchange.
Partnership	Viper Energy Partners LP, a Delaware limited partnership.
Partnership Agreement	The first amended and restated agreement of limited partnership, dated June 23, 2014, entered into by the General Partner and Diamondback in connection with the closing of the Viper Offering.
Operating Company	Viper Energy Partners LLC, a Delaware limited liability company and a subsidiary of the Partnership.
SEC	United States Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
2024 Senior Notes	The Company’s 4.750% senior unsecured notes due 2024 in the aggregate principal amount of $500 million.
2025 Senior Notes	The Company’s 5.375% senior unsecured notes due 2025 in the aggregate principal amount of $500 million.
Senior Notes	The 2024 Senior Notes and the 2025 Senior Notes.
Viper LTIP	Viper Energy Partners LP Long Term Incentive Plan.
Viper Offering	The Partnerships’ initial public offering.
Wells Fargo	Wells Fargo Bank, National Association.

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

Forward-looking statements may include statements about our:

•	business strategy;

•	exploration and development drilling prospects, inventories, projects and programs;

•	oil and natural gas reserves;

•	acquisitions, including our pending acquisition of certain leasehold acres and other assets from Ajax Recourses, LLC discussed elsewhere in this report;

•	identified drilling locations;

•	ability to obtain permits and governmental approvals;

•	technology;

•	financial strategy;

•	realized oil and natural gas prices;

•	production;

•	lease operating expenses, general and administrative costs and finding and development costs;

•	future operating results; and

•	plans, objectives, expectations and intentions.

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

v

Diamondback Energy, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2018	2017
	(In thousands, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$113,927	$112,446
Accounts receivable:
Joint interest and other	91,036	73,038
Oil and natural gas sales	167,854	158,575
Inventories	13,264	9,108
Derivative instruments	—	531
Prepaid expenses and other	7,266	4,903
Total current assets	393,347	358,601
Property and equipment:
Oil and natural gas properties, full cost method of accounting ($4,286,320 and $4,105,865 excluded from amortization at June 30, 2018 and December 31, 2017, respectively)	10,315,425	9,232,694
Midstream assets	343,387	191,519
Other property, equipment and land	85,472	80,776
Accumulated depletion, depreciation, amortization and impairment	(2,401,240)	(2,161,372)
Net property and equipment	8,343,044	7,343,617
Funds held in escrow	—	6,304
Deferred tax asset	72,049	—
Investment in real estate, net	108,564	—
Other assets	37,391	62,463
Total assets	$8,954,395	$7,770,985
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$73,974	$94,590
Accrued capital expenditures	369,957	221,256
Other accrued liabilities	94,266	92,512
Revenues and royalties payable	77,550	68,703
Derivative instruments	111,330	100,367
Total current liabilities	727,077	577,428
Long-term debt	1,967,074	1,477,347
Derivative instruments	8,514	6,303
Asset retirement obligations	21,780	20,122
Deferred income taxes	217,476	108,048
Other long term liabilities	7	—
Total liabilities	2,941,928	2,189,248
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 98,619,628 issued and outstanding at June 30, 2018; 98,167,289 issued and outstanding at December 31, 2017	986	982
Additional paid-in capital	5,307,358	5,291,011
Retained earnings (accumulated deficit)	323,105	(37,133)
Total Diamondback Energy, Inc. stockholders’ equity	5,631,449	5,254,860
Non-controlling interest	381,018	326,877
Total equity	6,012,467	5,581,737
Total liabilities and equity	$8,954,395	$7,770,985
See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Revenues:
Oil sales	$460,437	$237,884	$879,705	$444,958
Natural gas sales	11,365	12,693	25,743	22,615
Natural gas liquid sales	43,135	16,857	76,248	32,359
Lease bonus	928	583	928	2,185
Midstream services	7,983	1,417	19,378	2,547
Other operating income	2,425	—	4,466	—
Total revenues	526,273	269,434	1,006,468	504,664
Costs and expenses:
Lease operating expenses	42,647	28,989	79,992	55,615
Production and ad valorem taxes	32,202	15,879	59,506	31,604
Gathering and transportation	6,813	3,015	11,098	5,634
Midstream services	17,601	1,828	28,790	2,682
Depreciation, depletion and amortization	129,867	75,173	245,083	134,102
General and administrative expenses (including non-cash equity-based compensation, net of capitalized amounts, of $5,650 and $6,168 for the three months ended June 30, 2018 and 2017, respectively, and $13,101 and $13,231 for the six months ended June 30, 2018 and 2017, respectively)	14,529	11,892	30,854	25,636
Asset retirement obligation accretion	365	350	720	673
Other operating expense	946	—	1,476	—
Total costs and expenses	244,970	137,126	457,519	255,946
Income from operations	281,303	132,308	548,949	248,718
Other income (expense):
Interest expense, net	(17,096)	(8,245)	(30,797)	(20,470)
Other income, net	84,472	8,324	87,208	9,469
Gain (loss) on derivative instruments, net	(58,587)	33,320	(90,932)	71,021
Gain on revaluation of investment	4,465	—	5,364	—
Total other income (expense), net	13,254	33,399	(29,157)	60,020
Income before income taxes	294,557	165,707	519,792	308,738
Provision for (benefit from) income taxes	(6,607)	1,579	40,474	3,536
Net income	301,164	164,128	479,318	305,202
Net income attributable to non-controlling interest	82,018	5,723	97,360	10,524
Net income attributable to Diamondback Energy, Inc.	$219,146	$158,405	$381,958	$294,678
Earnings per common share:
Basic	$2.22	$1.61	$3.87	$3.08
Diluted	$2.22	$1.61	$3.87	$3.07
Weighted average common shares outstanding:
Basic	98,614	98,142	98,584	95,665
Diluted	98,797	98,354	98,820	95,925
Dividends declared per share	$0.125	$—	$0.250	$—

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Shares	Amount
	(In thousands)
Balance December 31, 2016	90,144	$901	$4,215,955	$(519,394)	$320,830	$4,018,292
Net proceeds from issuance of common units - Viper Energy Partners LP		—	—	—	147,492	147,492
Unit-based compensation		—	—	—	1,537	1,537
Common units issued for acquisition		—	—	—	3,050	3,050
Stock-based compensation		—	15,939	—	—	15,939
Distribution to non-controlling interest		—	—	—	(14,123)	(14,123)
Common shares issued in public offering, net of offering costs		—	14	—	—	14
Common shares issued for acquisition	7,686	77	809,096	—	—	809,173
Exercise of stock options and vesting of restricted stock units	299	3	355	—	—	358
Net income		—	—	294,678	10,524	305,202
Balance June 30, 2017	98,129	$981	$5,041,359	$(224,716)	$469,310	$5,286,934

Balance December 31, 2017	98,167	$982	$5,291,011	$(37,133)	$326,877	$5,581,737
Impact of adoption of ASU 2016-01, net of tax		—	—	(9,393)	(6,671)	(16,064)
Unit-based compensation		—	—	—	1,740	1,740
Stock-based compensation		—	16,351	—	—	16,351
Distribution to non-controlling interest		—	—	—	(38,288)	(38,288)
Dividend paid		—	—	(12,327)	—	(12,327)
Exercise of stock options and vesting of restricted stock units	452	4	(4)	—	—	—
Net income		—	—	381,958	97,360	479,318
Balance June 30, 2018	98,620	$986	$5,307,358	$323,105	$381,018	$6,012,467

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017

	(In thousands)
Cash flows from operating activities:
Net income	$479,318	$305,202
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	39,966	2,334
Asset retirement obligation accretion	720	673
Depreciation, depletion and amortization	245,083	134,102
Amortization of debt issuance costs	1,434	1,811
Change in fair value of derivative instruments	13,705	(68,010)
Income from equity investment	—	(156)
Gain on revaluation of investment	(5,358)	—
Equity-based compensation expense	13,101	13,231
Loss (gain) on sale of assets, net	3,123	(67)
Changes in operating assets and liabilities:
Accounts receivable	(1,067)	(36,137)
Accounts receivable-related party	—	289
Restricted cash	—	500
Inventories	(17,983)	(3,059)
Prepaid expenses and other	(2,926)	(4,966)
Accounts payable and accrued liabilities	(1,299)	26,782
Accounts payable and accrued liabilities-related party	—	(2)
Accrued interest	(11,953)	(7,756)
Income tax payable	(358)	1,017
Revenues and royalties payable	8,847	28,643
Net cash provided by operating activities	764,353	394,431
Cash flows from investing activities:
Additions to oil and natural gas properties	(650,058)	(291,767)
Additions to midstream assets	(94,503)	(4,444)
Purchase of other property, equipment and land	(3,978)	(13,825)
Acquisition of leasehold interests	(101,216)	(1,860,980)
Acquisition of mineral interests	(253,102)	(122,679)
Acquisition of midstream assets	—	(50,279)
Proceeds from sale of assets	3,879	1,295
Investment in real estate	(110,480)	—
Funds held in escrow	10,989	121,391
Equity investments	(125)	(188)
Net cash used in investing activities	(1,198,594)	(2,221,476)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	569,000	266,000
Repayment under credit facility	(388,000)	(221,000)
Proceeds from senior notes	312,000	—
Debt issuance costs	(4,375)	(1,605)
Public offering costs	(2,288)	(296)
Proceeds from public offerings	—	147,725
Proceeds from exercise of stock options	—	358
Dividends to stockholders	(12,327)	—
Distributions to non-controlling interest	(38,288)	(14,123)

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - Continued
(Unaudited)

	Six Months Ended June 30,
	2018	2017

Net cash provided by financing activities	435,722	177,059
Net increase (decrease) in cash and cash equivalents	1,481	(1,649,986)
Cash and cash equivalents at beginning of period	112,446	1,666,574
Cash and cash equivalents at end of period	$113,927	$16,588

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$44,199	$26,500
Supplemental disclosure of non-cash transactions:
Change in accrued capital expenditures	$148,701	$93,415
Capitalized stock-based compensation	$4,990	$4,244
Common stock issued for oil and natural gas properties	$—	$809,173
Asset retirement obligations acquired	$39	$2,180

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

The wholly-owned subsidiaries of Diamondback, as of June 30, 2018, include Diamondback E&P LLC, a Delaware limited liability company, Diamondback O&G LLC, a Delaware limited liability company, Viper Energy Partners GP LLC, a Delaware limited liability company, Rattler Midstream LLC (formerly known as White Fang Energy LLC), a Delaware limited liability company, and Tall City Towers LLC, a Delaware limited liability company. The consolidated subsidiaries include these wholly-owned subsidiaries as well as Viper Energy Partners LP, a Delaware limited partnership (the “Partnership”), and the Partnership’s wholly-owned subsidiary Viper Energy Partners LLC, a Delaware limited liability company (the “Operating Company”).

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation.

The Partnership is consolidated in the financial statements of the Company. As of June 30, 2018, the Company owned approximately 64% of the Partnership’s total units outstanding. The Company’s wholly-owned subsidiary, Viper Energy Partners GP LLC, is the General Partner of the Partnership.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Investments

The Partnership has an equity interest in a limited partnership that is so minor that the Partnership has no influence over the limited partnership’s operating and financial policies. This interest was acquired during the year ended December 31, 2014 and is accounted for under the cost method. Effective January 1, 2018, the Partnership adopted Accounting Standards Update 2016-01 which requires the Partnership to measure this investment at fair value which resulted in a downward adjustment of $18.7 million to record the impact of this adoption. For the three months and six months ended June 30, 2018, the Partnership recorded a gain of $4.5 million and $5.4 million, respectively, which then increased the Partnership’s investment balance to $20.4 million, which is included in other assets in the accompanying consolidated balance sheets.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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

In June 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-07, “Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting”. This update applies the existing employee guidance to nonemployee share-based transactions, with the exception of specific guidance related to the attribution of compensation cost. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the impact of the adoption of this update, but does not believe it will have a material impact.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and natural gas liquids sales may not be received for 30 to 90 days after the date

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and related accruals, and any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the three months ended June 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Company believes that the pricing provisions of its oil, natural gas and natural gas liquids contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the revenue related to expected sales volumes and prices for those properties are estimated and recorded.

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

The Company included in its consolidated statements of operations revenues of $48.0 million and direct operating expenses of $6.9 million for the period from February 28, 2017 to June 30, 2017 due to the acquisition.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Pro Forma Financial Information

The following unaudited summary pro forma consolidated statement of operations data of Diamondback for the three months and six months ended June 30, 2017 have been prepared to give effect to the February 28, 2017 acquisition as if it had occurred on January 1, 2016. The pro forma data are not necessarily indicative of financial results that would have been attained had the acquisitions occurred on January 1, 2016. The pro forma data also necessarily exclude various operation expenses related to the properties and the financial statements should not be viewed as indicative of operations in future periods.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(in thousands, except per share amounts)
Revenues	$269,434	$527,593
Income from operations	132,308	263,060
Net income	164,128	310,414
Basic earnings per common share	1.61	3.24
Diluted earnings per common share	1.61	3.24

5.    VIPER ENERGY PARTNERS LP

The Partnership is a publicly traded Delaware limited partnership, the common units of which are listed on the Nasdaq Global Market under the symbol “VNOM”. The Partnership was formed by Diamondback on February 27, 2014, to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin and the Eagle Ford Shale. Viper Energy Partners GP LLC, a fully-consolidated subsidiary of Diamondback, serves as the general partner of the Partnership. As of June 30, 2018, the Company owned approximately 64% of the Partnership’s total units outstanding.

Recapitalization, Tax Status Election and Related Transactions by Viper

In March 2018, the Partnership announced that the Board of Directors of the General Partner had unanimously approved a change of the Partnership’s federal income tax status from that of a pass-through partnership to that of a taxable entity via a “check the box” election. In connection with making this election, on May 9, 2018 the Partnership (i) amended and restated its First Amended and Restated Partnership Agreement, (ii) amended and restated the First Amended and Restated Limited Liability Company Agreement of the Operating Company, (iii) amended and restated its existing registration rights agreement with the Company and (iv) entered into an exchange agreement with the Company, the General Partner and the Operating Company. Simultaneously with the effectiveness of these agreements, the Company delivered and assigned to the Partnership the 73,150,000 common units the Company owned in exchange for (i) 73,150,000 of the Partnership’s newly-issued Class B units and (ii) 73,150,000 newly-issued units of the Operating Company pursuant to the terms of a Recapitalization Agreement dated March 28, 2018, as amended as of May 9, 2018 (the “Recapitalization Agreement”). Immediately following that exchange, the Partnership continued to be the managing member of the Operating Company, with sole control of its operations, and owned approximately 36% of the outstanding units issued by the Operating Company, and the Company owned the remaining approximately 64% of the outstanding units issued by the Operating Company. The Operating Company units and the Partnership’s Class B units owned by the Company are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

On May 10, 2018, the change in the Partnership’s income tax status became effective. On that date, pursuant to the terms of the Recapitalization Agreement, (i) the General Partner made a cash capital contribution of $1.0 million to the Partnership in respect of its general partner interest and (ii) the Company made a cash capital contribution of $1.0 million to the Partnership in respect of the Class B units. The Company, as the holder of the Class B units, and the General Partner, as the holder of the general partner interest, are entitled to receive an 8% annual distribution on the outstanding amount of these capital contributions, payable quarterly, as a return on this invested capital. On May 10, 2018, the Company also exchanged 731,500 Class B units and 731,500 units in the Operating Company for 731,500 common units of the Partnership and a cash amount of $10,000 representing a proportionate return of the $1.0 million invested capital in respect of the Class B units. The General Partner continues to serve as the Partnership’s general partner and the Company continues to control the Partnership. After the effectiveness of the tax status election and the

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

completion of related transactions, the Partnership’s minerals business continues to be conducted through the Operating Company, which continues to be taxed as a partnership for federal and state income tax purposes. This structure is anticipated to provide significant benefits to the Partnership’s business, including operational effectiveness, acquisition and disposition transactional planning flexibility and income tax efficiency. For additional information regarding the tax status election and related transactions, please refer to the Partnership’s Definitive Information Statement on Schedule 14C filed with the SEC on April 17, 2018 and the Partnership’s Current Report on Form 8-K filed with the SEC on May 15, 2018.

Partnership Agreement

The second amended and restated agreement of limited partnership, dated as of May 9, 2018, as amended as of May 10, 2018 (the “Partnership Agreement”), requires the Partnership to reimburse the General Partner for all direct and indirect expenses incurred or paid on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner in connection with operating the Partnership’s business. The Partnership Agreement does not set a limit on the amount of expenses for which the General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for the Partnership or on its behalf and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine the expenses that are allocable to the Partnership. For the three months ended June 30, 2018 and 2017, the General Partner allocated $0.6 million to the Partnership. For the six months ended June 30, 2018 and 2017, the General Partner allocated $1.2 million to the Partnership.

Tax Sharing

In connection with the closing of the Viper Offering, the Partnership entered into a tax sharing agreement with Diamondback, dated June 23, 2014, pursuant to which the Partnership agreed to reimburse Diamondback for its share of state and local income and other taxes for which the Partnership’s results are included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on June 23, 2014. The amount of any such reimbursement is limited to the tax the Partnership would have paid had it not been included in a combined group with Diamondback. Diamondback may use its tax attributes to cause its combined or consolidated group, of which the Partnership may be a member for this purpose, to owe less or no tax. In such a situation, the Partnership agreed to reimburse Diamondback for the tax the Partnership would have owed had the tax attributes not been available or used for the Partnership’s benefit, even though Diamondback had no cash tax expense for that period. For the three months and six months ended June 30, 2018, the Partnership accrued state income tax expense of $0.2 million for its share of Texas margin tax for which the Partnership’s results are included in a combined tax return filed by Diamondback.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

6.    PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	June 30,	December 31,
	2018	2017

	(in thousands)
Oil and natural gas properties:
Subject to depletion	$6,029,105	$5,126,829
Not subject to depletion	4,286,320	4,105,865
Gross oil and natural gas properties	10,315,425	9,232,694
Accumulated depletion	(1,237,781)	(1,009,893)
Accumulated impairment	(1,143,498)	(1,143,498)
Oil and natural gas properties, net	7,934,146	7,079,303
Midstream assets	343,387	191,519
Other property, equipment and land	85,472	80,776
Accumulated depreciation	(19,961)	(7,981)
Property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$8,343,044	$7,343,617

Balance of costs not subject to depletion:
Incurred in 2018	$374,515
Incurred in 2017	2,720,793
Incurred in 2016	717,065
Incurred in 2015	239,745
Incurred in 2014	234,202
Total not subject to depletion	$4,286,320

The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain internal costs, are capitalized and amortized on a composite unit of production method based on proved oil, natural gas liquids and natural gas reserves. Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. Costs, including related employee costs, associated with production and operation of the properties are charged to expense as incurred. All other internal costs not directly associated with exploration and development activities are charged to expense as they are incurred. Capitalized internal costs were approximately $6.7 million and $5.1 million for the three months ended June 30, 2018 and 2017, respectively, and $13.7 million and $10.2 million for the six months ended June 30, 2018 and 2017, respectively. Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The inclusion of the Company’s unevaluated costs into the amortization base is expected to be completed within three to five years. Acquisition costs not currently being amortized are primarily related to unproved acreage that the Company plans to prove up through drilling. The Company has no plans to let any acreage expire. Sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, natural gas liquids and natural gas.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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

At June 30, 2018, there was $90.0 million in exploration costs and development costs and $35.5 million in capitalized interest that was not subject to depletion. At December 31, 2017, there were $26.0 million in exploration costs and development costs and $22.1 million in capitalized interest that was not subject to depletion.

7.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligation liability for the following periods:

	Six Months Ended June 30,
	2018	2017

	(in thousands)
Asset retirement obligations, beginning of period	$21,285	$17,422
Additional liabilities incurred	1,535	990
Liabilities acquired	39	2,180
Liabilities settled	(1,420)	(149)
Accretion expense	720	673
Revisions in estimated liabilities	15	(2)
Asset retirement obligations, end of period	22,174	21,114
Less current portion	394	1,575
Asset retirement obligations - long-term	$21,780	$19,539

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

8.    EQUITY METHOD INVESTMENTS

In October 2014, the Company obtained a 25% interest in HMW Fluid Management LLC (“HMW LLC”), which was formed to develop, own and operate an integrated water management system to gather, store, process, treat, distribute and dispose of water to exploration and production companies operating in Midland, Martin and Andrews Counties, Texas. On June 30, 2018, HMW LLC’s operating agreement was amended effective January 1, 2018. As a result of the amendment, the Company will no longer recognize an equity investment in HMW LLC but will instead consolidate its interests in the net assets of HMW LLC. In exchange for the Company’s 25% investment, the Company received a 50% undivided ownership interest in two of the four salt water disposal wells and associated assets previously owned by HMW LLC. The Company’s basis in the assets is equivalent to its basis in the equity investment in HMW LLC. During the six months ended June 30, 2017, the Company invested $0.2 million in this entity and recorded $0.2 million, which is the Company’s share of HMW LLC’s net income, bringing its total investment to $6.7 million at June 30, 2017.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

9.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	June 30,	December 31,
	2018	2017

	(in thousands)
4.750 % Senior Notes due 2024	$500,000	$500,000
5.375 % Senior Notes due 2025	800,000	500,000
Unamortized debt issuance costs	(15,736)	(13,153)
Unamortized premium costs	11,310	—
Revolving credit facility	321,500	397,000
Partnership revolving credit facility	350,000	93,500
Total long-term debt	$1,967,074	$1,477,347

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

The Company’s Credit Facility

The Company and Diamondback O&G LLC, as borrower, entered into the second amended and restated credit agreement, dated November 1, 2013, as amended on June 9, 2014, November 13, 2014, June 21, 2016, December 15, 2016 and November 28, 2017, with a syndicate of banks, including Wells Fargo, as administrative agent, and its affiliate Wells Fargo Securities, LLC, as sole book runner and lead arranger. The credit agreement provides for a revolving credit facility in the maximum credit amount of $5.0 billion, subject to a borrowing base based on the Company’s oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be redetermined, under certain circumstances, annually with an effective date of May 1st, and, under certain circumstances, semi-annually with effective dates of May 1st and November 1st. In addition, the Company and Wells Fargo may each request up to two interim redeterminations of the borrowing base during any 12-month period. As of June 30, 2018, the borrowing base was set at $2.0 billion, the Company had elected a commitment amount of $1.0 billion and the Company had $321.5 million of outstanding borrowings under the revolving credit facility and $678.5 million available for future borrowings under its revolving credit facility.
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

Financial Covenant	Required Ratio
Ratio of total net debt to EBITDAX, as defined in the credit agreement	Not greater than 4.0 to 1.0
Ratio of current assets to liabilities, as defined in the credit agreement	Not less than 1.0 to 1.0

The covenant prohibiting additional indebtedness, as amended in November 2017, allows for the issuance of unsecured debt in the form of senior or senior subordinated notes if no default would result from the incurrence of such debt after giving effect thereto and if, in connection with any such issuance, the borrowing base is reduced by 25% of the stated principal amount of each such issuance.
As of June 30, 2018 and December 31, 2017, the Company was in compliance with all financial covenants under its revolving credit facility, as then in effect. The lenders may accelerate all of the indebtedness under the Company’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.

The Partnership’s Credit Agreement

On July 8, 2014, the Partnership entered into a secured revolving credit agreement with Wells Fargo, as administrative agent, certain other lenders and the Operating Company, the Partnership’s consolidated subsidiary, as guarantor. On May 8, 2018, the Operating Company assumed all liabilities as borrower under the credit agreement and the Partnership became a guarantor of the credit agreement. On July 20, 2018, the Operating Company, the Partnership, Wells Fargo and the other lenders amended and restated the credit agreement to reflect the assumption by the Operating Company.

The credit agreement, as amended and restated, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base based on the Partnership’s oil and natural gas reserves and other factors (the “borrowing base”) of $475.0 million, subject to scheduled semi-annual and other borrowing base redeterminations. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, the Operating Company and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. As of June 30, 2018, the borrowing base was set at $475.0 million, and there was $350.0 million of outstanding borrowings and $125.0 million available for future borrowings under the revolving credit facility.

The outstanding borrowings under the credit agreement bear interest at a per annum rate elected by the Operating Company that is equal to an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.75% to 1.75% per annum in the case of the alternate base rate and from 1.75% to 2.75% per annum in the case of LIBOR, in each case depending on the amount of loans and letters of credit outstanding

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

in relation to the commitment, which is defined as the lesser of the maximum credit amount and the borrowing base. The Operating Company is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment, which fee is also dependent on the amount of loans and letters of credit outstanding in relation to the commitment. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be repaid (i) to the extent the loan amount exceeds the commitment or the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period), (ii) in an amount equal to the net cash proceeds from the sale of property when a borrowing base deficiency or event of default exists under the credit agreement and (iii) at the maturity date of November 1, 2022. The loan is secured by substantially all of the assets of the Partnership and the Operating Company.

The credit agreement contains various affirmative, negative and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, purchases of margin stock, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates and entering into certain swap agreements, and require the maintenance of the financial ratios described below:

Financial Covenant	Required Ratio
Ratio of total net debt to EBITDAX, as defined in the credit agreement	Not greater than 4.0 to 1.0
Ratio of current assets to liabilities, as defined in the credit agreement	Not less than 1.0 to 1.0

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

The lenders may accelerate all of the indebtedness under the credit agreement upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.

10.    CAPITAL STOCK AND EARNINGS PER SHARE

Diamondback completed no equity offerings during the six months ended June 30, 2018 and June 30, 2017.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Net income attributable to common stock	$219,146	$158,405	$381,958	$294,678
Weighted average common shares outstanding
Basic weighted average common units outstanding	98,614	98,142	98,584	95,665
Effect of dilutive securities:
Potential common shares issuable	183	212	236	260
Diluted weighted average common shares outstanding	98,797	98,354	98,820	95,925
Basic net income attributable to common stock	$2.22	$1.61	$3.87	$3.08
Diluted net income attributable to common stock	$2.22	$1.61	$3.87	$3.07

For the three months ended June 30, 2018 and 2017, there were 31,826 shares and 64,411 shares, respectively, and during the both six months ended June 30, 2018 and 2017, there were no shares that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented. These shares could dilute basic earnings per share in future periods.

11.    EQUITY-BASED COMPENSATION

The following table presents the effects of the equity compensation plans and related costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
General and administrative expenses	$5,650	$6,168	$13,101	$13,231
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	2,349	1,901	4,990	4,244

Restricted Stock Units

The following table presents the Company’s restricted stock units activity under the Equity Plan during the six months ended June 30, 2018:

	Restricted Stock Awards & Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2017	243,577	$90.88
Granted	81,633	$113.81
Vested	(115,711)	$86.75
Forfeited	(5,672)	$92.78
Unvested at June 30, 2018	203,827	$102.86

The aggregate fair value of restricted stock units that vested during the six months ended June 30, 2018 and 2017 was $10.0 million and $11.4 million, respectively. As of June 30, 2018, the Company’s unrecognized compensation cost related to unvested restricted stock awards and units was $15.0 million. Such cost is expected to be recognized over a weighted-average period of 1.6 years.

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

2018
Three-Year Performance Period
Grant-date fair value	$170.45
Risk-free rate	1.99%
Company volatility	35.90%

The following table presents the Company’s performance restricted stock units activity under the Equity Plan for the six months ended June 30, 2018:

	Performance Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2017	202,326	$139.83
Granted	285,737	$130.96
Vested	(168,314)	$103.41
Unvested at June 30, 2018(1)	319,749	$151.08

(1)	A maximum of 639,498 units could be awarded based upon the Company’s final TSR ranking.

As of June 30, 2018, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $27.6 million. Such cost is expected to be recognized over a weighted-average period of 1.5 years.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The following table presents the phantom unit activity under the Viper LTIP for the six months ended June 30, 2018.

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2017	105,439	$17.10
Granted	101,403	$23.18
Vested	(46,379)	$21.41
Unvested at June 30, 2018	160,463	$19.70

The aggregate fair value of phantom units that vested during the six months ended June 30, 2018 was $1.0 million. As of June 30, 2018, the unrecognized compensation cost related to unvested phantom units was $1.9 million. Such cost is expected to be recognized over a weighted-average period of 1.1 years.

12.    RELATED PARTY TRANSACTIONS

Advisory Services Agreement - The Partnership

In connection with the closing of the Viper Offering, the Partnership and the General Partner entered into an advisory services agreement (the “Viper Advisory Services Agreement”) with Wexford, dated as of June 23, 2014, under which Wexford provides the Partnership and the General Partner with general financial and strategic advisory services related to the business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Viper Advisory Services Agreement had an initial term of two years commencing on June 23, 2014, and will continue for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. The Partnership did not pay any amounts during the three months and six months ended June 30, 2018 or June 30, 2017 under the Viper Advisory Services Agreement.

Lease Bonus - The Partnership
During the three months and six months ended June 30, 2018, the Company did not pay the Partnership any lease bonus payments. During the three months ended June 30, 2017, the Company paid the Partnership $0.1 million in lease bonus payments to extend the term of one lease, reflecting an average bonus of $10,000 per acre. During the six months ended June 30, 2017, the Company paid the Partnership $0.1 million in lease bonus payments to extend the term of two leases, reflecting an average bonus of $7,459 per acre.
13.    INCOME TAXES

The Company’s effective income tax rates were 7.8% and 1.1% for the six months ended June 30, 2018 and 2017, respectively. Total income tax expense for the six months ended June 30, 2018 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income primarily due to (i) the impact of deferred taxes recognized by the Partnership as a result of its change in tax status, (ii) current and deferred state income taxes, (iii) net income attributable to the non-controlling interest, and (iv) the impact of permanent differences between book and taxable income. The Company recorded a discrete income tax benefit of approximately $0.3 million related to equity-based compensation for the six months ended June 30, 2018 and a discrete benefit of $72.7 million related to deferred taxes on the Partnership’s investment in the Operating Company arising from the change in the Partnership’s tax status. Total income tax expense for the six months ended June 30, 2018 differed from amounts computed by applying the federal statutory rate to pre-tax income primarily due to state income taxes and the change in the valuation allowance which offset the Company’s federal net deferred tax position in that period.

The Tax Cuts and Jobs Act, a historic reform of the U.S. federal income tax statutes, was enacted on December 22, 2017. As of the completion of the Company’s financial statements for the year ended December 31, 2017, the Company had substantially completed its accounting for the effects of the enactment of the Tax Cuts and Jobs Act and, with respect to those items for which the Company’s accounting was not complete, the Company made reasonable estimates of the effects on its deferred tax balances. At June 30, 2018, the Company has not made an adjustment to the provisional estimates recorded for the year ended December 31, 2017. The Company has considered in its estimated

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

annual effective tax rate for 2018 the impact of the statutory changes enacted by the Tax Cuts and Jobs Act, including reasonable estimates of those provisions effective for the 2018 tax year.

As discussed further in Note 5, on March 29, 2018, the Partnership announced that the Board of Directors of its General Partner had unanimously approved a change of the Partnership’s federal income tax status from that of a pass-through partnership to that of a taxable entity, which change became effective on May 10, 2018. The transactions undertaken in connection with the change in the Partnership’s tax status were not taxable to the Company. Subsequent to the Partnership’s change in tax status, the Partnership’s provision for income taxes for the period ended June 30, 2018 is based on its estimated annual effective tax rate plus discrete items. As such, the Partnership’s provision for income taxes is included in the Company’s consolidated financial statements and to the extent applicable, in net income attributable to the non-controlling interest.

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

The Company’s derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate pricing (Cushing and Magellan East Houston) and Crude Oil Brent, and with natural gas derivative settlements based on the New York Mercantile Exchange Henry Hub pricing.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

As of June 30, 2018, the Company had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

	2018		2019
	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)
Oil Swaps - WTI Cushing	4,876,000	$51.27	1,638,000	$52.78
Oil Swaps - WTI Magellan East Houston	460,000	$69.64	450,000	$68.17
Oil Swaps - BRENT	1,472,000	$59.69	725,000	$72.63
Oil Basis Swaps	2,760,000	$(0.88)	0	$—
Natural Gas Swaps	3,680,000	$3.04	0	$—

	October 2018 - December 2018	January 2019 - June 2019
Oil Three-Way Collars	WTI Magellan East Houston	WTI Cushing	Brent	WTI Magellan East Houston
Volume (Bbls)	276,000	1,810,000	2,000,000	270,000
Short put price (per Bbl)	$55.00	$45.00	$55.00	$55.00
Floor price (per Bbl)	$65.00	$55.00	$65.00	$65.00
Ceiling price (per Bbl)	$78.78	$70.23	$82.47	$76.83

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

The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties and the resulting net amounts presented in the Company’s consolidated balance sheets as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
	(in thousands)
Gross amounts of assets presented in the Consolidated Balance Sheet	$—	$531
Net amounts of assets presented in the Consolidated Balance Sheet	—	531

Gross amounts of liabilities presented in the Consolidated Balance Sheet	119,844	106,670
Net amounts of liabilities presented in the Consolidated Balance Sheet	$119,844	$106,670

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The net amounts are classified as current or noncurrent based on their anticipated settlement dates. The net fair value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Current assets: derivative instruments	$—	$531
Noncurrent assets: derivative instruments	—	—
Total assets	$—	$531
Current liabilities: derivative instruments	$111,330	$100,367
Noncurrent liabilities: derivative instruments	8,514	6,303
Total liabilities	$119,844	$106,670

None of the Company’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following table summarizes the gains and losses on derivative instruments included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Change in fair value of open non-hedge derivative instruments	$(13,667)	$28,635	$(13,705)	$68,010
Gain (loss) on settlement of non-hedge derivative instruments	(44,920)	4,685	(77,227)	3,011
Gain (loss) on derivative instruments	$(58,587)	$33,320	$(90,932)	$71,021

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis, including the Company’s derivative instruments and cost method investment. The fair values of the Company’s fixed price swaps, fixed price basis swaps and costless collars are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes, and time to maturity. These valuations are Level 2 inputs.

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
	(in thousands)
Fixed price swaps:
Quoted prices in active markets level 1	$20,438	$—
Significant other observable inputs level 2	(119,844)	(106,139)
Significant unobservable inputs level 3	—	—
Total	$(99,406)	$(106,139)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets:

	June 30, 2018		December 31, 2017
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Debt:
Revolving credit facility	$321,500	$321,500	$397,000	$397,000
4.750% Senior Notes due 2024	500,000	488,750	500,000	501,855
5.375% Senior Notes due 2025	800,000	800,000	500,000	515,000
Partnership revolving credit facility	350,000	350,000	93,500	93,500

The fair value of the revolving credit facility and the Partnership’s revolving credit facility approximates their carrying value based on borrowing rates available to the Company for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Senior Notes was determined using the June 30, 2018 quoted market price, a Level 1 classification in the fair value hierarchy.

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

17.    SUBSEQUENT EVENTS

Recent Acquisition

On July 22, 2018, the Company entered into a definitive purchase agreement to acquire all leasehold interests and related assets of Ajax Resources, LLC which includes approximately 25,493 net leasehold acres in the Northern Midland Basin for $900.0 million in cash and approximately 2.6 million shares of the Company’s common stock,

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

subject to certain adjustments. This transaction is expected to close at the end of October 2018, effective as of July 1, 2018. The cash portion of this transaction is expected to be funded through a combination of cash on hand, proceeds from the sale of assets to the Partnership (described below), borrowing under the Company's revolving credit facility and/or proceeds from one more capital markets transactions, which may include a debt offering.

Pending Drop-down Transaction
On July 27, 2018, the Company entered into a definitive agreement with the Partnership to sell to the Partnership mineral interests underlying 34,349 gross (1,696 net royalty) acres primarily in the Pecos County in the Permian Basin, approximately 80% of which are operated by the Company for $175.0 million, subject to post-closing adjustments (the “Drop-down Transaction”). The Company anticipates that the closing of the Drop-down Transaction will occur in August 2018.
Second Quarter Dividend Declaration
On August 2, 2018, the Board of Directors of the Company declared a cash dividend for the second quarter of 2018 of $0.125 per share of common stock, payable on August 27, 2018 to its stockholders of record at the close of business on August 20, 2018.
Commodity Contracts

Subsequent to June 30, 2018, the Company entered into new fixed price basis swaps and three-way costless collars. The Company’s derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate pricing (Cushing and Magellan East Houston) and Crude Oil Brent.

The following tables present the derivative contracts entered into by the Company subsequent to June 30, 2018. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)
January 2019 - March 2019
Oil Basis Swaps - WTI Cushing	180,000	$(10.13)

	WTI - Magellan East Houston
Oil Three-Way Collars	October 2018 - December 2018	January 2019 - June 2019
Volume (Bbls)	184,000	362,000
Short put price (per Bbl)	$55.00	$55.00
Floor price (per Bbl)	$65.00	$65.00
Ceiling price (per Bbl)	$77.40	$76.33

The Partnership’s Amended and Restated Senior Secured Revolving Credit Agreement

On July 20, 2018, the Operating Company, as borrower, and the Partnership, as guarantor, entered into an Amended and Restated Senior Secured Revolving Credit Agreement among Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, which amended and restated the Senior Secured Revolving Credit Agreement, dated as of July 8, 2014, as amended, to incorporate the terms of an assignment and assumption dated May 8, 2018 by and between the Partnership and the Operating Company, whereby the Partnership assigned its liabilities and rights as borrower under the Senior Secured Revolving Credit Agreement to the Operating Company, with the Operating Company becoming the borrower and assuming all liabilities of the borrower thereunder and the Partnership becoming a guarantor under the Senior Secured Revolving Credit Agreement. All other material terms of the Senior Secured Revolving Credit Agreement remained unchanged and are in effect as of the date of the Amended and Restated Senior Secured Revolving Credit Agreement.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The Partnership’s July 2018 Equity Offering

In July 2018, the Partnership completed an underwritten public offering of 10,080,000 common units, which included 1,080,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. The Partnership received net proceeds from this offering of approximately $305.3 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Partnership used the net proceeds to purchase units of the Operating Company. The Operating Company in turn used the net proceeds to repay a portion of the $361.5 million then outstanding borrowings under the revolving credit facility.

Lease Bonus Payments

Subsequent to June 30, 2018, the Company paid the Partnership $2.0 million related to two new leases, reflecting an average bonus of $10,000 per acre.

18.    GUARANTOR FINANCIAL STATEMENTS

As of June 30, 2018, Diamondback E&P LLC and Diamondback O&G LLC (the “Guarantor Subsidiaries”) are guarantors under the indentures relating to the 2024 Senior Notes and the 2025 Senior Notes, as supplemented. In connection with the issuance of the 2024 Senior Notes and the 2025 Senior Notes (including the New 2025 Senior Notes), the Partnership, the General Partner, Viper Energy Partners LLC and Rattler Midstream LLC were designated as Non-Guarantor Subsidiaries. The following presents condensed consolidated financial information for the Company (which for purposes of this Note 18 is referred to as the “Parent”), the Guarantor Subsidiaries and the Non–Guarantor Subsidiaries on a consolidated basis. Elimination entries presented are necessary to combine the entities. The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the Guarantor Subsidiaries operated as independent entities. The Company has not presented separate financial and narrative information for each of the Guarantor Subsidiaries because it believes such financial and narrative information would not provide any additional information that would be material in evaluating the sufficiency of the Guarantor Subsidiaries.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Balance Sheet
June 30, 2018
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$65,218	$15,823	$32,886	$—	$113,927
Accounts receivable	—	227,807	31,083	—	258,890
Accounts receivable - related party	—	—	8,137	(8,137)	—
Intercompany receivable	2,862,029	787,088	—	(3,649,117)	—
Inventories	—	13,264	—	—	13,264
Other current assets	441	6,530	295	—	7,266
Total current assets	2,927,688	1,050,512	72,401	(3,657,254)	393,347
Property and equipment:
Oil and natural gas properties, at cost, full cost method of accounting	—	8,956,243	1,359,596	(414)	10,315,425
Midstream assets	—	343,387	—	—	343,387
Other property, equipment and land	—	84,471	1,001	—	85,472
Accumulated depletion, depreciation, amortization and impairment	—	(2,183,228)	(214,252)	(3,760)	(2,401,240)
Net property and equipment	—	7,200,873	1,146,345	(4,174)	8,343,044
Investment in subsidiaries	4,262,879	1,284	1,000	(4,265,163)	—
Deferred income taxes	—	—	72,049	—	72,049
Investment in real estate	—	108,564	—	—	108,564
Other assets	—	11,831	25,560	—	37,391
Total assets	$7,190,567	$8,373,064	$1,317,355	$(7,926,591)	$8,954,395
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$11	$73,954	$9	$—	$73,974
Intercompany payable	37,962	3,619,292	—	(3,657,254)	—
Other current liabilities	8,095	641,960	3,048	—	653,103
Total current liabilities	46,068	4,335,206	3,057	(3,657,254)	727,077
Long-term debt	1,295,574	321,500	350,000	—	1,967,074
Derivative instruments	—	8,514	—	—	8,514
Asset retirement obligations	—	21,780	—	—	21,780
Deferred income taxes	217,476	—	—	—	217,476
Other long term liabilities	—	7	—	—	7
Total liabilities	1,559,118	4,687,007	353,057	(3,657,254)	2,941,928
Commitments and contingencies
Stockholders’ equity	5,631,449	3,686,057	389,797	(4,075,854)	5,631,449
Non-controlling interest	—	—	574,501	(193,483)	381,018
Total equity	5,631,449	3,686,057	964,298	(4,269,337)	6,012,467
Total liabilities and equity	$7,190,567	$8,373,064	$1,317,355	$(7,926,591)	$8,954,395

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Three Months Ended June 30, 2018
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$394,552	$—	$65,885	$460,437
Natural gas sales	—	8,714	—	2,651	11,365
Natural gas liquid sales	—	37,251	—	5,884	43,135
Royalty income	—	—	74,420	(74,420)	—
Lease bonus income	—	—	928	—	928
Midstream services	—	7,983	—	—	7,983
Other operating income	—	2,367	58	—	2,425
Total revenues	—	450,867	75,406	—	526,273
Costs and expenses:
Lease operating expenses	—	42,647	—	—	42,647
Production and ad valorem taxes	—	27,335	4,867	—	32,202
Gathering and transportation	—	6,670	143	—	6,813
Midstream services	—	17,601	—	—	17,601
Depreciation, depletion and amortization	—	111,980	13,260	4,627	129,867
General and administrative expenses	6,539	6,395	2,210	(615)	14,529
Asset retirement obligation accretion	—	365	—	—	365
Other operating expense	—	946	—	—	946
Total costs and expenses	6,539	213,939	20,480	4,012	244,970
Income (loss) from operations	(6,539)	236,928	54,926	(4,012)	281,303
Other income (expense)
Interest expense, net	(10,145)	(3,699)	(3,252)	—	(17,096)
Other income (expense), net	211	84,429	447	(615)	84,472
Loss on derivative instruments, net	—	(58,587)	—	—	(58,587)
Gain on revaluation of investment	—	—	4,465	—	4,465
Total other income (expense), net	(9,934)	22,143	1,660	(615)	13,254
Income (loss) before income taxes	(16,473)	259,071	56,586	(4,627)	294,557
Provision for (benefit from) income taxes	65,271	—	(71,878)	—	(6,607)
Net income (loss)	(81,744)	259,071	128,464	(4,627)	301,164
Net income attributable to non-controlling interest	—	—	29,060	52,958	82,018
Net income (loss) attributable to Diamondback Energy, Inc.	$(81,744)	$259,071	$99,404	$(57,585)	$219,146

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Three Months Ended June 30, 2017
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$206,113	$—	$31,771	$237,884
Natural gas sales	—	10,739	—	1,954	12,693
Natural gas liquid sales	—	14,649	—	2,208	16,857
Royalty income	—	—	35,933	(35,933)	—
Lease bonus income	—	—	689	(106)	583
Midstream services	—	1,417	—	—	1,417
Total revenues	—	232,918	36,622	(106)	269,434
Costs and expenses:
Lease operating expenses	—	28,989	—	—	28,989
Production and ad valorem taxes	—	13,106	2,773	—	15,879
Gathering and transportation	—	2,871	144	—	3,015
Midstream services	—	1,828	—	—	1,828
Depreciation, depletion and amortization	—	65,091	9,672	410	75,173
General and administrative expenses	6,432	4,521	1,554	(615)	11,892
Asset retirement obligation accretion	—	350	—	—	350
Total costs and expenses	6,432	116,756	14,143	(205)	137,126
Income (loss) from operations	(6,432)	116,162	22,479	99	132,308
Other income (expense)
Interest expense, net	(6,325)	(1,277)	(643)	—	(8,245)
Other income (expense), net	—	8,626	313	(615)	8,324
Gain on derivative instruments, net	—	33,320	—	—	33,320
Total other income (expense), net	(6,325)	40,669	(330)	(615)	33,399
Income (loss) before income taxes	(12,757)	156,831	22,149	(516)	165,707
Provision for income taxes	1,579	—	—	—	1,579
Net income (loss)	(14,336)	156,831	22,149	(516)	164,128
Net income attributable to non-controlling interest	—	—	—	5,723	5,723
Net income (loss) attributable to Diamondback Energy, Inc.	$(14,336)	$156,831	$22,149	$(6,239)	$158,405

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2018
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	—	758,133	—	121,572	879,705
Natural gas sales	—	20,514	—	5,229	25,743
Natural gas liquid sales	—	66,236	—	10,012	76,248
Royalty income	—	—	136,813	(136,813)	—
Lease bonus income	—	—	928	—	928
Midstream services	—	19,378	—	—	19,378
Other operating income	—	4,358	108	—	4,466
Total revenues	—	868,619	137,849	—	1,006,468
Costs and expenses:
Lease operating expenses	—	79,992	—	—	79,992
Production and ad valorem taxes	—	50,400	9,106	—	59,506
Gathering and transportation	—	10,690	408	—	11,098
Midstream services	—	28,790	—	—	28,790
Depreciation, depletion and amortization	—	212,196	24,785	8,102	245,083
General and administrative expenses	14,029	13,134	4,921	(1,230)	30,854
Asset retirement obligation accretion	—	720	—	—	720
Other operating expense	—	1,476	—	—	1,476
Total costs and expenses	14,029	397,398	39,220	6,872	457,519
Income (loss) from operations	(14,029)	471,221	98,629	(6,872)	548,949
Other income (expense)
Interest expense, net	(19,077)	(6,370)	(5,350)	—	(30,797)
Other income (expense), net	334	87,265	839	(1,230)	87,208
Loss on derivative instruments, net	—	(90,932)	—	—	(90,932)
Gain on revaluation of investment	—	—	5,364	—	5,364
Total other income (expense), net	(18,743)	(10,037)	853	(1,230)	(29,157)
Income (loss) before income taxes	(32,772)	461,184	99,482	(8,102)	519,792
Provision for (benefit from) income taxes	112,352	—	(71,878)	—	40,474
Net income (loss)	(145,124)	461,184	171,360	(8,102)	479,318
Net income attributable to non-controlling interest	—	—	29,060	68,300	97,360
Net income (loss) attributable to Diamondback Energy, Inc.	(145,124)	461,184	142,300	(76,402)	381,958

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2017
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$384,343	$—	$60,615	$444,958
Natural gas sales	—	19,314	—	3,301	22,615
Natural gas liquid sales	—	28,292	—	4,067	32,359
Royalty income	—	—	67,983	(67,983)	—
Lease bonus income	—	—	2,291	(106)	2,185
Midstream services	—	2,547	—	—	2,547
Total revenues	—	434,496	70,274	(106)	504,664
Costs and expenses:
Lease operating expenses	—	55,615	—	—	55,615
Production and ad valorem taxes	—	26,761	4,843	—	31,604
Gathering and transportation	—	5,347	287	—	5,634
Midstream services	—	2,682	—	—	2,682
Depreciation, depletion and amortization	—	115,982	17,519	601	134,102
General and administrative expenses	13,540	9,630	3,696	(1,230)	25,636
Asset retirement obligation accretion	—	673	—	—	673
Total costs and expenses	13,540	216,690	26,345	(629)	255,946
Income (loss) from operations	(13,540)	217,806	43,929	523	248,718
Other income (expense)
Interest expense, net	(17,133)	(2,082)	(1,255)	—	(20,470)
Other income (expense), net	1,092	9,480	127	(1,230)	9,469
Gain on derivative instruments, net	—	71,021	—	—	71,021
Total other income (expense), net	(16,041)	78,419	(1,128)	(1,230)	60,020
Income (loss) before income taxes	(29,581)	296,225	42,801	(707)	308,738
Provision for income taxes	3,536	—	—	—	3,536
Net income (loss)	(33,117)	296,225	42,801	(707)	305,202
Net income attributable to non-controlling interest	—	—	—	10,524	10,524
Net income (loss) attributable to Diamondback Energy, Inc.	$(33,117)	$296,225	$42,801	$(11,231)	$294,678

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2018
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(21,030)	$673,171	$112,212	$—	$764,353
Cash flows from investing activities:
Additions to oil and natural gas properties	—	(650,058)	—	—	(650,058)
Additions to midstream assets	—	(94,503)	—	—	(94,503)
Purchase of other property, equipment and land	—	(3,978)	—	—	(3,978)
Acquisition of leasehold interests	—	(101,216)	—	—	(101,216)
Acquisition of mineral interests	—	(46)	(253,056)	—	(253,102)
Proceeds from sale of assets	—	3,313	566	—	3,879
Funds held in escrow	—	10,989	—	—	10,989
Equity investments	—	(125)	—	—	(125)
Intercompany transfers	(22,310)	22,310	—	—	—
Investment in real estate	—	(110,480)	—	—	(110,480)
Net cash used in investing activities	(22,310)	(923,794)	(252,490)	—	(1,198,594)
Cash flows from financing activities:
Proceeds from borrowing under credit facility	—	312,500	256,500	—	569,000
Repayment under credit facility	—	(388,000)	—	—	(388,000)
Proceeds from senior notes	312,000	—	—	—	312,000
Debt issuance costs	(3,706)	(229)	(440)	—	(4,375)
Public offering costs	(254)	—	(2,034)	—	(2,288)
Contributions to subsidiaries	(1,000)	—	(1,000)	2,000	—
Contributions by members	—	—	2,000	(2,000)	—
Distributions from subsidiary	68,771	—	—	(68,771)	—
Dividends to stockholders	(12,327)	—	—	—	(12,327)
Distributions to non-controlling interest	—	—	(107,059)	68,771	(38,288)
Intercompany transfers	(309,000)	308,000	1,000	—	—
Net cash provided by financing activities	54,484	232,271	148,967	—	435,722
Net increase (decrease) in cash and cash equivalents	11,144	(18,352)	8,689	—	1,481
Cash and cash equivalents at beginning of period	54,074	34,175	24,197	—	112,446
Cash and cash equivalents at end of period	$65,218	$15,823	$32,886	$—	$113,927

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2017
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(25,139)	$358,123	$61,447	$—	$394,431
Cash flows from investing activities:
Additions to oil and natural gas properties	—	(291,767)	—	—	(291,767)
Purchase of other property, equipment and land	—	(13,825)	—	—	(13,825)
Acquisition of leasehold interests	—	(1,860,980)	—	—	(1,860,980)
Acquisition of mineral interests	—	—	(122,679)	—	(122,679)
Acquisition of midstream assets	—	(50,279)	—	—	(50,279)
Additions to midstream assets	—	(4,444)	—	—	(4,444)
Proceeds from sale of assets	—	1,295	—	—	1,295
Funds held in escrow	—	121,391	—	—	121,391
Equity investments	—	(188)	—	—	(188)
Intercompany transfers	(1,657,407)	1,657,407	—	—	—
Net cash used in investing activities	(1,657,407)	(441,390)	(122,679)	—	(2,221,476)
Cash flows from financing activities:
Proceeds from borrowing under credit facility	—	162,000	104,000	—	266,000
Repayment under credit facility	—	(78,000)	(143,000)	—	(221,000)
Debt issuance costs	(635)	(790)	(180)	—	(1,605)
Public offering costs	(79)	—	(217)	—	(296)
Proceeds from public offerings	—	—	147,725	—	147,725
Distributions from subsidiary	40,572	—	—	(40,572)	—
Exercise of stock options	358	—	—	—	358
Distributions to non-controlling interest	—	—	(54,695)	40,572	(14,123)
Net cash provided by financing activities	40,216	83,210	53,633	—	177,059
Net decrease in cash and cash equivalents	(1,642,330)	(57)	(7,599)	—	(1,649,986)
Cash and cash equivalents at beginning of period	1,643,226	14,135	9,213	—	1,666,574
Cash and cash equivalents at end of period	$896	$14,078	$1,614	$—	$16,588

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

The following table sets forth our production data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Oil (MBbls)	73%	75%	73%	75%
Natural gas (MMcf)	12%	12%	12%	11%
Natural gas liquids (MBbls)	15%	13%	15%	14%
	100%	100%	100%	100%

As of June 30, 2018, we had approximately 204,254 net acres, which consisted of approximately 99,913 net acres in the Northern Midland Basin and approximately 104,341 net acres in the Southern Delaware Basin. As of December 31, 2017, we had an estimated 3,800 gross horizontal locations that we believe to be economic at $60 per Bbl West Texas Intermediate, or WTI.

In the second quarter of 2018, we again demonstrated our operational focus on achieving best-in-class execution, low-cost operations and a conservative balance sheet as we continued to execute on our growth plan while maintaining cash operating margins in excess of 80% on a per BOE basis. In doing so, we achieved another quarter of robust production growth within cash flow, which has allowed us to maintain a low leverage ratio, while generating what we believe to be a peer leading return on average capital employed. During the second quarter of 2018, we operated 11 drilling rigs and five dedicated frac spreads, and plan to add our 12th and 13th operating rigs to development during the third quarter of 2018.

2018 Highlights

Pending Drop-down Transaction
On July 27, 2018, we entered into a definitive agreement with Viper Energy Partners LP, our publicly-held subsidiary, which we refer to as Viper, to sell to Viper mineral interests underlying 34,349 gross (1,696 net royalty) acres primarily in the Pecos County in the Permian Basin, approximately 80% of which are operated by us, for $175.0 million, subject to post-closing adjustments, which we refer to as the Drop-down Transaction. The Drop-down Transaction was approved by the respective boards of directors of the Company and the General Partner of the Partnership. We anticipate that the closing of the Drop-down Transaction will occur in August 2018.

Pending Acquisition of Assets from Ajax Resources, LLC
In July 2018, we entered into a definitive purchase agreement to acquire 25,493 net leasehold acres (89% of which is held by production and 99% of which is operated, with an average 99% working interest and 23% average royalty burden), from Ajax Resources LLC, or Ajax, including approximately 21,000 net acres in Northwest Martin and Andrews counties, with current net production of approximately 12,100 Boe per day (88% oil) as of August 8, 2018, for $900.0 million in cash and approximately 2.6 million shares of our common stock, subject to certain adjustments, which we refer to as the Pending Ajax Acquisition. The acreage subject to the Pending Ajax Acquisition has approximately 362 net identified potential horizontal locations, with an average lateral length of over 9,500 feet. The acquisition also includes midstream assets consisting of 40 Mb/d of saltwater disposal, or SWD, gathering lines and disposal capacity, 45 Mb/d of fresh water storage capacity, 20 miles of fresh water and SWD gathering lines and over 700 surface acres. We expect to fund the cash portion of the consideration for the Pending Ajax Acquisition through a combination of cash on hand, proceeds from the pending Drop-down Transaction discussed above, borrowings under our revolving credit facility and/or proceeds from one or more capital markets transactions, which may include a debt offering. The Pending Ajax Acquisition is expected to close at the end of October 2018, effective as of July 1, 2018; however, the closing of the Pending Ajax Acquisition is subject to continued diligence and closing conditions. Upon completion, the Pending Ajax Acquisition is expected to bring our total leasehold interests to approximately 230,000 net surface areas in the Permian Basin and increase our net identified potential horizontal drilling locations to approximately 680 in this area.
Transportation Contracts
In July 2018, we executed agreements to secure firm oil transportation out of the basin at fixed discounts to Gulf Coast pricing beginning with the third quarter of 2018 and term sales agreements to cover the remainder of expected production. We also executed an agreement for option to acquire up to 10% equity interest in the EPIC Crude Oil Pipeline project with a volume commitment from 50,000 BOE/d to 100,000 BOE/d.

Second Quarter Dividend Declaration

On August 2, 2018, our board of directors declared a cash dividend for the second quarter of 2018 of $0.125 per share of common stock, payable on August 27, 2018 to our stockholders of record at the close of business on August 20, 2018.

Viper’s July 2018 Equity Offering

In July 2018, Viper completed an underwritten public offering of 10,080,000 common units, which included 1,080,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. Viper received net proceeds from this offering of approximately $305.3 million, after deducting underwriting discounts and commissions and estimated offering expenses. Viper used the net proceeds to purchase units of the Operating Company. The Operating Company in turn used the net proceeds to repay a portion of the $361.5 million then outstanding borrowings under the revolving credit facility.

Operational Update

During the three months ended June 30, 2018, we drilled 53 gross (50 net) operated horizontal wells, of which 19 gross (18 net) wells were in the Delaware Basin and the remaining wells were in the Midland Basin, and turned 50 gross (46 net) operated horizontal wells into production, of which 34 gross (29 net) wells were in the Midland Basin and the remaining wells were in the Delaware Basin.

During the second quarter of 2018, we operated 11 drilling rigs and five dedicated frac spreads, and plan to add our 12th and 13th operating rigs to development during the third quarter of 2018. We plan to operate six to seven of these drilling rigs in the Midland Basin targeting horizontal development of the Wolfcamp and Spraberry formations, while the remainder of the drilling rigs are expected to operate in the Delaware Basin targeting the Wolfcamp and Bone Spring formations.

In the Midland Basin, we continue to see positive well results from our core development areas in Midland, Glasscock, Howard, Andrews and Martin counties. Assuming commodity prices at current levels, we anticipate operating between six and seven drilling rigs across our Northern Midland Basin acreage for the remainder of 2018.

In the Delaware Basin, we are currently operating five drilling rigs, with plans to operate between five and six drilling rigs for the remainder of 2018. Our 2018 development plan is primarily focused on long-lateral Wolfcamp A wells in Pecos, Reeves and Ward counties. Additionally, in the second half of 2018 we expect to conduct further appraisal of the Second Bone Spring interval in Pecos county.

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

Recapitalization, Tax Status Election and Related Transactions by Viper

In March 2018, Viper announced that the Board of Directors of its general partner had unanimously approved a change of Viper’s federal income tax status from that of a pass-through partnership to that of a taxable entity via a “check the box” election. In connection with making this election, on May 9, 2018 Viper (i) amended and restated its First Amended and Restated Partnership Agreement, (ii) amended and restated the First Amended and Restated Limited Liability Company Agreement of Viper Energy Partners LLC, or the Operating Company, (iii) amended and restated its existing registration rights agreement with us and (iv) entered into an exchange agreement with us, Viper’s general partner, or the General Partner, and the Operating Company. Simultaneously with the effectiveness of these agreements, we delivered and assigned to Viper the 73,150,000 common units we owned in exchange for (i) 73,150,000 of Viper’s newly-issued Class B units and (ii) 73,150,000 newly-issued units of the Operating Company pursuant to the terms of a Recapitalization Agreement dated March 28, 2018, as amended as of May 9, 2018, or the Recapitalization Agreement. Immediately following that exchange, Viper continued to be the managing member of the Operating Company, with sole control of its operations, and owned approximately 36% of the outstanding units issued by the Operating Company, and we owned the remaining approximately 64% of the outstanding units issued by the Operating Company. The Operating Company units and Viper’s Class B units owned by us are exchangeable from time to time for Viper’s common units (that is, one Operating Company unit and one Viper Class B unit, together, will be exchangeable for one Viper common unit).

On May 10, 2018, the change in Viper’s income tax status became effective. On that date, pursuant to the terms of the Recapitalization Agreement, (i) the General Partner made a cash capital contribution of $1.0 million to Viper in respect of its general partner interest and (ii) we made a cash capital contribution of $1.0 million to Viper in respect of the Class B units. We, as the holder of the Class B units, and the General Partner, as the holder of the general partner interest, are entitled to receive an 8% annual distribution on the outstanding amount of these capital contributions, payable quarterly, as a return on this invested capital. On May 10, 2018, we also exchanged 731,500 Class B units and 731,500 units in the Operating Company for 731,500 common units of Viper and a cash amount of $10,000 representing a proportionate return of the $1.0 million invested capital in respect of the Class B units. The General Partner continues to serve as Viper’s general partner and we continue to control Viper. After the effectiveness of the tax status election and the completion of related transactions, Viper’s minerals business continues to be conducted through the Operating Company, which continues to be taxed as a partnership for federal and state income tax purposes. This structure is anticipated to provide significant benefits to Viper’s business, including operational effectiveness, acquisition and disposition transactional planning flexibility and income tax efficiency. For additional information regarding the tax status election and related transactions, please refer to Viper’s Definitive Information Statement on Schedule 14C filed with the SEC on April 17, 2018 and Viper’s Current Report on Form 8-K filed with the SEC on May 15, 2018.

The following table summarizes our average daily production for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Oil (Bbls)/d	82,180	57,543	78,886	51,903
Natural Gas (Mcf)/d	80,960	54,273	76,867	47,635
Natural Gas Liquids (Bbls)/d	16,919	10,388	15,929	9,493
Total average production per day (BOE)	112,592	76,977	107,627	69,336

Our average daily production for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 increased 35,615 BOE/d, or 46.3%.

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

The following table presents the breakdown of our revenues for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Oil sales	89%	89%	90%	89%
Natural gas sales	2%	5%	3%	5%
Natural gas liquid sales	9%	6%	7%	6%
	100%	100%	100%	100%

Since our production consists primarily of oil, our revenues are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas or natural gas liquids prices. Oil, natural gas and natural gas liquids prices have historically been volatile. During 2017, WTI posted prices ranged from $42.48 to $60.46 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.44 to $3.71 per MMBtu. During the first six months of 2018, WTI posted prices ranged from $59.20 to $77.41 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.49 to $6.24 per MMBtu. On June 29, 2018, the WTI posted price for crude oil was $74.13 per Bbl and the Henry Hub spot market price of natural gas was $2.96 per MMBtu. Lower commodity prices may not only decrease our revenues, but also potentially the amount of oil and natural gas that we can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be redetermined at the discretion of our lenders.

Results of Operations

The following table sets forth selected historical operating data for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017
	(in thousands, except Bbl, Mcf and BOE amounts)
Revenues:
Oil, natural gas and natural gas liquids	$514,937	$267,434		$981,696	$499,932
Lease bonus	928	583		928	2,185
Midstream services	7,983	1,417		19,378	2,547
Other operating income	2,425	—	—	4,466	—
Total revenues	526,273	269,434		1,006,468	504,664
Operating expenses:
Lease operating expenses	42,647	28,989		79,992	55,615
Production and ad valorem taxes	32,202	15,879		59,506	31,604
Gathering and transportation	6,813	3,015		11,098	5,634
Midstream services	17,601	1,828		28,790	2,682
Depreciation, depletion and amortization	129,867	75,173		245,083	134,102
General and administrative expenses	14,529	11,892		30,854	25,636
Asset retirement obligation accretion	365	350		720	673
Other operating expense	946	—		1,476	—
Total expenses	244,970	137,126		457,519	255,946
Income from operations	281,303	132,308		548,949	248,718
Interest expense, net	(17,096)	(8,245)		(30,797)	(20,470)
Other income, net	84,472	8,324		87,208	9,469
Gain (loss) on derivative instruments, net	(58,587)	33,320		(90,932)	71,021
Gain on revaluation of investment	4,465	—	—	5,364	—
Total other income (expense), net	13,254	33,399		(29,157)	60,020
Income before income taxes	294,557	165,707		519,792	308,738
Provision for (benefit from) income taxes	(6,607)	1,579		40,474	3,536
Net income	301,164	164,128		479,318	305,202
Net income attributable to non-controlling interest	82,018	5,723		97,360	10,524
Net income attributable to Diamondback Energy, Inc.	$219,146	$158,405		$381,958	$294,678

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Production Data:
Oil (MBbls)	7,478	5,236	14,278	9,395
Natural gas (MMcf)	7,367	4,939	13,913	8,622
Natural gas liquids (MBbls)	1,540	945	2,883	1,718
Combined volumes (MBOE)	10,246	7,005	19,480	12,550
Daily combined volumes (BOE/d)	112,592	76,977	107,627	69,336

Average Prices:
Oil (per Bbl)	$61.57	$45.43	$61.61	$47.36
Natural gas (per Mcf)	1.54	2.57	1.85	2.62
Natural gas liquids (per Bbl)	28.02	17.83	26.45	18.83
Combined (per BOE)	50.26	38.18	50.39	39.84
Oil, hedged ($ per Bbl)(1)	55.53	46.32	56.15	47.68
Natural gas, hedged ($ per MMbtu)(1)	1.57	3.52	1.91	2.97
Average price, hedged ($ per BOE)(1)	45.87	38.85	46.43	40.08

Average Costs per BOE:
Lease operating expense	$4.16	$4.14	$4.11	$4.43
Production and ad valorem taxes	3.14	2.27	3.05	2.52
Gathering and transportation expense	0.66	0.43	0.57	0.45
General and administrative - cash component	0.87	0.82	0.91	0.99
Total operating expense - cash	$8.83	$7.66	$8.64	$8.39

General and administrative - non-cash component	$0.55	$0.88	$0.67	$1.05
Depreciation, depletion and amortization	12.68	10.73	12.58	10.69
Interest expense, net	1.67	1.18	1.58	1.63
Total expenses	$14.90	$12.79	$14.83	$13.37

Average realized oil price ($/Bbl)	$61.57	$45.43	$61.61	$47.36
Average NYMEX ($/Bbl)	68.07	47.88	65.55	49.66
Differential to NYMEX	(6.50)	(2.45)	(3.94)	(2.30)
Average realized oil price to NYMEX	90%	95%	94%	95%

Average realized natural gas price ($/Mcf)	$1.54	$2.57	$1.85	$2.62
Average NYMEX ($/Mcf)	2.85	3.35	2.96	3.04
Differential to NYMEX	(1.31)	(0.78)	(1.11)	(0.42)
Average realized natural gas price to NYMEX	54%	77%	63%	86%

Average realized natural gas liquids price ($/Bbl)	$28.02	$17.83	$26.45	$18.83
Average NYMEX oil price ($/Bbl)	68.07	47.88	65.55	49.66
Average realized natural gas liquids price to NYMEX oil price	41%	37%	40%	38%

(1)
Hedged prices reflect the effect of our commodity derivative transactions on our average sales prices. Our calculation of such effects include gains and losses on cash settlements for commodity derivatives, which we do not designate for hedge accounting.

Comparison of the Three Months Ended June 30, 2018 and 2017

Oil, Natural Gas and Natural Gas Liquids Revenues. Our oil, natural gas and natural gas liquids revenues increased by approximately $247.5 million, or 93%, to $514.9 million for the three months ended June 30, 2018 from $267.4 million for the three months ended June 30, 2017. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 35,615 BOE/d to 112,592 BOE/d during the three months ended June 30, 2018 from 76,977 BOE/d during the three months ended June 30, 2017. The total increase in revenue of approximately $247.5 million is largely attributable to higher oil, natural gas and natural gas liquids production volumes and higher average sales prices for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increases in production volumes were due to a combination of increased drilling activity and growth through acquisitions. Our production increased by 2,241,904 Bbls of oil, 2,428,557 Mcf of natural gas and 594,310 Bbls of natural gas liquids for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

The net dollar effect of the increases in prices of approximately $128.8 million (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas and natural gas liquids) and the net dollar effect of the increase in production of approximately $118.7 million (calculated as the increase in period-to-period volumes for oil, natural gas and natural gas liquids multiplied by the period average prices) are shown below.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$16.14	7,478	$120,709
Natural gas	(1.03)	7,367	(7,588)
Natural gas liquids	10.19	1,540	15,689
Total revenues due to change in price			$128,810

	Change in production volumes(1)	Prior period Average Prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	2,242	$45.43	$101,854
Natural gas	2,429	2.57	6,241
Natural gas liquids	594	17.83	10,598
Total revenues due to change in production volumes			118,693
Total change in revenues			$247,503

(1)	Production volumes are presented in MBbls for oil and natural gas liquids and MMcf for natural gas.

Lease Bonus Revenue. Lease bonus income increased by $0.3 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Lease bonus revenue was $0.9 million for the three months ended June 30, 2018 attributable to lease bonus payments to extend the term of two leases, reflecting an average bonus of $6,111 per acre. Lease bonus revenue was $0.6 million for the three months ended June 30, 2017 attributable to lease bonus payments to extend the term of two leases, reflecting an average bonus of $6,000 per acre.

Midstream Services Revenue. Midstream services revenue was $8.0 million for the three months ended June 30, 2018, an increase of $6.6 million as compared to $1.4 million for the three months ended June 30, 2017. We began generating midstream services revenue during the first quarter of 2017 and, prior to that period, had no midstream services revenue. Our midstream services revenue represents fees charged to our joint interest owners and third parties for the transportation of oil and natural gas along with water gathering and related disposal facilities. These assets complement our operations in areas where we have significant production.

Lease Operating Expense. Lease operating expense was $42.6 million ($4.16 per BOE) for the three months ended June 30, 2018 as compared to $29.0 million ($4.14 per BOE) for the three months ended June 30, 2017. The increase in lease operating expense was a result of nonrecurring charges due to work overs.

Production and Ad Valorem Tax Expense. Production and ad valorem taxes were $32.2 million for the three months ended June 30, 2018, an increase of $16.3 million, or 103%, from $15.9 million for the three months ended June 30, 2017. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, among other factors, whereas production taxes are based upon current year commodity prices. During the three months ended June 30, 2018, our production and ad valorem taxes per BOE increased by $0.87 as compared to the three months ended June 30, 2017, primarily due to increased commodity prices and production volumes.

Midstream Services Expense. Midstream services expense was $17.6 million for the three months ended June 30, 2018, an increase of $15.8 million as compared to $1.8 million for the three months ended June 30, 2017. Prior to the first quarter of 2017, we had no midstream services expense. Midstream services expense represents costs incurred to operate and maintain our oil and natural gas gathering and transportation systems, natural gas lift, compression infrastructure and water transportation facilities.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $54.7 million, or 73%, to $129.9 million for the three months ended June 30, 2018 from $75.2 million for the three months ended June 30, 2017.

The following table provides the components of our depreciation, depletion and amortization expense for the periods presented:

	Three Months Ended June 30,
	2018	2017

	(in thousands, except BOE amounts)
Depletion of proved oil and natural gas properties	$123,382	$73,808
Depreciation of midstream assets	4,070	996
Depreciation of other property and equipment	2,415	369
Depreciation, depletion and amortization expense	$129,867	$75,173
Oil and natural gas properties depreciation, depletion and amortization per BOE	$12.04	$10.73

The increase in depletion of proved oil and natural gas properties of $49.6 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 resulted primarily from higher production levels and an increase in net book value on new reserves added.

General and Administrative Expenses. General and administrative expenses increased $2.6 million from $11.9 million for the three months ended June 30, 2017 to $14.5 million for the three months ended June 30, 2018. The increase was primarily due to an increase in salaries and benefits.

Net Interest Expense. Net interest expense for the three months ended June 30, 2018 was $17.1 million as compared to $8.2 million for the three months ended June 30, 2017, an increase of $8.9 million. This increase was due to a higher interest rate and increased borrowings during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Derivatives. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.” For the three months ended June 30, 2018, we had a cash loss on settlement of derivative instruments of $44.9 million as compared to a cash gain on settlement of derivative instruments of $4.7 million for the three months ended June 30, 2017. For the three months ended June 30, 2018, we had a negative change in the fair value of open derivative instruments of $13.7 million as compared to a positive change of $28.6 million for the three months ended June 30, 2017.

Provision for (Benefit From) Income Taxes. We recorded an income tax benefit of $6.6 million for the three months ended June 30, 2018 as compared to an income tax provision of $1.6 million for the three months ended June 30, 2017. The change in our income tax provision was primarily due to the discrete deferred tax benefit related to

Viper’s change in tax status for the three months ended June 30, 2018, and the change in the valuation allowance for the three months ended June 30, 2017.

Comparison of the Six Months Ended June 30, 2018 and 2017

Oil, Natural Gas and Natural Gas Liquids Revenues. Our oil, natural gas and natural gas liquids revenues increased by approximately $481.8 million, or 96%, to $981.7 million for the six months ended June 30, 2018 from $499.9 million for the six months ended June 30, 2017. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 38,291 BOE/d to 107,627 BOE/d during the six months ended June 30, 2018 from 69,336 BOE/d during the six months ended June 30, 2017. The total increase in revenue of approximately $481.8 million is largely attributable to higher oil, natural gas and natural gas liquids production volumes and higher average sales prices for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increases in production volumes were due to a combination of increased drilling activity and growth through acquisitions. Our production increased by 4,883,907 Bbls of oil, 5,290,993 Mcf of natural gas and 1,164,933 Bbls of natural gas liquids for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

The net dollar effect of the increases in prices of approximately $214.7 million (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas and natural gas liquids) and the net dollar effect of the increase in production of approximately $267.1 million (calculated as the increase in period-to-period volumes for oil, natural gas and natural gas liquids multiplied by the period average prices) are shown below.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$14.25	14,278	$203,420
Natural gas	(0.77)	13,913	(10,713)
Natural gas liquids	7.62	2,883	21,970
Total revenues due to change in price			$214,677

	Change in production volumes(1)	Prior period Average Prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	4,884	$47.36	$231,271
Natural gas	5,291	2.62	21,938
Natural gas liquids	1,165	18.83	13,878
Total revenues due to change in production volumes			267,087
Total change in revenues			$481,764

(1)	Production volumes are presented in MBbls for oil and natural gas liquids and MMcf for natural gas.

Lease Bonus Revenue. Lease bonus income decreased by $1.3 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Lease bonus revenue was $0.9 million for the six months ended June 30, 2018 attributable to lease bonus payments to extend the term of two leases, reflecting an average bonus of $6,111 per acre. Lease bonus revenue was $2.2 million for the six months ended June 30, 2017 attributable to lease bonus payments to extend the term of three leases, reflecting an average bonus of $2,963 per acre.

Midstream Services Revenue. Midstream services revenue was $19.4 million for the six months ended June 30, 2018, an increase of $16.8 million as compared to $2.5 million for the six months ended June 30, 2017. We began generating midstream services revenue during the first quarter of 2017 and, prior to that period, had no midstream services revenue. Our midstream services revenue represents fees charged to our joint interest owners and third parties for the transportation of oil and natural gas along with water gathering and related disposal facilities. These assets complement our operations in areas where we have significant production.

Lease Operating Expense. Lease operating expense was $80.0 million ($4.11 per BOE) for the six months ended June 30, 2018 as compared to $55.6 million ($4.43 per BOE) for the six months ended June 30, 2017. The increase in lease operating expense was a result of nonrecurring charges due to work overs. The decrease in lease operating expense per BOE was a result of lease operating expenses increasing at a lower percentage than the increase in production volumes.

Production and Ad Valorem Tax Expense. Production and ad valorem taxes were $59.5 million for the six months ended June 30, 2018, an increase of $27.9 million, or 88%, from $31.6 million for the six months ended June 30, 2017. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, among other factors, whereas production taxes are based upon current year commodity prices. During the six months ended June 30, 2018, our production and ad valorem taxes per BOE increased by $0.53 as compared to the six months ended June 30, 2017, primarily due to increased commodity prices and production volumes.

Midstream Services Expense. Midstream services expense was $28.8 million for the six months ended June 30, 2018, an increase of $26.1 million as compared to $2.7 million for the six months ended June 30, 2017. Prior to the first quarter of 2017, we had no midstream services expense. Midstream services expense represents costs incurred to operate and maintain our oil and natural gas gathering and transportation systems, natural gas lift, compression infrastructure and water transportation facilities.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $111.0 million, or 83%, to $245.1 million for the six months ended June 30, 2018 from $134.1 million for the six months ended June 30, 2017.

The following table provides the components of our depreciation, depletion and amortization expense for the periods presented:

	Six Months Ended June 30,
	2018	2017

	(in thousands, except BOE amounts)
Depletion of proved oil and natural gas properties	$232,369	$131,947
Depreciation of midstream assets	8,571	1,431
Depreciation of other property and equipment	4,143	724
Depreciation, depletion and amortization expense	$245,083	$134,102
Oil and natural gas properties depreciation, depletion and amortization per BOE	$11.93	$10.69

The increase in depletion of proved oil and natural gas properties of $100.4 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 resulted primarily from higher production levels and an increase in net book value on new reserves added.

General and Administrative Expenses. General and administrative expenses increased $5.2 million from $25.6 million for the six months ended June 30, 2017 to $30.9 million for the six months ended June 30, 2018. The increase was primarily due to an increase in salaries and benefits.

Net Interest Expense. Net interest expense for the six months ended June 30, 2018 was $30.8 million as compared to $20.5 million for the six months ended June 30, 2017, an increase of $10.3 million. This increase was due to a higher interest rate and increased borrowings during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Derivatives. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.” For the six months ended June 30, 2018, we had a cash loss on settlement of derivative instruments of $77.2 million as compared to a cash gain on settlement of derivative instruments of $3.0 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, we had a negative change in the fair value of open derivative instruments of $13.7 million as compared to a positive change of $68.0 million for the six months ended June 30, 2017.

Provision for (Benefit From) Income Taxes. We recorded an income tax provision of $40.5 million and $3.5 million for the six months ended June 30, 2018 and 2017, respectively. The change in our income tax provision was primarily due to the increase in pre-tax book income for the six months ended June 30, 2018, and the change in the valuation allowance for the six months ended June 30, 2017.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been proceeds from our public equity offerings, borrowings under our revolving credit facility, proceeds from the issuance of our senior notes and cash flows from operations. Our primary uses of capital have been for the acquisition, development and exploration of oil and natural gas properties. As we pursue reserves and production growth, we regularly consider which capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future ability to grow proved reserves and production will be highly dependent on the capital resources available to us.

Liquidity and Cash Flow

Our cash flows for the six months ended June 30, 2018 and 2017 are presented below:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$764,353	$394,431
Net cash used in investing activities	(1,198,594)	(2,221,476)
Net cash provided by financing activities	435,722	177,059
Net increase (decrease) in cash	$1,481	$(1,649,986)

Operating Activities

Net cash provided by operating activities was $764.4 million for the six months ended June 30, 2018 as compared to $394.4 million for the six months ended June 30, 2017. The increase in operating cash flows is primarily the result of an increase in our oil and natural gas revenues due to an increase in average prices and production growth during the six months ended June 30, 2018.

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

Investing Activities

The purchase and development of oil and natural gas properties accounted for the majority of our cash outlays for investing activities. Net cash used in investing activities was $1.2 billion and $2.2 billion during the six months ended June 30, 2018 and 2017, respectively.

During the six months ended June 30, 2018, we spent (a) $650.1 million on capital expenditures in conjunction with our development program, in which we drilled 94 gross (86 net) operated horizontal wells, of which 33 gross (31 net) wells were in the Delaware Basin and the remaining wells were in the Midland Basin, and turned 85 gross (75 net) operated horizontal wells into production, of which 41 gross (36 net) wells were in the Delaware Basin and the remaining wells were in the Midland Basin, (b) $94.5 million on additions to midstream assets, (c) $101.2 million on leasehold acquisitions, (d) $253.1 million for the acquisition of mineral interests and (e) $4.0 million for the purchase of other property and equipment.

During the six months ended June 30, 2017, we spent (a) $291.8 million on capital expenditures in conjunction with our drilling program and related infrastructure projects, in which we drilled 64 gross (55 net) horizontal wells, completed 61 gross (52 net) horizontal wells and participated in the drilling of 11 gross (two net) non-operated wells in the Permian Basin, (b) $4.4 million on additions to midstream assets, (c) $1,861.0 million on leasehold acquisitions, (d) $50.3 million for midstream assets and (e) $13.8 million for the purchase of other property and equipment.

Our investing activities for the six months ended June 30, 2018 and 2017 are summarized in the following table:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Drilling, completion and infrastructure	$(650,058)	$(291,767)
Additions to midstream assets	(94,503)	(4,444)
Acquisition of leasehold interests	(101,216)	(1,860,980)
Acquisition of mineral interests	(253,102)	(122,679)
Acquisition of midstream assets	—	(50,279)
Purchase of other property, equipment and land	(3,978)	(13,825)
Investment in real estate	(110,480)	—
Proceeds from sale of assets	3,879	1,295
Funds held in escrow	10,989	121,391
Equity investments	(125)	(188)
Net cash used in investing activities	$(1,198,594)	$(2,221,476)

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 and 2017 was $435.7 million and $177.1 million, respectively. During the six months ended June 30, 2018, the amount provided by financing activities was primarily attributable to the issuance of $300.0 million of new senior notes and $12.0 million of premium on proceeds of the new senior notes, partially offset by $181.0 million of repayments, net of borrowings, $38.3 million of distributions to non-controlling interest and $12.3 million of dividends to stockholders. The 2017 amount provided by financing activities was primarily attributable to $147.7 million of proceeds from Viper’s January 2017 equity offering, partially offset by $45.0 million of repayments, net of borrowings, under Viper’s credit facility.

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

As required under the terms of the registration rights agreements relating to the new 2025 senior notes, we filed with the SEC our Registration Statement on Form S-4 relating to the exchange offers of the new 2025 senior notes for substantially identical notes registered under the Securities Act. The Registration Statement was declared effective by the SEC on July 18, 2018 and we commenced the exchange offer on July 19, 2018. We expect to close the exchange offer at the end of August 2018.
Second Amended and Restated Credit Facility

Our credit agreement dated November 1, 2013, as amended and restated, with a syndicate of banks, including Wells Fargo, as administrative agent, and its affiliate Wells Fargo Securities, LLC, as sole book runner and lead arranger, provides for a revolving credit facility in the maximum credit amount of $5.0 billion, subject to a borrowing base based on our oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be redetermined, under certain circumstances, annually with an effective date of May 1st, and, under certain circumstances, semi-annually with effective dates of May 1st and November 1st. In addition, we and Wells Fargo may each request up to two interim redeterminations of the borrowing base during any 12-month period. As of June 30, 2018, the borrowing base was set at $2.0 billion, we had elected a commitment amount of $1.0 billion and we had borrowings of $321.5 million outstanding under the revolving credit facility and $678.5 million available for future borrowings under our revolving credit facility.

Diamondback O&G LLC is the borrower under our credit agreement. As of June 30, 2018, the credit agreement is guaranteed by us, Diamondback E&P LLC and Rattler Midstream LLC (formerly known as White Fang Energy LLC) and will also be guaranteed by any of our future subsidiaries that are classified as restricted subsidiaries under the credit agreement. The credit agreement is also secured by substantially all of our assets and the assets of Diamondback O&G LLC and the guarantors.
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

Financial Covenant	Required Ratio
Ratio of total net debt to EBITDAX, as defined in the credit agreement	Not greater than 4.0 to 1.0
Ratio of current assets to liabilities, as defined in the credit agreement	Not less than 1.0 to 1.0

The covenant prohibiting additional indebtedness, as amended in November 2017, allows for the issuance of unsecured debt in the form of senior or senior subordinated notes if no default would result from the incurrence of such debt after giving effect thereto and if, in connection with any such issuance, the borrowing base is reduced by 25% of the stated principal amount of each such issuance.
As of June 30, 2018, we were in compliance with all financial covenants under our revolving credit facility. The lenders may accelerate all of the indebtedness under our revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of our revolving credit facility generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

Viper’s Facility-Wells Fargo Bank

On July 8, 2014, Viper entered into a secured revolving credit agreement, or revolving credit facility, with Wells Fargo, as administrative agent, certain other lenders, and the Operating Company, as guarantor. On May 8, 2018, the Operating Company assumed all liabilities as borrower under the credit agreement and Viper became a guarantor of the credit agreement. On July 20, 2018, the Operating Company, Viper, Wells Fargo and the other lenders amended and restated the credit agreement to reflect the assumption by the Operating Company. The credit agreement, as amended and restated, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base based on Viper’s oil and natural gas reserves and other factors (the “borrowing base”) of $475.0 million, subject to scheduled semi-annual and other borrowing base redeterminations. The borrowing base is scheduled to be re-

determined semi-annually with effective dates of May 1st and November 1st. In addition, the Operating Company and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. As of June 30, 2018, the borrowing base was set at $475.0 million, and Viper had $350.0 million of outstanding borrowings and $125.0 million available for future borrowings under its revolving credit facility.
The outstanding borrowings under Viper’s credit agreement bear interest at a per annum rate elected by the Operating Company that is equal to an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.75% to 1.75% per annum in the case of the alternate base rate and from 1.75% to 2.75% per annum in the case of LIBOR, in each case depending on the amount of loans and letters of credit outstanding in relation to the commitment, which is defined as the lesser of the maximum credit amount and the borrowing base. The Operating Company is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment, which fee is also dependent on the amount of loans and letters of credit outstanding in relation to the commitment. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be repaid (a) to the extent the loan amount exceeds the commitment or the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period), (b) in an amount equal to the net cash proceeds from the sale of property when a borrowing base deficiency or event of default exists under the credit agreement and (c) at the maturity date of November 1, 2022. The loan is secured by substantially all of the assets of Viper and the Operating Company.

The Viper credit agreement contains various affirmative, negative and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates and entering into certain swap agreements, and require the maintenance of the financial ratios described below:

Financial Covenant	Required Ratio
Ratio of total net debt to EBITDAX, as defined in the credit agreement	Not greater than 4.0 to 1.0
Ratio of current assets to liabilities, as defined in the credit agreement	Not less than 1.0 to 1.0

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

The lenders may accelerate all of the indebtedness under the revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.

Capital Requirements and Sources of Liquidity

Our board of directors approved a 2018 capital budget for drilling and infrastructure of approximately $1.4 billion to $1.5 billion, representing an increase of 66% over our 2017 capital budget. We estimate that, of these expenditures, approximately:

•
$1,225.0 million to $1,300.0 million will be spent on drilling and completing 170 to 190 gross (146 to 163 net) horizontal wells across our operated leasehold acreage in the Northern Midland and Southern Delaware Basins, with an average lateral length of approximately 9.300 feet; and

•	$175.0 million to $200.0 million will be spent on infrastructure and other expenditures, excluding the cost of any leasehold and mineral interest acquisitions.

During the six months ended June 30, 2018, our aggregate capital expenditures for our development program were $650.1 million. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted. During the six months ended June 30, 2018, we spent approximately $354.3 million in cash on acquisitions of leasehold interests and mineral acres. As discussed above, we have entered into a definitive purchase agreement with Ajax to purchase certain oil and natural gas assets for $900.0 million in cash and approximately 2.6 million shares of our common stock, subject to certain adjustments. We expect to fund the cash portion of the consideration for the Pending Ajax Acquisition through a combination of cash on hand, proceeds from the pending Drop-down Transaction, borrowings under our revolving credit facility and/or proceeds from one or more capital markets transactions, which may include debt offerings.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2018. Please read Note 16 included in Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this report, for a discussion of our commitments and contingencies, some of which are not recognized in the balance sheets under GAAP.

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

We use price swap derivatives, including basis swaps and costless collars, to reduce price volatility associated with certain of our oil and natural gas sales. With respect to these fixed price swap contracts, the counterparty is required to make a payment to us if the settlement price for any settlement period is less than the swap price, and we are required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. Our derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on NYMEX West Texas Intermediate pricing (Cushing and Magellan East Houston) and Crude Oil - Brent and with natural gas derivative settlements based on NYMEX Henry Hub pricing.

At June 30, 2018 and December 31, 2017, we had a net liability derivative position of $119.8 million and $106.7 million, respectively, related to our price swap derivatives. Utilizing actual derivative contractual volumes under our fixed price swaps as of June 30, 2018, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position to $161.0 million, an increase of $41.1 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability derivative position to $78.7 million, a decrease of $41.1 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from joint interest receivables (approximately $91.0 million at June 30, 2018) and receivables from the sale of our oil and natural gas production (approximately $167.9 million at June 30, 2018).

We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the six months ended June 30, 2018, two purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (30%) and Koch Supply & Trading LP (21%). For the six months ended June 30, 2017, three purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (37%); Koch Supply & Trading LP (17%); and Enterprise Crude Oil LLC (11%). No other customer accounted for more than 10% of our revenue during these periods.

Joint operations receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells. At June 30, 2018, we had six customers that represented approximately 74% of our total joint operations receivables. At December 31, 2017, we had three customers that represented approximately 74% of our total joint operations receivables.

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

As of June 30, 2018, we had $321.5 million in outstanding borrowings under our revolving credit facility. Our weighted average interest rate on borrowings under our revolving credit facility was 3.54%. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $3.2 million based on an aggregate of $321.5 million outstanding under our revolving credit facility as of June 30, 2018.

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

As of June 30, 2018, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2018, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

10.1
Sixth Amendment to the Second Amended and Restated Credit Agreement and Third Amendment to Amended and Restated Guaranty and Collateral Agreement, dated as of May 25, 2018, by and among Diamondback Energy, Inc., as parent guarantor, Diamondback O&G LLC, as borrower, certain other subsidiaries of Diamondback Energy, Inc., as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on June 1, 2018).

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

DIAMONDBACK ENERGY, INC.

Date:	August 9, 2018	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2018	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer
(Principal Financial and Accounting Officer)