Form 10-Q
period 2018-09-30
Diamondback Energy, Inc.
filed 2018-11-07
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2018, 101,257,911 shares of the registrant’s common stock were outstanding.

DIAMONDBACK ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

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

•
acquisitions, including our recent acquisition of certain leasehold acres and other assets from Ajax Resources, LLC and our pending acquisition of Energen Corporation discussed elsewhere in this report;

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

v

Diamondback Energy, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2018	2017
	(In thousands, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$508,446	$112,446
Accounts receivable:
Joint interest and other	81,955	73,038
Oil and natural gas sales	182,362	158,575
Inventories	14,815	9,108
Derivative instruments	—	531
Prepaid expenses and other	8,111	4,903
Total current assets	795,689	358,601
Property and equipment:
Oil and natural gas properties, full cost method of accounting ($4,283,629 and $4,105,865 excluded from amortization at September 30, 2018 and December 31, 2017, respectively)	10,818,378	9,232,694
Midstream assets	355,758	191,519
Other property, equipment and land	85,882	80,776
Accumulated depletion, depreciation, amortization and impairment	(2,545,412)	(2,161,372)
Net property and equipment	8,714,606	7,343,617
Funds held in escrow	62,034	6,304
Deferred tax asset	95,551	—
Investment in real estate, net	106,834	—
Other assets	31,859	62,463
Total assets	$9,806,573	$7,770,985
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$85,869	$94,590
Accrued capital expenditures	292,700	221,256
Other accrued liabilities	143,792	92,512
Revenues and royalties payable	75,600	68,703
Derivative instruments	123,826	100,367
Total current liabilities	721,787	577,428
Long-term debt	2,332,359	1,477,347
Derivative instruments	5,931	6,303
Asset retirement obligations	23,897	20,122
Deferred income taxes	292,795	108,048
Other long-term liabilities	7	—
Total liabilities	3,376,776	2,189,248
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 98,673,563 issued and outstanding at September 30, 2018; 98,167,289 issued and outstanding at December 31, 2017	987	982
Additional paid-in capital	5,464,542	5,291,011
Retained earnings (accumulated deficit)	467,830	(37,133)
Total Diamondback Energy, Inc. stockholders’ equity	5,933,359	5,254,860
Non-controlling interest	496,438	326,877
Total equity	6,429,797	5,581,737
Total liabilities and equity	$9,806,573	$7,770,985
See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Revenues:
Oil sales	$454,644	$259,049	$1,334,349	$704,007
Natural gas sales	14,814	14,922	40,557	37,537
Natural gas liquid sales	57,610	25,266	133,858	57,625
Lease bonus	1,322	322	2,250	2,507
Midstream services	7,280	1,694	26,658	4,241
Other operating income	2,359	—	6,825	—
Total revenues	538,029	301,253	1,544,497	805,917
Costs and expenses:
Lease operating expenses	49,111	32,498	129,103	88,113
Production and ad valorem taxes	33,536	18,371	93,042	49,975
Gathering and transportation	6,976	3,476	18,074	9,110
Midstream services	19,725	4,445	48,515	7,127
Depreciation, depletion and amortization	146,318	87,579	391,401	221,681
General and administrative expenses (including non-cash equity-based compensation, net of capitalized amounts, of $5,350 and $6,187 for the three months ended September 30, 2018 and 2017, respectively, and $18,451 and $19,418 for the nine months ended September 30, 2018 and 2017, respectively)	14,185	11,888	45,039	37,524
Asset retirement obligation accretion	387	357	1,107	1,030
Other operating expense	940	—	2,416	—
Total costs and expenses	271,178	158,614	728,697	414,560
Income from operations	266,851	142,639	815,800	391,357
Other income (expense):
Interest expense, net	(18,548)	(9,192)	(49,345)	(29,662)
Other income, net	1,962	3	89,170	9,472
Gain (loss) on derivative instruments, net	(48,373)	(50,645)	(139,305)	20,376
Gain (loss) on revaluation of investment	(199)	—	5,165	—
Total other income (expense), net	(65,158)	(59,834)	(94,315)	186
Income before income taxes	201,693	82,805	721,485	391,543
Provision for income taxes	42,276	857	82,750	4,393
Net income	159,417	81,948	638,735	387,150
Net income attributable to non-controlling interest	2,363	8,924	99,723	19,448
Net income attributable to Diamondback Energy, Inc.	$157,054	$73,024	$539,012	$367,702
Earnings per common share:
Basic	$1.59	$0.74	$5.47	$3.81
Diluted	$1.59	$0.74	$5.45	$3.80
Weighted average common shares outstanding:
Basic	98,638	98,144	98,603	96,491
Diluted	98,818	98,369	98,820	96,752
Dividends declared per share	$0.125	$—	$0.375	$—

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Shares	Amount
	(In thousands)
Balance December 31, 2016	90,144	$901	$4,215,955	$(519,394)	$320,830	$4,018,292
Net proceeds from issuance of common units - Viper Energy Partners LP		—	—	—	369,896	369,896
Unit-based compensation		—	—	—	2,039	2,039
Common units issued for acquisition		—	—	—	3,050	3,050
Stock-based compensation		—	23,790	—	—	23,790
Distribution to non-controlling interest		—	—	—	(27,640)	(27,640)
Common shares issued in public offering, net of offering costs		—	14	—	—	14
Common shares issued for acquisition	7,686	77	809,096	—	—	809,173
Exercise of stock options and vesting of restricted stock units	337	4	355	—	—	359
Net income		—	—	367,702	19,448	387,150
Balance September 30, 2017	98,167	$982	$5,049,210	$(151,692)	$687,623	$5,586,123

Balance December 31, 2017	98,167	$982	$5,291,011	$(37,133)	$326,877	$5,581,737
Impact of adoption of ASU 2016-01, net of tax		—	—	(9,393)	(6,671)	(16,064)
Net proceeds from issuance of common units - Viper Energy Partners LP		—	—	—	303,137	303,137
Unit-based compensation		—	—	—	2,166	2,166
Stock-based compensation		—	23,613	—	—	23,613
Distribution to non-controlling interest		—	—	—	(68,801)	(68,801)
Dividend paid		—	—	(24,656)	—	(24,656)
Exercise of stock options and vesting of restricted stock units	506	5	(5)	—	140	140
Change in ownership of consolidated subsidiaries, net		—	149,923	—	(160,133)	(10,210)
Net income		—	—	539,012	99,723	638,735
Balance September 30, 2018	98,674	$987	$5,464,542	$467,830	$496,438	$6,429,797

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2018	2017

	(In thousands)
Cash flows from operating activities:
Net income	$638,735	$387,150
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	81,573	3,313
Asset retirement obligation accretion	1,107	1,030
Depreciation, depletion and amortization	391,401	221,681
Amortization of debt issuance costs	2,291	2,828
Change in fair value of derivative instruments	23,618	(9,365)
Income from equity investment	—	(309)
Gain on revaluation of investment	(5,165)	—
Equity-based compensation expense	18,451	19,418
Loss (gain) on sale of assets, net	3,071	(386)
Changes in operating assets and liabilities:
Accounts receivable	(21,611)	(23,422)
Accounts receivable-related party	—	283
Restricted cash	—	500
Inventories	(14,196)	(2,700)
Prepaid expenses and other	(5,813)	(9,242)
Accounts payable and accrued liabilities	18,383	18,305
Accounts payable and accrued liabilities-related party	—	(2)
Accrued interest	12,663	(1,738)
Income tax payable	311	1,017
Revenues and royalties payable	6,897	29,657
Net cash provided by operating activities	1,151,716	638,018
Cash flows from investing activities:
Additions to oil and natural gas properties	(1,010,325)	(531,489)
Additions to midstream assets	(129,820)	(22,491)
Purchase of other property, equipment and land	(2,049)	(21,534)
Acquisition of leasehold interests	(185,658)	(1,892,864)
Acquisition of mineral interests	(335,574)	(370,855)
Acquisition of midstream assets	—	(50,279)
Proceeds from sale of assets	6,771	3,584
Investment in real estate	(110,654)	—
Funds held in escrow	(51,045)	121,391
Equity investments	(604)	(188)
Net cash used in investing activities	(1,818,958)	(2,764,725)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	1,027,500	533,000
Repayment under credit facility	(1,221,500)	(383,500)
Proceeds from senior notes	1,062,000	—
Debt issuance costs	(14,578)	(1,714)
Public offering costs	(2,636)	(510)
Proceeds from public offerings	305,773	370,344
Proceeds from exercise of unit options	140	—
Proceeds from exercise of stock options	—	358
Dividends to stockholders	(24,656)	—

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - Continued
(Unaudited)

	Nine Months Ended September 30,
	2018	2017

Distributions to non-controlling interest	(68,801)	(27,640)
Net cash provided by financing activities	1,063,242	490,338
Net increase (decrease) in cash and cash equivalents	396,000	(1,636,369)
Cash and cash equivalents at beginning of period	112,446	1,666,574
Cash and cash equivalents at end of period	$508,446	$30,205

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$51,658	$28,702
Supplemental disclosure of non-cash transactions:
Change in accrued capital expenditures	$71,444	$129,105
Capitalized stock-based compensation	$7,328	$6,411
Common stock issued for oil and natural gas properties	$—	$809,173
Asset retirement obligations acquired	$270	$2,411

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
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

The wholly-owned subsidiaries of Diamondback, as of September 30, 2018, include Diamondback E&P LLC, a Delaware limited liability company, Diamondback O&G LLC, a Delaware limited liability company, Viper Energy Partners GP LLC, a Delaware limited liability company, Rattler Midstream LLC (formerly known as White Fang Energy LLC), a Delaware limited liability company, and Tall City Towers LLC, a Delaware limited liability company. The consolidated subsidiaries include these wholly-owned subsidiaries as well as Viper Energy Partners LP, a Delaware limited partnership (the “Partnership”), and the Partnership’s wholly-owned subsidiary Viper Energy Partners LLC, a Delaware limited liability company (the “Operating Company”).

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation.

The Partnership is consolidated in the financial statements of the Company. As of September 30, 2018, the Company owned approximately 59% of the Partnership’s total units outstanding. The Company’s wholly-owned subsidiary, Viper Energy Partners GP LLC, is the General Partner of the Partnership.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Investments

The Partnership has an equity interest in a limited partnership that is so minor that the Partnership has no influence over the limited partnership’s operating and financial policies. This interest was acquired during the year ended December 31, 2014 and is accounted for under the cost method. Effective January 1, 2018, the Partnership adopted Accounting Standards Update 2016-01 which requires the Partnership to measure this investment at fair value which resulted in a downward adjustment of $18.7 million to record the impact of this adoption. For the three months and nine months ended September 30, 2018, the Partnership recorded a gain (loss) of $(0.2) million and $5.2 million, respectively. The Partnership’s investment balance as of September 30, 2018 was $20.2 million, which is included in other assets in the accompanying consolidated balance sheets.

Funds Held in Escrow

The funds held in escrow represent amounts in deposit to fund acquisitions. During the nine months ended September 30, 2018, there was $62.0 million in deposit to be applied to the purchase price for the acquisition of leasehold interests and related assets from Ajax Resources, LLC that closed on October 31, 2018. See Note 4— Acquisitions for information relating to this acquisition. During the nine months ended September 30, 2017, there was $6.3 million in deposit to fund other acquisitions which closed in the first quarter of 2018.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
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

In July 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-10, “Codification Improvements to Topic 842, Leases”. This update provides clarification and corrects unintended application of certain sections in the new lease guidance. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company believes the primary impact of adopting this standard will be the recognition of assets and liabilities on the balance sheet for current operating leases. The Company is still evaluating the impact of this standard.

In July 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-11, “Lease (Topic 842): Targeted Improvements”. This update provides another transition method of allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company believes the primary impact of adopting this standard will be the recognition of assets and liabilities on the balance sheet for current operating leases. The Company is still evaluating the impact of this standard.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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

In June 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-07, “Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting”. This update applies the existing employee guidance to nonemployee share-based transactions, with the exception of specific guidance related to the attribution of compensation cost. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the impact of the adoption of this update, but does not believe it will have a material impact on its financial position, results of operations or liquidity.

In July 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-09, “Codification Improvements”. This update provides clarification and corrects unintended application of the guidance in various sections. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company is currently evaluating the impact of the adoption of this update, but does not believe it will have a material impact on its financial position, results of operations or liquidity.

In August 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”. This update modifies the fair value measurement disclosure requirements specifically related to Level 3 fair value measurements and transfers between levels. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied prospectively. The Company is currently evaluating the impact of the adoption of this update, but does not believe it will have a material impact on its financial position, results of operations or liquidity.

In August 2018, the Financial Accounting Standards Board issued Accounting Standards Update 2018-15, “Intangibles - Goodwill and Other - Internal - Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”. This update requires the capitalization of implementation costs incurred in a hosting arrangement that is a service contract for internal-use software. Training and certain data conversion costs cannot be capitalized. The entity is required to expense the capitalized implementation costs over the term of the hosting agreement. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company believes the adoption of this update will not have an impact on its financial position, results of operations or liquidity.

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
Condensed Notes to Consolidated Financial Statements-(Continued)
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

Transaction price allocated to remaining performance obligations

The Company’s upstream product sales contracts do not originate until production occurs and, therefore, are not considered to exist beyond each days’ production. Therefore, there are no remaining performance obligation under any of our product sales contracts.
The majority of the Company’s midstream revenue agreements have a term greater than one year, and as such Rattler LLC has utilized the practical expedient in ASC 606, which states that the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under its revenue agreements, each delivery generally represents a separate performance obligation; therefore, future volumes delivered are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.
The remainder of the Company’s midstream revenue agreements, which relate to agreements with third parties, are short-term in nature with a term of one year or less. Rattler LLC has utilized an additional practical expedient in ASC 606 which exempts it from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of an agreement that has an original expected duration of one year or less.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Contract balances

Under the Company’s product sales contracts, it has the right to invoice its customers once the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities under Accounting Standards Codification 606.

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and natural gas liquids sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and related accruals, and any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the three months ended September 30, 2018, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Company believes that the pricing provisions of its oil, natural gas and natural gas liquids contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the revenue related to expected sales volumes and prices for those properties are estimated and recorded.

4.    ACQUISITIONS

Tall City Towers LLC

On January 31, 2018, Tall City Towers LLC, a subsidiary of the Company, completed its acquisition of the Fasken Center office buildings in Midland, TX where the Company’s corporate offices are located for a net purchase price of $109.7 million.

Pending Merger with Energen Corporation

On August 14, 2018, the Company entered into a definitive merger agreement providing for the Company’s acquisition of Energen Corporation (“Energen”) in an all-stock transaction valued at approximately $9.2 billion including Energen’s net debt of $831.0 million as of June 30, 2018 (the “Pending Merger”). The addition of Energen’s assets will increase the Company’s assets to: (i) over 273,000 net Tier One acres in the Permian Basin, an increase of 57% from its current Tier One acreage of approximately 174,000 net acres, (ii) approximately 7,200 estimated total net horizontal Permian locations, an increase of over 120% from its current estimated net locations and (iii) approximately 394,000 net acres across the Midland and Delaware Basins, an increase of 82% from our approximately 216,000 net acres as September 30, 2018, in each case after giving effect to the Company’s recently completed Ajax Resources, LLC, ExL Management, LLC and EnergyQuest II LLC acquisitions described below.

The completion of the Pending Merger is subject to the satisfaction or waiver of certain customary mutual closing conditions. The Company’s registration statement on Form S-4 relating to the Pending Merger was declared effective by the SEC on October 24, 2018, and the Pending Merger is expected to be completed at the end of November of 2018.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Under the terms of the merger agreement relating to the Pending Merger, the Company has agreed to assume Energen’s outstanding debt, which as of June 30, 2018 was approximately $831.0 million. This amount consists of $301.0 million of borrowings under Energen’s existing credit facility, $400.0 million aggregate principal amount of 4.625% Notes, due September 1, 2021, $20.0 million aggregate principal amount of 7.32% Medium-term Notes, Series A, due July 28, 2022, $10.0 million aggregate principal amount of 7.35% Medium-term Notes, Series A, due July 28, 2027, and $100.0 million aggregate principal amount of 7.125% Medium-term Notes, Series B, due February 15, 2028 (collectively, the “Energen Notes”). The Company may choose to refinance the Energen credit facility and the Company’s credit facility into a combined credit facility in connection with the consummation of the Pending Merger or the Company may choose to repay the outstanding borrowings under the Energen credit facility using cash on hand or borrowings under the Company’s revolving credit facility. With respect to the outstanding Energen Notes, the Company may take no action, or the Company may seek to amend the terms of the indenture governing the Energen Notes or engage in liability management transactions with respect to, repay or refinance any or all of the Energen Notes, with any repayment coming from cash on hand or borrowings under the Company’s revolving credit facility.

Ajax Resources, LLC

On July 22, 2018, the Company entered into a definitive purchase agreement to acquire all leasehold interests and related assets of Ajax Resources, LLC, which include approximately 25,493 net leasehold acres in the Northern Midland Basin, for $900.0 million in cash, subject to certain adjustments, and approximately 2.6 million shares of the Company’s common stock (the “Ajax acquisition”). This transaction closed on October 31, 2018 and was effective as of July 1, 2018. The cash portion of this transaction was funded through a combination of cash on hand, proceeds from the sale of mineral interests to the Partnership (described below), borrowing under the Company’s revolving credit facility and a portion of the proceeds from the Company’s September 2018 senior note offering. See Note 9—Debt for information relating to this offering.

In connection with the closing of the Ajax acquisition on October 31, 2018, the Company entered into a registration rights agreement with Ajax Resources, LLC and certain other holders of the Company’s common stock. Pursuant to this agreement, the Company agreed to (i) file with the SEC a shelf registration statement to facilitate the resale of common stock issued in the Ajax acquisition and any shares of common stock that may be issued or distributed in respect of such shares upon certain events and (ii) use its reasonable best efforts to cause such registration statement to become effective by November 30, 2018. Pursuant to this registration rights agreement, the Company also agreed to provide certain demand and piggyback registration rights to such holders.

ExL Petroleum Management, LLC and EnergyQuest II LLC

On September 21, 2018, the Company entered into two definitive purchase agreements to acquire leasehold interests and related assets, one with ExL Petroleum Management, LLC and ExL Petroleum Operating, Inc. and one with EnergyQuest II LLC, for an aggregate of approximately 3,646 net leasehold acres in the Northern Midland Basin for a total of $312.5 million in cash, subject to certain adjustments. These transactions closed on October 31, 2018 and were effective as of August 1, 2018. These transactions were funded through a combination of cash on hand, proceeds from the sale of assets to the Partnership (described below) and borrowing under the Company’s revolving credit facility.

Drop-down Transaction

On August 15, 2018, the Company completed a transaction to sell to the Partnership mineral interests underlying 32,424 gross (1,696 net royalty) acres primarily in Pecos County, Texas, in the Permian Basin, approximately 80% of which are operated by the Company, for $175.0 million (the “Drop-down Transaction”).

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Oil and Natural Gas Properties

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

The Company included in its consolidated statements of operations revenues of $84.3 million and direct operating expenses of $16.0 million for the period from February 28, 2017 to September 30, 2017 due to the acquisition.

Pro Forma Financial Information

The following unaudited summary pro forma consolidated statement of operations data of Diamondback for the three months and nine months ended September 30, 2017 have been prepared to give effect to the February 28, 2017 acquisition as if it had occurred on January 1, 2016. The pro forma data are not necessarily indicative of financial results that would have been attained had the acquisitions occurred on January 1, 2016. The pro forma data also necessarily exclude various operation expenses related to the properties and the financial statements should not be viewed as indicative of operations in future periods.

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(in thousands, except per share amounts)
Revenues	$301,253	$828,846
Income from operations	142,639	405,699
Net income	81,948	382,044
Basic earnings per common share	0.74	3.96
Diluted earnings per common share	0.74	3.95

5.    VIPER ENERGY PARTNERS LP

The Partnership is a publicly traded Delaware limited partnership, the common units of which are listed on the Nasdaq Global Market under the symbol “VNOM”. The Partnership was formed by Diamondback on February 27, 2014, to, among other things, own, acquire and exploit oil and natural gas properties in North America. The Partnership is currently focused on oil and natural gas properties in the Permian Basin and the Eagle Ford Shale. Viper Energy Partners GP LLC, a fully-consolidated subsidiary of Diamondback, serves as the general partner of the Partnership. As of September 30, 2018, the Company owned approximately 59% of the Partnership’s total units outstanding.

Recapitalization, Tax Status Election and Related Transactions by Viper

In March 2018, the Partnership announced that the Board of Directors of the General Partner had unanimously approved a change of the Partnership’s federal income tax status from that of a pass-through partnership to that of a taxable entity via a “check the box” election. In connection with making this election, on May 9, 2018 the Partnership (i) amended and restated its First Amended and Restated Partnership Agreement, (ii) amended and restated the First Amended and Restated Limited Liability Company Agreement of the Operating Company, (iii) amended and restated its existing registration rights agreement with the Company and (iv) entered into an exchange agreement with the Company, the General Partner and the Operating Company. Simultaneously with the effectiveness of these agreements, the Company delivered and assigned to the Partnership the 73,150,000 common units the Company owned in exchange

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

for (i) 73,150,000 of the Partnership’s newly-issued Class B units and (ii) 73,150,000 newly-issued units of the Operating Company pursuant to the terms of a Recapitalization Agreement dated March 28, 2018, as amended as of May 9, 2018 (the “Recapitalization Agreement”). Immediately following that exchange, the Partnership continued to be the managing member of the Operating Company, with sole control of its operations, and owned approximately 36% of the outstanding units issued by the Operating Company, and the Company owned the remaining approximately 64% of the outstanding units issued by the Operating Company. Upon completion of the Partnership’s July 2018 offering of units, it owned approximately 41% of the outstanding units issued by the Operating Company and the Company owned the remaining approximately 59%. The Operating Company units and the Partnership’s Class B units owned by the Company are exchangeable from time to time for the Partnership’s common units (that is, one Operating Company unit and one Partnership Class B unit, together, will be exchangeable for one Partnership common unit).

On May 10, 2018, the change in the Partnership’s income tax status became effective. On that date, pursuant to the terms of the Recapitalization Agreement, (i) the General Partner made a cash capital contribution of $1.0 million to the Partnership in respect of its general partner interest and (ii) the Company made a cash capital contribution of $1.0 million to the Partnership in respect of the Class B units. The Company, as the holder of the Class B units, and the General Partner, as the holder of the general partner interest, are entitled to receive an 8% annual distribution on the outstanding amount of these capital contributions, payable quarterly, as a return on this invested capital. On May 10, 2018, the Company also exchanged 731,500 Class B units and 731,500 units in the Operating Company for 731,500 common units of the Partnership and a cash amount of $10,000 representing a proportionate return of the $1.0 million invested capital in respect of the Class B units. The General Partner continues to serve as the Partnership’s general partner and the Company continues to control the Partnership. After the effectiveness of the tax status election and the completion of related transactions, the Partnership’s minerals business continues to be conducted through the Operating Company, which continues to be taxed as a partnership for federal and state income tax purposes. This structure is anticipated to provide significant benefits to the Partnership’s business, including operational effectiveness, acquisition and disposition transactional planning flexibility and income tax efficiency. For additional information regarding the tax status election and related transactions, please refer to the Partnership’s Definitive Information Statement on Schedule 14C filed with the SEC on April 17, 2018 and the Partnership’s Current Report on Form 8-K filed with the SEC on May 15, 2018.

Partnership Agreement

The second amended and restated agreement of limited partnership, dated as of May 9, 2018, as amended as of May 10, 2018 (the “Partnership Agreement”), requires the Partnership to reimburse the General Partner for all direct and indirect expenses incurred or paid on the Partnership’s behalf and all other expenses allocable to the Partnership or otherwise incurred by the General Partner in connection with operating the Partnership’s business. The Partnership Agreement does not set a limit on the amount of expenses for which the General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for the Partnership or on its behalf and expenses allocated to the General Partner by its affiliates. The General Partner is entitled to determine the expenses that are allocable to the Partnership. For the three months ended September 30, 2018 and 2017, the General Partner allocated $0.6 million to the Partnership. For the nine months ended September 30, 2018 and 2017, the General Partner allocated $1.8 million to the Partnership.

Tax Sharing

In connection with the closing of the Viper Offering, the Partnership entered into a tax sharing agreement with Diamondback, dated June 23, 2014, pursuant to which the Partnership agreed to reimburse Diamondback for its share of state and local income and other taxes for which the Partnership’s results are included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on June 23, 2014. The amount of any such reimbursement is limited to the tax the Partnership would have paid had it not been included in a combined group with Diamondback. Diamondback may use its tax attributes to cause its combined or consolidated group, of which the Partnership may be a member for this purpose, to owe less or no tax. In such a situation, the Partnership agreed to reimburse Diamondback for the tax the Partnership would have owed had the tax attributes not been available or used for the Partnership’s benefit, even though Diamondback had no cash tax expense for that period. For the three months and nine months ended September 30, 2018, the Partnership accrued state income tax expense (benefit) of $(0.1) million and $0.1 million, respectively, for its share of Texas margin tax for which the Partnership’s results are included in a combined tax return filed by Diamondback.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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

6.    PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	September 30,	December 31,
	2018	2017

	(in thousands)
Oil and natural gas properties:
Subject to depletion	$6,534,749	$5,126,829
Not subject to depletion	4,283,629	4,105,865
Gross oil and natural gas properties	10,818,378	9,232,694
Accumulated depletion	(1,375,163)	(1,009,893)
Accumulated impairment	(1,143,498)	(1,143,498)
Oil and natural gas properties, net	8,299,717	7,079,303
Midstream assets	355,758	191,519
Other property, equipment and land	85,882	80,776
Accumulated depreciation	(26,751)	(7,981)
Property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$8,714,606	$7,343,617

Balance of costs not subject to depletion:
Incurred in 2018	$589,352
Incurred in 2017	2,563,902
Incurred in 2016	714,467
Incurred in 2015	234,948
Incurred in 2014	180,960
Total not subject to depletion	$4,283,629

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain internal costs, are capitalized and amortized on a composite unit of production method based on proved oil, natural gas liquids and natural gas reserves. Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. Costs, including related employee costs, associated with production and operation of the properties are charged to expense as incurred. All other internal costs not directly associated with exploration and development activities are charged to expense as they are incurred. Capitalized internal costs were approximately $6.7 million and $5.7 million for the three months ended September 30, 2018 and 2017, respectively, and $20.4 million and $15.9 million for the nine months ended September 30, 2018 and 2017, respectively. Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The inclusion of the Company’s unevaluated costs into the amortization base is expected to be completed within three to five years. Acquisition costs not currently being amortized are primarily related to unproved acreage that the Company plans to prove up through drilling. The Company has no plans to let any acreage expire. Sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, natural gas liquids and natural gas.

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

At September 30, 2018, there was $50.1 million in exploration costs and development costs and $42.0 million in capitalized interest that was not subject to depletion. At December 31, 2017, there were $26.0 million in exploration costs and development costs and $22.1 million in capitalized interest that was not subject to depletion.

7.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligation liability for the following periods:

	Nine Months Ended September 30,
	2018	2017

	(in thousands)
Asset retirement obligations, beginning of period	$21,285	$17,422
Additional liabilities incurred	2,229	1,196
Liabilities acquired	270	2,411
Liabilities settled	(1,474)	(689)
Accretion expense	1,107	1,030
Revisions in estimated liabilities	568	4
Asset retirement obligations, end of period	23,985	21,374
Less current portion	88	1,392
Asset retirement obligations - long-term	$23,897	$19,982

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

8.    EQUITY METHOD INVESTMENTS

In October 2014, the Company obtained a 25% interest in HMW Fluid Management LLC (“HMW LLC”), which was formed to develop, own and operate an integrated water management system to gather, store, process, treat, distribute and dispose of water to exploration and production companies operating in Midland, Martin and Andrews Counties, Texas. On June 30, 2018, HMW LLC’s operating agreement was amended effective January 1, 2018. As a result of the amendment, the Company will no longer recognize an equity investment in HMW LLC but will instead consolidate its interests in the net assets of HMW LLC. In exchange for the Company’s 25% investment, the Company received a 50% undivided ownership interest in two of the four salt water disposal wells and associated assets previously owned by HMW LLC. The Company’s basis in the assets is equivalent to its basis in the equity investment in HMW LLC. During the nine months ended September 30, 2017, the Company invested $0.2 million in this entity and recorded $0.3 million, which is the Company’s share of HMW LLC’s net income, bringing its total investment to $6.8 million at September 30, 2017.

9.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	September 30,	December 31,
	2018	2017

	(in thousands)
4.750 % Senior Notes due 2024	$1,250,000	$500,000
5.375 % Senior Notes due 2025	800,000	500,000
Unamortized debt issuance costs	(25,038)	(13,153)
Unamortized premium costs	10,897	—
Revolving credit facility	—	397,000
Partnership revolving credit facility	296,500	93,500
Total long-term debt	$2,332,359	$1,477,347

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

On September 25, 2018, the Company issued $750.0 million aggregate principal amount of new 4.750% Senior Notes due 2024 (the “New 2024 Notes”) as additional notes under, and subject to the terms of, the 2024 Indenture. The New 2024 Notes were issued in a transaction exempt from the registration requirements under the Securities Act. The Company received approximately $740.7 million in net proceeds, after deducting the initial purchasers’ discount and its estimated offering expenses, but disregarding accrued interest, from the issuance of the New 2024 Notes. The Company used a portion of the net proceeds from the issuance of the New 2024 Notes to repay the outstanding borrowings under its revolving credit facility and intends to use the balance for general corporate purposes, including funding a portion of the cash consideration for the acquisition of assets from Ajax Resources, LLC.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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

The Company may on any one or more occasions redeem some or all of the 2024 Senior Notes at any time on or after November 1, 2019 at the redemption prices (expressed as percentages of principal amount) of 103.563% for the 12-month period beginning on November 1, 2019, 102.375% for the 12-month period beginning on November 1, 2020, 101.188% for the 12-month period beginning on November 1, 2021 and 100.000% beginning on November 1, 2022 and at any time thereafter with any accrued and unpaid interest to, but not including, the date of redemption. Prior to November 1, 2019, the Company may on any one or more occasions redeem all or a portion of the 2024 Senior Notes (including the New 2024 Notes) at a price equal to 100% of the principal amount of the 2024 Senior Notes (including the New 2024 Notes) plus a “make-whole” premium and accrued and unpaid interest to the redemption date. In addition, any time prior to November 1, 2019, the Company may on any one or more occasions redeem the 2024 Senior Notes (including the New 2024 Notes) in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the 2024 Senior Notes (including the New 2024 Notes) issued prior to such date at a redemption price of 104.750%, plus accrued and unpaid interest to the redemption date, with an amount equal to the net cash proceeds from certain equity offerings.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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

The Company’s Credit Facility

The Company and Diamondback O&G LLC, as borrower, entered into the second amended and restated credit agreement, dated November 1, 2013, as amended, with a syndicate of banks, including Wells Fargo, as administrative agent, and its affiliate Wells Fargo Securities, LLC, as sole book runner and lead arranger. The credit agreement provides for a revolving credit facility in the maximum credit amount of $5.0 billion, subject to a borrowing base based on the Company’s oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be redetermined, under certain circumstances, annually with an effective date of May 1st, and, under certain circumstances, semi-annually with effective dates of May 1st and November 1st. In addition, the Company and Wells Fargo may each request up to two interim redeterminations of the borrowing base during any 12-month period. As of September 30, 2018, the borrowing base was set at $2.0 billion, the Company had elected a commitment amount of $1.0 billion and the Company had no outstanding borrowings under the revolving credit facility and $1.0 billion available for future borrowings under its revolving credit facility. On October 26, 2018, the credit agreement was amended to increase the borrowing base to $2.5 billion, which was increased further to $2.65 billion on November 6, 2018 following the closing of the Company’s acquisition of assets from Ajax Resources, LLC and satisfaction of certain other conditions. The Company also elected to increase the commitment amount from $1.0 billion to $2.0 billion effective October 26, 2018. In addition, this amendment increased the Company’s flexibility to make restricted payments and redeem senior unsecured notes.
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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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
As of September 30, 2018 and December 31, 2017, the Company was in compliance with all financial covenants under its revolving credit facility, as then in effect. The lenders may accelerate all of the indebtedness under the Company’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.

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

The credit agreement, as amended and restated, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base based on the Partnership’s oil and natural gas reserves and other factors (the “borrowing base”) of $475.0 million, subject to scheduled semi-annual and other borrowing base redeterminations. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and October 26th. In addition, the Operating Company and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. As of September 30, 2018, the borrowing base was set at $475.0 million, and there was $296.5 million of outstanding borrowings and $178.5 million available for future borrowings under the revolving credit facility. In connection with the Partnership’s fall 2018 redetermination, the Partnership’s borrowing base was increased to $555.0 million effective October 26, 2018.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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

Alliance with Obsidian Resources, L.L.C.
The Company entered into a participation and development agreement (the “DrillCo Agreement”), dated September 10, 2018, with Obsidian Resources, L.L.C. (“CEMOF”) to fund oil and natural gas development. Funds managed by CEMOF and its affiliates have agreed to commit to funding certain costs out of CEMOF’s net production revenue and, for a period of time, to the extent not funded by such revenue, up to an additional $300.0 million, to fund drilling programs on locations provided by the Company. Subject to adjustments depending on asset characteristics and return expectations of the selected drilling plan, CEMOF will fund up to 85% of the costs associated with new wells drilled under the DrillCo Agreement and is expected to receive an 80% working interest in these wells until it reaches certain payout thresholds equal to a cumulative 9% and then 13% internal rate of return. Upon reaching the final internal rate of return target, CEMOF’s interest will be reduced to 15%, while the Company’s interest will increase to 85%.

10.    CAPITAL STOCK AND EARNINGS PER SHARE

Diamondback did not complete any equity offerings during the nine months ended September 30, 2018 and September 30, 2017.

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
In July 2018, the Partnership completed an underwritten public offering of 10,080,000 common units, which included 1,080,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. Following this offering, Diamondback owned approximate 59% of the total Partnership units then outstanding. The Partnership received net proceeds from this offering of approximately $303.1 million, after deducting underwriting discounts and commissions and estimated offering expenses. The Partnership used the net proceeds to purchase units of the Operating Company. The Operating Company in turn used the net proceeds to repay a portion of the $361.5 million then outstanding borrowings under its revolving credit facility.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Net income attributable to common stock	$157,054	$73,024	$539,012	$367,702
Weighted average common shares outstanding
Basic weighted average common units outstanding	98,638	98,144	98,603	96,491
Effect of dilutive securities:
Potential common shares issuable	180	225	217	261
Diluted weighted average common shares outstanding	98,818	98,369	98,820	96,752
Basic net income attributable to common stock	$1.59	$0.74	$5.47	$3.81
Diluted net income attributable to common stock	$1.59	$0.74	$5.45	$3.80

For the three months ended September 30, 2018 and 2017, there were 12,699 shares and 52,857 shares, respectively, and during the nine months ended September 30, 2018 and 2017, there were 2,300 and 1,248 shares, respectively, that were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented. These shares could dilute basic earnings per share in future periods.

11.    EQUITY-BASED COMPENSATION

The following table presents the effects of the equity compensation plans and related costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
General and administrative expenses	$5,350	$6,187	$18,451	$19,418
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	2,338	2,167	7,328	6,411

Restricted Stock Units

The following table presents the Company’s restricted stock units activity under the Equity Plan during the nine months ended September 30, 2018:

	Restricted Stock Awards & Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2017	243,577	$90.88
Granted	90,115	$115.03
Vested	(170,014)	$89.08
Forfeited	(7,597)	$95.80
Unvested at September 30, 2018	156,081	$106.54

The aggregate fair value of restricted stock units that vested during the nine months ended September 30, 2018 and 2017 was $15.1 million and $14.8 million, respectively. As of September 30, 2018, the Company’s unrecognized compensation cost related to unvested restricted stock awards and units was $13.0 million. Such cost is expected to be recognized over a weighted-average period of 1.4 years.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
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

The following table presents the Company’s performance restricted stock units activity under the Equity Plan for the nine months ended September 30, 2018:

	Performance Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2017	202,326	$139.83
Granted	285,737	$130.96
Vested	(168,314)	$103.41
Unvested at September 30, 2018(1)	319,749	$151.08

(1)	A maximum of 639,498 units could be awarded based upon the Company’s final TSR ranking.

As of September 30, 2018, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $23.0 million. Such cost is expected to be recognized over a weighted-average period of 1.2 years.

Partnership Unit Options

The following table presents the unit option activity under the Viper LTIP for the nine months ended September 30, 2018:

		Weighted Average
	Unit Options	Exercise Price	Remaining Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2017	7,600	$18.49
Exercised	(7,600)	$18.49
Outstanding at September 30, 2018	—	$—	0.00	$—

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The aggregate intrinsic value of unit options that were exercised during the nine months ended September 30, 2018 were $0.2 million.

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

The following table presents the phantom unit activity under the Viper LTIP for the nine months ended September 30, 2018.

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2017	105,439	$17.10
Granted	119,818	$24.46
Vested	(102,811)	$19.23
Unvested at September 30, 2018	122,446	$22.52

The aggregate fair value of phantom units that vested during the nine months ended September 30, 2018 was $2.0 million. As of September 30, 2018, the unrecognized compensation cost related to unvested phantom units was $2.0 million. Such cost is expected to be recognized over a weighted-average period of 1.3 years.

12.    RELATED PARTY TRANSACTIONS

Advisory Services Agreement - The Partnership

In connection with the closing of the Viper Offering, the Partnership and the General Partner entered into an advisory services agreement (the “Viper Advisory Services Agreement”) with Wexford, dated as of June 23, 2014, under which Wexford provides the Partnership and the General Partner with general financial and strategic advisory services related to the business in return for an annual fee of $0.5 million, plus reasonable out-of-pocket expenses. The Viper Advisory Services Agreement had an initial term of two years commencing on June 23, 2014, and will continue for additional one-year periods unless terminated in writing by either party at least ten days prior to the expiration of the then current term. The Partnership did not pay any amounts during the three months and nine months ended September 30, 2018 or September 30, 2017 under the Viper Advisory Services Agreement.

Lease Bonus - The Partnership
During the three months and nine months ended September 30, 2018, the Company paid the Partnership $2.9 million in lease bonus payments to extend the term of 12 leases, reflecting an average bonus of $6,412 per acre. During the three months ended September 30, 2017, the Company did not pay the Partnership any lease bonus payments. During the nine months ended September 30, 2017, the Company paid the Partnership $0.1 million in lease bonus payments to extend the term of two leases, reflecting an average bonus of $7,459 per acre.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

13.    INCOME TAXES

The Company’s effective income tax rates were 11.5% and 1.2% for the nine months ended September 30, 2018 and 2017, respectively. Total income tax expense for the nine months ended September 30, 2018 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income primarily due to (i) the impact of deferred taxes recognized by the Partnership as a result of its change in tax status, (ii) current and deferred state income taxes, (iii) net income attributable to the non-controlling interest, and (iv) the impact of permanent differences between book and taxable income. The Company recorded a discrete income tax benefit of approximately $0.8 million related to equity-based compensation for the nine months ended September 30, 2018 and a discrete benefit of approximately $72.7 million related to deferred taxes on the Partnership’s investment in the Operating Company arising from the change in the Partnership’s tax status. Total income tax expense for the nine months ended September 30, 2017differed from amounts computed by applying the federal statutory rate to pre-tax income primarily due to state income taxes and the change in the valuation allowance which offset the Company’s federal net deferred tax position in that period.

The Tax Cuts and Jobs Act, a historic reform of the U.S. federal income tax statutes, was enacted on December 22, 2017. As of the completion of the Company’s financial statements for the year ended December 31, 2017, the Company had substantially completed its accounting for the effects of the enactment of the Tax Cuts and Jobs Act and, with respect to those items for which the Company’s accounting was not complete, the Company made reasonable estimates of the effects on its deferred tax balances. At September 30, 2018, the Company had not made an adjustment to the provisional estimates recorded for the year ended December 31, 2017. The Company has considered in its estimated annual effective tax rate for 2018 the impact of the statutory changes enacted by the Tax Cuts and Jobs Act, including reasonable estimates of those provisions effective for the 2018 tax year.

As discussed further in Note 5, on March 29, 2018, the Partnership announced that the Board of Directors of its General Partner had unanimously approved a change of the Partnership’s federal income tax status from that of a pass-through partnership to that of a taxable entity, which change became effective on May 10, 2018. The transactions undertaken in connection with the change in the Partnership’s tax status were not taxable to the Company. Subsequent to the Partnership’s change in tax status, the Partnership’s provision for income taxes for the period ended September 30, 2018 is based on its estimated annual effective tax rate plus discrete items. As such, the Partnership’s provision for income taxes is included in the Company’s consolidated financial statements and to the extent applicable, in net income attributable to the non-controlling interest.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

As of September 30, 2018, the Company had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

	2018		2019
	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)
Oil Swaps - WTI Cushing	2,392,000	$51.27	1,638,000	$52.78
Oil Swaps - WTI Magellan East Houston	644,000	$71.06	1,087,000	$40.37
Oil Swaps - BRENT	920,000	$62.51	725,000	$72.63
Oil Basis Swaps	1,380,000	$(0.88)	270,000	$(9.42)
Natural Gas Swaps	1,840,000	$3.07	—	$—

	October 2018 - December 2018	January 2019 - December 2019
Oil Three-Way Collars	WTI Magellan East Houston	WTI Cushing	Brent	WTI Magellan East Houston
Volume (Bbls)	644,000	1,810,000	2,000,000	994,000
Short put price (per Bbl)	$56.43	$45.00	$55.00	$56.82
Floor price (per Bbl)	$66.43	$55.00	$65.00	$66.82
Ceiling price (per Bbl)	$78.82	$70.23	$82.47	$77.60

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

The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties and the resulting net amounts presented in the Company’s consolidated balance sheets as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
	(in thousands)
Gross amounts of assets presented in the Consolidated Balance Sheet	$—	$531
Net amounts of assets presented in the Consolidated Balance Sheet	—	531

Gross amounts of liabilities presented in the Consolidated Balance Sheet	129,757	106,670
Net amounts of liabilities presented in the Consolidated Balance Sheet	$129,757	$106,670

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The net amounts are classified as current or noncurrent based on their anticipated settlement dates. The net fair value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Current assets: derivative instruments	$—	$531
Noncurrent assets: derivative instruments	—	—
Total assets	$—	$531
Current liabilities: derivative instruments	$123,826	$100,367
Noncurrent liabilities: derivative instruments	5,931	6,303
Total liabilities	$129,757	$106,670

None of the Company’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following table summarizes the gains and losses on derivative instruments included in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Change in fair value of open non-hedge derivative instruments	$(9,913)	$(58,645)	$(23,618)	$9,365
Gain (loss) on settlement of non-hedge derivative instruments	(38,460)	8,000	(115,687)	11,011
Gain (loss) on derivative instruments	$(48,373)	$(50,645)	$(139,305)	$20,376

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The Company estimates the fair values of proved oil and natural gas properties assumed in business combinations using discounted cash flow techniques and based on market assumptions as to the future commodity prices, internal estimates of future quantities of oil and natural gas reserves, future estimated rates of production, expected recovery rates and risk-adjustment discounts. The estimated fair values of unevaluated oil and natural gas properties were based on the location, engineering and geological studies, historical well performance, and applicable mineral lease terms. Given the unobservable nature of the inputs, the estimated fair values of oil and natural gas properties assumed is deemed to use Level 3 inputs. The asset retirement obligations assumed as part of business combinations are estimated using the same assumptions and methodology as described below.

The Company estimates asset retirement obligations pursuant to the provisions of the Financial Accounting Standards Board issued Accounting Standards Codification Topic 410, “Asset Retirement and Environmental Obligations”. The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with the future plugging and abandonment of wells and related facilities. Given the unobservable nature of the inputs, including plugging costs and useful lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 7—Asset Retirement Obligations for further discussion of the Company’s asset retirement obligations.

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Investment	$20,240	$—	$—
Liabilities:
Fixed price swaps	$—	$(129,757)	$—

	December 31, 2017
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Investment	$—	$—	$—
Liabilities:
Fixed price swaps	$—	$(106,139)	$—

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets:

	September 30, 2018		December 31, 2017
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)
Debt:
Revolving credit facility	$—	$—	$397,000	$397,000
4.750% Senior Notes due 2024	$1,250,000	$1,252,613	$500,000	$501,855
5.375% Senior Notes due 2025	$800,000	$819,000	$500,000	$515,000
Partnership revolving credit facility	$296,500	$296,500	$93,500	$93,500

The fair value of the revolving credit facility and the Partnership’s revolving credit facility approximates their carrying value based on borrowing rates available to the Company for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Senior Notes was determined using the September 30, 2018 quoted market price, a Level 1 classification in the fair value hierarchy.

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

17.    SUBSEQUENT EVENTS

Recent Acquisitions and Divestitures

Ajax Resources, LLC

On July 22, 2018, the Company entered into a definitive purchase agreement to acquire all leasehold interests and related assets of Ajax Resources, LLC which includes approximately 25,493 net leasehold acres in the Northern Midland Basin for $900.0 million in cash, subject to certain adjustments, and approximately 2.6 million shares of the Company’s common stock. This transaction closed October 31, 2018, and was effective as of July 1, 2018. See Note 4—Acquisitions for additional information regarding the Ajax acquisition.

The cash portion of the purchase price for the Ajax acquisition was funded through a combination of cash on hand, proceeds from the sale of mineral interests to the Partnership, borrowing under the Company’s revolving credit facility and a portion of the proceeds from the Company’s September 2018 senior note offering. See Note 9—Debt for information relating to this offering.

ExL Petroleum Management, LLC and Energy Quest II LLC

On October 31, 2018, the Company completed the acquisition of approximately 3,646 net leasehold acres and related assets in the Northern Midland Basin from ExL Petroleum Management, LLC, ExL Petroleum Operating, Inc. and EnergyQuest II LLC for $312.5 million in cash, subject to certain adjustments. See Note 4—Acquisitions for additional information regarding this acquisition.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Divestiture of Oil and Natural Gas Properties

On November 1, 2018, the Company completed its divestiture of certain oil and natural gas properties in the Delaware Basin for an aggregate sale price of $62.1 million. This transaction included the divestiture of approximately 2,485 gross (2,072 net) acres primarily in Pecos county, Texas.

Third Quarter Dividend Declaration
On November 5, 2018, the Board of Directors of the Company declared a cash dividend for the third quarter of 2018 of $0.125 per share of common stock, payable on November 26, 2018 to its stockholders of record at the close of business on November 19, 2018.
Commodity Contracts

Subsequent to September 30, 2018, the Company entered into new fixed price basis swaps. The Company’s derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate pricing (Cushing and Magellan East Houston) and Crude Oil Brent.

The following tables present the derivative contracts entered into by the Company subsequent to September 30, 2018. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)
April 2019 - December 2019
Oil Swaps - WTI Magellan East Houston	458,000	$76.18
Oil Swaps - BRENT	275,000	$77.58

The Company’s Credit Facility

On October 26, 2018, the Company’s borrowing base under its credit agreement was increased to $2.5 billion and was increased further to $2.65 billion on November 6, 2018 following the closing of the Company’s acquisition of assets from Ajax Resources, LLC and satisfaction of certain other conditions. The Company also elected to increase the commitment amount from $1.0 billion to $2.0 billion effective October 26, 2018.

The Partnership’s Credit Facility

In connection with the Partnership’s fall 2018 redetermination, the Partnership’s borrowing base was increased to $555.0 million effective October 26, 2018.

18.    GUARANTOR FINANCIAL STATEMENTS

As of September 30, 2018, Diamondback E&P LLC and Diamondback O&G LLC (the “Guarantor Subsidiaries”) are guarantors under the indentures relating to the 2024 Senior Notes and the 2025 Senior Notes, as supplemented. In connection with the issuance of the 2024 Senior Notes and the 2025 Senior Notes (including the New 2025 Senior Notes), the Partnership, the General Partner, Viper Energy Partners LLC and Rattler Midstream LLC were designated as Non-Guarantor Subsidiaries. The following presents condensed consolidated financial information for the Company (which for purposes of this Note 18 is referred to as the “Parent”), the Guarantor Subsidiaries and the Non–Guarantor Subsidiaries on a consolidated basis. Elimination entries presented are necessary to combine the entities. The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the Guarantor Subsidiaries operated as independent entities. The Company has not presented separate financial and narrative information for each of the Guarantor Subsidiaries because it believes such financial and narrative information would not provide any additional information that would be material in evaluating the sufficiency of the Guarantor Subsidiaries.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Balance Sheet
September 30, 2018
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$471,148	$20,469	$16,829	$—	$508,446
Accounts receivable	—	226,299	38,018	—	264,317
Accounts receivable - related party	—	—	7,758	(7,758)	—
Intercompany receivable	3,199,881	262,503	—	(3,462,384)	—
Inventories	—	14,815	—	—	14,815
Other current assets	257	7,708	146	—	8,111
Total current assets	3,671,286	531,794	62,751	(3,470,142)	795,689
Property and equipment:
Oil and natural gas properties, at cost, full cost method of accounting	—	9,209,250	1,612,425	(3,297)	10,818,378
Midstream assets	—	355,758	—	—	355,758
Other property, equipment and land	—	80,194	5,688	—	85,882
Accumulated depletion, depreciation, amortization and impairment	—	(2,306,710)	(230,784)	(7,918)	(2,545,412)
Net property and equipment	—	7,338,492	1,387,329	(11,215)	8,714,606
Funds held in escrow	—	62,034	—	—	62,034
Investment in subsidiaries	4,631,753	989	—	(4,632,742)	—
Deferred tax asset	—	—	95,551	—	95,551
Investment in real estate, net	—	106,834	—	—	106,834
Other assets	—	8,513	23,346	—	31,859
Total assets	$8,303,039	$8,048,656	$1,568,977	$(8,114,099)	$9,806,573
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$—	$85,865	$4	$—	$85,869
Intercompany payable	—	3,470,142	—	(3,470,142)	—
Other current liabilities	41,026	590,186	4,706	—	635,918
Total current liabilities	41,026	4,146,193	4,710	(3,470,142)	721,787
Long-term debt	2,035,859	—	296,500	—	2,332,359
Derivative instruments	—	5,931	—	—	5,931
Asset retirement obligations	—	23,897	—	—	23,897
Deferred income taxes	292,795	—	—	—	292,795
Other long-term liabilities	—	7	—	—	7
Total liabilities	2,369,680	4,176,028	301,210	(3,470,142)	3,376,776
Commitments and contingencies
Stockholders’ equity	5,933,359	3,872,628	572,217	(4,444,845)	5,933,359
Non-controlling interest	—	—	695,550	(199,112)	496,438
Total equity	5,933,359	3,872,628	1,267,767	(4,643,957)	6,429,797
Total liabilities and equity	$8,303,039	$8,048,656	$1,568,977	$(8,114,099)	$9,806,573

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
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
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2018
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$391,051	$—	$63,593	$454,644
Natural gas sales	—	10,891	—	3,923	14,814
Natural gas liquid sales	—	50,740	—	6,870	57,610
Royalty income	—	—	74,386	(74,386)	—
Lease bonus	—	—	4,205	(2,883)	1,322
Midstream services	—	7,280	—	—	7,280
Other operating income	—	2,347	12	—	2,359
Total revenues	—	462,309	78,603	(2,883)	538,029
Costs and expenses:
Lease operating expenses	—	49,111	—	—	49,111
Production and ad valorem taxes	—	28,509	5,027	—	33,536
Gathering and transportation	—	6,087	889	—	6,976
Midstream services	—	19,725	—	—	19,725
Depreciation, depletion and amortization	—	125,627	16,532	4,159	146,318
General and administrative expenses	6,862	6,629	1,309	(615)	14,185
Asset retirement obligation accretion	—	387	—	—	387
Other operating expense	—	940	—	—	940
Total costs and expenses	6,862	237,015	23,757	3,544	271,178
Income (loss) from operations	(6,862)	225,294	54,846	(6,427)	266,851
Other income (expense)
Interest expense, net	(10,868)	(3,969)	(3,711)	—	(18,548)
Other income (expense), net	416	1,521	640	(615)	1,962
Loss on derivative instruments, net	—	(48,373)	—	—	(48,373)
Loss on revaluation of investment	—	—	(199)	—	(199)
Total other income (expense), net	(10,452)	(50,821)	(3,270)	(615)	(65,158)
Income (loss) before income taxes	(17,314)	174,473	51,576	(7,042)	201,693
Provision for income taxes	41,512	—	764	—	42,276
Net income (loss)	(58,826)	174,473	50,812	(7,042)	159,417
Net income attributable to non-controlling interest	—	—	48,466	(46,103)	2,363
Net income (loss) attributable to Diamondback Energy, Inc.	$(58,826)	$174,473	$2,346	$39,061	$157,054

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2017
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$223,038	$—	$36,011	$259,049
Natural gas sales	—	11,774	—	3,148	14,922
Natural gas liquid sales	—	22,214	—	3,052	25,266
Royalty income	—	—	42,211	(42,211)	—
Lease bonus	—	—	322	—	322
Midstream services	—	1,694	—	—	1,694
Total revenues	—	258,720	42,533	—	301,253
Costs and expenses:
Lease operating expenses	—	32,498	—	—	32,498
Production and ad valorem taxes	—	15,546	2,825	—	18,371
Gathering and transportation	—	3,271	205	—	3,476
Midstream services	—	4,445	—	—	4,445
Depreciation, depletion and amortization	—	74,766	11,068	1,745	87,579
General and administrative expenses	6,506	4,629	1,368	(615)	11,888
Asset retirement obligation accretion	—	357	—	—	357
Total costs and expenses	6,506	135,512	15,466	1,130	158,614
Income (loss) from operations	(6,506)	123,208	27,067	(1,130)	142,639
Other income (expense)
Interest expense, net	(6,393)	(1,940)	(859)	—	(9,192)
Other income (expense), net	9	210	399	(615)	3
Loss on derivative instruments, net	—	(50,645)	—	—	(50,645)
Total other income (expense), net	(6,384)	(52,375)	(460)	(615)	(59,834)
Income (loss) before income taxes	(12,890)	70,833	26,607	(1,745)	82,805
Provision for income taxes	857	—	—	—	857
Net income (loss)	(13,747)	70,833	26,607	(1,745)	81,948
Net income attributable to non-controlling interest	—	—	—	8,924	8,924
Net income (loss) attributable to Diamondback Energy, Inc.	$(13,747)	$70,833	$26,607	$(10,669)	$73,024

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2018
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	—	1,149,184	—	185,165	1,334,349
Natural gas sales	—	31,405	—	9,152	40,557
Natural gas liquid sales	—	116,976	—	16,882	133,858
Royalty income	—	—	211,199	(211,199)	—
Lease bonus	—	—	5,133	(2,883)	2,250
Midstream services	—	26,658	—	—	26,658
Other operating income	—	6,705	120	—	6,825
Total revenues	—	1,330,928	216,452	(2,883)	1,544,497
Costs and expenses:
Lease operating expenses	—	129,103	—	—	129,103
Production and ad valorem taxes	—	78,909	14,133	—	93,042
Gathering and transportation	—	16,777	1,297	—	18,074
Midstream services	—	48,515	—	—	48,515
Depreciation, depletion and amortization	—	337,823	41,317	12,261	391,401
General and administrative expenses	20,891	19,763	6,230	(1,845)	45,039
Asset retirement obligation accretion	—	1,107	—	—	1,107
Other operating expense	—	2,416	—	—	2,416
Total costs and expenses	20,891	634,413	62,977	10,416	728,697
Income (loss) from operations	(20,891)	696,515	153,475	(13,299)	815,800
Other income (expense)
Interest expense, net	(29,945)	(10,339)	(9,061)	—	(49,345)
Other income (expense), net	750	88,786	1,479	(1,845)	89,170
Loss on derivative instruments, net	—	(139,305)	—	—	(139,305)
Gain on revaluation of investment	—	—	5,165	—	5,165
Total other income (expense), net	(29,195)	(60,858)	(2,417)	(1,845)	(94,315)
Income (loss) before income taxes	(50,086)	635,657	151,058	(15,144)	721,485
Provision for (benefit from) income taxes	153,864	—	(71,114)	—	82,750
Net income (loss)	(203,950)	635,657	222,172	(15,144)	638,735
Net income attributable to non-controlling interest	—	—	77,526	22,197	99,723
Net income (loss) attributable to Diamondback Energy, Inc.	(203,950)	635,657	144,646	(37,341)	539,012

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2017
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$607,381	$—	$96,626	$704,007
Natural gas sales	—	31,088	—	6,449	37,537
Natural gas liquid sales	—	50,506	—	7,119	57,625
Royalty income	—	—	110,194	(110,194)	—
Lease bonus	—	—	2,613	(106)	2,507
Midstream services	—	4,241	—	—	4,241
Total revenues	—	693,216	112,807	(106)	805,917
Costs and expenses:
Lease operating expenses	—	88,113	—	—	88,113
Production and ad valorem taxes	—	42,307	7,668	—	49,975
Gathering and transportation	—	8,618	492	—	9,110
Midstream services	—	7,127	—	—	7,127
Depreciation, depletion and amortization	—	190,748	28,587	2,346	221,681
General and administrative expenses	20,046	14,259	5,064	(1,845)	37,524
Asset retirement obligation accretion	—	1,030	—	—	1,030
Total costs and expenses	20,046	352,202	41,811	501	414,560
Income (loss) from operations	(20,046)	341,014	70,996	(607)	391,357
Other income (expense)
Interest expense, net	(23,526)	(4,022)	(2,114)	—	(29,662)
Other income (expense), net	1,101	9,690	526	(1,845)	9,472
Gain on derivative instruments, net	—	20,376	—	—	20,376
Total other income (expense), net	(22,425)	26,044	(1,588)	(1,845)	186
Income (loss) before income taxes	(42,471)	367,058	69,408	(2,452)	391,543
Provision for income taxes	4,393	—	—	—	4,393
Net income (loss)	(46,864)	367,058	69,408	(2,452)	387,150
Net income attributable to non-controlling interest	—	—	—	19,448	19,448
Net income (loss) attributable to Diamondback Energy, Inc.	$(46,864)	$367,058	$69,408	$(21,900)	$367,702

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2018
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$220	$975,082	$176,414	$—	$1,151,716
Cash flows from investing activities:
Additions to oil and natural gas properties	—	(1,010,325)	—	—	(1,010,325)
Additions to midstream assets	—	(129,820)	—	—	(129,820)
Purchase of other property, equipment and land	—	2,638	(4,687)	—	(2,049)
Acquisition of leasehold interests	—	(185,658)	—	—	(185,658)
Acquisition of mineral interests	—	170,268	(505,842)	—	(335,574)
Proceeds from sale of assets	—	6,206	565	—	6,771
Funds held in escrow	—	(51,045)	—	—	(51,045)
Equity investments	—	(604)	—	—	(604)
Intercompany transfers	(22,310)	22,310	—	—	—
Investment in real estate	—	(110,654)	—	—	(110,654)
Net cash used in investing activities	(22,310)	(1,286,684)	(509,964)	—	(1,818,958)
Cash flows from financing activities:
Proceeds from borrowing under credit facility	—	470,500	557,000	—	1,027,500
Repayment under credit facility	—	(867,500)	(354,000)	—	(1,221,500)
Proceeds from senior notes	1,062,000	—	—	—	1,062,000
Debt issuance costs	(13,723)	(232)	(623)	—	(14,578)
Public offering costs	—	—	(2,636)	—	(2,636)
Proceeds from public offerings	—	—	305,773	—	305,773
Contributions to subsidiaries	(1,000)	—	(1,000)	2,000	—
Contributions by members	—	—	2,000	(2,000)	—
Distributions from subsidiary	112,671	—	—	(112,671)	—
Unit options exercised	—	—	140	—	140
Dividends to stockholders	(24,656)	—	—	—	(24,656)
Distributions to non-controlling interest	—	—	(181,472)	112,671	(68,801)
Intercompany transfers	(696,128)	695,128	1,000	—	—
Net cash provided by financing activities	439,164	297,896	326,182	—	1,063,242
Net increase (decrease) in cash and cash equivalents	417,074	(13,706)	(7,368)	—	396,000
Cash and cash equivalents at beginning of period	54,074	34,175	24,197	—	112,446
Cash and cash equivalents at end of period	$471,148	$20,469	$16,829	$—	$508,446

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2017
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(25,369)	$569,330	$94,057	$—	$638,018
Cash flows from investing activities:
Additions to oil and natural gas properties	—	(531,489)	—	—	(531,489)
Additions to midstream assets	—	(22,491)	—	—	(22,491)
Purchase of other property, equipment and land	—	(21,534)	—	—	(21,534)
Acquisition of leasehold interests	—	(1,892,864)	—	—	(1,892,864)
Acquisition of mineral interests	—	(69,722)	(301,133)	—	(370,855)
Acquisition of midstream assets	—	(50,279)	—	—	(50,279)
Proceeds from sale of assets	—	3,584	—	—	3,584
Funds held in escrow	—	121,391	—	—	121,391
Equity investments	—	(188)	—	—	(188)
Intercompany transfers	(1,651,328)	1,651,328	—	—	—
Net cash used in investing activities	(1,651,328)	(812,264)	(301,133)	—	(2,764,725)
Cash flows from financing activities:
Proceeds from borrowing under credit facility	—	312,500	220,500	—	533,000
Repayment under credit facility	—	(78,000)	(305,500)	—	(383,500)
Purchase of subsidiary units by parent	(10,068)	—	—	10,068	—
Debt issuance costs	(744)	(790)	(180)	—	(1,714)
Public offering costs	(77)	—	(433)	—	(510)
Proceeds from public offerings	—	—	380,412	(10,068)	370,344
Distributions from subsidiary	64,858	—	—	(64,858)	—
Proceeds from exercise of stock options	358	—	—	—	358
Distributions to non-controlling interest	—	—	(92,498)	64,858	(27,640)
Net cash provided by financing activities	54,327	233,710	202,301	—	490,338
Net decrease in cash and cash equivalents	(1,622,370)	(9,224)	(4,775)	—	(1,636,369)
Cash and cash equivalents at beginning of period	1,643,226	14,135	9,213	—	1,666,574
Cash and cash equivalents at end of period	$20,856	$4,911	$4,438	$—	$30,205

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

The following table sets forth our production data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Oil (MBbls)	72%	73%	73%	74%
Natural gas (MMcf)	11%	13%	12%	12%
Natural gas liquids (MBbls)	17%	14%	15%	14%
	100%	100%	100%	100%

As of September 30, 2018, we had approximately 208,317 net acres, which consisted of approximately 104,973 net acres in the Northern Midland Basin and approximately 103,344 net acres in the Southern Delaware Basin. As of December 31, 2017, we had an estimated 3,800 gross horizontal locations that we believe to be economic at $60 per Bbl West Texas Intermediate, or WTI.

In the third quarter of 2018, we again demonstrated our operational focus on achieving best-in-class execution, low-cost operations and a conservative balance sheet as we continued to execute on our growth plan while maintaining cash operating margins in excess of 80% on a per BOE basis. In doing so, we achieved another quarter of robust production growth within cash flow, which has allowed us to maintain a low leverage ratio, while generating what we believe to be a peer leading return on average capital employed. During the third quarter of 2018, we operated 13 drilling rigs and five dedicated frac spreads, and recently added our 14th operating rigs when we took over operations from Ajax Resources, LLC, or Ajax.

2018 Highlights

Transportation Contracts
In July 2018, we executed agreements to secure firm oil transportation out of the Midland Basin at fixed discounts to Gulf Coast pricing beginning with the third quarter of 2018 and have multiple term sales agreements in place to cover the remainder of our expected Midland production. We also executed an option agreement to acquire up to a 10% equity interest in the EPIC Crude Oil Pipeline project in connection with a 100,000 BOD/d volume commitment, with 50% of the volume covered via a take or pay contract and the remaining 50% covered via an acreage dedication.

In October 2018, we executed another agreement to secure firm oil transportation out of the Midland Basin at fixed discounts to Gulf Coast pricing beginning in November 2018 to transport product from the acreage we recently acquired from Ajax (described below) and production growth from our existing assets. This agreement, as well as the agreements executed in July, will provide transportation assurance for the majority of our existing Midland production, production from the Ajax acreage and our estimated production growth for the fourth quarter of 2018.

Ajax Resources, LLC

On July 22, 2018, we entered into a definitive purchase agreement to acquire leasehold interests and related assets of Ajax, which include approximately 25,493 net leasehold acres in the Northern Midland Basin, for $900.0 million in cash, subject to certain adjustments, and approximately 2.6 million shares of our common stock, which we refer to as the Ajax acquisition. The Ajax acquisition closed on October 31, 2018 and was effective as of July 1, 2018. The cash portion of this transaction was funded through a combination of cash on hand, proceeds from the sale of mineral interests to Viper Energy Partners LP, which we refer to as Viper or the Partnership, described below, borrowing under our revolving credit facility and proceeds from our September 2018 senior note offering. See “Our September 2018 Senior Note Offering” below.

In connection with the closing of the Ajax acquisition on October 31, 2018, we entered into a registration rights agreement with Ajax and certain other holders of our common stock pursuant to which we agreed to (i) file with the SEC a shelf registration statement to facilitate the resale of common stock issued in the Ajax acquisition and (ii) use our reasonable best efforts to cause such registration statement to become effective by November 30, 2018. Pursuant to this registration rights agreement, we also agreed to provide certain demand and piggyback registration rights to such holders.

ExL Petroleum Management, LLC and EnergyQuest II LLC Acquisition

On September 21, 2018, we entered into two definitive purchase agreements to acquire leasehold interests and related assets, one with ExL Petroleum Management, LLC and ExL Petroleum Operating, Inc. and one with EnergyQuest II LLC, for an aggregate of approximately 3,646 net leasehold acres in the Northern Midland Basin for a total of $312.5 million in cash, subject to certain adjustments. These transactions closed on October 31, 2018 and were effective as of August 1, 2018. These transactions, which we refer to collectively as the ExL acquisition, were funded through a combination of cash on hand, proceeds from the sale of assets to the Partnership (described below) and borrowing under our revolving credit facility.

Pending Merger with Energen Corporation

On August 14, 2018, we entered into a definitive merger agreement providing for our acquisition of Energen Corporation, or Energen, in an all-stock transaction valued at approximately $9.2 billion including Energen’s net debt of $831.0 million as of June 30, 2018, which we refer to as the Pending Merger. The addition of Energen’s assets will increase our assets to: (i) over 273,000 net Tier One acres in the Permian Basin, an increase of 57% from our current Tier One acreage of approximately 174,000 net acres, (ii) over 7,200 estimated total net horizontal Permian locations, an increase of over 120% from our current estimated net locations, and (iii) approximately 394,000 net acres across the Midland and Delaware Basins, an increase of 82% from our approximately 216,000 net acres as September 30, 2018, in each after giving effect to our recently completed Ajax acquisition and ExL acquisition.

The completion of the Pending Merger is subject to the satisfaction or waiver of certain customary mutual closing conditions. Our registration statement on Form S-4 relating to the Pending Merger was declared effective by the SEC on October 24, 2018, and the Pending Merger is expected to be completed at the end of November of 2018.

Under the terms of the merger agreement relating to the Pending Merger, we have agreed to assume Energen’s outstanding debt, which as of June 30, 2018 was approximately $831.0 million. This amount consists of $301.0 million of borrowings under Energen’s existing credit facility, $400.0 millionaggregate principal amount of 4.625% Notes, due September 1, 2021, $20.0 million aggregate principal amount of 7.32% Medium-term Notes, Series A, due July 28, 2022, $10.0 million aggregate principal amount of 7.35% Medium-term Notes, Series A, due July 28, 2027, and $100.0 million aggregate principal amount of 7.125% Medium-term Notes, Series B, due February 15, 2028, which we collectively refer to as the Energen Notes. We may choose to refinance the Energen credit facility and our credit facility into a combined credit facility in connection with the consummation of the Pending Merger or we may choose to repay the outstanding borrowings under the Energen credit facility using cash on hand or borrowings under our revolving credit facility. With respect to the outstanding Energen Notes, we may take no action, or we may seek to amend the terms of the indenture governing the Energen Notes or engage in liability management transactions with respect to, repay or refinance any or all of the Energen Notes, with any repayment coming from cash on hand or borrowings under our revolving credit facility.

Drop-down Transaction

On August 15, 2018, we sold to the Partnership mineral interests underlying 32,424 gross (1,696 net royalty) acres primarily in Pecos County, Texas, in the Permian Basin, approximately 80% of which are operated by us, for $175.0 million, which we refer to as the Drop-down Transaction.

Alliance with Obsidian Resources, L.L.C.
We entered into a participation and development agreement, which we refer to as the DrillCo agreement, dated September 10, 2018, with Obsidian Resources, L.L.C., which we refer to as CEMOF, to fund oil and natural gas development. Funds managed by CEMOF and its affiliates have agreed to commit to funding certain costs out of CEMOF’s net production revenue and, for a period of time, to the extent not funded by such revenue, up to an additional $300.0 million, to fund drilling programs on locations provided by us. Subject to adjustments depending on asset characteristics and return expectations of the selected drilling plan, CEMOF will fund up to 85% of the costs associated with new wells drilled under the DrillCo agreement and is expected to receive an 80% working interest in these wells until it reaches certain payout thresholds equal to a cumulative 9% and then 13% internal rate of return. Upon reaching the final internal rate of return target, CEMOF’s interest will be reduced to 15%, while our interest will increase to 85%.

Third Quarter Dividend Declaration

On November 5, 2018, our board of directors declared a cash dividend for the third quarter of 2018 of $0.125 per share of common stock, payable on November 26, 2018 to our stockholders of record at the close of business on November 19, 2018.

Our September 2018 Senior Note Offering

On September 25, 2018, we issued $750.0 million aggregate principal amount of new 4.750% senior notes due 2024, or the “new 2024 notes”. The new 2024 notes were issued in a transaction exempt from the registration requirements under the Securities Act. We received approximately $740.7 million in net proceeds, after deducting the initial purchasers’ discount and our estimated offering expenses, but disregarding accrued interest, from the issuance of the new 2024 notes. We used a portion of the net proceeds from the issuance of the new 2024 notes to repay a portion of the outstanding borrowings our revolving credit facility and we used the balance for general corporate purposes, including the funding of a portion of the cash consideration for the acquisition of assets from Ajax.

Viper’s July 2018 Equity Offering

In July 2018, Viper completed an underwritten public offering of 10,080,000 common units, which included 1,080,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. Following this offering, we owned approximately 59% of Viper’s total units then outstanding. Viper received net proceeds from this offering of approximately $303.1 million, after deducting underwriting discounts and commissions and estimated offering expenses. Viper used the net proceeds to purchase units of the Operating Company. The Operating Company in turn used the net proceeds to repay a portion of the $361.5 million then outstanding borrowings under its revolving credit facility.

Operational Update

During the three months ended September 30, 2018, we drilled 40 gross (34 net) operated horizontal wells, of which 20 gross (18 net) wells were in the Delaware Basin and the remaining wells were in the Midland Basin, and turned 43 gross (38 net) operated horizontal wells into production, of which 30 gross (26 net) wells were in the Midland Basin and the remaining wells were in the Delaware Basin.

During the third quarter of 2018, we operated 13 drilling rigs and five dedicated frac spreads. Upon the closing of the Ajax acquisition on October 31, we took over operations of one operated rig and plan to run an average of 14 drilling rigs for the remainder of 2018. We expect to operate seven of these drilling rigs in the Midland Basin targeting horizontal development of the Wolfcamp and Spraberry formations, while the remainder of the drilling rigs are expected to operate in the Delaware Basin targeting the Wolfcamp and Bone Spring formations.

In the Midland Basin, we continue to see positive well results from our core development areas in Midland, Glasscock, Howard, Andrews and Martin counties. Assuming commodity prices at current levels, we anticipate operating between six and seven drilling rigs across our Northern Midland Basin acreage for the remainder of 2018.

In the Delaware Basin, we are currently operating seven drilling rigs, with plans to operate seven drilling rigs for the remainder of 2018. Our 2018 development plan is primarily focused on long-lateral Wolfcamp A wells in Pecos, Reeves and Ward counties. In the third quarter, we tested the Second Bone Spring in Pecos county by completing two wells with positive early time results.

We continue to focus on low cost operations and best in class execution. In doing so, we are focused on controlling oilfield service costs as our service providers seek additional pricing increases after a prolonged period of declining costs in 2015 and 2016. To combat rising service costs, we have taken proactive measures such as securing frac sand supply for future well completions, locking in costs where feasible and purchasing items such as casing in bulk and in advance. We will continue to seek opportunities to control and de-bundle additional costs where possible, such as diesel and frac sand costs for our completion operations. We believe that our 2018 drilling and completion budget covers potential increases in our service costs during the year.

The following table summarizes our average daily production for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Oil (Bbls)/d	88,262	61,720	82,046	55,212
Natural Gas (Mcf)/d	84,826	64,506	79,549	53,321
Natural Gas Liquids (Bbls)/d	20,575	12,558	17,495	10,526
Total average production per day (BOE)	122,975	85,029	112,799	74,624

Our average daily production for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 increased 37,946 BOE/d, or 44.6%.

Recapitalization, Tax Status Election and Related Transactions by Viper

In March 2018, Viper announced that the Board of Directors of its general partner had unanimously approved a change of Viper’s federal income tax status from that of a pass-through partnership to that of a taxable entity via a “check the box” election. In connection with making this election, on May 9, 2018 Viper (i) amended and restated its First Amended and Restated Partnership Agreement, (ii) amended and restated the First Amended and Restated Limited Liability Company Agreement of Viper Energy Partners LLC, or the Operating Company, (iii) amended and restated its existing registration rights agreement with us and (iv) entered into an exchange agreement with us, Viper’s general partner, or the General Partner, and the Operating Company. Simultaneously with the effectiveness of these agreements, we delivered and assigned to Viper the 73,150,000 common units we owned in exchange for (i) 73,150,000 of Viper’s newly-issued Class B units and (ii) 73,150,000 newly-issued units of the Operating Company pursuant to the terms of a Recapitalization Agreement dated March 28, 2018, as amended as of May 9, 2018, or the Recapitalization Agreement. Immediately following that exchange, Viper continued to be the managing member of the Operating Company, with sole control of its operations, and owned approximately 36% of the outstanding units issued by the Operating Company, and we owned the remaining approximately 64% of the outstanding units issued by the Operating Company. Upon completion of Viper’s July 2018 offering of units, Viper owned approximately 41% of the outstanding units issued by the Operating Company and we owned the remaining approximately 59%. The Operating Company units and Viper’s Class B units owned by us are exchangeable from time to time for Viper’s common units (that is, one Operating Company unit and one Viper Class B unit, together, will be exchangeable for one Viper common unit).

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

The following table presents the breakdown of our revenues for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Oil sales	86%	87%	88%	88%
Natural gas sales	3%	5%	3%	5%
Natural gas liquid sales	11%	8%	9%	7%
	100%	100%	100%	100%

Since our production consists primarily of oil, our revenues are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas or natural gas liquids prices. Oil, natural gas and natural gas liquids prices have historically been volatile. During 2017, WTI posted prices ranged from $42.48 to $60.46 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.44 to $3.71 per MMBtu. During the first nine months of 2018, WTI posted prices ranged from $59.20 to $77.41 per Bbl and the Henry Hub spot market price of natural gas ranged from $2.49 to $6.24 per MMBtu. On September 28, 2018, the WTI posted price for crude oil was $73.16 per Bbl and the Henry Hub spot market price of natural gas was $3.01 per MMBtu. Lower commodity prices may not only decrease our revenues, but also potentially the amount of oil and natural gas that we can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be redetermined at the discretion of our lenders.

Results of Operations

The following table sets forth selected historical operating data for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017
	(in thousands, except Bbl, Mcf and BOE amounts)
Revenues:
Oil, natural gas and natural gas liquids	$527,068	$299,237		$1,508,764	$799,169
Lease bonus	1,322	322		2,250	2,507
Midstream services	7,280	1,694		26,658	4,241
Other operating income	2,359	—	—	6,825	—
Total revenues	538,029	301,253		1,544,497	805,917
Operating expenses:
Lease operating expenses	49,111	32,498		129,103	88,113
Production and ad valorem taxes	33,536	18,371		93,042	49,975
Gathering and transportation	6,976	3,476		18,074	9,110
Midstream services	19,725	4,445		48,515	7,127
Depreciation, depletion and amortization	146,318	87,579		391,401	221,681
General and administrative expenses	14,185	11,888		45,039	37,524
Asset retirement obligation accretion	387	357		1,107	1,030
Other operating expense	940	—		2,416	—
Total expenses	271,178	158,614		728,697	414,560
Income from operations	266,851	142,639		815,800	391,357
Interest expense, net	(18,548)	(9,192)		(49,345)	(29,662)
Other income, net	1,962	3		89,170	9,472
Gain (loss) on derivative instruments, net	(48,373)	(50,645)		(139,305)	20,376
Gain (loss) on revaluation of investment	(199)	—	—	5,165	—
Total other income (expense), net	(65,158)	(59,834)		(94,315)	186
Income before income taxes	201,693	82,805		721,485	391,543
Provision for income taxes	42,276	857		82,750	4,393
Net income	159,417	81,948		638,735	387,150
Net income attributable to non-controlling interest	2,363	8,924		99,723	19,448
Net income attributable to Diamondback Energy, Inc.	$157,054	$73,024		$539,012	$367,702

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Production Data:
Oil (MBbls)	8,120	5,678	22,399	15,073
Natural gas (MMcf)	7,804	5,935	21,717	14,557
Natural gas liquids (MBbls)	1,893	1,155	4,776	2,874
Combined volumes (MBOE)	11,314	7,823	30,794	20,372
Daily combined volumes (BOE/d)	122,975	85,029	112,799	74,624

Average Prices:
Oil (per Bbl)	$55.99	$45.62	$59.57	$46.71
Natural gas (per Mcf)	1.90	2.51	1.87	2.58
Natural gas liquids (per Bbl)	30.44	21.87	28.03	20.05
Combined (per BOE)	46.59	38.25	49.00	39.23
Oil, hedged ($ per Bbl)(1)	51.23	46.90	54.36	47.35
Natural gas, hedged ($ per MMbtu)(1)	1.93	2.64	1.92	2.67
Average price, hedged ($ per BOE)(1)	43.19	39.28	45.24	39.77

Average Costs per BOE:
Lease operating expense	$4.34	$4.15	$4.19	$4.33
Production and ad valorem taxes	2.96	2.35	3.02	2.45
Gathering and transportation expense	0.62	0.44	0.59	0.45
General and administrative - cash component	0.78	0.73	0.86	0.89
Total operating expense - cash	$8.70	$7.67	$8.66	$8.12

General and administrative - non-cash component	$0.47	$0.79	$0.60	$0.95
Depreciation, depletion and amortization	12.93	11.20	12.71	10.88
Interest expense, net	1.64	1.18	1.60	1.46
Total expenses	$15.04	$13.17	$14.91	$13.29

Average realized oil price ($/Bbl)	$55.99	$45.62	$59.57	$46.71
Average NYMEX ($/Bbl)	69.69	48.18	66.93	49.30
Differential to NYMEX	(13.70)	(2.56)	(7.36)	(2.59)
Average realized oil price to NYMEX	80%	95%	89%	95%

Average realized natural gas price ($/Mcf)	$1.90	$2.51	$1.87	$2.58
Average NYMEX ($/Mcf)	2.93	2.95	2.95	3.01
Differential to NYMEX	(1.03)	(0.44)	(1.08)	(0.43)
Average realized natural gas price to NYMEX	65%	85%	63%	86%

Average realized natural gas liquids price ($/Bbl)	$30.44	$21.87	$28.03	$20.05
Average NYMEX oil price ($/Bbl)	69.69	48.18	66.93	49.30
Average realized natural gas liquids price to NYMEX oil price	44%	45%	42%	41%

(1)
Hedged prices reflect the effect of our commodity derivative transactions on our average sales prices. Our calculation of such effects include gains and losses on cash settlements for commodity derivatives, which we do not designate for hedge accounting.

Comparison of the Three Months Ended September 30, 2018 and 2017

Oil, Natural Gas and Natural Gas Liquids Revenues. Our oil, natural gas and natural gas liquids revenues increased by approximately $227.8 million, or 76%, to $527.1 million for the three months ended September 30, 2018 from $299.2 million for the three months ended September 30, 2017. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 37,946 BOE/d to 122,975 BOE/d during the three months ended September 30, 2018 from 85,029 BOE/d during the three months ended September 30, 2017. The total increase in revenue of approximately $227.8 million is largely attributable to higher oil, natural gas and natural gas liquids production volumes and higher average sales prices for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increases in production volumes were due to a combination of increased drilling activity and growth through acquisitions. Our production increased by 2,441,927 Bbls of oil, 1,869,390 Mcf of natural gas and 737,526 Bbls of natural gas liquids for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

The net dollar effect of the increases in prices of approximately $95.7 million (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas and natural gas liquids) and the net dollar effect of the increase in production of approximately $132.2 million (calculated as the increase in period-to-period volumes for oil, natural gas and natural gas liquids multiplied by the period average prices) are shown below.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$10.37	8,120	$84,206
Natural gas	(0.61)	7,804	(4,760)
Natural gas liquids	8.57	1,893	16,222
Total revenues due to change in price			$95,668

	Change in production volumes(1)	Prior period Average Prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	2,442	$45.62	$111,334
Natural gas	1,869	2.51	4,700
Natural gas liquids	738	21.87	16,129
Total revenues due to change in production volumes			132,163
Total change in revenues			$227,831

(1)	Production volumes are presented in MBbls for oil and natural gas liquids and MMcf for natural gas.

Lease Bonus Revenue. Lease bonus income increased by $1.0 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Lease bonus revenue was $1.3 million for the three months ended September 30, 2018 attributable to lease bonus payments to extend the term of 13 leases, reflecting an average bonus of $7,369 per acre. Lease bonus revenue was $0.3 million for the three months ended September 30, 2017 attributable to lease bonus payments to extend the term of one lease, reflecting an average bonus of $10,000 per acre.

Midstream Services Revenue. Midstream services revenue was $7.3 million for the three months ended September 30, 2018, an increase of $5.6 million as compared to $1.7 million for the three months ended September 30, 2017. We began generating midstream services revenue during the first quarter of 2017 and, prior to that period, had no midstream services revenue. Our midstream services revenue represents fees charged to our joint interest owners and third parties for the transportation of oil and natural gas along with water gathering and related disposal facilities. These assets complement our operations in areas where we have significant production.

Lease Operating Expense. Lease operating expense was $49.1 million ($4.34 per BOE) for the three months ended September 30, 2018 as compared to $32.5 million ($4.15 per BOE) for the three months ended September 30, 2017. The increase in lease operating expense was a result of nonrecurring charges due to work overs.

Production and Ad Valorem Tax Expense. Production and ad valorem taxes were $33.5 million for the three months ended September 30, 2018, an increase of $15.2 million, or 83%, from $18.4 million for the three months ended September 30, 2017. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, among other factors, whereas production taxes are based upon current year commodity prices. During the three months ended September 30, 2018, our production and ad valorem taxes per BOE increased by $0.61 as compared to the three months ended September 30, 2017, primarily due to increased commodity prices and production volumes.

Midstream Services Expense. Midstream services expense was $19.7 million for the three months ended September 30, 2018, an increase of $15.3 million as compared to $4.4 million for the three months ended September 30, 2017. Prior to the first quarter of 2017, we had no midstream services expense. Midstream services expense represents costs incurred to operate and maintain our oil and natural gas gathering and transportation systems, natural gas lift, compression infrastructure and water transportation facilities.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $58.7 million, or 67%, to $146.3 million for the three months ended September 30, 2018 from $87.6 million for the three months ended September 30, 2017.

The following table provides the components of our depreciation, depletion and amortization expense for the periods presented:

	Three Months Ended September 30,
	2018	2017

	(in thousands, except BOE amounts)
Depletion of proved oil and natural gas properties	$138,402	$86,388
Depreciation of midstream assets	5,451	830
Depreciation of other property and equipment	2,465	361
Depreciation, depletion and amortization expense	$146,318	$87,579
Oil and natural gas properties depreciation, depletion and amortization per BOE	$12.23	$11.04

The increase in depletion of proved oil and natural gas properties of $52.0 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 resulted primarily from higher production levels and an increase in net book value on new reserves added.

General and Administrative Expenses. General and administrative expenses increased $2.3 million from $11.9 million for the three months ended September 30, 2017 to $14.2 million for the three months ended September 30, 2018. The increase was primarily due to an increase in employee count.

Net Interest Expense. Net interest expense for the three months ended September 30, 2018 was $18.5 million as compared to $9.2 million for the three months ended September 30, 2017, an increase of $9.4 million. This increase was due to a higher interest rate and increased average borrowings during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Derivatives. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.” For the three months ended September 30, 2018, we had a cash loss on settlement of derivative instruments of $38.5 million as compared to a cash gain on settlement of derivative instruments of $8.0 million for the three months ended September 30, 2017. For the three months ended September 30, 2018 and 2017, we had a negative change in the fair value of open derivative instruments of $9.9 million and $58.6 million, respectively.

Provision for Income Taxes. We recorded an income tax provision of $42.3 million for the three months ended September 30, 2018 as compared to an income tax provision of $0.9 million for the three months ended September 30, 2017. The change in our income tax provision was primarily due to the increase in pre-tax book income for the three months ended September 30, 2018, and the change in the valuation allowance for the three months ended September 30, 2017.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Oil, Natural Gas and Natural Gas Liquids Revenues. Our oil, natural gas and natural gas liquids revenues increased by approximately $709.6 million, or 89%, to $1,508.8 million for the nine months ended September 30, 2018 from $799.2 million for the nine months ended September 30, 2017. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes. Average daily production sold increased by 38,175 BOE/d to 112,799 BOE/d during the nine months ended September 30, 2018 from 74,624 BOE/d during the nine months ended September 30, 2017. The total increase in revenue of approximately $709.6 million is largely attributable to higher oil, natural gas and natural gas liquids production volumes and higher average sales prices for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increases in production volumes were due to a combination of increased drilling activity and growth through acquisitions. Our production increased by 7,325,834 Bbls of oil, 7,160,383 Mcf of natural gas and 1,902,459 Bbls of natural gas liquids for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

The net dollar effect of the increases in prices of approximately $310.7 million (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas and natural gas liquids) and the net dollar effect of the increase in production of approximately $398.9 million (calculated as the increase in period-to-period volumes for oil, natural gas and natural gas liquids multiplied by the period average prices) are shown below.

	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in thousands)
Effect of changes in price:
Oil	$12.86	22,399	$288,046
Natural gas	(0.71)	21,716	(15,418)
Natural gas liquids	7.98	4,776	38,113
Total revenues due to change in price			$310,741

	Change in production volumes(1)	Prior period Average Prices	Total net dollar effect of change
			(in thousands)
Effect of changes in production volumes:
Oil	7,326	$46.71	$342,239
Natural gas	7,160	2.58	18,465
Natural gas liquids	1,902	20.05	38,150
Total revenues due to change in production volumes			398,854
Total change in revenues			$709,595

(1)	Production volumes are presented in MBbls for oil and natural gas liquids and MMcf for natural gas.

Lease Bonus Revenue. Lease bonus income decreased by $0.3 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Lease bonus revenue was $2.3 million for the nine months ended September 30, 2018 attributable to lease bonus payments to extend the term of 16 leases, reflecting an average bonus of $7,090 per acre. Lease bonus revenue was $2.5 million for the nine months ended September 30, 2017 attributable to lease bonus payments to extend the term of four leases, reflecting an average bonus of $3,257 per acre.

Midstream Services Revenue. Midstream services revenue was $26.7 million for the nine months ended September 30, 2018, an increase of $22.4 million as compared to $4.2 million for the nine months ended September 30, 2017. We began generating midstream services revenue during the first quarter of 2017 and, prior to that period, had no midstream services revenue. Our midstream services revenue represents fees charged to our joint interest owners and third parties for the transportation of oil and natural gas along with water gathering and related disposal facilities. These assets complement our operations in areas where we have significant production.

Lease Operating Expense. Lease operating expense was $129.1 million ($4.19 per BOE) for the nine months ended September 30, 2018 as compared to $88.1 million ($4.33 per BOE) for the nine months ended September 30, 2017. The increase in lease operating expense was a result of nonrecurring charges due to work overs. The decrease in lease operating expense per BOE was a result of lease operating expenses increasing at a lower percentage than the increase in production volumes.

Production and Ad Valorem Tax Expense. Production and ad valorem taxes were $93.0 million for the nine months ended September 30, 2018, an increase of $43.1 million, or 86%, from $50.0 million for the nine months ended September 30, 2017. In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, among other factors, whereas production taxes are based upon current year commodity prices. During the nine months ended September 30, 2018, our production and ad valorem taxes per BOE increased by $0.57 as compared to the nine months ended September 30, 2017, primarily due to increased commodity prices and production volumes.

Midstream Services Expense. Midstream services expense was $48.5 million for the nine months ended September 30, 2018, an increase of $41.4 million as compared to $7.1 million for the nine months ended September 30, 2017. Prior to the first quarter of 2017, we had no midstream services expense. Midstream services expense represents costs incurred to operate and maintain our oil and natural gas gathering and transportation systems, natural gas lift, compression infrastructure and water transportation facilities.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased $169.7 million, or 77%, to $391.4 million for the nine months ended September 30, 2018 from $221.7 million for the nine months ended September 30, 2017.

The following table provides the components of our depreciation, depletion and amortization expense for the periods presented:

	Nine Months Ended September 30,
	2018	2017

	(in thousands, except BOE amounts)
Depletion of proved oil and natural gas properties	$370,771	$218,335
Depreciation of midstream assets	14,023	2,261
Depreciation of other property and equipment	6,607	1,085
Depreciation, depletion and amortization expense	$391,401	$221,681
Oil and natural gas properties depreciation, depletion and amortization per BOE	$12.04	$10.71

The increase in depletion of proved oil and natural gas properties of $152.4 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 resulted primarily from higher production levels and an increase in net book value on new reserves added.

General and Administrative Expenses. General and administrative expenses increased $7.5 million from $37.5 million for the nine months ended September 30, 2017 to $45.0 million for the nine months ended September 30, 2018. The increase was primarily due to an increase in employee count.

Net Interest Expense. Net interest expense for the nine months ended September 30, 2018 was $49.3 million as compared to $29.7 million for the nine months ended September 30, 2017, an increase of $19.7 million. This increase was due to a higher interest rate and increased borrowings during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Derivatives. We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.” For the nine months ended September 30, 2018, we had a cash loss on settlement of derivative instruments of $115.7 million as compared to a cash gain on settlement of derivative instruments of $11.0 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, we had a negative change in the fair value of open derivative instruments of $23.6 million as compared to a positive change of $9.4 million for the nine months ended September 30, 2017.

Provision for Income Taxes. We recorded an income tax provision of $82.8 million and $4.4 million for the nine months ended September 30, 2018 and 2017, respectively. The change in our income tax provision was primarily due to the increase in pre-tax book income for the nine months ended September 30, 2018, and the change in the valuation allowance for the nine months ended September 30, 2017.

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

Liquidity and Cash Flow

Our cash flows for the nine months ended September 30, 2018 and 2017 are presented below:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$1,151,716	$638,018
Net cash used in investing activities	(1,818,958)	(2,764,725)
Net cash provided by financing activities	1,063,242	490,338
Net increase (decrease) in cash	$396,000	$(1,636,369)

Operating Activities

Net cash provided by operating activities was $1.2 billion for the nine months ended September 30, 2018 as compared to $638.0 million for the nine months ended September 30, 2017. The increase in operating cash flows is primarily the result of an increase in our oil and natural gas revenues due to an increase in average prices and production growth during the nine months ended September 30, 2018.

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

Investing Activities

The purchase and development of oil and natural gas properties accounted for the majority of our cash outlays for investing activities. Net cash used in investing activities was $1.8 billion and $2.8 billion during the nine months ended September 30, 2018 and 2017, respectively.

During the nine months ended September 30, 2018, we spent (a) $1.0 billion on capital expenditures in conjunction with our development program, in which we drilled 40 gross (34 net) operated horizontal wells, of which 20 gross (18 net) wells were in the Delaware Basin and the remaining wells were in the Midland Basin, and turned 43 gross (38 net) operated horizontal wells into production, of which 30 gross (26 net) wells were in the Delaware Basin and the remaining wells were in the Midland Basin, (b) $129.8 million on additions to midstream assets, (c) $185.7 million on leasehold acquisitions, (d) $335.6 million for the acquisition of mineral interests, (e) $110.7 million in real estate investments, (f) $51.0 million funds held in escrow and (g) $2.0 million for the purchase of other property and equipment.

During the nine months ended September 30, 2017, we spent (a) $531.5 million on capital expenditures in conjunction with our drilling program and related infrastructure projects, in which we drilled 106 gross (94 net) horizontal wells, completed 85 gross (71 net) horizontal wells and participated in the drilling of 12 gross (one net) non-operated wells in the Permian Basin, (b) $22.5 million on additions to midstream assets, (c) $1,892.9 million on leasehold acquisitions, (d) $50.3 million for midstream assets, (e) $21.5 million for the purchase of other property and equipment and (f) $370.9 million for mineral interests acquisitions.

Our investing activities for the nine months ended September 30, 2018 and 2017 are summarized in the following table:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Drilling, completion and infrastructure	$(1,010,325)	$(531,489)
Additions to midstream assets	(129,820)	(22,491)
Acquisition of leasehold interests	(185,658)	(1,892,864)
Acquisition of mineral interests	(335,574)	(370,855)
Acquisition of midstream assets	—	(50,279)
Purchase of other property, equipment and land	(2,049)	(21,534)
Investment in real estate	(110,654)	—
Proceeds from sale of assets	6,771	3,584
Funds held in escrow	(51,045)	121,391
Equity investments	(604)	(188)
Net cash used in investing activities	$(1,818,958)	$(2,764,725)

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 and 2017 was $1.1 billion and $490.3 million, respectively. During the nine months ended September 30, 2018, the amount provided by financing activities was primarily attributable to the issuance of $1.1 billion of new senior notes, partially offset by $194.0 million of repayments, net of aggregate borrowings under our credit facility in January and September 2018, an aggregate of $305.8 million of net proceeds from Viper’s public offerings, $68.8 million of distributions to non-controlling interest and $24.7 million of dividends to stockholders. The 2017 amount provided by financing activities was primarily attributable to $370.3 million of proceeds from Viper’s January and July 2017 equity offerings as well as $149.5 million of borrowings, net of repayments, under Viper’s credit facility and $27.6 million in distributions.

2024 Senior Notes

On October 28, 2016, we issued $500.0 million in aggregate principal amount of 4.750% senior notes due 2024, which we refer to as the existing 2024 senior notes. The existing 2024 senior notes bear interest at a rate of 4.750% per annum, payable semi-annually, in arrears on May 1 and November 1 of each year, commencing on May 1, 2017 and will mature on November 1, 2024. All of our existing and future restricted subsidiaries that guarantee our revolving credit facility or certain other debt guarantee the existing 2024 senior notes; provided, however, that the existing 2024 senior notes are not guaranteed by Viper, Viper Energy Partners GP LLC, Viper Energy Partners LLC or Rattler Midstream LLC, and will not be guaranteed by any of our future unrestricted subsidiaries.

On September 25, 2018, we issued $750.0 million aggregate principal amount of new 4.750% senior notes due 2024, which we refer to as the new 2024 notes and, together with the existing 2024 senior notes, as the 2024 senior notes, as additional notes under, and subject to the terms of, the 2024 Indenture (as defined below). The new 2024 notes were issued in a transaction exempt from the registration requirements under the Securities Act. We received approximately $740.7 million in net proceeds, after deducting the initial purchasers’ discount and our estimated offering expenses, but disregarding accrued interest, from the issuance of the new 2024 notes. We used a portion of the net proceeds from the issuance of the new 2024 notes to repay a portion of the outstanding borrowings our revolving credit facility and the balance for general corporate purposes, including funding a portion of the cash consideration for the acquisition of assets from Ajax.

The 2024 senior notes were issued under, and are governed by, an indenture among us, the subsidiary guarantors party thereto and Wells Fargo, as the trustee (which, as may be amended or supplemented from time to time, is referred to as the 2024 Indenture). The 2024 Indenture contains certain covenants that, subject to certain exceptions and qualifications, among other things, limit our ability and the ability of the restricted subsidiaries to incur or guarantee additional indebtedness, make certain investments, declare or pay dividends or make other distributions on capital stock, prepay subordinated indebtedness, sell assets including capital stock of restricted subsidiaries, agree to payment restrictions affecting our restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets, enter into transactions with affiliates, incur liens, engage in business other than the oil and natural gas business and designate certain of our subsidiaries as unrestricted subsidiaries.

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

Under a registration rights agreement executed in connection with the issuance of the new 2024 notes, we and our subsidiary guarantors agreed to file, subject to certain conditions, a registration statement relating to the new 2024 notes with the SEC pursuant to which we will either offer to exchange the new 2024 notes for registered notes with substantially identical terms or, in certain circumstances, register the resale of the new 2024 notes. Additional interest on the new 2024 notes may become payable if we do not comply with our obligations under the registration rights agreement relating to the new 2024 notes.

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

As required under the terms of the registration rights agreements relating to the new 2025 senior notes, we filed with the SEC our Registration Statement on Form S-4 relating to the exchange offers of the new 2025 senior notes for substantially identical notes registered under the Securities Act. The Registration Statement was declared effective by the SEC on July 18, 2018 and we closed the exchange offer on August 24, 2018.
Second Amended and Restated Credit Facility

Our credit agreement dated November 1, 2013, as amended and restated, with a syndicate of banks, including Wells Fargo, as administrative agent, and its affiliate Wells Fargo Securities, LLC, as sole book runner and lead arranger, provides for a revolving credit facility in the maximum credit amount of $5.0 billion, subject to a borrowing base based on our oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be redetermined, under certain circumstances, annually with an effective date of May 1st, and, under certain circumstances, semi-annually with effective dates of May 1st and November 1st. In addition, we and Wells Fargo may each request up to two interim redeterminations of the borrowing base during any 12-month period. As of September 30, 2018, the borrowing base was set at $2.0 billion, we had elected a commitment amount of $1.0 billion and we had no outstanding borrowings under the revolving credit facility and $1.0 billion available for future borrowings under our revolving credit facility. On October 26, 2018, our credit agreement was further amended to increase the borrowing base to $2.5 billion, which was increased further to $2.65 billion on November 6, 2018 following our closing of the Ajax acquisition and satisfaction of certain other conditions. We also elected to increase the commitment amount from $1.0 billion to $2.0 billion effective October 26, 2018. In addition, this amendment increased our flexibility to make restricted payments and redeem senior unsecured notes.

Diamondback O&G LLC is the borrower under our credit agreement. As of September 30, 2018, the credit agreement is guaranteed by us, Diamondback E&P LLC and Rattler Midstream LLC (formerly known as White Fang Energy LLC) and will also be guaranteed by any of our future subsidiaries that are classified as restricted subsidiaries under the credit agreement. The credit agreement is also secured by substantially all of our assets and the assets of Diamondback O&G LLC and the guarantors.
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
As of September 30, 2018, we were in compliance with all financial covenants under our revolving credit facility. The lenders may accelerate all of the indebtedness under our revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of our revolving credit facility generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

Viper’s Facility-Wells Fargo Bank

On July 8, 2014, Viper entered into a secured revolving credit agreement, or revolving credit facility, with Wells Fargo, as administrative agent, certain other lenders, and the Operating Company, as guarantor. On May 8, 2018, the Operating Company assumed all liabilities as borrower under the credit agreement and Viper became a guarantor of the credit agreement. On July 20, 2018, the Operating Company, Viper, Wells Fargo and the other lenders amended and restated the credit agreement to reflect the assumption by the Operating Company. The credit agreement, as amended and restated, provides for a revolving credit facility in the maximum credit amount of $2.0 billion and a borrowing base based on Viper’s oil and natural gas reserves and other factors (the “borrowing base”) of $475.0 million, subject to scheduled semi-annual and other borrowing base redeterminations. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and October 26th. In addition, the Operating Company and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. As of September 30, 2018, the borrowing base was set at $475.0 million, and Viper had $296.5 million of outstanding borrowings and $178.5 million available for future borrowings under its revolving credit facility. In connection with Viper’s fall 2018 redetermination, Viper’s borrowing base was increased to $555.0 million effective October 26, 2018.
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

Capital Requirements and Sources of Liquidity

Our board of directors approved a 2018 capital budget for drilling and infrastructure of approximately $1.5 billion to $1.6 billion, representing an increase of 74% over our 2017 capital budget. We estimate that, of these expenditures, approximately:

•
$1.25 billion to $1.3 billion will be spent on drilling and completing 170 to 175 gross (146 to 163 net) horizontal wells across our operated leasehold acreage in the Northern Midland and Southern Delaware Basins, with an average lateral length of approximately 9.300 feet; and

•	$225.0 million to $275.0 million will be spent on infrastructure and other expenditures, excluding the cost of any leasehold and mineral interest acquisitions.

During the nine months ended September 30, 2018, our aggregate capital expenditures for our development program were $1.0 billion. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted. During the nine months ended September 30, 2018, we spent approximately $521.2 million in cash on acquisitions of leasehold interests and mineral acres. Subsequently, on October 31, 2018, we purchased certain oil and natural gas assets for an aggregate of $1,212.5 million in cash and approximately 2.6 million shares of our common stock, subject to certain adjustments. We funded the cash portion of the consideration for these acquisitions through a combination of cash on hand, proceeds from the Drop-down Transaction, borrowings under our revolving credit facility and a portion of the proceeds from our issuance of the new 2024 notes. For a discussion of these acquisitions and the Pending Merger to acquire Energen in an all-stock transaction valued at approximately $9.2 billion, including Energen’s net debt of $831.0 million as of June 30, 2018, see “—2018 Highlights” above.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2018. Please read Note 16 included in Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this report, for a discussion of our commitments and contingencies, some of which are not recognized in the balance sheets under GAAP.

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

At September 30, 2018 and December 31, 2017, we had a net liability derivative position of $129.8 million and $106.7 million, respectively, related to our price swap derivatives. Utilizing actual derivative contractual volumes under our fixed price swaps as of September 30, 2018, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position to $137.7 million, an increase of $7.9 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability derivative position to $121.9 million, a decrease of $7.9 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from joint interest receivables (approximately $82.0 million at September 30, 2018) and receivables from the sale of our oil and natural gas production (approximately $182.4 million at September 30, 2018).

We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the nine months ended September 30, 2018, three purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (26%), Koch Supply & Trading LP (18%), and Rio Oil & Gas LLC (11%). For the nine months ended September 30, 2017, three purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (33%); Koch Supply & Trading LP (20%); and Enterprise Crude Oil LLC (11%). No other customer accounted for more than 10% of our revenue during these periods.

Joint operations receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells. At September 30, 2018, we had seven customers that represented approximately 76% of our total joint operations receivables. At December 31, 2017, we had three customers that represented approximately 74% of our total joint operations receivables.

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

As of September 30, 2018, we had no outstanding borrowings under our revolving credit facility. As of October 31, 2018, upon the closing of the Ajax acquisition and the ExL acquisition, we had $748.0 million in outstanding borrowings under our revolving credit facility. Our weighted average interest rate on borrowings under our revolving credit facility was 3.8% as of October 31, 2018. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $7.5 million based on an aggregate of $748.0 million outstanding under our revolving credit facility as of October 31, 2018 upon the closing of the Ajax acquisition and ExL acquisition.

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

As of September 30, 2018, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2018, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

In addition to the information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017. Except as disclosed in our 424(b)(3) prospectus, which we refer to as the merger prospectus, filled by us with the SEC on October 25, 2018 in connection with our pending merger with Energen, which contains, among other things, additional risk factors relating to such merger, there have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
2.1#
Agreement and Plan of Merger, dated as of August 14, 2018, by and among Diamondback Energy, Inc., Sidewinder Merger Sub Inc. and Energen Corporation (incorporated by reference to Exhibit 2.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on August 15, 2018).

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

4.5
First Supplemental Indenture, dated as of September 25, 2018, among Diamondback Energy, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on October 1, 2018).

4.6
Registration Rights Agreement, dated September 25, 2018, among Diamondback Energy, Inc., the guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 4.2 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on October 1, 2018).

4.7
Indenture, dated as of December 20, 2016, among Diamondback Energy, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (including the form of Diamondback Energy, Inc.’s 5.375% Senior Notes due 2025) (incorporated by reference to Exhibit 4.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on December 21, 2016).

4.8
First Supplemental Indenture, dated as of January 29, 2018, among Diamondback Energy, Inc., the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on January 30, 2018).

4.9
Registration Rights Agreement, dated as of February 28, 2017, by and among Diamondback Energy, Inc., Brigham Resources, LLC, Brigham Resources Operating, LLC and Brigham Resources Upstream Holdings, LP (incorporated by reference to Exhibit 4.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on March 6, 2017).

Exhibit Number	Description
4.10*	Registration Rights Agreement, dated October 31, 2018, by and between Diamondback Energy, Inc. and Ajax Resources, LLC.
10.1
Eighth Amendment to the Second Amended and Restated Credit Agreement, dated as of October 26, 2018, by and among Diamondback Energy, Inc., as parent guarantor, Diamondback O&G LLC, as borrower, certain other subsidiaries of Diamondback Energy, Inc., as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on November 1, 2018).

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

#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMONDBACK ENERGY, INC.

Date:	November 7, 2018	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2018	/s/ Teresa L. Dick
Teresa L. Dick
Chief Financial Officer
(Principal Financial and Accounting Officer)