Form 10-K/A
period 2018-12-31
Diamondback Energy, Inc.
filed 2019-03-12
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Diamondback Energy, Inc.’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Diamondback Energy, Inc. (the “Company”) for the fiscal year ended December 31, 2018, originally filed on February 25, 2019 (the “Original Filing”), is being filed solely to include a report of Ryder Scott Company, L.P., the Company’s independent oil and gas consultants (“Ryder Scott”), with respect to estimates of proved reserves, as of December 31, 2018, of Energen Corporation (“Energen”), a wholly owned subsidiary of the Company (the “Energen Report”), which reserves were acquired by the Company in the merger with Energen completed on November 29, 2018. The Company is filing the Energen Report, which was inadvertently omitted from the Original Filing, as Exhibit 99.1 to this Form 10-K/A, together with the consent of Ryder Scott included as Exhibit 23.1 to this Form 10-K/A.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

EXHIBIT INDEX

The following is a list of all exhibits filed as part of the Annual Report on Form 10-K/A.

Exhibit No.	Description of Exhibits
23.1	Consent of Ryder Scott Company, L.P. with respect to the reserve report of Energen Corporation, a wholly owned subsidiary of the Company.
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
99.1	Report of Ryder Scott Company, L.P. with respect to an estimate of the proved reserves of Energen Corporation, a wholly owned subsidiary of the Company.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMONDBACK ENERGY, INC.

Date:	March 12, 2019	/s/ Kaes Van't Hof
Kaes Van't Hof
Chief Financial Officer and Executive Vice
President of Business Development

S-1