Form 10-Q
period 2019-06-30
Diamondback Energy, Inc.
filed 2019-08-09
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2019
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-35700

Diamondback Energy, Inc.
(Exact Name of Registrant As Specified in Its Charter)

DE		45-4502447
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)

500 West Texas
Suite 1200
Midland,	TX	79701
(Address of principal executive offices)		(Zip code)
(432) 221-7400
(Registrant's telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered	Common Stock outstanding as of August 2, 2019
Common Stock	FANG	Nasdaq Global Select Market	163,043,443

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

DIAMONDBACK ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

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

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms that are used in this report.

Company	Diamondback Energy, Inc., a Delaware corporation.
Equity Plan	The Company’s Equity Incentive Plan.
Exchange Act	The Securities Exchange Act of 1934, as amended.
GAAP	Accounting principles generally accepted in the United States.
2024 Indenture	The indenture relating to the 2024 Senior Notes, dated as of October 28, 2016, among the Company, the subsidiary guarantors party thereto and Wells Fargo, as the trustee, as supplemented.
2025 Indenture	The indenture relating to the 2025 Senior Notes, dated as of December 20, 2016, among the Company, the subsidiary guarantors party thereto and Wells Fargo, as the trustee, as supplemented.
NYMEX	New York Mercantile Exchange.
Rattler	Rattler Midstream LP, a Delaware limited partnership.
Rattler’s General Partner	Rattler Midstream GP LLC, a Delaware limited liability company; the general partner of Rattler Midstream LP and a wholly-owned subsidiary of the Company.
Rattler LLC	Rattler Midstream Operating LLC, a Delaware limited liability company and a subsidiary of Rattler.
Rattler LTIP	Rattler Midstream LP Long-Term Incentive Plan.
Rattler Offering	Rattler’s initial public offering.
Rattler’s Partnership Agreement	The first amended and restated agreement of limited partnership, dated May 28, 2019.
SEC	United States Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
2024 Senior Notes	The Company’s 4.750% senior unsecured notes due 2024 in the aggregate principal amount of $1,250 million.
2025 Senior Notes	The Company’s 5.375% senior unsecured notes due 2025 in the aggregate principal amount of $800 million.
Senior Notes	The 2024 Senior Notes and the 2025 Senior Notes.
Viper	Viper Energy Partners LP, a Delaware limited partnership.
Viper’s General Partner	Viper Energy Partners GP LLC, a Delaware limited liability company and the General Partner of the Partnership.
Viper LLC	Viper Energy Partners LLC, a Delaware limited liability company and a subsidiary of the Partnership.
Viper LTIP	Viper Energy Partners LP Long Term Incentive Plan.
Viper Offering	Viper’s initial public offering.
Viper’s Partnership Agreement	The second amended and restated agreement of limited partnership, dated May 9, 2018, as amended as of May 10, 2018.
Wells Fargo	Wells Fargo Bank, National Association.

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

•	our pending drop-down transaction with our subsidiary Viper Energy Partners LP (“Viper”);

•	identified drilling locations;

•	ability to obtain permits and governmental approvals;

•	technology;

•	financial strategy;

•	realized oil and natural gas prices;

•	production;

•	lease operating expenses, general and administrative costs and finding and development costs;

•	future operating results; and

•	plans, objectives, expectations and intentions.

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

v

Diamondback Energy, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2019	2018
	(In millions, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$326	$215
Accounts receivable:
Joint interest and other, net	168	96
Oil and natural gas sales	349	296
Inventories	44	37
Derivative instruments	29	231
Prepaid expenses and other	56	50
Total current assets	972	925
Property and equipment:
Oil and natural gas properties, full cost method of accounting ($9,585 million and $9,670 million excluded from amortization at June 30, 2019 and December 31, 2018, respectively)	24,076	22,299
Midstream assets	828	700
Other property, equipment and land	150	147
Accumulated depletion, depreciation, amortization and impairment	(3,451)	(2,774)
Net property and equipment	21,603	20,372
Funds held in escrow	13	—
Equity method investments	187	1
Derivative instruments	23	—
Deferred tax asset	150	97
Investment in real estate, net	112	116
Other assets	111	85
Total assets	$23,171	$21,596

Diamondback Energy, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2019	2018
	(In millions, except par values and share data)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$204	$128
Accrued capital expenditures	573	495
Other accrued liabilities	239	253
Revenues and royalties payable	139	143
Derivative instruments	25	—
Total current liabilities	1,180	1,019
Long-term debt	4,472	4,464
Derivative instruments	8	15
Asset retirement obligations	142	136
Deferred income taxes	1,909	1,785
Other long-term liabilities	10	10
Total liabilities	7,721	7,429
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 163,949,167 issued and outstanding at June 30, 2019; 200,000,000 shares authorized, 164,273,447 issued and outstanding at December 31, 2018	2	2
Additional paid-in capital	12,933	12,936
Retained earnings	1,069	762
Total Diamondback Energy, Inc. stockholders’ equity	14,004	13,700
Non-controlling interest	1,446	467
Total equity	15,450	14,167
Total liabilities and equity	$23,171	$21,596

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except per share amounts, shares in thousands)
Revenues:
Oil sales	$947	$461	$1,690	$880
Natural gas sales	(9)	12	20	26
Natural gas liquid sales	62	43	132	76
Lease bonus	2	1	3	1
Midstream services	16	8	35	19
Other operating income	3	2	5	4
Total revenues	1,021	527	1,885	1,006
Costs and expenses:
Lease operating expenses	127	43	236	80
Production and ad valorem taxes	64	33	119	60
Gathering and transportation	17	7	29	11
Midstream services	17	18	34	29
Depreciation, depletion and amortization	359	130	681	245
General and administrative expenses	22	15	49	31
Asset retirement obligation accretion	3	—	5	1
Other operating expense	1	—	2	1
Total costs and expenses	610	246	1,155	458
Income from operations	411	281	730	548
Other income (expense):
Interest expense, net	(49)	(16)	(95)	(30)
Other income, net	2	84	3	87
Gain (loss) on derivative instruments, net	94	(59)	(174)	(91)
Gain on revaluation of investment	—	4	4	5
Total other income (expense), net	47	13	(262)	(29)
Income before income taxes	458	294	468	519
Provision for (benefit from) income taxes	102	(7)	69	40
Net income	356	301	399	479
Net income attributable to non-controlling interest	7	82	40	97
Net income attributable to Diamondback Energy, Inc.	$349	$219	$359	$382
Earnings per common share:
Basic	$2.12	$2.22	$2.18	$3.87
Diluted	$2.11	$2.22	$2.17	$3.87
Weighted average common shares outstanding:
Basic	164,839	98,614	164,846	98,584
Diluted	165,019	98,797	165,253	98,820
Dividends declared per share	$0.1875	$0.125	$0.375	$0.250

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Shares	Amount
	($ in millions, shares in thousands)
Balance December 31, 2017	98,167	$1	$5,291	$(37)	$327	$5,582
Impact of adoption of ASU 2016-01, net of tax		—	—	(9)	(7)	(16)
Unit-based compensation		—	—	—	1	1
Stock-based compensation		—	9	—	—	9
Distribution to non-controlling interest		—	—	—	(19)	(19)
Exercise of stock options and vesting of restricted stock units	443	—	—	—	—	—
Net income		—	—	163	15	178
Balance March 31, 2018	98,610	$1	$5,300	$117	$317	$5,735
Unit-based compensation		—	—	—	1	1
Stock-based compensation		—	7	—	—	7
Distribution to non-controlling interest		—	—	—	(19)	(19)
Dividend paid		—	—	(13)	—	(13)
Exercise of stock options and vesting of restricted stock units	10	—	—	—	—	—
Net income		—	—	219	82	301
Balance June 30, 2018	98,620	$1	$5,307	$323	$381	$6,012

Balance December 31, 2018	164,273	$2	$12,936	$762	$467	$14,167
Net proceeds from issuance of common units - Viper Energy Partners LP		—	—	—	341	341
Stock-based compensation		—	19	—	—	19
Repurchased shares for tax withholding	(125)	—	(13)	—	—	(13)
Distribution to non-controlling interest		—	—	—	(26)	(26)
Dividend paid		—	—	(20)	—	(20)
Exercise of stock and unit options and awards of restricted stock	468	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net		—	77	—	(74)	3
Net income		—	—	10	33	43
Balance March 31, 2019	164,616	$2	$13,019	$752	$741	$14,514
Net proceeds from issuance of common units - Rattler Midstream LP		—	—	—	720	720
Unit-based compensation		—	—	—	2	2
Stock-based compensation		—	12	—	—	12
Repurchased shares for share buyback program	(1,016)	—	(104)	—	—	(104)
Distribution to non-controlling interest		—	—	—	(24)	(24)
Dividend paid		—	—	(32)	—	(32)
Exercise of stock and unit options and awards of restricted stock	349	—	6	—	—	6
Net income		—	—	349	7	356
Balance June 30, 2019	163,949	$2	$12,933	$1,069	$1,446	$15,450

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018

	(In millions)
Cash flows from operating activities:
Net income	$399	$479
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	69	40
Asset retirement obligation accretion	5	1
Depreciation, depletion and amortization	681	245
Amortization of debt issuance costs	3	1
Change in fair value of derivative instruments	196	14
Gain on revaluation of investment	(4)	(5)
Equity-based compensation expense	23	13
Loss on sale of assets, net	—	3
Changes in operating assets and liabilities:
Accounts receivable	(94)	(1)
Inventories	(8)	(18)
Prepaid expenses and other	(28)	(3)
Accounts payable and accrued liabilities	(166)	(1)
Accrued interest	(30)	(12)
Income tax payable	1	—
Revenues and royalties payable	(4)	8
Net cash provided by operating activities	1,043	764
Cash flows from investing activities:
Drilling, completions and non-operated additions to oil and natural gas properties	(1,155)	(614)
Infrastructure additions to oil and natural gas properties	(83)	(36)
Additions to midstream assets	(111)	(95)
Purchase of other property, equipment and land	(7)	(4)
Acquisition of leasehold interests	(127)	(101)
Acquisition of mineral interests	(125)	(253)
Proceeds from sale of assets	36	4
Investment in real estate	(1)	(110)
Funds held in escrow	(13)	11
Equity investments	(186)	—
Net cash used in investing activities	(1,772)	(1,198)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	925	569
Repayment under credit facility	(973)	(388)
Proceeds from senior notes	—	312
Proceeds from joint venture	43	—
Debt issuance costs	(8)	(5)
Public offering costs	(41)	(2)
Proceeds from public offerings	1,106	—
Proceeds from exercise of stock options	6	—
Repurchased shares for tax withholdings	(13)	—
Repurchased as part of share buyback	(104)	—
Dividends to stockholders	(51)	(12)
Distributions to non-controlling interest	(50)	(38)
Net cash provided by financing activities	840	436

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - Continued
(Unaudited)

	Six Months Ended June 30,
	2019	2018

Net increase in cash and cash equivalents	111	2
Cash and cash equivalents at beginning of period	215	112
Cash and cash equivalents at end of period	$326	$114

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$76	$44
Supplemental disclosure of non-cash transactions:
Change in accrued capital expenditures	$78	$149
Capitalized stock-based compensation	$10	$5
Asset retirement obligations acquired	$3	$—

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

The wholly-owned subsidiaries of Diamondback, as of June 30, 2019, include Diamondback E&P LLC, a Delaware limited liability company, Diamondback O&G LLC, a Delaware limited liability company, Viper Energy Partners GP LLC, a Delaware limited liability company, Rattler Midstream GP LLC, a Delaware limited liability company, and Energen Corporation, an Alabama corporation (“Energen”). The consolidated subsidiaries include these wholly-owned subsidiaries as well as Viper Energy Partners LP, a Delaware limited partnership (“Viper”), Viper’s wholly-owned subsidiary Viper Energy Partners LLC, a Delaware limited liability company (“Viper LLC”), Rattler Midstream LP (formerly known as Rattler Midstream Partners LP), a Delaware limited partnership (“Rattler”), Rattler Midstream Operating LLC (formerly known as Rattler Midstream LLC), a Delaware limited liability company (“Rattler LLC”), and Rattler LLC’s wholly-owned subsidiary Tall City Towers LLC, a Delaware limited liability company (“Tall City”).

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation.

Viper is consolidated in the financial statements of the Company. As of June 30, 2019, the Company owned approximately 54% of Viper’s total units outstanding. The Company’s wholly-owned subsidiary, Viper Energy Partners GP LLC, is the General Partner of Viper.

Rattler is consolidated in the financial statements of the Company. As of June 30, 2019, the Company owned approximately 71% of Rattler’s total units outstanding. The Company’s wholly-owned subsidiary, Rattler Midstream GP LLC, is the General Partner of Rattler.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2019 presentation. These reclassifications had no impact on net income (loss), total assets, liabilities and stockholders’ equity or total cash flows.

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

Viper has an equity interest in a limited partnership that is so minor that Viper has no influence over the limited partnership’s operating and financial policies. This interest was acquired during the year ended December 31, 2014 and was accounted for under the cost method. Effective January 1, 2018, Viper adopted Accounting Standards Update 2016-01 which requires Viper to measure its investment at fair value which resulted in a downward adjustment of $19 million to record the impact of this adoption. See Note 17—Fair Value Measurements.

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

See Note 18—Leases for more information on the adoption of these standards.

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

In April 2019, the Financial Accounting Standards Board issued Accounting Standards Update 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments ”. This update clarifies guidance previously issued in ASU 2016-01, ASU 2016-13 and ASU 2017-12. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not believe the updates to the referenced standards will have an impact on its financial position, results of operations or liquidity.

In May 2019, the Financial Accounting Standards Board issued Accounting Standards Update 2019-05, “Financial Instruments-Credit Losses (Topic 326)”. This update allows a fair value option to be elected for certain financial assets, other than held-to-maturity debt securities, that were previously required to be measured at amortized cost basis. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not believe the adoption of this standard will have an impact on its financial position, results of operations or liquidity.

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

Midstream Revenue

Substantially all revenues from gathering, compression, water handling, disposal and treatment operations are derived from intersegment transactions for services Rattler provides to exploration and production operations. The portion of such fees shown in the Company’s consolidated financial statements represent amounts charged to interest owners in the Company’s operated wells, as well as fees charged to other third parties for water handling and treatment services provided by Rattler or usage of Rattler’s gathering and compression systems. For gathering and compression revenue, Rattler satisfies its performance obligations and recognizes revenue when low pressure volumes are delivered to a specified delivery point. Revenue is recognized based on the per MMbtu gathering fee or a per barrel gathering fee charged by Rattler in accordance with the gathering and compression agreement. For water handling and treatment revenue, Rattler satisfies its performance obligations and recognizes revenue when the fresh water volumes have been delivered to the fracwater meter for a specified well pad and the wastewater volumes have been metered downstream of the Company’s facilities. For services contracted through third party providers, Rattler’s performance obligation is satisfied when the service performed by the third party provider has been completed. Revenue is recognized based on the per barrel fresh water delivery or a wastewater gathering and disposal fee charged by Rattler in accordance with the water services agreement.

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

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and natural gas liquids sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and related accruals, and any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

three months and six months ended June 30, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Company believes that the pricing provisions of its oil, natural gas and natural gas liquids contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the revenue related to expected sales volumes and prices for those properties are estimated and recorded.

4.    ACQUISITIONS

Divestiture of Certain Conventional and Non-Core Assets Acquired from Energen

On May 23, 2019, the Company completed its divestiture of 6,589 net acres of certain conventional and non-core Permian assets, which were acquired by the Company in its merger with Energen (as described below), for an aggregate sale price of $37 million. This divestiture did not result in a gain or loss because it did not have a significant effect on the Company’s reserve base or depreciation, depletion and amortization rate.

Tall City Towers LLC

On January 31, 2018, Tall City, a subsidiary of the Company, completed its acquisition of the Fasken Center office buildings in Midland, TX where the Company’s corporate offices are located for a net purchase price of $110 million.

Energen Corporation Merger

On November 29, 2018, the Company completed its acquisition of Energen in an all-stock transaction (the “Merger”), which was accounted for as a business combination. Upon completion of this acquisition, the addition of Energen’s assets increased the Company’s assets to: (i) over 273,000 net Tier One acres in the Permian Basin, (ii) approximately 7,200 estimated total net horizontal Permian locations, and (iii) approximately 394,000 net acres across the Midland and Delaware Basins. Under the terms of the Merger, each share of Energen common stock was converted into 0.6442 of a share of the Company’s common stock. The Company issued approximately 62.8 million shares of its common stock valued at a price of $112.00 per share on the closing date, resulting in total consideration paid by the Company to the former Energen shareholders of approximately $7 billion.

In connection with the closing of the Merger, the Company repaid outstanding principal under Energen’s revolving credit facility and assumed all of Energen’s other long-term debt. See Note 11—Debt for additional information.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The following table sets forth the Company’s preliminary purchase price allocation as of June 30, 2019:

(In millions)
Consideration:
Fair value of the Company's common stock issued	$7,136
Total consideration	$7,136

Fair value of liabilities assumed:
Current liabilities	$365
Asset retirement obligation	105
Long-term debt	1,099
Noncurrent derivative instruments	17
Deferred income taxes	1,408
Other long-term liabilities	7
Amount attributable to liabilities assumed	$3,001

Fair value of assets acquired:
Total current assets	$305
Oil and natural gas properties	9,307
Midstream assets	263
Investment in real estate	11
Other property, equipment and land	55
Asset retirement obligation	105
Other postretirement assets	3
Noncurrent income tax receivable, net	76
Other long term assets	12
Amount attributable to assets acquired	$10,137

Pro Forma Financial Information

The following unaudited summary pro forma consolidated statement of operations data of Diamondback for the three and six months ended June 30, 2018 have been prepared to give effect to the Merger as if it had occurred on January 1, 2018. The below information reflects pro forma adjustments for the issuance of the Company’s common stock in exchange for Energen’s outstanding shares of common stock, as well as pro forma adjustments based on available information and certain assumptions that the Company believes are reasonable, including (i) the Company’s common stock issued to convert Energen’s outstanding shares of common stock and equity awards as of the closing date of the Merger, (ii) the depletion of Energen’s fair-valued proved oil and natural gas properties and (iii) the estimated tax impacts of the pro forma adjustments.

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

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in millions, except per share amounts)
Revenues	$898	$1,736
Income from operations	$431	$849
Net income	$303	$571
Basic earnings per common share	$1.88	$3.54
Diluted earnings per common share	$1.87	$3.53

5.    VIPER ENERGY PARTNERS LP

Viper is a publicly traded Delaware limited partnership, the common units of which are listed on the Nasdaq Global Select Market under the symbol “VNOM”. Viper was formed by Diamondback on February 27, 2014, to, among other things, own, acquire and exploit oil and natural gas properties in North America. Viper is currently focused on oil and natural gas properties in the Permian Basin and the Eagle Ford Shale. Viper Energy Partners GP LLC, a fully-consolidated subsidiary of Diamondback, serves as the general partner of Viper. As of June 30, 2019, the Company owned approximately 54% of Viper’s total units outstanding.

Equity Offerings

On March 1, 2019, Viper completed an underwritten public offering of 10,925,000 common units, which included 1,425,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. Following this offering, the Company owned approximately 54% of Viper’s total units then outstanding. Viper received net proceeds from this offering of approximately $341 million, after deducting underwriting discounts and commissions and estimated offering expenses. Viper used the net proceeds to purchase units of Viper LLC. Viper LLC in turn used the net proceeds to repay a portion of the outstanding borrowings under the revolving credit facility and finance acquisitions during the period.

As a result of this public offering and Viper’s issuance of unit-based compensation, the Company’s ownership percentage in Viper was reduced. During the six months ended June 30, 2019, the Company recorded a $74 million decrease to non-controlling interest in Viper with an increase to additional paid-in capital, which represents the difference between the Company’s share of the underlying net book value in Viper before and after the respective Partnership common unit transactions, on the Company’s consolidated balance sheet.

Recapitalization, Tax Status Election and Related Transactions by Viper

In March 2018, Viper announced that the Board of Directors of Viper’s General Partner had unanimously approved a change of Viper’s federal income tax status from that of a pass-through partnership to that of a taxable entity via a “check the box” election. In connection with making this election, on May 9, 2018 Viper (i) amended and restated its First Amended and Restated Partnership Agreement, (ii) amended and restated the First Amended and Restated Limited Liability Company Agreement of Viper LLC, (iii) amended and restated its existing registration rights agreement with the Company and (iv) entered into an exchange agreement with the Company, Viper’s General Partner and Viper LLC. Simultaneously with the effectiveness of these agreements, the Company delivered and assigned to Viper the 73,150,000 common units the Company owned in exchange for (i) 73,150,000 of Viper’s newly-issued Class B units and (ii) 73,150,000 newly-issued units of Viper LLC pursuant to the terms of a Recapitalization Agreement dated March 28, 2018, as amended as of May 9, 2018 (the “Recapitalization Agreement”). Immediately following that exchange, Viper continued to be the managing member of Viper LLC, with sole control of its operations, and owned approximately 36% of the outstanding units issued by Viper LLC, and the Company owned the remaining approximately 64% of the outstanding units issued by Viper LLC. Upon completion of Viper’s July 2018 offering of units, it owned approximately 41% of the outstanding units issued by Viper LLC and the Company owned the remaining approximately 59%. Viper LLC units and Viper’s Class B units owned by the Company are exchangeable from time to time for Viper’s

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

common units (that is, one Viper LLC unit and one Viper Class B unit, together, will be exchangeable for one Viper common unit).

On May 10, 2018, the change in Viper’s income tax status became effective. On that date, pursuant to the terms of the Recapitalization Agreement, (i) Viper’s General Partner made a cash capital contribution of $1 million to Viper in respect of its general partner interest and (ii) the Company made a cash capital contribution of $1 million to Viper in respect of the Class B units. The Company, as the holder of the Class B units, and Viper’s General Partner, as the holder of the general partner interest, are entitled to receive an 8% annual distribution on the outstanding amount of these capital contributions, payable quarterly, as a return on this invested capital. On May 10, 2018, the Company also exchanged 731,500 Class B units and 731,500 units in Viper LLC for 731,500 common units of Viper and a cash amount of $10,000 representing a proportionate return of the $1 million invested capital in respect of the Class B units. Viper’s General Partner continues to serve as Viper’s general partner and the Company continues to control Viper. After the effectiveness of the tax status election and the completion of related transactions, Viper’s minerals business continues to be conducted through Viper LLC, which continues to be taxed as a partnership for federal and state income tax purposes. This structure is anticipated to provide significant benefits to Viper’s business, including operational effectiveness, acquisition and disposition transactional planning flexibility and income tax efficiency. For additional information regarding the tax status election and related transactions, please refer to Viper’s Definitive Information Statement on Schedule 14C filed with the SEC on April 17, 2018 and Viper’s Current Report on Form 8-K filed with the SEC on May 15, 2018.

Partnership Agreement

The second amended and restated agreement of limited partnership, dated as of May 9, 2018, as amended as of May 10, 2018 (the “Viper’s Partnership Agreement”), requires Viper to reimburse Viper’s General Partner for all direct and indirect expenses incurred or paid on Viper’s behalf and all other expenses allocable to Viper or otherwise incurred by Viper’s General Partner in connection with operating Viper’s business. The Viper Partnership Agreement does not set a limit on the amount of expenses for which Viper’s General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for Viper or on its behalf and expenses allocated to Viper’s General Partner by its affiliates. Viper’s General Partner is entitled to determine the expenses that are allocable to Viper. For each of the three months ended June 30, 2019 and 2018, Viper’s General Partner allocated less than $1 million to Viper. For each of the six months ended June 30, 2019 and 2018, Viper’s General Partner allocated $1 million to Viper.

Tax Sharing

In connection with the closing of the Viper Offering, Viper entered into a tax sharing agreement with Diamondback, dated June 23, 2014, pursuant to which Viper agreed to reimburse Diamondback for its share of state and local income and other taxes for which Viper’s results are included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on June 23, 2014. The amount of any such reimbursement is limited to the tax Viper would have paid had it not been included in a combined group with Diamondback. Diamondback may use its tax attributes to cause its combined or consolidated group, of which Viper may be a member for this purpose, to owe less or no tax. In such a situation, Viper agreed to reimburse Diamondback for the tax Viper would have owed had the tax attributes not been available or used for Viper’s benefit, even though Diamondback had no cash tax expense for that period. For the three months and six months ended June 30, 2019 and the three months and six months ended June 30, 2018, Viper accrued a minimal amount of state income tax expense for its share of Texas margin tax for which Viper’s results are included in a combined tax return filed by Diamondback.

Other Agreements

Viper has entered into a secured revolving credit facility with Wells Fargo, as administrative agent sole book runner and lead arranger. See Note 11—Debt for a description of this credit facility.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

6.    RATTLER MIDSTREAM LP

Rattler is a publicly traded Delaware limited partnership, the common units of which are listed on the Nasdaq Global Select Market under the symbol “RTLR”. Rattler was formed by Diamondback in July 2018 to own, operate, develop and acquire midstream infrastructure assets in the Midland and Delaware Basins of the Permian Basin. Rattler Midstream GP LLC (“Rattler’s General Partner”), a wholly-owned subsidiary of Diamondback, serves as the general partner of Rattler. As of June 30, 2019, Diamondback owned approximately 71% of Rattler’s total units outstanding.

Prior to the completion of the Rattler Offering in May of 2019, Diamondback owned all of the general and limited partner interests in Rattler. The Rattler Offering consisted of 43,700,000 common units representing approximately 29% of the limited partner interests in Rattler at a price to the public of $17.50 per common unit, which included 5,700,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters on the same terms which closed on May 30, 2019. Rattler received net proceeds of approximately $720 million from the sale of these common units, after deducting offering expenses and underwriting discounts and commissions.

In connection with the completion of the Rattler Offering, Rattler (i) issued 107,815,152 Class B Units representing an aggregate 71% voting limited partner interest in Rattler in exchange for a $1 million cash contribution from Diamondback, (ii) issued a general partner interest in Rattler to Rattler’s General Partner, in exchange for a $1 million cash contribution from Rattler’s General Partner, and (iii) caused Rattler LLC to make a distribution of approximately $727 million to Diamondback. Diamondback, as the holder of the Class B units, and Rattler’s General Partner, as the holder of the general partner interest, are entitled to receive cash preferred distributions equal to 8% per annum on the outstanding amount of their respective $1 million capital contributions, payable quarterly.

Diamondback has also entered into the following agreements with Rattler:

Rattler’s Partnership Agreement

In connection with the closing of the Rattler Offering, Rattler’s General Partner and Energen Resources Corporation entered into the first amended and restated agreement of limited partnership of Rattler, dated May 28, 2019 (the “Rattler Partnership Agreement”). The Rattler Partnership Agreement requires Rattler to reimburse Rattler’s General Partner for all direct and indirect expenses incurred or paid on Rattler’s behalf and all other expenses allocable to Rattler or otherwise incurred by Rattler’s General Partner in connection with operating Rattler’s business. The Rattler Partnership Agreement does not set a limit on the amount of expenses for which its general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for Rattler or on its behalf and expenses allocated to Rattler’s General Partner by its affiliates. Rattler’s General Partner is entitled to determine the expenses that are allocable to Rattler. For the three months and six months ended June 30, 2019, the General Partner allocated $37,907 of such expenses to Rattler.

Rattler’s Services and Secondment Agreement
In connection with the closing of the Rattler Offering, Rattler entered into a services and secondment agreement with Diamondback, Diamondback E&P LLC, Rattler’s General Partner and Rattler LLC, dated as of May 28, 2019 (the “Services and Secondment Agreement”). Pursuant to the Services and Secondment Agreement, Diamondback and its subsidiaries second certain operational, construction, design and management employees and contractors of Diamondback to Rattler’s General Partner, Rattler and its subsidiaries, providing management, maintenance and operational functions with respect to Rattler’s assets. The Services and Secondment Agreement requires Rattler’s General Partner and Rattler to reimburse Diamondback for the cost of the seconded employees and contractors, including their wages and benefits. For the three months and six months ended June 30, 2019, Rattler’s General Partner and Rattler paid Diamondback $1 million and $2 million under the Services and Secondment Agreement, respectively.
Rattler’s Tax Sharing Agreement

In connection with the closing of the Rattler Offering, Rattler LLC entered into a tax sharing agreement with Diamondback pursuant to which Rattler LLC will reimburse Diamondback for its share of state and local income and other taxes borne by Diamondback as a result of Rattler LLC’s results being included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on May 28, 2019. The amount

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

of any such reimbursement is limited to the tax that Rattler LLC would have paid had it not been included in a combined group with Diamondback. Diamondback may use its tax attributes to cause its combined or consolidated group, of which Rattler LLC may be a member for this purpose, to owe less or no tax. In such a situation, Rattler LLC agreed to reimburse Diamondback for the tax Rattler LLC would have owed had the attributes not been available or used for Rattler LLC’s benefit, even though Diamondback had no cash expense for that period.

For the three months and six months ended June 30, 2019, Rattler accrued state income tax expense of $31,814 for its share of Texas margin tax for which Rattler’s share of Rattler LLC’s results are included in a combined tax return filed by Diamondback.

Other Agreements

Rattler has entered into a secured revolving credit facility with Wells Fargo Bank, National Association, as administrative agent, sole book runner and lead arranger. See Note 11—Debt for a description of this credit facility.

7.    REAL ESTATE ASSETS

The following schedules present the cost and related accumulated depreciation or amortization (as applicable) of the Company’s real estate assets including intangible lease assets:

	Estimated Useful Lives	June 30, 2019	December 31, 2018
	(Years)	(in millions)
Buildings	30	$102	$103
Tenant improvements	15	4	4
Land	N/A	2	1
Land improvements	15	1	1
Total real estate assets		109	109
Less: accumulated depreciation		(6)	(4)
Total investment in land and buildings, net		$103	$105

	Weighted Average Useful Lives	June 30, 2019	December 31, 2018
	(Months)	(in millions)
In-place lease intangibles	45	$11	$11
Less: accumulated amortization		(5)	(3)
In-place lease intangibles, net		6	8

Above-market lease intangibles	45	4	4
Less: accumulated amortization		(1)	(1)
Above-market lease intangibles, net		3	3
Total intangible lease assets, net		$9	$11

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

8.    PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	June 30,	December 31,
	2019	2018

	(in millions)
Oil and natural gas properties:
Subject to depletion	$14,491	$12,629
Not subject to depletion	9,585	9,670
Gross oil and natural gas properties	24,076	22,299
Accumulated depletion	(2,252)	(1,599)
Accumulated impairment	(1,144)	(1,144)
Oil and natural gas properties, net	20,680	19,556
Midstream assets	828	700
Other property, equipment and land	150	147
Accumulated depreciation	(55)	(31)
Property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$21,603	$20,372

Balance of costs not subject to depletion:
Incurred in 2019	$255
Incurred in 2018	6,053
Incurred in 2017	2,499
Incurred in 2016	683
Incurred in 2015	95
Total not subject to depletion	$9,585

The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain internal costs, are capitalized and amortized on a composite unit of production method based on proved oil, natural gas liquids and natural gas reserves. Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. Costs, including related employee costs, associated with production and operation of the properties are charged to expense as incurred. All other internal costs not directly associated with exploration and development activities are charged to expense as they are incurred. Capitalized internal costs were approximately $11 million and $7 million for the three months ended June 30, 2019 and 2018, respectively, and $24 million and $14 million for the six months ended June 30, 2019 and 2018, respectively. Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The inclusion of the Company’s unevaluated costs into the amortization base is expected to be completed within three years to five years. Acquisition costs not currently being amortized are primarily related to unproved acreage that the Company plans to prove up through drilling. The Company has no plans to let any acreage expire. Sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, natural gas liquids and natural gas.

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

At June 30, 2019, there was $81 million in exploration costs and development costs and $86 million in capitalized interest that was not subject to depletion. At December 31, 2018, there were $68 million in exploration costs and development costs and $55 million in capitalized interest that was not subject to depletion.

9.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligation liability for the following periods:

	Six Months Ended June 30,
	2019	2018

	(in millions)
Asset retirement obligations, beginning of period	$136	$21
Additional liabilities incurred	2	2
Liabilities acquired	3	—
Liabilities settled	(4)	(1)
Accretion expense	5	1
Asset retirement obligations, end of period	142	23
Less current portion	—	1
Asset retirement obligations - long-term	$142	$22

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

10.    EQUITY METHOD INVESTMENTS

In October 2014, the Company obtained a 25% interest in HMW Fluid Management LLC (“HMW LLC”), which was formed to develop, own and operate an integrated water management system to gather, store, process, treat, distribute and dispose of water to exploration and production companies operating in Midland, Martin and Andrews Counties, Texas.

On June 30, 2018, HMW LLC’s operating agreement was amended. As a result of the amendment, the Company no longer recognizes an equity investment in HMW LLC but instead consolidates its undivided interest in the salt water disposal assets owned by HMW LLC. In exchange for Rattler’s 25% investment, Rattler received a 50% undivided ownership interest in two of the four SWD wells and associated assets previously owned by HMW LLC. Rattler’s basis in the assets is equivalent to its basis in the equity investment in HMW LLC.

On February 1, 2019, Rattler LLC obtained a 10% equity interest in EPIC Crude Holdings, LP (“EPIC”), which is building a pipeline (the “EPIC project”) that, once operational, will transport crude and NGL across Texas for delivery into the Corpus Christi market. As of June 30, 2019, Rattler’s total investment in the EPIC project was $72 million. During the six months ended June 30, 2019, Rattler recorded an expense of $3,000 related to interest. The EPIC project is anticipated to be operational in the second half of 2019.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

On February 15, 2019, Rattler LLC obtained a 10% equity interest in Gray Oak Pipeline, LLC (“Gray Oak”), which is building a pipeline (the “Gray Oak project”) that, once operational, will transport crude from the Permian to Corpus Christi on the Texas Gulf Coast. As of June 30, 2019, Rattler’s total investment in the Gray Oak project was $115 million. During the six months ended June 30, 2019, Rattler recorded a net expense of $61,000 related to interest. The Gray Oak project is anticipated to be operational in the second half of 2019.

On March 29, 2019, Rattler LLC executed a short-term promissory note to Gray Oak. The note allows for borrowing by Gray Oak of up to $123 million at 2.52% interest rate with a maturity date of March 31, 2022. During three months ended June 30, 2019, Gray Oak borrowed and repaid $23 million. As of June 30, 2019, there were no outstanding borrowings under the note.

No impairments were recorded for Rattler’s equity method investments for the six months ended June 30, 2019 or 2018.

11.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	June 30,	December 31,
	2019	2018

	(in millions)
4.625% Notes due 2021(1)	$399	$400
7.320% Medium-term Notes, Series A, due 2022(1)	21	20
4.750 % Senior Notes due 2024	1,250	1,250
5.375 % Senior Notes due 2025	800	800
7.350% Medium-term Notes, Series A, due 2027(1)	11	10
7.125% Medium-term Notes, Series B, due 2028(1)	108	100
DrillCo Agreement	43	—
Unamortized debt issuance costs	(23)	(27)
Unamortized premium costs	10	10
Revolving credit facility	1,639	1,490
Viper revolving credit facility	213	411
Rattler revolving credit facility	1	—
Total long-term debt	$4,472	$4,464

(1)	At the effective time of the Merger, Energen became a wholly owned subsidiary of the Company and remained the issuer of these notes (the “Energen Notes”).

Diamondback Notes

2024 Senior Notes

On October 28, 2016, the Company issued $500 million in aggregate principal amount of 4.750% Senior Notes due 2024 (the “existing 2024 Senior Notes”). The existing 2024 Senior Notes bear interest at a rate of 4.750% per annum, payable semi-annually, in arrears on May 1 and November 1 of each year and will mature on November 1, 2024. All of the Company’s existing and future restricted subsidiaries that guarantee its revolving credit facility or certain other debt guarantee the existing 2024 Senior Notes; provided, however, that the existing 2024 Senior Notes are not guaranteed by Viper, Viper’s General Partner, Viper LLC, Rattler, Rattler’s General Partner or Rattler LLC, and will not be guaranteed by any of the Company’s future unrestricted subsidiaries.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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

As required under the terms of the registration rights agreement relating to the New 2024 Notes, on March 22, 2019, the Company filed with the SEC its registration Statement on Form S-4, as amended on July 3, 2019 (the “Exchange Offer S-4”), relating to the exchange offer of the New 2024 Notes for substantially identical notes registered under the Securities Act of 1933, as amended. The Exchange Offer S-4 was declared effective by the SEC on July 11, 2019 and the Company commenced the Exchange Offer on July 12, 2019. The Company expects to close the Exchange Offer in August 2019.

2025 Senior Notes

On December 20, 2016, the Company issued $500 million in aggregate principal amount of 5.375% Senior Notes due 2025 (the “existing 2025 Senior Notes”). The existing 2025 Senior Notes bear interest at a rate of 5.375% per annum, payable semi-annually, in arrears on May 31 and November 30 of each year and will mature on May 31, 2025. All of the Company’s existing and future restricted subsidiaries that guarantee its revolving credit facility or certain other debt guarantee the existing 2025 Senior Notes, provided, however, that the existing 2025 Senior Notes are not guaranteed by Viper, Viper’s General Partner, Viper LLC, Rattler, Rattler’s General Partner or Rattler LLC, and will not be guaranteed by any of the Company’s future unrestricted subsidiaries.
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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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
The Company’s Credit Facility

The Company and Diamondback O&G LLC, as borrower, entered into the second amended and restated credit agreement, dated November 1, 2013, as amended, with a syndicate of banks, including Wells Fargo, as administrative agent, and its affiliate Wells Fargo Securities, LLC, as sole book runner and lead arranger. On June 28, 2019, the credit agreement was amended pursuant to an eleventh amendment, which implemented certain changes to the credit facility for the period on and after the date on which the Company’s unsecured debt achieves an investment grade rating from two rating agencies and certain other conditions in the credit agreement are satisfied (the “investment grade changeover date”). The maximum credit amount available under the credit agreement is $5 billion, subject, prior to the investment grade changeover date, to a borrowing base based on the Company’s oil and natural gas reserves and other factors (the

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

“borrowing base”) and the elected commitment amount. Prior to the investment grade changeover date, the borrowing base is scheduled to be redetermined, under certain circumstances, annually with an effective date of May 1st, and, under certain circumstances, semi-annually with effective dates of May 1st and November 1st. In addition, the Company and Wells Fargo each may request up to two interim redeterminations of the borrowing base during any 12-month period. Effective June 28, 2019, the borrowing base was increased from $2.65 billion to $3.4 billion. On and after the investment grade changeover date, the maximum credit amount available under the credit agreement will be based solely on the commitments of the lenders, and will no longer be limited by the borrowing base. On the investment grade changeover date, the aggregate commitments of the lenders will be set at an amount equal to the aggregate elected commitment amount in effect on such date. As of June 30, 2019, the aggregate elected commitment amount was $2.5 billion and the Company had approximately $1.6 billion of outstanding borrowings under its revolving credit facility and $861 million available for future borrowings under its revolving credit facility.
Diamondback O&G LLC is the borrower under the credit agreement. As of June 30, 2019, the credit agreement is guaranteed by the Company, Diamondback E&P LLC and Energen and its subsidiaries and will also be guaranteed by any of the Company’s future subsidiaries that are classified as restricted subsidiaries under the credit agreement. On and after the investment grade changeover date, the Company and Diamondback O&G LLC will no longer be required to cause all restricted subsidiaries to guarantee the credit agreement, and, in certain circumstances, may cause guaranties made by subsidiary guarantors to be released. Prior to the investment grade changeover date, the credit agreement is also secured by substantially all of the assets of the Company, Diamondback O&G LLC and the guarantors. On and after the investment grade changeover date, the credit agreement will be unsecured and all liens securing the credit facility will be released.
The outstanding borrowings under the credit agreement bear interest at a per annum rate elected by the Company that is equal to an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5%, and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. Prior to the investment grade changeover date, the applicable margin ranges from 0.25% to 1.25% in the case of the alternate base rate and from 1.25% to 2.25% in the case of LIBOR, in each case depending on the amount of loans and letters of credit outstanding in relation to the commitment, which is defined as the least of the maximum credit amount, the borrowing base and the elected commitment amount. On and after the investment grade changeover date, the applicable margin will range from 0.125% to 1.0% per annum in the case of the alternate base rate and from 1.125% to 2.0% per annum in the case of LIBOR, in each case, depending on the pricing level, which in turn depends on the rating agencies’ rating of the Company’s unsecured debt. Prior to the investment grade changeover date, the Company is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment, which fee is also dependent on the amount of loans and letters of credit outstanding in relation to the commitment. On and after the investment grade changeover date, the commitment fee will range from 0.125% to 0.350% per year on the unused portion of the commitment, based on the pricing level, which in turn depends on the rating agencies’ rating of the Company’s unsecured debt.
Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage). Prior to the investment grade changeover date, loan principal is required to be repaid (a) to the extent the loan amount exceeds the commitment or the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period), (b) in an amount equal to the net cash proceeds from the sale of property when a borrowing base deficiency or event of default exists under the credit agreement and (c) at the maturity date of November 1, 2022. On and after the investment grade changeover date, loan principal is required to be repaid (a) to the extent the loan amount exceeds the commitment due to any termination or reduction of the aggregate maximum credit amount and (b) at the maturity date of November 1, 2022.
The credit agreement contains various affirmative, negative and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates and entering into certain swap agreements and require the maintenance of the financial ratios described below.

Financial Covenant (prior to the investment grade changeover date)	Required Ratio
Ratio of total net debt to EBITDAX, as defined in the credit agreement	Not greater than 4.0 to 1.0
Ratio of current assets to liabilities, as defined in the credit agreement	Not less than 1.0 to 1.0

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The covenant prohibiting additional indebtedness, applicable prior to the investment grade changeover date, allows for the issuance of unsecured debt in the form of senior or senior subordinated notes if no default would result from the incurrence of such debt after giving effect thereto and if, in connection with any such issuance, the borrowing base is reduced by 25% of the stated principal amount of each such issuance.
On and after the investment grade changeover date, the financial covenants listed above will be replaced by a financial covenant that will require the Company to not permit the total net debt to capitalization ratio, as defined in the credit agreement, to exceed 65%. Additionally, on and after the investment grade changeover date, many of the negative covenants set forth in the credit agreement will no longer restrict the Company, Diamondback O&G LLC and their restricted subsidiaries (the “Restricted Group”), including the covenants that limit (i) equity repurchases, dividends and other restricted payments, (ii) redemptions of the senior or senior subordinated notes, (iii) making investments, (iv) dispositions of property, (v) transactions with affiliates, and (vi) entering into swap agreements. In addition, on and after the investment grade changeover date, (i) the debt covenant will no longer restrict incurrences of debt by Diamondback O&G LLC and guarantors, and will allow non-guarantor restricted subsidiaries to incur debt for borrowed money in an aggregate principal amount up to 15% of consolidated net tangible assets (as defined in the credit agreement) and (ii) the liens covenant will be modified to allow the Restricted Group to create liens if the aggregate amount of debt secured by such liens does not exceed 15% of consolidated net tangible assets.
As of June 30, 2019 and December 31, 2018, the Company was in compliance with all financial covenants under its revolving credit facility, as then in effect. The lenders may accelerate all of the indebtedness under the Company’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.

Viper’s Credit Agreement

On July 8, 2014, Viper entered into a secured revolving credit agreement with Wells Fargo, as administrative agent, certain other lenders and Viper LLC, Viper’s consolidated subsidiary, as guarantor. On May 8, 2018, Viper LLC assumed all liabilities as borrower under the credit agreement and Viper became a guarantor of the credit agreement. On July 20, 2018, Viper LLC, Viper, Wells Fargo and the other lenders amended and restated the credit agreement to reflect the assumption by Viper LLC.

The credit agreement, as amended and restated, provides for a revolving credit facility in the maximum credit amount of $2 billion and a borrowing base based on Viper’s oil and natural gas reserves and other factors (the “borrowing base”) of $600 million, subject to scheduled semi-annual and other elective borrowing base redeterminations. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, Viper LLC and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. Effective June 27, 2019, in connection with Viper’s spring 2019 redetermination, the borrowing base increased from $555 million to $600 million and, as of June 30, 2019, Viper had $213 million of outstanding borrowings and $387 million available for future borrowings under its revolving credit facility.

The outstanding borrowings under the credit agreement bear interest at a per annum rate elected by Viper LLC that is equal to an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.75% to 1.75% per annum in the case of the alternate base rate and from 1.75% to 2.75% per annum in the case of LIBOR, in each case depending on the amount of loans and letters of credit outstanding in relation to the commitment, which is defined as the lesser of the maximum credit amount and the borrowing base. Viper LLC is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment, which fee is also dependent on the amount of loans and letters of credit outstanding in relation to the commitment. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be repaid (i) to the extent the loan amount exceeds the commitment or the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period), (ii) in an amount equal to the net cash proceeds from the sale of property when a borrowing base deficiency or event of default exists under the credit agreement and (iii) at the maturity date of November 1, 2022. The loan is secured by substantially all of the assets of Viper and Viper LLC.

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

As of June 30, 2019 and December 31, 2018, Viper was in compliance with all financial covenants under its revolving credit facility, as then in effect. The lenders may accelerate all of the indebtedness under Viper’s credit agreement upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.

Rattler’s Credit Agreement

In connection with the Rattler Offering, Rattler, as parent, and Rattler LLC, as borrower, entered into a credit agreement, dated May 28, 2019, with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of banks, including Wells Fargo Bank, National Association, as lenders party thereto (the “Rattler credit agreement”).

The Rattler credit agreement provides for a revolving credit facility in the maximum credit amount of $600 million. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be paid at the maturity date of May 28, 2024. The loan is guaranteed by Rattler and Tall City, and is secured by substantially all of the assets of Rattler LLC, Rattler and Tall City. As of June 30, 2019, Rattler LLC had $1 million of outstanding borrowings and $599 million available for future borrowings under the Rattler credit agreement.

The outstanding borrowings under the Rattler credit agreement bear interest at a per annum rate elected by Rattler LLC that is based on the prime rate or LIBOR, in each case plus an applicable margin. The applicable margin ranges from 0.250% to 1.250% per annum for prime-based loans and 1.250% to 2.250% per annum for LIBOR loans, in each case depending on the Consolidated Total Leverage Ratio (as defined in the Rattler credit agreement). Rattler LLC is obligated to pay a quarterly commitment fee ranging from 0.250% to 0.375% per annum on the unused portion of the commitment, which fee is also dependent on the Consolidated Total Leverage Ratio.

The Rattler credit agreement contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, distributions and other restricted payments, transactions with affiliates, and entering into certain swap agreements, in each case of Rattler, Rattler LLC and their restricted subsidiaries. The covenants are subject to exceptions set forth in the Rattler credit agreement, including an exception allowing Rattler LLC or Rattler to issue unsecured debt securities and an exception allowing payment of distributions if no default exists. The Rattler credit agreement may be used to fund capital expenditures, to finance working capital, for general company purposes, to pay fees and expenses related to the Rattler credit agreement, and to make distributions permitted under the Rattler credit agreement.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The Rattler credit agreement also contains financial maintenance covenants that require the maintenance of the financial ratios described below:

Financial Covenant	Required Ratio
Consolidated Total Leverage Ratio commencing with the fiscal quarter ending September 30, 2019
Not greater than 5.00 to 1.00 (or not greater than 5.50 to 1.00 for 3 fiscal quarters following certain acquisitions), but if the Consolidated Senior Secured Leverage Ratio (as defined in the Rattler credit agreement) is applicable, then not greater than 5.25 to 1.00)

Consolidated Senior Secured Leverage Ratio commencing with the last day of any fiscal quarter in which the Financial Covenant Election (as defined in the Rattler credit agreement) is made	Not greater than 3.50 to 1.00
Consolidated Interest Coverage Ratio (as defined in the Rattler credit agreement) commencing with the fiscal quarter ending September 30, 2019	Not less than 2.50 to 1.00

For purposes of calculating the financial maintenance covenants prior to the fiscal quarter ending June 30, 2020, EBITDA (as defined in the Rattler credit agreement) will be annualized based on the actual EBITDA for the preceding fiscal quarters starting with the fiscal quarter ending September 30, 2019.

As of June 30, 2019, each of Rattler and Rattler LLC were in compliance with all financial covenants under the Rattler credit agreement. The lenders may accelerate all of the indebtedness under the Rattler credit agreement upon the occurrence and during the continuance of any event of default. The Rattler credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change in control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial maintenance covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. With certain specified exceptions, the terms and provisions of the Rattler credit agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

Alliance with Obsidian Resources, L.L.C.
The Company entered into a participation and development agreement (the “DrillCo Agreement”), dated September 10, 2018, with Obsidian Resources, L.L.C. (“CEMOF”) to fund oil and natural gas development. Funds managed by CEMOF and its affiliates have agreed to commit to funding certain costs out of CEMOF’s net production revenue and, for a period of time, to the extent not funded by such revenue, up to an additional $300 million, to fund drilling programs on locations provided by the Company. Subject to adjustments depending on asset characteristics and return expectations of the selected drilling plan, CEMOF will fund up to 85% of the costs associated with new wells drilled under the DrillCo Agreement and is expected to receive an 80% working interest in these wells until it reaches certain payout thresholds equal to a cumulative 9% and then 13% internal rate of return. Upon reaching the final internal rate of return target, CEMOF’s interest will be reduced to 15%, while the Company’s interest will increase to 85%. As of June 30, 2019, CEMOF had funded approximately $30 million. As of June 30, 2019, eight joint wells have been drilled and completed.

12.    CAPITAL STOCK AND EARNINGS PER SHARE

Diamondback did not complete any equity offerings during the six months ended June 30, 2019 and June 30, 2018.

Viper’s Equity Offering

On March 1, 2019, Viper completed an underwritten public offering of 10,925,000 common units, which included 1,425,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. Following this offering, the Company owned approximately 54% of Viper’s total units then outstanding. Viper received net proceeds from this offering of approximately $341 million, after deducting underwriting discounts and commissions and estimated offering expenses. Viper used the net proceeds to purchase units of Viper LLC. Viper

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

LLC in turn used the net proceeds to repay a portion of the outstanding borrowings under its revolving credit facility and finance acquisitions during the period.

Rattler’s Initial Public Offering
Please see Note 6—Rattler Midstream LP for information regarding Rattler’s IPO.

Stock Repurchase Program

In May 2019, the Company’s board of directors approved a stock repurchase program to acquire up to $2 billion of the Company’s outstanding common stock through December 31, 2020. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the three months ended June 30, 2019, the Company repurchased approximately $104 million of common stock under this repurchase program. As of June 30, 2019, $1.9 billion remained available for use to repurchase shares under the Company's common stock repurchase program.

Earnings Per Share

The Company’s basic earnings per share amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share include the effect of potentially dilutive shares outstanding for the period. Additionally, for the diluted earnings per share computation, the per share earnings of Viper are included in the consolidated earnings per share computation based on the consolidated group’s holdings of the subsidiary.

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	($ in millions, except per share amounts, shares in thousands)
Net income attributable to common stock	$349	$219	$359	$382
Weighted average common shares outstanding
Basic weighted average common units outstanding	164,839	98,614	164,846	98,584
Effect of dilutive securities:
Potential common shares issuable	180	183	407	236
Diluted weighted average common shares outstanding	165,019	98,797	165,253	98,820
Basic net income attributable to common stock	$2.12	$2.22	$2.18	$3.87
Diluted net income attributable to common stock	$2.11	$2.22	$2.17	$3.87

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Restricted stock units	60	32	20	—

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

13.    EQUITY-BASED COMPENSATION

The following table presents the effects of the equity compensation plans and related costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
General and administrative expenses	$9	$6	$23	$13
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	4	2	10	5

Restricted Stock Units

The following table presents the Company’s restricted stock units activity under the Equity Plan during the six months ended June 30, 2019:

	Restricted Stock Awards & Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2018	324,224	$116.01
Granted	450,297	$107.08
Vested	(177,537)	$109.08
Forfeited	(57,146)	$108.93
Unvested at June 30, 2019	539,838	$111.59

The aggregate fair value of restricted stock units that vested during the six months ended June 30, 2019 and 2018 was $19 million and $10 million, respectively. As of June 30, 2019, the Company’s unrecognized compensation cost related to unvested restricted stock awards and units was $37 million. Such cost is expected to be recognized over a weighted-average period of 1.1 years.

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

2019
Grant-date fair value (3-year vesting)	$137.22
Grant-date fair value (5-year vesting)	$132.48
Risk-free rate	2.55%
Company volatility	35.00%

The following table presents the Company’s performance restricted stock units activity under the Equity Plan for the six months ended June 30, 2019:

	Performance Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2018	196,203	$169.76
Granted	356,227	$131.30
Vested	(123,546)	$121.41
Forfeited	(45,868)	$155.68
Unvested at June 30, 2019(1)	383,016	$151.27

(1)	A maximum of 766,032 units could be awarded based upon the Company’s final TSR ranking.

As of June 30, 2019, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $37 million. Such cost is expected to be recognized over a weighted-average period of 2.5 years.

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

The following table presents a summary of stock appreciation rights activity during the six months ended June 30, 2019:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	57,721	$22.12
Exercised	(9,888)	$73.68
Expired	(3,229)	$102.92
Outstanding at June 30, 2019	44,604	$28.90

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

		Weighted Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(in years)	(in millions)
Outstanding at December 31, 2018	332,387	$95.04
Exercised	(70,722)	$80.05
Outstanding at June 30, 2019	261,665	$89.19	2.18	$5

Vested and Expected to vest at June 30, 2019	261,665	$89.19	2.18	$5
Exercisable at June 30, 2019	261,665	$89.19	2.18	$5

Viper Phantom Units

Under the Viper Energy Partners LP Long Term Incentive Plan (“Viper LTIP”), the Board of Directors of the General Partner is authorized to issue phantom units to eligible employees. Viper estimates the fair value of phantom units as the closing price of Viper’s common units on the grant date of the award, which is expensed over the applicable vesting period. Upon vesting the phantom units entitle the recipient one common unit of Viper for each phantom unit.

The following table presents the phantom unit activity under the Viper LTIP for the six months ended June 30, 2019:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2018	125,053	$23.44
Granted	17,601	$33.54
Vested	(60,133)	$21.38
Forfeited	(1,028)	$42.50
Unvested at June 30, 2019	81,493	$26.91

The aggregate fair value of phantom units that vested during the six months ended June 30, 2019 was $1 million. As of June 30, 2019, the unrecognized compensation cost related to unvested phantom units was $1 million. Such cost is expected to be recognized over a weighted-average period of 0.85 years.

Rattler Long-Term Incentive Plan

On May 22, 2019, the board of directors of Rattler’s General Partner adopted the Rattler Midstream LP Long Term Incentive Plan (“Rattler LTIP”), for employees, consultants and directors of Rattler’s General Partner and any of its affiliates, including Diamondback, who perform services for Rattler. The Rattler LTIP provides for the grant of unit options, unit appreciation rights, restricted units, unit awards, phantom units, distribution equivalent rights, cash awards, performance awards, other unit-based awards and substitute awards.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Under the Rattler LTIP, the board of directors of Rattler’s General Partner is authorized to issue phantom units to eligible employees and non-employee directors. Rattler estimates the fair value of phantom units as the closing price of Rattler’s common units on the grant date of the award, which is expensed over the applicable vesting period. Upon vesting the phantom units entitle the recipient to one common unit of Rattler for each phantom unit. The recipients are also entitled to distribution equivalent rights, which represent the right to receive a cash payment equal to the value of the distributions paid on one phantom unit between the grant date and the vesting date.

The following table presents the phantom unit activity under the Rattler LTIP for the six months ended June 30, 2019:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at May 28, 2019	—	$—
Granted	2,248,572	$19.20
Unvested at June 30, 2019	2,248,572	$19.20

As of June 30, 2019, the unrecognized compensation cost related to unvested phantom units was $42 million. Such cost is expected to be recognized over a weighted-average period of 2.9 years.

14.    RELATED PARTY TRANSACTIONS

Advisory Services Agreement - Viper

In connection with the closing of the Viper Offering, Viper and Viper’s General Partner entered into an advisory services agreement (the “Viper Advisory Services Agreement”) with Wexford, dated as of June 23, 2014, under which Wexford provided Viper and Viper’s General Partner with general financial and strategic advisory services related to the business in return for an annual fee of $500,000, plus reasonable out-of-pocket expenses. The Advisory Services Agreement was terminated on November 12, 2018 and Viper’s payment obligation ended in June 2019. For the three months and six months ended June 30, 2019 and 2018, Viper did not pay any amounts under the Advisory Services Agreement.

Lease Bonus - Viper
During the three months ended June 30, 2019, the Company paid Viper $39,000 in lease bonus payments to extend the term of one lease, reflecting an average bonus of $1,800 per acre. During the six months ended June 30, 2019, the Company paid Viper $39,198 in lease bonus payments to extend the term of two leases, reflecting an average bonus of $1,686 per acre and $3,101 in lease bonus payments for two new leases, reflecting an average bonus of $14,766 per acre. During the three months and six months ended June 30, 2018, the Company did not pay Viper any lease bonus payments.

Rattler Offering
Please see Note 6—Rattler Midstream LP for information regarding relationships between the Company and Rattler.

15.    INCOME TAXES

The Company’s effective income tax rates were 22.3% and (2.2)% for the three months ended June 30, 2019 and 2018, respectively, and 14.8% and 7.8% for the six months ended June 30, 2019 and 2018, respectively. Total income tax expense for the three and six months ended June 30, 2019 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income primarily due to current and deferred state income taxes, the impact of permanent differences between book and taxable income, and, for the six months ended June 30, 2019, the revision of estimated deferred taxes recognized by Viper as a result of its change in tax status. The Company recorded a discrete income tax expense of less than $1 million related to equity-based compensation for the six months ended June 30, 2019 and a discrete benefit of approximately $35 million during the three months ended March 31, 2019, related to the revision of estimated deferred taxes on Viper’s investment in Viper LLC arising from the change in Viper’s tax status. Viper revised its estimate of deferred taxes on Viper’s investment in Viper LLC based on information regarding unitholders’ tax basis which, under IRS reporting rules, was not available until the current period. Total income tax expense for the three and six months ended June 30, 2018 differed from amounts computed by applying the federal statutory rate to pre-tax income primarily due to (i) deferred taxes recognized by Viper as a result of its change in tax status, (ii) state income taxes, (iii) net income attributable to the noncontrolling interest, and (iv) the impact of permanent differences between book and taxable income.

As discussed further in Note 6, on May 28, 2019, Rattler completed its initial public offering. Even though Rattler is organized as a limited partnership under state law, Rattler is subject to U.S. federal and state income tax at corporate rates, subsequent to the effective date of Rattler’s election to be treated as a corporation for U.S. federal income tax purposes. As such, Rattler’s provision for income taxes is included in the Company’s consolidated financial statements and to the extent applicable, in net income attributable to the non-controlling interest.

As discussed further in Note 5, on March 29, 2018, Viper announced that the Board of Directors of Viper’s General Partner had unanimously approved a change of Viper’s federal income tax status from that of a pass-through partnership to that of a taxable entity, which change became effective on May 10, 2018. The transactions undertaken in connection with the change in Viper’s tax status were not taxable to the Company. Subsequent to Viper’s change in tax status, Viper’s provision for income taxes is based on its estimated annual effective tax rate plus discrete items. As such, Viper’s provision for income taxes is included in the Company’s consolidated financial statements and to the extent applicable, in net income attributable to the non-controlling interest.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

16.    DERIVATIVES

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

As of June 30, 2019, the Company had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

	2019		2020
	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)
Oil Swaps - WTI Cushing	5,512,000	$61.15	2,555,000	$59.37
Oil Swaps - WTI Magellan East Houston	1,472,000	$65.88	2,190,000	$62.80
Oil Swaps - BRENT	1,288,000	$67.79	730,000	$66.00
Oil Basis Swaps - WTI Cushing	8,280,000	$(5.52)	15,120,000	$(1.21)
Natural Gas Swaps - Henry Hub	12,880,000	$3.06	—	$—
Natural Gas Basis Swaps - Waha Hub	12,880,000	$(1.56)	18,250,000	$(1.67)
Natural Gas Liquid Swaps - Mont Belvieu	1,380,000	$27.30	—	$—

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

	2019			2020
Oil Three-Way Collars	WTI Cushing	Brent	WTI Magellan East Houston	WTI Cushing	Brent	WTI Magellan East Houston
Volume (Bbls)	2,880,000	1,288,000	920,000	3,650,000	6,588,000	5,110,000
Short put price (per Bbl)	$35.94	$52.14	$50.00	$45.00	$50.56	$50.00
Floor price (per Bbl)	$45.94	$62.14	$60.00	$55.00	$60.56	$60.00
Ceiling price (per Bbl)	$61.65	$78.70	$66.10	$67.06	$74.08	$68.81
Put Spreads
Volume (Bbls)				1,715,500	1,222,750
Put - Sell price (per Bbl)				$45.00	$50.00
Put - Buy price (per Bbl)				$55.00	$60.00

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

The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties and the resulting net amounts presented in the Company’s consolidated balance sheets as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
	(in millions)
Gross amounts of assets presented in the Consolidated Balance Sheet	$52	$231
Net amounts of assets presented in the Consolidated Balance Sheet	52	231

Gross amounts of liabilities presented in the Consolidated Balance Sheet	33	15
Net amounts of liabilities presented in the Consolidated Balance Sheet	$33	$15

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The net amounts are classified as current or noncurrent based on their anticipated settlement dates. The net fair value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

	June 30, 2019	December 31, 2018
	(in millions)
Current assets: derivative instruments	$29	$231
Noncurrent assets: derivative instruments	23	—
Total assets	$52	$231
Current liabilities: derivative instruments	$25	$—
Noncurrent liabilities: derivative instruments	8	15
Total liabilities	$33	$15

None of the Company’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following table summarizes the gains and losses on derivative instruments included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Change in fair value of open non-hedge derivative instruments	$89	$(14)	$(196)	$(14)
Gain (loss) on settlement of non-hedge derivative instruments	5	(45)	22	(77)
Gain (loss) on derivative instruments	$94	$(59)	$(174)	$(91)

17.    FAIR VALUE MEASUREMENTS

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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

The Company estimates asset retirement obligations pursuant to the provisions of the Financial Accounting Standards Board issued Accounting Standards Codification Topic 410, “Asset Retirement and Environmental Obligations”. The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with the future plugging and abandonment of wells and related facilities. Given the unobservable nature of the inputs, including plugging costs and useful lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 9—Asset Retirement Obligations for further discussion of the Company’s asset retirement obligations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis, including the Company’s derivative instruments and Viper’s cost method investment. The fair value of Viper’s investment is determined using quoted market prices. These valuations are Level 1 inputs. The fair values of the Company’s fixed price swaps, fixed price basis swaps and costless collars are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes, and time to maturity. These valuations are Level 2 inputs.

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.:

	June 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment	$18	$—	$—	$14	$—	$—
Fixed price swaps	—	19	—	—	216	—
Liabilities:
Fixed price swaps	$—	$—	$—	$—	$—	$—

The following table summarizes the changes in fair value of Viper’s cost method investment during the periods presented:

(in millions)
Value at December 31, 2017	$34
Impact of adoption of Accounting Standards Update 2016-01	(19)
Gain on investment	5
Value at June 30, 2018	$20

Value at December 31, 2018	$14
Gain on investment	4
Value at June 30, 2019	$18

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets:

	June 30, 2019		December 31, 2018
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in millions)
Debt:
Revolving credit facility	$1,639	$1,639	$1,490	$1,490
4.625% Notes due 2021(1)	$399	$410	$400	$393
7.320% Medium-term Notes, Series A, due 2022(1)	$21	$22	$20	$21
4.750% Senior Notes due 2024	$1,250	$1,289	$1,250	$1,204
5.375% Senior Notes due 2025	$800	$841	$800	$782
7.350% Medium-term Notes, Series A, due 2027(1)	$11	$11	$10	$11
7.125% Medium-term Notes, Series B, due 2028(1)	$108	$111	$100	$102
Viper revolving credit facility	$213	$213	$411	$411
Rattler revolving credit facility	$1	$1	$—	$—
DrillCo Agreement	$43	$43	$—	$—

(1)
At the effective time of the Energen Merger, Energen became a wholly owned subsidiary of the Company and remained the issuer of the Energen Notes. These notes were marked to fair value with the excess being amortized.

The fair value of the revolving credit facility, Viper’s revolving credit facility and Rattler’s revolving credit facility approximates their carrying value based on borrowing rates available to the Company for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Senior Notes and the Energen Notes was determined using the June 30, 2019 quoted market price, a Level 1 classification in the fair value hierarchy.

18.    LEASES

The Company leases certain drilling rigs, facilities, compression and other equipment.

As discussed in Note 2—Summary of Significant Accounting Policies, the Company adopted ASU 2016-02, ASU 2018-11 and ASU 2019-01 on January 1, 2019 using the optional transition method of adoption. The Company elected a package of practical expedients that together allows an entity to not reassess (i) whether a contract is or contains a lease, (ii) lease classification and (iii) initial direct costs. In addition, the Company elected the following practical expedients: (i) to not reassess certain land easements; (ii) to not apply the recognition requirements under the standard to short-term leases; (iii) to not reassess lease terms on leases entered into prior to the effective date of adoption; and (iv) lessor accounting policy election to exclude lessor costs paid directly by the lessee.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The following table summarizes operating lease costs for the three months and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in millions)
Operating lease costs	$8	$12

For the six months ended June 30, 2019, cash paid for operating lease liabilities, and reported in cash flows provided by operating activities on the Company's Statement of Condensed Consolidated Cash Flows, was $12 million. During the six months ended June 30, 2019, the Company recorded an additional $13 million of right-of-use assets in exchange for new lease liabilities.

The operating lease right-of-use assets were reported in other assets and the current and noncurrent portions of the operating lease liabilities were reported in other accrued liabilities and other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheet. As of June 30, 2019, the operating right-of-use assets were $23 million and operating lease liabilities were $23 million, of which $17 million was classified as current. As of June 30, 2019, the weighted average remaining lease term was 1.5 years and the weighted average discount rate was 8.4%.

Schedule of Operating Lease Liability Maturities. The following table summarizes undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of June 30, 2019:

As of June 30, 2019
(in millions)
2019 (July - December)	$14
2020	7
2021	3
2022	1
2023	—
Thereafter	—
Total lease payments	25
Less: interest	2
Present value of lease liabilities	$23

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

19.    COMMITMENTS AND CONTINGENCIES

The Company is a party to various legal proceedings, disputes and claims arising in the course of its business, including those that arise from interpretation of federal and state laws and regulations affecting the natural gas and crude oil industry. While the ultimate outcome of the pending proceedings, disputes or claims, and any resulting impact on the Company, cannot be predicted with certainty, the Company believes that none of these matters, if ultimately decided adversely, will have a material adverse effect on the Company’s financial condition, cash flows or results of operations. The Company’s assessment is based on information known about the pending matters and its experience in contesting, litigating and settling similar matters. Actual outcomes could differ materially from the Company’s assessment. The Company records reserves for contingencies related to outstanding legal proceedings, disputes or claims when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

20.    SUBSEQUENT EVENTS

Divestiture of Certain Conventional and Non-Core Assets Acquired from Energen

On July 1, 2019, the Company completed its divestiture of 103,750 net acres of certain conventional and non-core Permian assets, which were acquired by the Company in the Merger, for an aggregate sale price of $285 million. This divestiture did not result in a gain or loss because it did not have a significant effect on the Company’s reserve base or depreciation, depletion and amortization rate.

Second Quarter 2019 Dividend Declaration
On August 5, 2019, the Board of Directors of the Company declared a cash dividend for the second quarter of 2019 of $0.1875 per share of common stock, payable on August 26, 2019 to its stockholders of record at the close of business on August 16, 2019.
Commodity Contracts

Subsequent to June 30, 2019, the Company entered into new fixed price basis swaps. The Company’s derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate pricing (Cushing and Magellan East Houston) and Crude Oil Brent.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The following tables present the derivative contracts entered into by the Company subsequent to June 30, 2019. When aggregating multiple contracts, the weighted average contract price is disclosed.

	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)
January 2020 - December 2020
Oil Swaps - WTI	366,000	$57.15
Oil Swaps - BRENT	732,000	$63.00

Gas Swap Double-Up - Waha Hub	January 2020 - December 2020
Volume (Mcf)	10,980,000
Swap price (per Mcf)	$1.70
Option price	$1.70

January 2020 - December 2020
Oil Three-Way Collars	WTI
Volume (Bbls)	366,000
Short put price (per Bbl)	$45.00
Floor price (per Bbl)	$55.00
Ceiling price (per Bbl)	$62.35

Pending Drop-Down and Anticipated Increase in the Borrowing Base under Viper LLC’s Revolving Credit Facility
Subsequent to the end of the second quarter of 2019, Viper entered into a definitive purchase agreement to acquire certain mineral and royalty interests from the Company for 18.3 million of Viper’s newly-issued Class B units, 18.3 million newly-issued units of Viper LLC and $150 million in cash, subject to certain adjustments (the “Pending Drop-Down”). Based on the volume weighted average sales price of Viper’s common units for the 10-trading day period ended July 26, 2019 of approximately $30.07, the transaction is valued at $700 million. The mineral and royalty interests being acquired in the Pending Drop-Down represent approximately 5,090 net royalty acres across the Midland and Delaware Basins, of which over 95% are operated by the Company, and have an average net royalty interest of approximately 3.2%. After giving pro forma effect to the Pending Drop-Down, Viper’s mineral interests at June 30, 2019 would have totaled 20,960 net royalty acres. Viper anticipates closing the Pending Drop-Down during the fourth quarter of 2019. However, the Pending Drop-Down remains subject to completion of due diligence and satisfaction of other closing conditions. There can be no assurance that Viper will complete the Pending Drop-Down on the terms contemplated in this report or at all. Viper intends to finance the cash portion of the purchase price of the Pending Drop-Down through a combination of cash on hand and borrowings under Viper LLC’s revolving credit facility.
Upon closing of the Pending Drop-Down, Viper anticipates that the borrowing base under Viper’s revolving credit facility will be increased by $125 million to $725 million from $600 million at June 30, 2019.
21.    REPORT OF BUSINESS SEGMENTS

The Company reports its operations in two business segments: (i) the exploration and production segment, which is engaged in the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas and (ii) the midstream operations segment. The following tables summarize the results of the Company's business segments during the periods presented:

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

	Exploration and Production	Midstream Services	Eliminations	Total
Three Months Ended June 30, 2019:	(in millions)
Third-party revenues	$1,003	$18	$—	$1,021
Intersegment revenues	—	93	(93)	—
Total revenues	1,003	111	(93)	1,021
Income from operations	388	56	(33)	411
Other income (expense)	48	—	(1)	47
Provision for (benefit from) income taxes	101	1	—	102
Net income attributable to non-controlling interest	7	15	(15)	7
Net income attributable to Diamondback Energy	$328	$40	$(19)	$349
Total assets	$22,138	$1,187	$(154)	$23,171

	Exploration and Production	Midstream Services	Eliminations	Total
Three Months Ended June 30, 2018:	(in millions)
Third-party revenues	$516	$11	$—	$527
Intersegment revenues	—	39	(39)	—
Total revenues	516	50	(39)	527
Income from operations	278	24	(21)	281
Other income (expense)	17	(4)	—	13
Provision for (benefit from) income taxes	(7)	—	—	(7)
Net income attributable to non-controlling interest	82	—	—	82
Net income attributable to Diamondback Energy	$220	$20	$(21)	$219
Total assets	$8,473	$521	$(40)	$8,954

	Exploration and Production	Midstream Services	Eliminations	Total
Six Months Ended June 30, 2019:	(in millions)
Third-party revenues	$1,845	$40	$—	$1,885
Intersegment revenues	—	167	(167)	—
Total revenues	1,845	207	(167)	1,885
Income from operations	684	106	(60)	730
Other income (expense)	(260)	—	(2)	(262)
Provision for (benefit from) income taxes	68	1	—	69
Net income attributable to non-controlling interest	40	15	(15)	40
Net income attributable to Diamondback Energy	$316	$90	$(47)	$359
Total assets	$22,138	$1,187	$(154)	$23,171

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

	Exploration and Production	Midstream Services	Eliminations	Total
Six Months Ended June 30, 2018:	(in millions)
Third-party revenues	$983	$23	$—	$1,006
Intersegment revenues	—	60	(60)	—
Total revenues	983	83	(60)	1,006
Income from operations	539	41	(32)	548
Other income (expense)	(26)	(3)	—	(29)
Provision for (benefit from) income taxes	40	—	—	40
Net income attributable to non-controlling interest	97	—	—	97
Net income attributable to Diamondback Energy	$376	$38	$(32)	$382
Total assets	$8,473	$521	$(40)	$8,954

22.    GUARANTOR FINANCIAL STATEMENTS

As of June 30, 2019, Diamondback E&P LLC, Diamondback O&G LLC and Energen Corporation and its subsidiaries (the “Guarantor Subsidiaries”) are guarantors under the 2024 Indenture and the 2025 Indenture. In connection with the issuance of the 2024 Senior Notes and the 2025 Senior Notes, Viper, Viper’s General Partner, Viper LLC and Rattler LLC were designated as Non-Guarantor Subsidiaries. The following presents condensed consolidated financial information for the Company (which for purposes of this Note 22 is referred to as the “Parent”), the Guarantor Subsidiaries and the Non–Guarantor Subsidiaries on a consolidated basis. Elimination entries presented are necessary to combine the entities. The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the Guarantor Subsidiaries operated as independent entities. The Company has not presented separate financial and narrative information for each of the Guarantor Subsidiaries because it believes such financial and narrative information would not provide any additional information that would be material in evaluating the sufficiency of the Guarantor Subsidiaries.

The Rattler entities were not guarantors under the 2024 Senior Notes or the 2025 Senior Notes for the previous periods presented; therefore, the schedules that follow have been adjusted to reflect this correction of an immaterial change.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Balance Sheet
June 30, 2019
(in millions)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$295	$15	$16	$—	$326
Accounts receivable, net	—	468	49	—	517
Accounts receivable - related party	—	—	9	(9)	—
Intercompany receivable	4,383	1,198	—	(5,581)	—
Inventories	—	31	13	—	44
Derivative instruments	—	29	—	—	29
Prepaid expenses and other	1	50	5	—	56
Total current assets	4,679	1,791	92	(5,590)	972
Property and equipment:
Oil and natural gas properties, at cost, full cost method of accounting	—	22,388	1,842	(154)	24,076
Midstream assets	—	6	822	—	828
Other property, equipment and land	—	56	94	—	150
Accumulated depletion, depreciation, amortization and impairment	—	(3,123)	(325)	(3)	(3,451)
Net property and equipment	—	19,327	2,433	(157)	21,603
Funds held in escrow	—	—	13	—	13
Equity method investments	—	—	187	—	187
Derivative instruments	—	23	—	—	23
Investment in subsidiaries	12,008	—	—	(12,008)	—
Deferred tax asset	—	—	150	—	150
Investment in real estate, net	—	2	110	—	112
Other assets	—	88	23	—	111
Total assets	$16,687	$21,231	$3,008	$(17,755)	$23,171
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$—	$204	$17	$(17)	$204
Intercompany payable	134	4,881	—	(5,015)	—
Accrued capital expenditures	—	505	68	—	573
Other accrued liabilities	14	192	33	—	239
Revenues and royalties payable	—	139	—	—	139
Derivative instruments	—	25	—	—	25
Total current liabilities	148	5,946	118	(5,032)	1,180
Long-term debt	2,036	2,222	214	—	4,472
Derivative instruments	—	8	—	—	8
Asset retirement obligations	—	137	5	—	142
Deferred income taxes	499	1,408	2	—	1,909
Other long-term liabilities	—	10	—	—	10
Total liabilities	2,683	9,731	339	(5,032)	7,721
Commitments and contingencies
Stockholders’ equity	14,004	11,500	1,526	(13,026)	14,004
Non-controlling interest	—	—	1,143	303	1,446
Total equity	14,004	11,500	2,669	(12,723)	15,450
Total liabilities and equity	$16,687	$21,231	$3,008	$(17,755)	$23,171

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Balance Sheet
December 31, 2018
(in millions)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$84	$100	$31	$—	$215
Accounts receivable	—	351	41	—	392
Accounts receivable - related party	—	—	9	(9)	—
Intercompany receivable	4,469	195	—	(4,664)	—
Inventories	—	28	9	—	37
Derivative instruments	—	231	—	—	231
Prepaid expenses and other	3	43	4	—	50
Total current assets	4,556	948	94	(4,673)	925
Property and equipment:
Oil and natural gas properties, at cost, full cost method of accounting	—	20,586	1,717	(4)	22,299
Midstream assets	—	284	416	—	700
Other property, equipment and land	—	71	76	—	147
Accumulated depletion, depreciation, amortization and impairment	—	(2,486)	(276)	(12)	(2,774)
Net property and equipment	—	18,455	1,933	(16)	20,372
Equity method investments	—	1	—	—	1
Investment in subsidiaries	11,576	112		(11,688)	—
Investment in real estate, net	—	12	104	—	116
Deferred tax asset	—	—	97	—	97
Other assets	—	68	17	—	85
Total assets	$16,132	$19,596	$2,245	$(16,377)	$21,596
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$—	$128	$—	$—	$128
Intercompany payable	—	4,673	—	(4,673)	—
Accrued capital expenditures	—	495	—	—	495
Other accrued liabilities	14	170	69	—	253
Revenues and royalties payable	—	143	—	—	143
Total current liabilities	14	5,609	69	(4,673)	1,019
Long-term debt	2,036	2,017	411	—	4,464
Derivative instruments	—	15	—	—	15
Asset retirement obligations	—	136	—	—	136
Deferred income taxes	382	1,403	—	—	1,785
Other long-term liabilities	—	10	—	—	10
Total liabilities	2,432	9,190	480	(4,673)	7,429
Commitments and contingencies
Stockholders’ equity	13,700	10,406	1,070	(11,476)	13,700
Non-controlling interest	—	—	695	(228)	467
Total equity	13,700	10,406	1,765	(11,704)	14,167
Total liabilities and equity	$16,132	$19,596	$2,245	$(16,377)	$21,596

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Three Months Ended June 30, 2019
(in millions)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$881	$—	$66	$947
Natural gas sales	—	(8)	—	(1)	(9)
Natural gas liquid sales	—	56	—	6	62
Royalty income	—	—	70	(70)	—
Lease bonus	—	—	2	—	2
Midstream services	—	—	108	(92)	16
Other operating income	—	—	4	(1)	3
Total revenues	—	929	184	(92)	1,021
Costs and expenses:
Lease operating expenses	—	156	—	(29)	127
Production and ad valorem taxes	—	60	4	—	64
Gathering and transportation	—	20	—	(3)	17
Midstream services	—	—	42	(25)	17
Depreciation, depletion and amortization	—	324	27	8	359
General and administrative expenses	9	12	5	(4)	22
Asset retirement obligation accretion	—	3	—	—	3
Other operating expense	—	—	1	—	1
Total costs and expenses	9	575	79	(53)	610
Income (loss) from operations	(9)	354	105	(39)	411
Other income (expense)
Interest expense, net	(11)	(36)	(2)	—	(49)
Other income (expense), net	1	3	—	(2)	2
Gain on derivative instruments, net	—	94	—	—	94
Total other income (expense), net	(10)	61	(2)	(2)	47
Income (loss) before income taxes	(19)	415	103	(41)	458
Provision for income taxes	100	—	2	—	102
Net income (loss)	(119)	415	101	(41)	356
Net income attributable to non-controlling interest	—	—	60	(53)	7
Net income (loss) attributable to Diamondback Energy, Inc.	$(119)	$415	$41	$12	$349

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Three Months Ended June 30, 2018
(in millions)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$395	$—	$66	$461
Natural gas sales	—	9	—	3	12
Natural gas liquid sales	—	37	—	6	43
Royalty income	—	—	74	(74)	—
Lease bonus	—	—	1	—	1
Midstream services	—	—	47	(39)	8
Other operating income	—	—	3	(1)	2
Total revenues	—	441	125	(39)	527
Costs and expenses:
Lease operating expenses	—	56	—	(13)	43
Production and ad valorem taxes	—	27	6	—	33
Gathering and transportation	—	11	—	(4)	7
Midstream services	—	(1)	19	—	18
Depreciation, depletion and amortization	—	106	19	5	130
General and administrative expenses	7	7	2	(1)	15
Total costs and expenses	7	206	46	(13)	246
Income (loss) from operations	(7)	235	79	(26)	281
Other income (expense)
Interest expense, net	(10)	(3)	(3)	—	(16)
Other income (expense), net	—	88	(4)	—	84
Loss on derivative instruments, net	—	(59)	—	—	(59)
Gain on revaluation of investment	—	—	4	—	4
Total other income (expense), net	(10)	26	(3)	—	13
Income (loss) before income taxes	(17)	261	76	(26)	294
Provision for (benefit from) income taxes	65	—	(72)	—	(7)
Net income (loss)	(82)	261	148	(26)	301
Net income attributable to non-controlling interest	—	—	29	53	82
Net income (loss) attributable to Diamondback Energy, Inc.	$(82)	$261	$119	$(79)	$219

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2019
(In thousands)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	—	1,572	—	118	1,690
Natural gas sales	—	17	—	3	20
Natural gas liquid sales	—	122	—	10	132
Royalty income	—	—	131	(131)	—
Lease bonus	—	—	3	—	3
Midstream services	—	—	200	(165)	35
Other operating income	—	—	7	(2)	5
Total revenues	—	1,711	341	(167)	1,885
Costs and expenses:
Lease operating expenses	—	291	—	(55)	236
Production and ad valorem taxes	—	111	8	—	119
Gathering and transportation	—	36	—	(7)	29
Midstream services	—	—	75	(41)	34
Depreciation, depletion and amortization	—	614	53	14	681
General and administrative expenses	24	22	8	(5)	49
Asset retirement obligation accretion	—	5	—	—	5
Other operating expense	—	1	1	—	2
Total costs and expenses	24	1,080	145	(94)	1,155
Income (loss) from operations	(24)	631	196	(73)	730
Other income (expense)
Interest expense, net	(21)	(67)	(7)	—	(95)
Other income (expense), net	1	4	1	(3)	3
Loss on derivative instruments, net	—	(174)	—	—	(174)
Gain on revaluation of investment	—	—	4	—	4
Total other income (expense), net	(20)	(237)	(2)	(3)	(262)
Income (loss) before income taxes	(44)	394	194	(76)	468
Provision for (benefit from) income taxes	102	—	(33)	—	69
Net income (loss)	(146)	394	227	(76)	399
Net income (loss) attributable to non-controlling interest	—	—	101	(61)	40
Net income (loss) attributable to Diamondback Energy, Inc.	(146)	394	126	(15)	359

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Six Months Ended June 30, 2018
(In millions)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$758	$—	$122	$880
Natural gas sales	—	21	—	5	26
Natural gas liquid sales	—	66	—	10	76
Royalty income	—	—	137	(137)	—
Lease bonus	—	—	1	—	1
Midstream services	—	—	78	(59)	19
Other operating income	—	—	5	(1)	4
Total revenues	—	845	221	(60)	1,006
Costs and expenses:
Lease operating expenses	—	100	—	(20)	80
Production and ad valorem taxes	—	51	9	—	60
Gathering and transportation	—	18	—	(7)	11
Midstream services	—	(1)	30	—	29
Depreciation, depletion and amortization	—	200	37	8	245
General and administrative expenses	14	13	5	(1)	31
Asset retirement obligation accretion	—	1	—	—	1
Other operating expenses	—	—	1	—	1
Total costs and expenses	14	382	82	(20)	458
Income (loss) from operations	(14)	463	139	(40)	548
Other income (expense)
Interest expense, net	(19)	(6)	(5)	—	(30)
Other income (expense), net	—	90	(2)	(1)	87
Loss on derivative instruments, net	—	(91)	—	—	(91)
Gain on revaluation of investment	—	—	5	—	5
Total other income (expense), net	(19)	(7)	(2)	(1)	(29)
Income (loss) before income taxes	(33)	456	137	(41)	519
Provision for (benefit from) income taxes	112	—	(72)	—	40
Net income (loss)	(145)	456	209	(41)	479
Net income attributable to non-controlling interest	—	—	29	68	97
Net income (loss) attributable to Diamondback Energy, Inc.	$(145)	$456	$180	$(109)	$382

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2019
(in millions)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$4	$798	$241	$—	$1,043
Cash flows from investing activities:
Additions to oil and natural gas properties	—	(1,238)	—	—	(1,238)
Additions to midstream assets	—	(8)	(103)	—	(111)
Purchase of other property, equipment and land	—	(7)	—	—	(7)
Acquisition of leasehold interests	—	(127)	—	—	(127)
Acquisition of mineral interests	—	—	(125)	—	(125)
Proceeds from sale of assets	—	36	—	—	36
Funds held in escrow	—	—	(13)	—	(13)
Equity investments	—	(149)	(37)	—	(186)
Investment in real estate	—	(1)	—	—	(1)
Net cash used in investing activities	—	(1,494)	(278)	—	(1,772)
Cash flows from financing activities:
Proceeds from borrowing under credit facility	—	745	180	—	925
Repayment under credit facility	—	(595)	(378)	—	(973)
Proceeds from joint venture	—	43	—	—	43
Debt issuance costs	—	(8)	—	—	(8)
Public offering costs	—	3	(44)	—	(41)
Proceeds from public offerings	—	—	1,106	—	1,106
Distribution to parent	—	—	(727)	727	—
Contributions from subsidiaries	—	727	—	(727)	—
Distributions from subsidiary	65	—	—	(65)	—
Dividends to stockholders	(51)	—	—	—	(51)
Proceeds from exercise of stock options	6	—	—	—	6
Repurchased for tax withholdings	(13)	—	—	—	(13)
Repurchased as part of share buyback	(104)	—	—	—	(104)
Distributions to non-controlling interest	—	—	(115)	65	(50)
Intercompany transfers	304	(304)	—	—	—
Net cash provided by financing activities	207	611	22	—	840
Net increase (decrease) in cash and cash equivalents	211	(85)	(15)	—	111
Cash and cash equivalents at beginning of period	84	100	31	—	215
Cash and cash equivalents at end of period	$295	$15	$16	$—	$326

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2018
(in millions)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(21)	$584	$201	$—	$764
Cash flows from investing activities:
Additions to oil and natural gas properties	—	(650)	—	—	(650)
Additions to midstream assets	—	(10)	(85)	—	(95)
Purchase of other property, equipment and land	—	(4)	—	—	(4)
Acquisition of leasehold interests	—	(101)	—	—	(101)
Acquisition of mineral interests	—	—	(253)	—	(253)
Proceeds from sale of assets	—	3	1	—	4
Funds held in escrow	—	11	—	—	11
Intercompany transfers	(22)	22	—	—	—
Investment in real estate	—	(110)	—	—	(110)
Net cash used in investing activities	(22)	(839)	(337)	—	(1,198)
Cash flows from financing activities:
Proceeds from borrowing under credit facility	—	313	256	—	569
Repayment under credit facility	—	(388)	—	—	(388)
Proceeds from senior notes	312	—	—	—	312
Debt issuance costs	(4)	—	(1)	—	(5)
Public offering costs	—	—	(2)	—	(2)
Contributions to subsidiaries	(1)	—	(1)	2	—
Contributions by members	—	—	2	(2)	—
Distributions from subsidiary	69	—	—	(69)	—
Dividends to stockholders	(12)	—	—	—	(12)
Distributions to non-controlling interest	—	—	(107)	69	(38)
Intercompany transfers	(309)	308	1	—	—
Net cash provided by financing activities	55	233	148	—	436
Net increase (decrease) in cash and cash equivalents	12	(22)	12	—	2
Cash and cash equivalents at beginning of period	54	34	24	—	112
Cash and cash equivalents at end of period	$66	$12	$36	$—	$114

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

Overview

We operate in two business segments: (i) the exploration and production segment, which is engaged in the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas and (ii) through our subsidiary, Rattler, the midstream operations segment, which is focused on ownership, operation, development and acquisition of the midstream infrastructure assets in the Midland and Delaware Basins of the Permian Basin.

Exploration and Production Operations

In our exploration and production segment, our activities are primarily directed at the horizontal development of the Wolfcamp and Spraberry formations in the Midland Basin and the Wolfcamp and Bone Spring formations in the Delaware Basin. We intend to continue to develop our reserves and increase production through development drilling and exploitation and exploration activities on our multi-year inventory of identified potential drilling locations and through acquisitions that meet our strategic and financial objectives, targeting oil-weighted reserves.

As of June 30, 2019, we had approximately 467,884 net acres, which primarily consisted of approximately 190,444 net acres in the Midland Basin and approximately 162,159 net acres in the Delaware Basin. As of December 31, 2018, we had an estimated 11,868 gross horizontal locations that we believe to be economic at $60 per Bbl West Texas Intermediate, or WTI.

Midstream Operations

In our midstream operations segment, Rattler’s crude oil infrastructure assets consist of gathering pipelines and metering facilities, which collectively gather crude oil for its customers. Rattler’s facilities gather crude oil from horizontal and vertical wells in our ReWard, Spanish Trail, Pecos and Fivestones areas within the Permian Basin. Rattler’s natural gas gathering and compression system consists of gathering pipelines, compression and metering facilities, which collectively service the production from our Pecos area assets within the Permian Basin. Rattler’s fresh water sourcing and distribution assets consists of water wells, frac pits, pipelines and water treatment facilities, which collectively gather and distribute water from Permian Basin aquifers to the drilling and completion sites through buried pipelines and temporary surface pipelines. Rattler’s saltwater gathering and disposal system spans approximately 414 miles and consists of gathering pipelines along with SWD wells and facilities which collectively gather and dispose of saltwater from operations throughout our Permian Basin acreage.

We have entered into multiple fee-based commercial agreements with Rattler, each with an initial term ending in 2034, utilizing Rattler’s infrastructure assets or its planned infrastructure assets to provide an array of essential services critical to our upstream operations in the Delaware and Midland Basins. Our agreements with Rattler include substantial acreage dedications.

Sources of Our Revenues

In our exploration and production segment, our main sources of revenues are the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from our natural gas during processing.
In our midstream operations segment, our results are primarily driven by the volumes of crude oil that Rattler gathers, transports and delivers; natural gas that Rattler gathers, compresses, transports and delivers; fresh water that Rattler sources, transports and delivers; and produced water that Rattler gathers, transports and disposes of, and the fees Rattler charges per unit of throughput for our midstream services.

The following table presents the breakdown of our revenues for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Oil sales	95%	89%	92%	90%
Natural gas sales	(1)%	2%	1%	3%
Natural gas liquid sales	6%	9%	7%	7%
	100%	100%	100%	100%

Commodity Prices

Since our production, in our exploration and production business, consists primarily of oil, our revenues are more sensitive to fluctuations in oil prices than they are to fluctuations in natural gas or natural gas liquids prices. Oil, natural gas and natural gas liquids prices have historically been volatile. Lower commodity prices may not only decrease our revenues, but also potentially the amount of oil and natural gas that we can produce economically. Lower oil and natural gas prices may also result in a reduction in the borrowing base under our credit agreement, which may be redetermined at the discretion of our lenders.

In our midstream operations business, we have indirect exposure to commodity price risk in that persistent low commodity prices may cause us or Rattler’s other customers to delay drilling or shut in production, which would reduce the volumes available for gathering and processing by our infrastructure assets. If we or Rattler’s other customers delay drilling or temporarily shut in production due to persistently low commodity prices or for any other reason, our revenue in the midstream operations segment could decrease, as Rattler’s commercial agreements do not contain minimum volume commitments.

The following table sets forth information related to commodity prices for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
High and Low Futures Contract Prices:
Oil ($/Bbl, WTI Futures Contract 1)
High	$66.30	$74.15	$66.30	$74.15
Low	$51.14	$62.06	$46.54	$59.19
Natural Gas ($/MMBtu, Futures Contract 1)
High	$2.71	$3.02	$3.59	$3.63
Low	$2.19	$2.66	$2.19	$2.55

Average realized oil price ($/Bbl)	$54.41	$61.56	$50.42	$61.60
Average WTI Futures Contract 1 ($/Bbl)	$59.91	$67.91	57.45	65.46
Differential to WTI Futures Contract 1	(5.50)	(6.35)	(7.03)	(3.86)
Average realized oil price to WTI Futures Contract 1	91%	91%	88%	94%

Average realized natural gas price ($/Mcf)	$(0.41)	$1.54	$0.46	$1.84
Average Natural Gas Futures Contract 1 ($/Mcf)	$2.51	$2.83	2.69	2.84
Differential to Natural Gas Futures Contract 1	(2.92)	(1.29)	(2.23)	(1.00)
Average realized natural gas price to Natural Gas Futures Contract 1	(16)%	54%	17%	65%

Average realized natural gas liquids price ($/Bbl)	$13.60	$27.99	$15.64	$26.40
Average WTI Futures Contract 1 ($/Bbl)	$59.91	$67.91	57.45	65.46
Average realized natural gas liquids price to WTI Futures Contract 1	23%	41%	27%	40%

On June 28, 2019, the WTI Futures Contract 1 price for crude oil was $58.47 per Bbl and the Natural Gas Futures Contract 1 price was $2.31 per MMBtu.

2019 Highlights

Rattler Midstream LP

Rattler is a publicly traded Delaware limited partnership, the common units of which are listed on the Nasdaq Global Select Market under the symbol “RTLR”. Rattler was formed by Diamondback in July 2018 to own, operate, develop and acquire midstream infrastructure assets in the Midland and Delaware Basins of the Permian Basin. Rattler Midstream GP LLC, or Rattler’s General Partner, a wholly-owned subsidiary of Diamondback, serves as the general partner of Rattler. As of June 30, 2019, Diamondback owned approximately 71% of Rattler’s total units outstanding.

Prior to the completion of the Rattler Offering in May of 2019, Diamondback owned all of the general and limited partner interests in Rattler. The Rattler Offering consisted of 43,700,000 common units representing approximately 29% of the limited partner interests in Rattler at a price to the public of $17.50 per common unit, which included 5,700,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters on the same terms which closed on May 30, 2019. Rattler received net proceeds of approximately $720 million from the sale of these common units, after deducting offering expenses and underwriting discounts and commissions.

In connection with the completion of the Rattler Offering, Rattler (i) issued 107,815,152 Class B units representing an aggregate 71% voting limited partner interest in Rattler in exchange for a $1 million cash contribution from Diamondback, (ii) issued a general partner interest in Rattler to Rattler’s General Partner, in exchange for a $1 million cash contribution from its general partner, and (iii) caused Rattler LLC to make a distribution of approximately $727 million to Diamondback. Diamondback, as the holder of the Class B units, and Rattler’s General Partner, as the holder of the general partner interest, are entitled to receive cash preferred distributions equal to 8% per annum on the outstanding amount of their respective $1 million capital contributions, payable quarterly.

Second Quarter 2019 Dividend Declaration

On August 5, 2019, our board of directors declared a cash dividend for the second quarter of 2019 of $0.1875 per share of common stock, payable on August 26, 2019 to our stockholders of record at the close of business on August 16, 2019.

Stock Repurchase Program

In May 2019, our board of directors approved a stock repurchase program to acquire up to $2 billion of our outstanding common stock through December 31, 2020. This repurchase program is another component of our capital return program that includes the quarterly dividend discussed above. We anticipate that the repurchase program will be funded primarily by free cash flow generated from operations and liquidity events such as the sale of assets. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require us to acquire any specific number of shares. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the three months ended June 30, 2019, we repurchased approximately $104 million of common stock under our repurchase program. As of June 30, 2019, $1.9 billion remains available for use to repurchase shares under the Company's common stock repurchase program.

Divestiture of Certain Conventional and Non-Core Assets Acquired from Energen

On May 23, 2019, we completed our divestiture of 6,589 net acres of certain conventional and non-core Permian assets, which were acquired by us in the Merger, for an aggregate sale price of $37 million. This divestiture did not result in a gain or loss because it did not have a significant effect on our reserve base or depreciation, depletion and amortization rate.

On July 1, 2019, we completed our divestiture of 103,750 net acres of certain conventional and non-core Permian assets, which were acquired by us in the Merger, for an aggregate sale price of $285 million. This divestiture did not result in a gain or loss because it did not have a significant effect on our reserve base or depreciation, depletion and amortization rate.

Viper’s Equity Offering

On March 1, 2019, Viper completed an underwritten public offering of 10,925,000 common units, which included 1,425,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. Following this offering, we owned approximately 54% of Viper’s total units then outstanding. Viper received net proceeds from this offering of approximately $341 million, after deducting underwriting discounts and commissions and estimated offering expenses. Viper used the net proceeds to purchase units of Viper LLC. Viper LLC in turn used the net proceeds to repay a portion of the outstanding borrowings under its revolving credit facility and finance acquisitions during the period.

Pending Drop-Down and Anticipated Increase in the Borrowing Base under Viper LLC’s Revolving Credit Facility
Subsequent to the end of the second quarter of 2019, Viper entered into a definitive purchase agreement to acquire certain mineral and royalty interests from us for 18.3 million of Viper’s newly-issued Class B units, 18.3 million newly-issued units of Viper LLC and $150 million in cash, subject to certain adjustments, which we refer to as the Pending Drop-Down. Based on the volume weighted average sales price of Viper’s common units for the 10-trading day period ended on July 26, 2019 of $30.07, the transaction is valued at $700 million. The mineral and royalty interests being acquired in the Pending Drop-Down represent approximately 5,090 net royalty acres across the Midland and Delaware Basins, of which over 95% are operated by us, and have an average net royalty interest of approximately 3.2%. After giving pro forma effect to the Pending Drop-Down, Viper’s mineral interests at June 30, 2019 would have totaled 20,960 net royalty acres. We anticipate closing the Pending Drop-Down during the fourth quarter of 2019. However, the Pending Drop-Down remains subject to completion of due diligence and satisfaction of other closing conditions. There can be no assurance that we will complete the Pending Drop-Down on the terms contemplated in this report or at all. Viper intends to finance the cash portion of the purchase price of the Pending Drop-Down through a combination of cash on hand and borrowings under Viper LLC’s revolving credit facility.

Upon closing of the Pending Drop-Down, Viper anticipates that the borrowing base under Viper LLC’s revolving credit facility will be increased by $125 million to $725 million from $600 million at June 30, 2019.
Operational Update

The following table sets forth the total number of operated horizontal wells drilled and completed during the three months and six months ended June 30, 2019:

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Drilled		Completed		Drilled		Completed
Area	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Midland Basin	47	42	29	28	90	79	83	78
Delaware Basin	42	37	40	35	82	73	68	59
Total	89	79	69	63	172	152	151	137

As of June 30, 2019, we operated the following wells:

	Vertical Wells		Horizontal Wells		Total
Area	Gross	Net	Gross	Net	Gross	Net
Midland Basin	1,586	1,486	899	818	2,485	2,304
Delaware Basin	32	30	421	397	453	427
Total	1,618	1,516	1,320	1,215	2,938	2,731

As of June 30, 2019, we held interests in 3,850 gross (2,818 net) wells, including wells that we do not operate.

Our development program is focused entirely within the Permian Basin, where we continue to focus on long-lateral multi-well pad development. Our horizontal development consists of multiple targeted intervals, primarily within the Wolfcamp and Spraberry formations in the Midland Basin and the Wolfcamp and Bone Springs formations in the Delaware Basin.

Results of Operations

The following table sets forth selected historical operating data for the three months and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Production Data:
Oil (MBbls)	17,402	7,478	33,517	14,278
Natural gas (MMcf)	21,439	7,367	43,123	13,913
Natural gas liquids (MBbls)	4,538	1,540	8,446	2,883
Combined volumes (MBOE)	25,513	10,246	49,150	19,480

Average Daily Production:
Oil (Bbls)/d	191,229	82,180	185,176	78,886
Natural gas (Mcf)/d	235,598	80,960	238,250	76,867
Natural gas liquids (Bbls)/d	49,870	16,919	46,663	15,929
Daily combined volumes (BOE/d)	280,365	112,592	271,548	107,627

Average Prices:
Oil (per Bbl)	$54.41	$61.56	$50.42	$61.60
Natural gas (per Mcf)	$(0.41)	$1.54	0.46	1.84
Natural gas liquids (per Bbl)	$13.60	$27.99	15.64	26.40
Combined (per BOE)	$39.19	$50.24	37.47	50.37
Oil, hedged ($ per Bbl)(1)	$53.95	$55.53	50.56	56.14
Natural gas, hedged ($ per MMbtu)(1)	$0.04	$1.56	0.77	1.90
Natural gas liquids, hedged ($ per Bbl)(1)	$14.41	$27.99	16.16	26.40
Average price, hedged ($ per BOE)(1)	$39.39	$45.86	37.93	46.41

(1)
Hedged prices reflect the effect of our commodity derivative transactions on our average sales prices. Our calculation of such effects include gains and losses on cash settlements for commodity derivatives, which we do not designate for hedge accounting.

Production Data

Substantially all of our revenues are generated through the sale of oil, natural gas liquids and natural gas production. The following tables set forth our production data for the three months and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Oil (MBbls)	68%	73%	68%	73%
Natural gas (MMcf)	14%	12%	15%	12%
Natural gas liquids (MBbls)	18%	15%	17%	15%
	100%	100%	100%	100%

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	Midland Basin	Delaware Basin	Other(1)	Total	Midland Basin	Delaware Basin	Other(2)	Total
	(in thousands)
Production Data:
Oil (MBbls)	10,422	6,311	669	17,402	5,719	1,702	57	7,478
Natural gas (MMcf)	10,470	10,610	359	21,439	4,997	2,222	148	7,367
Natural gas liquids (MBbls)	2,595	1,885	58	4,538	1,221	296	23	1,540
Total (MBoe)	14,762	9,964	787	25,513	7,773	2,368	105	10,246

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
	Midland Basin	Delaware Basin	Other(1)	Total	Midland Basin	Delaware Basin	Other(2)	Total
	(in thousands)
Production Data:
Oil (MBbls)	20,306	11,929	1,282	33,517	11,048	3,142	88	14,278
Natural gas (MMcf)	20,765	21,621	737	43,123	9,458	4,228	227	13,913
Natural gas liquids (MBbls)	4,785	3,542	119	8,446	2,315	532	36	2,883
Total (MBoe)	28,552	19,075	1,524	49,150	14,939	4,379	162	19,480

(1)	Includes the Central Basin Platform, the Eagle Ford Shale and the Rockies.

(2)	Includes the Eagle Ford Shale.

Comparison of the Three Months Ended June 30, 2019 and 2018 and Six Months Ended June 30, 2019 and 2018

Oil, Natural Gas and Natural Gas Liquids Revenues. Our oil, natural gas and natural gas liquids revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes. Our oil, natural gas and natural gas liquids revenues for the three months ended June 30, 2019 increased by $484 million, or 94%, to $1.0 billion from $516 million during the three months ended June 30, 2018, primarily due to higher oil, natural gas and natural gas liquids production volumes partially offset by lower average sales prices. The increases in production volumes were due to increased drilling activity and growth through acquisitions.

Our oil, natural gas and natural gas liquids revenues for the six months ended June 30, 2019 increased by $860 million, or 88%, to $1.8 billion from $982 million during the six months ended June 30, 2018, primarily due to higher oil, natural gas and natural gas liquids production volumes partially offset by lower average sales prices The increases in production volumes were due to a combination of increased drilling activity and growth through acquisitions.

The net dollar effect of the change in prices (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas and natural gas liquids) and the net dollar effect of the change in production (calculated as the increase in period-to-period volumes for oil, natural gas and natural gas liquids multiplied by the period average prices) are shown below:

	Change in prices	Production volumes(1)	Total net dollar effect of change	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in millions)
Effect of changes in price:
Oil	$(7.15)	17,402	$(124)	$(11.18)	33,517	$(375)
Natural gas	$(1.95)	21,439	(42)	$(1.38)	43,123	(60)
Natural gas liquids	$(14.39)	4,538	(65)	$(10.76)	8,446	(91)
Total revenues due to change in price			$(231)			$(526)

	Change in production volumes(1)	Prior period Average Prices	Total net dollar effect of change	Change in production volumes(1)	Prior period Average Prices	Total net dollar effect of change
			(in millions)
Effect of changes in production volumes:
Oil	9,923	$61.56	$611	19,238	$61.60	$1,185
Natural gas	14,072	$1.54	22	29,210	$1.84	54
Natural gas liquids	2,999	$27.99	83	5,563	$26.40	147
Total revenues due to change in production volumes			715			1,386
Total change in revenues			$484			$860

(1)	Production volumes are presented in MBbls for oil and natural gas liquids and MMcf for natural gas.

Realized pricing improved in the second quarter of 2019 compared to the first quarter of 2019 as some of our fixed differential contracts began to roll off and convert to commitments on new-build long-haul pipelines and others moved closer to current Midland market price. Based on current market differentials and estimated in-basin gathering cost, we continue to expect to realize approximately 95% or greater of WTI in the future remainder of 2019 and approximately 100% or greater of WTI in 2020.

Lease Bonus Revenue. The following table shows lease bonus revenue for the three months and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Lease bonus revenue	$2	$1	$3	$1

Lease bonus revenue for the three months ended June 30, 2019 was attributable to lease bonus payments on four new leases, reflecting an average bonus of $13,632 per acre. Lease bonus revenue for the six months ended June 30, 2019 was attributable to lease bonus payments to extend the term of four leases, reflecting an average bonus of $507 per acre, and lease bonus payments on eight new leases, reflecting an average bonus of $14,689 per acre.

Lease bonus revenue for the three and six months ended June 30, 2018 was attributable to lease bonus payments to extend the term of two leases, reflecting an average bonus of $6,111 per acre.

Midstream Services Revenue. The following table shows midstream services revenue for the three months and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Midstream services revenue	$16	$8	$35	$19

Our midstream services revenue represents fees charged to our joint interest owners and third parties for the transportation of oil and natural gas along with water gathering and related disposal facilities. These assets complement our operations in areas where we have significant production.

Lease Operating Expenses. The following table shows lease operating expenses for the three months and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(in millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$127	$4.98	$43	$4.16	$236	$4.80	$80	$4.11

Lease operating expenses for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, increased by $84 million, or $0.82 per BOE. Lease operating expenses for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, increased by $156 million, or $0.69 per BOE. In both cases, the per BOE increases in lease operating expenses are primarily attributable to the conventional assets and production in the Central Basin Platform that we acquired in the Energen Merger. We announced the divestiture of these assets in May 2019 and closed on the $285 million sale of these assets on July 1, 2019. This divestiture is expected to reduce lease operating expenses on a per BOE basis for the second half of 2019. We will also continue to work to reduce all lease operating expenses consistent with our historical operating practices.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the three months and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(in millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE
Production taxes	$46	$1.82	$25	$2.44	$87	$1.78	$48	$2.44
Ad valorem taxes	$18	$0.69	$8	$0.70	$32	$0.64	$12	$0.61
Total production and ad valorem expense	$64	$2.51	$33	$3.14	$119	$2.42	$60	$3.05

In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, among other factors, whereas production taxes are based upon current year commodity prices. Production taxes for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, increased by $21 million due to acquisitions of new wells combined with well completions. Production taxes per BOE for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, decreased by $0.62 primarily due to a higher percentage increase in production volumes as compared to production taxes. Ad valorem taxes for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, increased by $10 million due to the addition of taxes associated with wells drilled in 2018 that are now being assessed by the county for 2019 taxes coupled with wells acquired in 2018.

Production taxes for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, increased by $39 million due to increased overall production from acquisitions and well completions. Production taxes per BOE for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, decreased by $0.66 primarily due to a higher percentage increase in production volumes as compared to production taxes. Ad valorem taxes for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, increased by $20 million due to the addition of acquired and completed wells from the latter half of 2018.

Midstream Services Expense. The following table shows midstream services expense for the three months and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Midstream services expense	$17	$18	$34	$29

Midstream services expense represents costs incurred to operate and maintain our oil and natural gas gathering and transportation systems, natural gas lift, compression infrastructure and water transportation facilities.

Depreciation, Depletion and Amortization. The following table provides the components of our depreciation, depletion and amortization expense for the three months and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in millions, except BOE amounts)
Depletion of proved oil and natural gas properties	$345	$123	$656	$232
Depreciation of midstream assets	8	4	16	9
Depreciation of other property and equipment	6	3	9	4
Depreciation, depletion and amortization expense	$359	$130	$681	$245
Oil and natural gas properties depreciation, depletion and amortization per BOE	$13.53	$12.04	$13.35	$11.93

The increase in depletion of proved oil and natural gas properties of $222 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 resulted primarily from higher production levels and an increase in net book value on new reserves added. The increase in depletion of proved oil and natural gas properties of $424 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 resulted primarily from higher production levels and an increase in net book value on new reserves added.

General and Administrative Expenses. The following table shows general and administrative expenses for the three months and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(in millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$13	$0.51	$9	$0.87	$26	$0.53	$18	$0.91
Non-cash stock-based compensation	$9	$0.35	$6	$0.55	$23	$0.47	$13	$0.67
Total general and administrative expenses	$22	$0.86	$15	$1.42	$49	$1.00	$31	$1.58

General and administrative expenses for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, increased by $7 million primarily due to an increase in salaries and benefits as a result of increased head count. General and administrative expenses for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, increased by $18 million primarily due to an increase in salaries and benefits as a result of increased head count.

Net Interest Expense. The following table shows net interest expense for the three months and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Net interest expense	$49	$16	$95	$30

Net interest expense for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, increased by $33 million. This increase was primarily due to a higher interest rate and increased average borrowings under our credit facility during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 as well as an increase in interest expense of $7 million related to our DrillCo Agreement.

Net interest expense for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, increased by $65 million. This increase was primarily due to a higher interest rate and increased average borrowings under our credit facility during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 as well as an increase in interest expense of $12 million related to our DrillCo Agreement.

Derivatives. The following table shows the gain (loss) on derivative instruments, net for the three months and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Change in fair value of open non-hedge derivative instruments	$89	$(14)	$(196)	$(14)
Gain (loss) on settlement of non-hedge derivative instruments	5	(45)	22	(77)
Gain (loss) on derivative instruments	$94	$(59)	$(174)	$(91)

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

Provision for Income Taxes. The following table shows provision for (benefit from) income taxes for the three months and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Provision for (benefit from) income taxes	$102	$(7)	$69	$40

The change in our income tax provision was primarily due to the increase in pre-tax book income for the three months ended June 30, 2019 and a discrete income tax benefit resulting from estimated deferred taxes recognized as a result of Viper’s change in tax status for the three months ended June 30, 2018.

The change in our income tax provision was primarily due to the discrete income tax benefit resulting from estimated deferred taxes recognized as a result of Viper’s change in tax status for the six months ended June 30, 2018.

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

Liquidity and Cash Flow

Our cash flows for the six months ended June 30, 2019 and 2018 are presented below:

	Six Months Ended June 30,
	2019	2018
	(in millions)
Net cash provided by operating activities	$1,043	$764
Net cash used in investing activities	(1,772)	(1,198)
Net cash provided by financing activities	840	436
Net increase (decrease) in cash	$111	$2

Operating Activities

Net cash provided by operating activities was $1.0 billion for the six months ended June 30, 2019 as compared to $764 million for the six months ended June 30, 2018. The increase in operating cash flows is primarily the result of an increase in our oil and natural gas revenues due to an increase in production growth partially offset by a decrease in average prices during the six months ended June 30, 2019.

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

Investing Activities

The purchase and development of oil and natural gas properties accounted for the majority of our cash outlays for investing activities. Net cash used in investing activities was $1.8 billion and $1.2 billion during the six months ended June 30, 2019 and 2018, respectively.

During the six months ended June 30, 2019, we spent (a) $1.2 billion on capital expenditures in conjunction with our development program, in which we drilled 172 gross (152 net) operated horizontal wells, of which 82 gross (73 net) wells were in the Delaware Basin and the remaining wells were in the Midland Basin, and turned 151 gross (137 net) operated horizontal wells into production, of which 68 gross (59 net) wells were in the Delaware Basin and the remaining wells were in the Midland Basin, (b) $111 million on additions to midstream assets, (c) $127 million on leasehold acquisitions, (d) $125 million for the acquisition of mineral interests, (e) $7 million for the purchase of other property and equipment and (f) $186 million on equity investments.

During the six months ended June 30, 2018, we spent (a) $614 million on capital expenditures in conjunction with our drilling program and related infrastructure projects, in which we drilled 94 gross (86 net) operated horizontal wells, of which 33 gross (31 net) wells were in the Delaware Basin and the remaining wells were in the Midland Basin, and turned 85 gross (75 net) operated horizontal wells into production, of which 41 gross (36 net) wells were in the Delaware Basin and the remaining wells were in the Midland Basin, (b) $95 million on additions to midstream assets, (c) $101 million on leasehold acquisitions, (d) $253 million for mineral interests acquisitions, (e) $110 million for investment in real estate and (f) $4 million for the purchase of other property and equipment.

Our investing activities for the six months ended June 30, 2019 and 2018 are summarized in the following table:

	Six Months Ended June 30,
	2019	2018
	(in millions)
Drilling, completion and non-operated	$(1,155)	$(614)
Additions to infrastructure assets	(83)	(36)
Additions to midstream assets	(111)	(95)
Acquisition of leasehold interests	(127)	(101)
Acquisition of mineral interests	(125)	(253)
Purchase of other property, equipment and land	(7)	(4)
Investment in real estate	(1)	(110)
Proceeds from sale of assets	36	4
Funds held in escrow	(13)	11
Equity investments	(186)	—
Net cash used in investing activities	$(1,772)	$(1,198)

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 and 2018 was $840 million and $436 million, respectively. During the six months ended June 30, 2019, the amount provided by financing activities was primarily attributable to $341 million in net proceeds from Viper’s public offering completed on March 1, 2019, $720 million in net proceeds from the Rattler Offering and $43 million in proceeds from joint ventures, partially offset by $48 million of repayments, net of borrowings under our credit facility, $50 million of distributions to non-controlling interest, $104 million of share repurchases as part of our stock repurchase program and $51 million of dividends to stockholders. The 2018 amount provided by financing activities was primarily attributable to the issuance of $300 million of new senior notes and $12 million of premium on proceeds of the new senior notes described below, $181 million of borrowings, net of repayments, partially offset by $38 million in distributions to non-controlling interest and $12 million of dividends to stockholders.

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

The 2024 senior notes bear interest at a rate of 4.750% per annum, payable semi-annually, in arrears on May 1 and November 1 of each year, commencing on May 1, 2017 and will mature on November 1, 2024. All of our existing and future restricted subsidiaries that guarantee our revolving credit facility or certain other debt guarantee the 2024 senior notes; provided, however, that the 2024 senior notes are not guaranteed by Viper, Viper’s General Partner, Viper LLC, Rattler, Rattler’s General Partner or Rattler LLC, and will not be guaranteed by any of our future unrestricted subsidiaries.

As required under the terms of the registration rights agreements relating to the new 2024 senior notes, on March 22, 2019, we filed with the SEC our Registration Statement on Form S-4, as amended on July 3, 2019, which we refer to as the Exchange Offer S-4, relating to the exchange offers of the new 2024 senior notes for substantially identical notes registered under the Securities Act. The Exchange Offer S-4 was declared effective by the SEC on July 11, 2019 and we commenced the exchange offer on July 12, 2019. We expect to close the exchange offer in August of 2019.
For additional information regarding the 2024 senior notes, see Note 11—Debt included in Notes to the Consolidated Financial Statements included elsewhere in this Form 10-Q.

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
The 2025 senior notes bear interest at a rate of 5.375% per annum, payable semi-annually, in arrears on May 31 and November 30 of each year and will mature on May 31, 2025. All of our existing and future restricted subsidiaries that guarantee our revolving credit facility or certain other debt guarantee the 2025 senior notes; provided, however, that the 2025 senior notes are not guaranteed by Viper, Viper’s General Partner, Viper LLC, Rattler, Rattler’s General Partner or Rattler LLC, and will not be guaranteed by any of our future unrestricted subsidiaries.
For additional information regarding the 2025 senior notes, see Note 11—Debt included in Notes to the Consolidated Financial Statements included elsewhere in this Form 10-Q.

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
For additional information regarding the Energen Notes, See Note 11—Debt included in Notes to the Consolidated Financial Statements included elsewhere in this Form 10-Q.

Second Amended and Restated Credit Facility

We and Diamondback O&G LLC, as borrower, entered into the second amended and restated credit agreement, dated November 1, 2013, as amended, with a syndicate of banks, including Wells Fargo, as administrative agent, and its affiliate Wells Fargo Securities, LLC, as sole book runner and lead arranger. On June 28, 2019, the credit agreement was amended pursuant to an eleventh amendment, which implemented certain changes to the credit facility for the period on and after the date on which our unsecured debt achieves an investment grade rating from two rating agencies and certain other conditions in the credit agreement are satisfied (the “investment grade changeover date”). The maximum credit amount available under the credit agreement is $5 billion, subject, prior to the investment grade changeover date, to a borrowing base based on our oil and natural gas reserves and other factors (the “borrowing base”) and the elected commitment amount. Prior to the investment grade changeover date, the borrowing base is scheduled to be redetermined, under certain circumstances, annually with an effective date of May 1st, and, under certain circumstances, semi-annually with effective dates of May 1st and November 1st. In addition, we and Wells Fargo may each request up to two interim redeterminations of the borrowing base during any 12-month period. Effective June 28, 2019, the borrowing base was increased from $2.65 billion to $3.4 billion. On and after the investment grade changeover date, the maximum credit amount available under the credit agreement will be based solely on the commitments of the lenders, and will no longer be limited by the borrowing base. On the investment grade changeover date, the aggregate commitments of the lenders will be set at an amount equal to the aggregate elected commitment amount in effect on such date. As of June 30, 2019, the aggregate elected commitment amount was $2.5 billion and we had approximately $1.6 billion of outstanding borrowings under our revolving credit facility and $861 million available for future borrowings under our revolving credit facility.

Diamondback O&G LLC is the borrower under the credit agreement. As of June 30, 2019, the credit agreement is guaranteed by us, Diamondback E&P LLC and Energen and its subsidiaries and will also be guaranteed by any of our future subsidiaries that are classified as restricted subsidiaries under the credit agreement. On and after the investment grade changeover date, we and Diamondback O&G LLC will no longer be required to cause all restricted subsidiaries to guarantee the credit agreement, and, in certain circumstances, may cause guaranties made by subsidiary guarantors to be released. Prior to the investment grade changeover date, the credit agreement is also secured by substantially all of the assets of us, Diamondback O&G LLC and the guarantors. On and after the investment grade changeover date, the credit agreement will be unsecured and all liens securing the credit facility will be released.
The outstanding borrowings under the credit agreement bear interest at a per annum rate elected by us that is equal to an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5%, and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. Prior to the investment grade changeover date, the applicable margin ranges from 0.25% to 1.25% in the case of the alternate base rate and from 1.25% to 2.25% in the case of LIBOR, in each case depending on the amount of loans and letters of credit outstanding in relation to the commitment, which is defined as the least of the maximum credit amount, the borrowing base and the elected commitment amount. On and after the investment grade changeover date, the applicable margin will range from 0.125% to 1.0% per annum in the case of the alternate base rate and from 1.125% to 2.0% per annum in the case of LIBOR, in each case, depending on the pricing level, which in turn depends on the rating agencies’ rating of our unsecured debt. Prior to the investment grade changeover date, we are obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment, which fee is also dependent on the amount of loans and letters of credit outstanding in relation to the commitment. On and after the investment grade changeover date, the commitment fee will range from 0.125% to 0.350% per year on the unused portion of the commitment, based on the pricing level, which in turn depends on the rating agencies’ rating of our unsecured debt.
Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage). Prior to the investment grade changeover date, loan principal is required to be repaid (a) to the extent the loan amount exceeds the commitment or the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period), (b) in an amount equal to the net cash proceeds from the sale of property when a borrowing base deficiency or event of default exists under the credit agreement and (c) at the maturity date of November 1, 2022. On and after the investment grade changeover date, loan principal is required to be repaid (a) to the extent the loan amount exceeds the commitment due to any termination or reduction of the aggregate maximum credit amount and (b) at the maturity date of November 1, 2022.
The credit agreement contains various affirmative, negative and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates and entering into certain swap agreements and require the maintenance of the financial ratios described below.

Financial Covenant (prior to the investment grade changeover date)	Required Ratio
Ratio of total net debt to EBITDAX, as defined in the credit agreement	Not greater than 4.0 to 1.0
Ratio of current assets to liabilities, as defined in the credit agreement	Not less than 1.0 to 1.0

The covenant prohibiting additional indebtedness, applicable prior to the investment grade changeover date, allows for the issuance of unsecured debt in the form of senior or senior subordinated notes if no default would result from the incurrence of such debt after giving effect thereto and if, in connection with any such issuance, the borrowing base is reduced by 25% of the stated principal amount of each such issuance.
On and after the investment grade changeover date, the financial covenants listed above will be replaced by a financial covenant that will require the Company to not permit the total net debt to capitalization ratio, as defined in the credit agreement, to exceed 65%. Additionally, on and after the investment grade changeover date, many of the negative covenants set forth in the credit agreement will no longer restrict us, Diamondback O&G LLC and our restricted subsidiaries (the “Restricted Group”), including the covenants that limit (i) equity repurchases, dividends and other restricted payments, (ii) redemptions of the senior or senior subordinated notes, (iii) making investments, (iv) dispositions of property, (v) transactions with affiliates, and (vi) entering into swap agreements. In addition, on and after the investment grade changeover date, (i) the debt covenant will no longer restrict incurrences of debt by Diamondback O&G LLC and guarantors, and will allow non-guarantor restricted subsidiaries to incur debt for borrowed money in an aggregate principal amount up to 15% of consolidated net tangible assets (as defined in the credit agreement) and (ii) the liens covenant will be modified to allow the Restricted Group to create liens if the aggregate amount of debt secured by such liens does not exceed 15% of consolidated net tangible assets.

As of June 30, 2019, we were in compliance with all financial covenants under our revolving credit facility. The lenders may accelerate all of the indebtedness under our revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of our revolving credit facility generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

Viper’s Credit Agreement

On July 8, 2014, Viper entered into a secured revolving credit agreement, or revolving credit facility, with Wells Fargo, as administrative agent, certain other lenders, and Viper LLC, as guarantor. On May 8, 2018, Viper LLC assumed all liabilities as borrower under the credit agreement and Viper became a guarantor of the credit agreement. On July 20, 2018, Viper LLC, Viper, Wells Fargo and the other lenders amended and restated the credit agreement to reflect the assumption by Viper LLC. The credit agreement, as amended and restated, provides for a revolving credit facility in the maximum credit amount of $2 billion and a borrowing base based on Viper’s oil and natural gas reserves and other factors (the “borrowing base”) of $600 million, subject to scheduled semi-annual and other borrowing base redeterminations. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, Viper LLC and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. Effective June 27, 2019, in connection with Viper’s spring 2019 redetermination, the borrowing base increased from $555 million to $600 million and, as of June 30, 2019, the borrowing base was set at $600 million, and Viper had $213 million of outstanding borrowings and $387 million available for future borrowings under its revolving credit facility.
The outstanding borrowings under Viper’s credit agreement bear interest at a per annum rate elected by Viper LLC that is equal to an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.75% to 1.75% per annum in the case of the alternate base rate and from 1.75% to 2.75% per annum in the case of LIBOR, in each case depending on the amount of loans and letters of credit outstanding in relation to the commitment, which is defined as the lesser of the maximum credit amount and the borrowing base. Viper LLC is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment, which fee is also dependent on the amount of loans and letters of credit outstanding in relation to the commitment. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be repaid (a) to the extent the loan amount exceeds the commitment or the borrowing base, whether due to a borrowing base redetermination or otherwise (in some cases subject to a cure period), (b) in an amount equal to the net cash proceeds from the sale of property when a borrowing base deficiency or event of default exists under the credit agreement and (c) at the maturity date of November 1, 2022. The loan is secured by substantially all of the assets of Viper and Viper LLC.

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

Rattler’s Credit Agreement

In connection with the Rattler Offering, Rattler, as parent, and Rattler LLC, as borrower, entered into a credit agreement, dated May 28, 2019, with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of banks, including Wells Fargo Bank, National Association, as lenders party thereto, which we refer to as the Rattler credit agreement.

The Rattler credit agreement provides for a revolving credit facility in the maximum credit amount of $600 million. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be paid at the maturity date of May 28, 2024. The loan is guaranteed by Rattler and Tall City, and is secured by substantially all of the assets of Rattler LLC, Rattler and Tall City. As of June 30, 2019, Rattler LLC had $1 million of outstanding borrowings and $599 million available for future borrowings under the Rattler Credit Agreement.

The outstanding borrowings under the Rattler credit agreement bear interest at a per annum rate elected by Rattler LLC that is based on the prime rate or LIBOR, in each case plus an applicable margin. The applicable margin ranges from 0.250% to 1.250% per annum for prime-based loans and 1.250% to 2.250% per annum for LIBOR loans, in each case depending on the Consolidated Total Leverage Ratio (as defined in the Rattler credit agreement). Rattler LLC is obligated to pay a quarterly commitment fee ranging from 0.250% to 0.375% per annum on the unused portion of the commitment, which fee is also dependent on the Consolidated Total Leverage Ratio.

The Rattler credit agreement contains various affirmative and negative covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, distributions and other restricted payments, transactions with affiliates, and entering into certain swap agreements, in each case of Rattler, Rattler LLC and their restricted subsidiaries. The covenants are subject to exceptions set forth in the Rattler credit agreement, including an exception allowing Rattler LLC or Rattler to issue unsecured debt securities and an exception allowing payment of distributions if no default exists. The Rattler credit agreement may be used to fund capital expenditures, to finance working capital, for general company purposes, to pay fees and expenses related to the Rattler credit agreement, and to make distributions permitted under the Rattler credit agreement.

The Rattler credit agreement also contains financial maintenance covenants that require the maintenance of the financial ratios described below:

Financial Covenant	Required Ratio
Consolidated Total Leverage Ratio commencing with the fiscal quarter ending September 30, 2019
Not greater than 5.00 to 1.00 (or not greater than 5.50 to 1.00 for 3 fiscal quarters following certain acquisitions), but if the Consolidated Senior Secured Leverage Ratio (as defined in the Rattler credit agreement) is applicable, then not greater than 5.25 to 1.00)

Consolidated Senior Secured Leverage Ratio commencing with the last day of any fiscal quarter in which the Financial Covenant Election (as defined in the Rattler credit agreement) is made	Not greater than 3.50 to 1.00
Consolidated Interest Coverage Ratio (as defined in the Rattler credit agreement) commencing with the fiscal quarter ending September 30, 2019	Not less than 2.50 to 1.00

For purposes of calculating the financial maintenance covenants prior to the fiscal quarter ending June 30, 2020, EBITDA (as defined in the Rattler credit agreement) will be annualized based on the actual EBITDA for the preceding fiscal quarters starting with the fiscal quarter ending September 30, 2019.

As of June 30, 2019, each of Rattler and Rattler LLC were in compliance with all financial covenants under the Rattler credit agreement. The lenders may accelerate all of the indebtedness under the Rattler credit agreement upon the occurrence and during the continuance of any event of default. The Rattler credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change in control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial maintenance covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. With certain specified exceptions, the terms and provisions of the Rattler credit agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

Capital Requirements and Sources of Liquidity

Our board of directors approved a 2019 capital budget for drilling and infrastructure of approximately $2.7 billion to $3.0 billion. We estimate that, of these expenditures, approximately:

•
$2.3 billion to $2.5 billion will be spent on drilling and completing 300 to 320 gross (265 to 285 net) horizontal wells across our operated leasehold acreage in the Northern Midland and Southern Delaware Basins, with an average lateral length of approximately 9,500 feet;

•	$225 million to $250 million will be spent on midstream infrastructure excluding the cost of long-haul pipeline equity investments; and

•	$175 million will be spent on infrastructure and other expenditures, excluding the cost of any leasehold and mineral interest acquisitions.

During the six months ended June 30, 2019, our aggregate capital expenditures for our development program were $1.2 billion. Additionally during the six months ended June 30, 2019, we spent approximately $252 million in cash on acquisitions of leasehold interests and mineral acres. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted.

In May 2019, our board of directors approved a stock repurchase program to acquire up to $2 billion of our outstanding common stock through December 31, 2020. We repurchased approximately $104 million of our common stock under this program during the three months ended June 30, 2019, with approximately $1.9 billion remaining available for future repurchases under this program. We intend to continue to purchase shares under the repurchase program opportunistically with available funds primarily from cash flow from operations and liquidity events such as the sale of assets while maintaining sufficient liquidity to fund our capital expenditure programs.

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

We monitor and adjust our projected capital expenditures in response to the results of our drilling activities, changes in prices, availability of financing, drilling and acquisition costs, industry conditions, the timing of regulatory approvals, the availability of rigs, contractual obligations, internally generated cash flow and other factors both within and outside our control. If we require additional capital, we may seek such capital through traditional reserve base borrowings, joint venture partnerships, production payment financing, asset sales, offerings of debt and or equity securities or other means. We cannot assure you that the needed capital will be available on acceptable terms or at all. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our drilling programs, which could result in a loss of acreage through lease expirations. In addition, we may not be able to complete acquisitions that may be favorable to us or finance the capital expenditures necessary to replace our reserves. If there is a decline in commodity prices, our revenues, cash flows, results of operations, liquidity and reserves may be materially and adversely affected.

Contractual Obligations

Except as discussed in Note 19 of the Notes to the Consolidated Financial Statements of this report, there were no material changes to our contractual obligations and other commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Critical Accounting Policies

There have been no changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2019. Please read Note 19 included in Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this report, for a discussion of our commitments and contingencies, which are not recognized in the balance sheets under GAAP.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Our major market risk exposure in our exploration and production business is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control.

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

At June 30, 2019 and December 31, 2018, we had a net asset derivative position of $19 million and $216 million, respectively, related to our price swap, price basis swap derivatives and three-way collars. Utilizing actual derivative contractual volumes under our fixed price swaps as of June 30, 2019, a 10% increase in forward curves associated with the underlying commodity would have decreased the net asset position to a net liability position of $206 million, a decrease of $225 million, while a 10% decrease in forward curves associated with the underlying commodity would have increased the net asset derivative position to $244 million, an increase of $225 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

In our midstream operations business, we have indirect exposure to commodity price risk in that persistent low commodity prices may cause us or Rattler’s other customers to delay drilling or shut in production, which would reduce the volumes available for gathering and processing by our infrastructure assets. If we or Rattler’s other customers delay drilling or temporarily shuts in production due to persistently low commodity prices or for any other reason, our revenue in the midstream operations segment could decrease, as Rattler’s commercial agreements do not contain minimum volume commitments.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from joint interest receivables (approximately $168 million at June 30, 2019) and receivables from the sale of our oil and natural gas production (approximately $349 million at June 30, 2019).

We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the six months ended June 30, 2019, three purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (25%), Plains Marketing LP (23%) and Occidental Energy Marketing Inc (12%). For the six months ended June 30, 2018, two purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (30%) and Koch Supply & Trading LP (21%). No other customer accounted for more than 10% of our revenue during these periods.

Joint operations receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells. At June 30, 2019, we had 14 customers that represented approximately 80% of our total joint operations receivables. At December 31, 2018, we had four customers that represented approximately 82% of our total joint operations receivables.

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

As of June 30, 2019, we had $1.6 billion outstanding borrowings under our revolving credit facility. Our weighted average interest rate on borrowings under our revolving credit facility was 3.93% as of June 30, 2019. An increase or decrease of 1% in the interest rate would have a corresponding decrease or increase in our interest expense of approximately $16 million based on the $1.6 billion outstanding under our revolving credit facility as of such date.

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

As of June 30, 2019, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2019, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

We are a party to various legal proceedings, disputes and claims arising in the course of our business, including those that arise from interpretation of federal and state laws and regulations affecting the natural gas and crude oil industry. While the ultimate outcome of the pending proceedings, disputes or claims, and any resulting impact on us, cannot be predicted with certainty, we believe that none of these matters, if ultimately decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common stock repurchase activity for the six months ended June 30, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)
	($ in millions, except per share amounts, shares in thousands)
January 2019	0	$—	0	$2,000
February 2019(3)	108	$102.14	0	$2,000
March 2019(3)	17	$102.93	0	$2,000
April 2019	0	$—	0	$2,000
May 2019	40	$100.86	40	$1,996
June 2019	976	$102.04	976	$1,896
Total	1,141	$102.02	1,016

(1)	May 2019 and June 2019 average price paid per share is net of any commissions paid to repurchase stock.

(2)
In May 2019, our board of directors approved a new stock repurchase program to acquire up to $2 billion of our outstanding common stock through December 31, 2020. This repurchase program may be suspended from time to time, modified, extended or discontinued by our board of directors at any time.

(3)	Acquired in connection with tax withholdings and payment of exercise price on equity compensation plans.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
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

10.1
Eleventh Amendment to Second Amended and Restated Credit Agreement, dated as of June 28, 2019, between Diamondback Energy, Inc., as parent guarantor, Diamondback O&G LLC, as borrower, certain other subsidiaries of Diamondback Energy, Inc. as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

10.2	2019 Amended and Restated Diamondback Energy, Inc. Equity Incentive Plan (incorporated by reference to Appendix A to Schedule DEF 14A filed by the Company with the SEC on April 26, 2019).
10.3
Credit Agreement, dated May 28, 2019, by and among Rattler Midstream Operating LLC, as borrower, Rattler Midstream LP, as parent, Wells Fargo Bank, National Association, as the administrative agent, and certain lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to Rattler Midstream LP’s Current Report on Form 8-K, File No. 001-38919, filed by Rattler Midstream LP with the SEC on May 29, 2019).

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

101.INS*	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRLtags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________

*	Filed herewith.
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

DIAMONDBACK ENERGY, INC.

Date:	August 8, 2019	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2019	/s/ Kaes Van’t Hof
Kaes Van’t Hof
Chief Financial Officer
(Principal Financial Officer)