Form 10-Q
period 2019-09-30
Diamondback Energy, Inc.
filed 2019-11-06
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2019
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-35700

Diamondback Energy, Inc.
(Exact Name of Registrant As Specified in Its Charter)

DE		45-4502447
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)

500 West Texas
Suite 1200
Midland,	TX	79701
(Address of principal executive offices)		(Zip code)
(432) 221-7400
(Registrant's telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FANG	The Nasdaq Stock Market LLC
(NASDAQ Global Select Market)

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

As of November 1, 2019, the registrant had 160,444,608 shares of common stock outstanding.

DIAMONDBACK ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

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

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms that are used in this report.

ASU	Accounting Standards Update
Equity Plan	The Company’s Equity Incentive Plan.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States.
2024 Indenture	The indenture relating to the 2024 Senior Notes, dated as of October 28, 2016, among the Company, the subsidiary guarantors party thereto and Wells Fargo, as the trustee, as supplemented.
2025 Indenture	The indenture relating to the 2025 Senior Notes, dated as of December 20, 2016, among the Company, the subsidiary guarantors party thereto and Wells Fargo, as the trustee, as supplemented.
NYMEX	New York Mercantile Exchange.
Rattler	Rattler Midstream LP, a Delaware limited partnership.
Rattler’s General Partner	Rattler Midstream GP LLC, a Delaware limited liability company; the general partner of Rattler Midstream LP and a wholly-owned subsidiary of the Company.
Rattler LLC	Rattler Midstream Operating LLC, a Delaware limited liability company and a subsidiary of Rattler.
Rattler LTIP	Rattler Midstream LP Long-Term Incentive Plan.
Rattler Offering	Rattler’s initial public offering.
Rattler’s Partnership Agreement	The first amended and restated agreement of limited partnership, dated May 28, 2019.
SEC	United States Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
2024 Senior Notes	The Company’s 4.750% senior unsecured notes due 2024 in the aggregate principal amount of $1,250 million.
2025 Senior Notes	The Company’s 5.375% senior unsecured notes due 2025 in the aggregate principal amount of $800 million.
Senior Notes	The 2024 Senior Notes and the 2025 Senior Notes.
Viper	Viper Energy Partners LP, a Delaware limited partnership.
Viper’s General Partner	Viper Energy Partners GP LLC, a Delaware limited liability company and the General Partner of the Partnership.
Viper LLC	Viper Energy Partners LLC, a Delaware limited liability company and a subsidiary of the Partnership.
Viper LTIP	Viper Energy Partners LP Long Term Incentive Plan.
Viper Offering	Viper’s initial public offering.
Viper’s Partnership Agreement	The second amended and restated agreement of limited partnership, dated May 9, 2018, as amended as of May 10, 2018.
Wells Fargo	Wells Fargo Bank, National Association.

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

Forward-looking statements may include statements about our:

•	business strategy;

•	exploration and development drilling prospects, inventories, projects and programs;

•	oil and natural gas reserves;

•	acquisitions, including our acquisition of Energen Corporation, or Energen, discussed elsewhere in this report;

•	our recently completed drop-down transaction with our subsidiary Viper Energy Partners LP, or Viper;

•	identified drilling locations;

•	ability to obtain permits and governmental approvals;

•	technology;

•	financial strategy;

•	realized oil and natural gas prices and effects of hedging arrangements;

•	production;

•	lease operating expenses, general and administrative costs and finding and development costs;

•	future operating results;

•	capital expenditure plans; and

•	other plans, objectives, expectations and intentions.

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

v

PART I. FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Diamondback Energy, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2019	2018
	(In millions, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$100	$215
Accounts receivable:
Joint interest and other, net	171	96
Oil and natural gas sales	367	296
Inventories	45	37
Derivative instruments	140	231
Prepaid expenses and other	22	50
Total current assets	845	925
Property and equipment:
Oil and natural gas properties, full cost method of accounting ($9,464 million and $9,670 million excluded from amortization at September 30, 2019 and December 31, 2018, respectively)	24,822	22,299
Midstream assets	884	700
Other property, equipment and land	152	147
Accumulated depletion, depreciation, amortization and impairment	(3,815)	(2,774)
Net property and equipment	22,043	20,372
Funds held in escrow	7	—
Equity method investments	225	1
Derivative instruments	58	—
Deferred tax asset	158	97
Investment in real estate, net	111	116
Other assets	106	85
Total assets	$23,553	$21,596

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Balance Sheets-(Continued)
(Unaudited)

	September 30,	December 31,
	2019	2018
	(In millions, except par values and share data)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$233	$128
Accrued capital expenditures	427	495
Other accrued liabilities	304	253
Revenues and royalties payable	207	143
Derivative instruments	10	—
Total current liabilities	1,181	1,019
Long-term debt	4,761	4,464
Derivative instruments	2	15
Asset retirement obligations	90	136
Deferred income taxes	2,019	1,785
Other long-term liabilities	11	10
Total liabilities	8,064	7,429
Commitments and contingencies (Note 19)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, 161,142,305 issued and outstanding at September 30, 2019; 200,000,000 shares authorized, 164,273,447 issued and outstanding at December 31, 2018	2	2
Additional paid-in capital	12,641	12,936
Retained earnings	1,407	762
Total Diamondback Energy, Inc. stockholders’ equity	14,050	13,700
Non-controlling interest	1,439	467
Total equity	15,489	14,167
Total liabilities and equity	$23,553	$21,596

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In millions, except per share amounts, shares in thousands)
Revenues:
Oil sales	$882	$454	$2,572	$1,334
Natural gas sales	16	14	36	40
Natural gas liquid sales	58	57	190	133
Lease bonus	1	1	4	2
Midstream services	16	8	51	27
Other operating income	2	3	7	7
Total revenues	975	537	2,860	1,543
Costs and expenses:
Lease operating expenses	128	49	364	129
Production and ad valorem taxes	61	33	180	93
Gathering and transportation	25	6	54	17
Midstream services	26	20	60	49
Depreciation, depletion and amortization	365	146	1,046	391
General and administrative expenses	19	14	68	45
Asset retirement obligation accretion	1	—	6	1
Other operating expense	1	1	3	2
Total costs and expenses	626	269	1,781	727
Income from operations	349	268	1,079	816
Other income (expense):
Interest expense, net	(38)	(19)	(133)	(49)
Other income, net	2	2	5	89
Gain (loss) on derivative instruments, net	177	(48)	3	(139)
Gain on revaluation of investment	—	—	4	5
Total other income (expense), net	141	(65)	(121)	(94)
Income before income taxes	490	203	958	722
Provision for income taxes	102	43	171	83
Net income	388	160	787	639
Net income attributable to non-controlling interest	20	3	60	100
Net income attributable to Diamondback Energy, Inc.	$368	$157	$727	$539
Earnings per common share:
Basic	$2.27	$1.59	$4.44	$5.47
Diluted	$2.26	$1.59	$4.42	$5.45
Weighted average common shares outstanding:
Basic	162,543	98,638	164,070	98,603
Diluted	162,780	98,818	164,466	98,820
Dividends declared per share	$0.1875	$0.125	$0.5625	$0.375

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Shares	Amount
	($ in millions, shares in thousands)
Balance December 31, 2018	164,273	$2	$12,936	$762	$467	$14,167
Net proceeds from issuance of common units - Viper Energy Partners LP		—	—	—	341	341
Stock-based compensation		—	19	—	—	19
Repurchased shares for tax withholding	(125)	—	(13)	—	—	(13)
Distribution to non-controlling interest		—	—	—	(26)	(26)
Dividend paid		—	—	(20)	—	(20)
Exercise of stock and unit options and awards of restricted stock	468	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net		—	77	—	(74)	3
Net income		—	—	10	33	43
Balance March 31, 2019	164,616	2	13,019	752	741	14,514
Net proceeds from issuance of common units - Rattler Midstream LP		—	—	—	720	720
Unit-based compensation		—	—	—	2	2
Stock-based compensation		—	12	—	—	12
Repurchased shares for share buyback program	(1,016)	—	(104)	—	—	(104)
Distribution to non-controlling interest		—	—	—	(24)	(24)
Dividend paid		—	—	(32)	—	(32)
Exercise of stock and unit options and awards of restricted stock	349	—	6	—	—	6
Net income		—	—	349	7	356
Balance June 30, 2019	163,949	2	12,933	1,069	1,446	15,450
Unit-based compensation		—	—	—	2	2
Stock-based compensation		—	1	—	—	1
Repurchased shares for share buyback program	(2,954)	—	(296)	—	—	(296)
Distribution to non-controlling interest		—	—	—	(29)	(29)
Dividend paid		—	—	(30)	—	(30)
Exercise of stock and unit options and awards of restricted stock	147	—	3	—	—	3
Net income		—	—	368	20	388
Balance September 30, 2019	161,142	$2	$12,641	$1,407	$1,439	$15,489

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Shares	Amount
	($ in millions, shares in thousands)
Balance December 31, 2017	98,167	$1	$5,291	$(37)	$327	$5,582
Impact of adoption of ASU 2016-01, net of tax		—	—	(9)	(7)	(16)
Unit-based compensation		—	—	—	1	1
Stock-based compensation		—	9	—	—	9
Distribution to non-controlling interest		—	—	—	(19)	(19)
Exercise of stock options and vesting of restricted stock units	443	—	—	—	—	—
Net income		—	—	163	15	178
Balance March 31, 2018	98,610	1	5,300	117	317	5,735
Unit-based compensation		—	—	—	1	1
Stock-based compensation		—	7	—	—	7
Distribution to non-controlling interest		—	—	—	(19)	(19)
Dividend paid		—	—	(13)	—	(13)
Exercise of stock options and vesting of restricted stock units	10	—	—	—	—	—
Net income		—	—	219	82	301
Balance June 30, 2018	98,620	1	5,307	323	381	6,012
Net proceeds from issuance of common units - Viper Energy Partners LP		—	—	—	303	303
Stock-based compensation		—	8	—	—	8
Distribution to non-controlling interest		—	—	—	(31)	(31)
Dividend paid		—	—	(12)	—	(12)
Exercise of stock options and vesting of restricted stock units	54	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net		—	150	—	(160)	(10)
Net income		—	—	157	3	160
Balance at September 30, 2018	98,674	$1	$5,465	$468	$496	$6,430

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018

	(In millions)
Cash flows from operating activities:
Net income	$787	$639
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	171	83
Asset retirement obligation accretion	6	1
Depreciation, depletion and amortization	1,046	391
Amortization of debt issuance costs	4	2
Change in fair value of derivative instruments	30	24
Income from equity investment	1	—
Gain on revaluation of investment	(4)	(5)
Equity-based compensation expense	27	18
Loss on sale of assets, net	—	3
Changes in operating assets and liabilities:
Accounts receivable	(116)	(21)
Inventories	(8)	(14)
Prepaid expenses and other	8	(6)
Accounts payable and accrued liabilities	(136)	18
Accrued interest	(29)	13
Income tax payable	1	—
Revenues and royalties payable	64	7
Net cash provided by operating activities	1,852	1,153
Cash flows from investing activities:
Drilling, completions and non-operated additions to oil and natural gas properties	(1,883)	(900)
Infrastructure additions to oil and natural gas properties	(104)	(110)
Additions to midstream assets	(186)	(130)
Purchase of other property, equipment and land	(8)	(2)
Acquisition of leasehold interests	(311)	(186)
Acquisition of mineral interests	(320)	(336)
Proceeds from sale of assets	301	7
Investment in real estate	(1)	(111)
Funds held in escrow	(7)	(51)
Equity investments	(225)	—
Net cash used in investing activities	(2,744)	(1,819)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	1,409	1,028
Repayment under credit facility	(1,168)	(1,222)
Proceeds from senior notes	—	1,062
Proceeds from joint venture	42	—
Debt issuance costs	(7)	(14)
Public offering costs	(40)	(3)
Proceeds from public offerings	1,106	306
Proceeds from exercise of stock options	9	—
Repurchased shares for tax withholdings	(13)	—
Repurchased as part of share buyback	(400)	—
Dividends to stockholders	(82)	(25)
Distributions to non-controlling interest	(79)	(69)

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - Continued
(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Net cash provided by financing activities	777	1,063
Net (decrease) increase in cash and cash equivalents	(115)	397
Cash and cash equivalents at beginning of period	215	112
Cash and cash equivalents at end of period	$100	$509

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$115	$52
Supplemental disclosure of non-cash transactions:
Change in accrued capital expenditures	$(68)	$71
Capitalized stock-based compensation	$9	$7
Asset retirement obligations acquired	$3	$—

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.    DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Organization and Description of the Business

Diamondback Energy, Inc., together with its subsidiaries (collectively referred to as “Diamondback” or the “Company” unless the context otherwise requires), is an independent oil and gas company currently focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. Diamondback was incorporated in Delaware on December 30, 2011.

The wholly-owned subsidiaries of Diamondback, as of September 30, 2019, include Diamondback E&P LLC, a Delaware limited liability company, Diamondback O&G LLC, a Delaware limited liability company, Viper Energy Partners GP LLC, a Delaware limited liability company, Rattler Midstream GP LLC, a Delaware limited liability company, and Energen Corporation, an Alabama corporation (“Energen”). The consolidated subsidiaries include these wholly-owned subsidiaries as well as Viper Energy Partners LP, a Delaware limited partnership (“Viper”), Viper’s subsidiary Viper Energy Partners LLC, a Delaware limited liability company (“Viper LLC”), Rattler Midstream LP (formerly known as Rattler Midstream Partners LP), a Delaware limited partnership (“Rattler”), Rattler Midstream Operating LLC (formerly known as Rattler Midstream LLC), a Delaware limited liability company (“Rattler LLC”), Rattler LLC’s wholly-owned subsidiary Tall City Towers LLC, a Delaware limited liability company (“Tall City”), and Energen’s wholly-owned subsidiaries Energen Resources Corporation, an Alabama corporation, and EGN Services, Inc., an Alabama corporation.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation.

Viper is consolidated in the financial statements of the Company. As of September 30, 2019, the Company owned approximately 54% of Viper’s total units outstanding. The Company’s wholly-owned subsidiary, Viper Energy Partners GP LLC, is the general partner of Viper. Immediately following the completion of the Drop-Down on October 1, 2019, the Company owned 731,500 common units and 90,709,946 Class B units, representing approximately 60% of Viper’s total units outstanding. See Note 4—Acquisitions and Divestitures and Note 20—Subsequent Events for additional information regarding this transaction.

Rattler is consolidated in the financial statements of the Company. As of September 30, 2019, the Company owned approximately 71% of Rattler’s total units outstanding. The Company’s wholly-owned subsidiary, Rattler Midstream GP LLC, is the general partner of Rattler.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the 2019 presentation. These reclassifications had no impact on net income, total assets, liabilities and stockholders’ equity or total cash flows.

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

Viper has an equity interest in a limited partnership that is so minor that Viper has no influence over the limited partnership’s operating and financial policies. This interest was acquired during the year ended December 31, 2014 and was accounted for under the cost method. Effective January 1, 2018, Viper adopted Accounting Standards Update (“ASU”) 2016-01 which requires Viper to measure its investment at fair value which resulted in a downward adjustment of $19 million to record the impact of this adoption. See Note 17—Fair Value Measurements.

New Accounting Pronouncements

Recently Adopted Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases”. This update applies to any entity that enters into a lease, with some specified scope exemptions. Under this update, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. While there were no major changes to the lessor accounting, changes were made to align key aspects with the revenue recognition guidance. Entities will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company enters into lease agreements to support its operations. These agreements are for leases on assets such as office space, vehicles and compressors. The Company has completed the process of reviewing and determining the agreements to which this new guidance applies. Upon adoption effective January 1, 2019, the Company recognized approximately $13 million of right-of-use assets, of which the total amount relates to the Company’s operating leases.

In January 2018, the FASB issued ASU 2018-01, “Leases - Land Easement Practical Expedient for Transition to Topic 842”. This update applies to any entity that holds land easements. The update allows entities to adopt a practical expedient to not evaluate existing or expired land easements under Topic 842 that were not previously accounted for as leases under the current leases guidance. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. The Company adopted this standard effective January 1, 2019. The adoption of this update did not have an impact on its financial position, results of operations or liquidity.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases”. This update provides clarification and corrects unintended application of certain sections in the new lease guidance. The Company adopted this standard effective January 1, 2019. The adoption of this update did not have an impact on its financial position, results of operations or liquidity.

In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. This update provides another transition method of allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted this standard effective January 1, 2019. The adoption of this update did not have an impact on its financial position, results of operations or liquidity.

In December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors”. This update provides a practical expedient for lessors to elect not to evaluate whether sales taxes and other similar taxes are lessor costs. The update also requires a lessor to exclude from variable payments those costs paid directly by the lessee to third parties and include lessor costs paid by the lessor and reimbursed by the lessee. The Company adopted this standard effective January 1, 2019. The adoption of this update did not have an impact on its financial position, results of operations or liquidity.

See Note 18—Leases for more information on the adoption of these standards.

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting”. This update applies the existing employee guidance to nonemployee share-based transactions, with the exception of specific guidance related to the attribution of compensation cost. The Company adopted this standard effective January 1, 2019. The adoption of this update did not have an impact on its financial position, results of operations or liquidity because the Company currently accounts for nonemployee share-based transactions in the same manner as employee share-based transactions.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements”. This update provides clarification and corrects unintended application of the guidance in various sections. The Company adopted this standard effective January 1, 2019. The adoption of this update did not have a material impact on its financial position, results of operations or liquidity.

In July 2019, the FASB issued ASU 2019-07, “Codification Updates to SEC Sections”. This update simplifies the guidance in various sections that was duplicative, redundant or outdated. The Company adopted this update effective July 2019. It did not have a material impact on its financial position, results of operations or liquidity.

Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses”. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company believes the adoption of this update will not have an impact on its financial position, results of operations or liquidity since it does not have a history of credit losses.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement”. This update modifies the fair value measurement disclosure requirements specifically related to Level 3 fair value measurements and transfers between levels. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied prospectively. The Company believes the adoption of this update will not have an impact on its financial position, results of operations or liquidity.

In August 2018, the FASB issued ASU 2018-15, “Intangibles - Goodwill and Other - Internal - Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

That Is a Service Contract”. This update requires the capitalization of implementation costs incurred in a hosting arrangement that is a service contract for internal-use software. Training and certain data conversion costs cannot be capitalized. The entity is required to expense the capitalized implementation costs over the term of the hosting agreement. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company believes the adoption of this update will not have an impact on its financial position, results of operations or liquidity.

In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”. This update clarifies that receivables arising from operating leases are not within the scope of this topic, but rather Topic 842, Leases. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This update will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company believes the adoption of this update will not have an impact on its financial position, results of operations or liquidity since it does not have a history of credit losses.

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments ”. This update clarifies guidance previously issued in ASU 2016-01, ASU 2016-13 and ASU 2017-12. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not believe the updates to the referenced standards will have an impact on its financial position, results of operations or liquidity.

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments-Credit Losses (Topic 326)”. This update allows a fair value option to be elected for certain financial assets, other than held-to-maturity debt securities, that were previously required to be measured at amortized cost basis. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not believe the adoption of this standard will have an impact on its financial position, results of operations or liquidity.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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

Contract balances

Under the Company’s product sales contracts, it has the right to invoice its customers once the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities under ASC 606.

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain natural gas and natural gas liquids sales may not be received for 30 to 90 days after the date

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and related accruals, and any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the three months and nine months ended September 30, 2019, revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Company believes that the pricing provisions of its oil, natural gas and natural gas liquids contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the revenue related to expected sales volumes and prices for those properties are estimated and recorded.

4.    ACQUISITIONS AND DIVESTITURES

2019 Activity

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

On July 1, 2019, the Company completed its divestiture of 103,750 net acres of certain conventional and non-core Permian assets, which were acquired by the Company in the merger with Energen (as described below), for an aggregate sale price of $285 million. This divestiture did not result in a gain or loss because it did not have a significant effect on the Company’s reserve base or depreciation, depletion and amortization rate.

2019 Drop-Down Transaction
On July 29, 2019, the Company entered into a definitive purchase agreement to divest certain mineral and royalty interests to Viper for approximately 18.3 million of Viper’s newly-issued Class B units, approximately 18.3 million newly-issued units of Viper LLC and $190 million in cash, after giving effect to closing adjustments for net title benefits (the “Drop-Down”). Based on the volume weighted average sales price of Viper’s common units for the ten trading-day period ended July 26, 2019 of $30.07, the transaction is valued at $740 million. The mineral and royalty interests being divested in the Drop-Down represent approximately 5,490 net royalty acres across the Midland and Delaware Basins, of which over 95% are operated by the Company, and have an average net royalty interest of approximately 3.2% (the “Drop-Down Assets”). The Drop-Down closed on October 1, 2019 and was effective as of July 1, 2019. Viper funded the cash portion of the purchase price of the Drop-Down Assets through a combination of cash on hand and borrowings under Viper LLC’s revolving credit facility.
2018 Activity

Tall City Towers LLC

On January 31, 2018, Tall City, a subsidiary of the Company, completed its acquisition of the Fasken Center office buildings in Midland, TX where the Company’s corporate offices are located for a net purchase price of $110 million.

Ajax Resources, LLC

On October 31, 2018, the Company completed its acquisition of leasehold interests and related assets of Ajax Resources, LLC, which included approximately 25,493 net leasehold acres in the Northern Midland Basin, for $900 million in cash and approximately 2.6 million shares of the Company’s common stock (the “Ajax acquisition”). This transaction was effective as of July 1, 2018. The cash portion of this transaction was funded through a combination of cash on hand, proceeds from the sale of mineral interests to Viper (described below under the caption “2018 Drop-

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Down Transaction”), borrowing under the Company’s revolving credit facility and a portion of the proceeds from the Company’s September 2018 senior note offering. See Note 11—Debt for information relating to this offering.

2018 Drop-Down Transaction

On August 15, 2018, the Company completed a transaction to sell to Viper mineral interests underlying 32,424 gross (1,696 net royalty) acres primarily in Pecos County, Texas, in the Permian Basin, approximately 80% of which are operated by the Company, for $175 million.
ExL Petroleum Management, LLC and EnergyQuest II LLC

On October 31, 2018, the Company completed its acquisitions of leasehold interests and related assets, one with ExL Petroleum Management, LLC and ExL Petroleum Operating, Inc. and one with EnergyQuest II LLC, for an aggregate of approximately 3,646 net leasehold acres in the Northern Midland Basin for a total of $313 million in cash. These transactions were effective as of August 1, 2018 and were funded through a combination of cash on hand, proceeds from the sale of assets to Viper (described immediately above) and borrowing under the Company’s revolving credit facility.

Energen Corporation Merger

On November 29, 2018, the Company completed its acquisition of Energen in an all-stock transaction, which was accounted for as a business combination (the “Merger”). Upon completion of the Merger, the addition of Energen’s assets increased the Company’s assets to: (i) over 273,000 net Tier One acres in the Permian Basin, (ii) approximately 7,200 estimated total net horizontal Permian locations, and (iii) approximately 394,000 net acres across the Midland and Delaware Basins. Under the terms of the Merger, each share of Energen common stock was converted into 0.6442 of a share of the Company’s common stock. The Company issued approximately 62.8 million shares of its common stock valued at a price of $112.00 per share on the closing date, resulting in total consideration paid by the Company to the former Energen shareholders of approximately $7 billion.

In connection with the closing of the Merger, the Company repaid outstanding principal under Energen’s revolving credit facility and assumed all of Energen’s other long-term debt. See Note 11—Debt for additional information.

Purchase Price Allocation

The Merger has been accounted for as a business combination, using the acquisition method. The following table represents the preliminary allocation of the total purchase price of Energen to the identifiable assets acquired and the liabilities assumed based on the fair values on the acquisition date, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired. Certain data necessary to complete the purchase price allocation is not yet available, and includes, but is not limited to, valuation of pre-acquisition contingencies, final tax returns that provide the underlying tax basis of Energen’s assets and liabilities and final appraisals of assets acquired and liabilities assumed. The Company will complete the purchase price allocation during the fourth quarter of 2019.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The following table sets forth the Company’s preliminary purchase price allocation as of September 30, 2019:

(In millions)
Consideration:
Fair value of the Company's common stock issued	$7,136
Total consideration	$7,136

Fair value of liabilities assumed:
Current liabilities	$377
Asset retirement obligation	105
Long-term debt	1,099
Noncurrent derivative instruments	17
Deferred income taxes	1,408
Other long-term liabilities	7
Amount attributable to liabilities assumed	$3,013

Fair value of assets acquired:
Total current assets	$311
Oil and natural gas properties	9,313
Midstream assets	263
Investment in real estate	11
Other property, equipment and land	55
Asset retirement obligation	105
Other postretirement assets	3
Noncurrent income tax receivable, net	76
Other long term assets	12
Amount attributable to assets acquired	$10,149

Pro Forma Financial Information

The following unaudited summary pro forma consolidated statement of operations data of Diamondback for the three and nine months ended September 30, 2018 have been prepared to give effect to the Merger as if it had occurred on January 1, 2018. The below information reflects pro forma adjustments for the issuance of the Company’s common stock in exchange for Energen’s outstanding shares of common stock, as well as pro forma adjustments based on available information and certain assumptions that the Company believes are reasonable, including (i) the Company’s common stock issued to convert Energen’s outstanding shares of common stock and equity awards as of the closing date of the Merger, (ii) the depletion of Energen’s fair-valued proved oil and natural gas properties and (iii) the estimated tax impacts of the pro forma adjustments.

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

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(in millions, except per share amounts)
Revenues	$919	$2,655
Income from operations	$431	$1,280
Net income	$156	$727
Basic earnings per common share	$0.97	$4.50
Diluted earnings per common share	$0.96	$4.49

5.    VIPER ENERGY PARTNERS LP

Viper is a publicly traded Delaware limited partnership, the common units of which are listed on the Nasdaq Global Select Market under the symbol “VNOM”. Viper was formed by Diamondback on February 27, 2014, to, among other things, own, acquire and exploit oil and natural gas properties in North America. Viper is currently focused on oil and natural gas properties in the Permian Basin and the Eagle Ford Shale. Viper Energy Partners GP LLC, a fully-consolidated subsidiary of Diamondback, serves as the general partner of Viper. As of September 30, 2019, the Company owned approximately 54% of Viper’s total units outstanding. Immediately following the completion of the Drop-Down on October 1, 2019, the Company owned 731,500 common units and 90,709,946 Class B units, representing approximately 60% of Viper’s total units outstanding. See Note 4—Acquisitions and Note 20—Subsequent Events for additional information regarding this transaction.

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

As a result of this public offering and Viper’s issuance of unit-based compensation, the Company’s ownership percentage in Viper was reduced. During the nine months ended September 30, 2019, the Company recorded a $74 million decrease to non-controlling interest in Viper with an increase to additional paid-in capital, which represents the difference between the Company’s share of the underlying net book value in Viper before and after the respective Partnership common unit transactions, on the Company’s consolidated balance sheet.

Recapitalization, Tax Status Election and Related Transactions by Viper

In March 2018, Viper announced that the Board of Directors of Viper’s General Partner had unanimously approved a change of Viper’s federal income tax status from that of a pass-through partnership to that of a taxable entity via a “check the box” election. In connection with making this election, on May 9, 2018 Viper (i) amended and restated its First Amended and Restated Partnership Agreement, (ii) amended and restated the First Amended and Restated Limited Liability Company Agreement of Viper LLC, (iii) amended and restated its existing registration rights agreement with the Company and (iv) entered into an exchange agreement with the Company, Viper’s General Partner and Viper LLC. Simultaneously with the effectiveness of these agreements, the Company delivered and assigned to Viper the 73,150,000 common units the Company owned in exchange for (i) 73,150,000 of Viper’s newly-issued Class B units and (ii) 73,150,000 newly-issued units of Viper LLC pursuant to the terms of a Recapitalization Agreement dated March 28, 2018, as amended as of May 9, 2018 (the “Recapitalization Agreement”). Immediately following that exchange, Viper continued to be the managing member of Viper LLC, with sole control of its operations, and owned approximately 36% of the outstanding units issued by Viper LLC, and the Company owned the remaining approximately 64% of the outstanding units issued by Viper LLC. Upon completion of Viper’s July 2018 offering of units, it owned

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

approximately 41% of the outstanding units issued by Viper LLC and the Company owned the remaining approximately 59%. Viper LLC units and Viper’s Class B units owned by the Company are exchangeable from time to time for Viper’s common units (that is, one Viper LLC unit and one Viper Class B unit, together, will be exchangeable for one Viper common unit).

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

Partnership Agreement

The second amended and restated agreement of limited partnership, dated as of May 9, 2018, as amended as of May 10, 2018 (the “Viper Partnership Agreement”), requires Viper to reimburse Viper’s General Partner for all direct and indirect expenses incurred or paid on Viper’s behalf and all other expenses allocable to Viper or otherwise incurred by Viper’s General Partner in connection with operating Viper’s business. The Viper Partnership Agreement does not set a limit on the amount of expenses for which Viper’s General Partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for Viper or on its behalf and expenses allocated to Viper’s General Partner by its affiliates. Viper’s General Partner is entitled to determine the expenses that are allocable to Viper. For each of the three months ended September 30, 2019 and 2018, Viper’s General Partner allocated $1 million to Viper. For each of the nine months ended September 30, 2019 and 2018, Viper’s General Partner allocated $2 million to Viper.

Tax Sharing

In connection with the closing of the Viper Offering, Viper entered into a tax sharing agreement with Diamondback, dated June 23, 2014, pursuant to which Viper agreed to reimburse Diamondback for its share of state and local income and other taxes for which Viper’s results are included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on June 23, 2014. The amount of any such reimbursement is limited to the tax Viper would have paid had it not been included in a combined group with Diamondback. Diamondback may use its tax attributes to cause its combined or consolidated group, of which Viper may be a member for this purpose, to owe less or no tax. In such a situation, Viper agreed to reimburse Diamondback for the tax Viper would have owed had the tax attributes not been available or used for Viper’s benefit, even though Diamondback had no cash tax expense for that period. For the three months and nine months ended September 30, 2019 and the three months and nine months ended September 30, 2018, Viper accrued a minimal amount of state income tax expense for its share of Texas margin tax for which Viper’s results are included in a combined tax return filed by Diamondback.

Viper LLC’s Revolving Credit Facility

Viper LLC has entered into a secured revolving credit facility with Wells Fargo, as administrative agent sole book runner and lead arranger. See Note 11—Debt for a description of this credit facility.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

6.    RATTLER MIDSTREAM LP

Rattler is a publicly traded Delaware limited partnership, the common units of which are listed on the Nasdaq Global Select Market under the symbol “RTLR”. Rattler was formed by Diamondback in July 2018 to own, operate, develop and acquire midstream infrastructure assets in the Midland and Delaware Basins of the Permian Basin. Rattler Midstream GP LLC (“Rattler’s General Partner”), a wholly-owned subsidiary of Diamondback, serves as the general partner of Rattler. As of September 30, 2019, Diamondback owned approximately 71% of Rattler’s total units outstanding.

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

In connection with the completion of Rattler’s initial public offering (the “Rattler Offering”), Rattler (i) issued 107,815,152 Class B Units representing an aggregate 71% voting limited partner interest in Rattler in exchange for a $1 million cash contribution from Diamondback, (ii) issued a general partner interest in Rattler to Rattler’s General Partner, in exchange for a $1 million cash contribution from Rattler’s General Partner, and (iii) caused Rattler LLC to make a distribution of approximately $727 million to Diamondback. Diamondback, as the holder of the Class B units, and Rattler’s General Partner, as the holder of the general partner interest, are entitled to receive cash preferred distributions equal to 8% per annum on the outstanding amount of their respective $1 million capital contributions, payable quarterly.

Diamondback has also entered into the following agreements with Rattler:

Rattler’s Partnership Agreement

In connection with the closing of the Rattler Offering, Rattler’s General Partner and Energen Resources Corporation entered into the first amended and restated agreement of limited partnership of Rattler, dated May 28, 2019 (the “Rattler Partnership Agreement”). The Rattler Partnership Agreement requires Rattler to reimburse Rattler’s General Partner for all direct and indirect expenses incurred or paid on Rattler’s behalf and all other expenses allocable to Rattler or otherwise incurred by Rattler’s General Partner in connection with operating Rattler’s business. The Rattler Partnership Agreement does not set a limit on the amount of expenses for which its general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for Rattler or on its behalf and expenses allocated to Rattler’s General Partner by its affiliates. Rattler’s General Partner is entitled to determine the expenses that are allocable to Rattler. For the three months and nine months ended September 30, 2019, the General Partner allocated $225,030 and $262,937, respectively, of such expenses to Rattler.

Rattler’s Services and Secondment Agreement
In connection with the closing of the Rattler Offering, Rattler entered into a services and secondment agreement with Diamondback, Diamondback E&P LLC, Rattler’s General Partner and Rattler LLC, dated as of May 28, 2019 (the “Services and Secondment Agreement”). Pursuant to the Services and Secondment Agreement, Diamondback and its subsidiaries second certain operational, construction, design and management employees and contractors of Diamondback to Rattler’s General Partner, Rattler and its subsidiaries, providing management, maintenance and operational functions with respect to Rattler’s assets. The Services and Secondment Agreement requires Rattler’s General Partner and Rattler to reimburse Diamondback for the cost of the seconded employees and contractors, including their wages and benefits. For the three months and nine months ended September 30, 2019, Rattler’s General Partner and Rattler paid Diamondback $1 million and $3 million, respectively, under the Services and Secondment Agreement.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Rattler’s Tax Sharing Agreement

In connection with the closing of the Rattler Offering, Rattler LLC entered into a tax sharing agreement with Diamondback pursuant to which Rattler LLC will reimburse Diamondback for its share of state and local income and other taxes borne by Diamondback as a result of Rattler LLC’s results being included in a combined or consolidated tax return filed by Diamondback with respect to taxable periods including or beginning on May 28, 2019. The amount of any such reimbursement is limited to the tax that Rattler LLC would have paid had it not been included in a combined group with Diamondback. Diamondback may use its tax attributes to cause its combined or consolidated group, of which Rattler LLC may be a member for this purpose, to owe less or no tax. In such a situation, Rattler LLC agreed to reimburse Diamondback for the tax Rattler LLC would have owed had the attributes not been available or used for Rattler LLC’s benefit, even though Diamondback had no cash expense for that period.

For the three months and nine months ended September 30, 2019, Rattler accrued state income tax expense of $75,944 and $107,758, respectively, for its share of Texas margin tax for which Rattler’s share of Rattler LLC’s results are included in a combined tax return filed by Diamondback.

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

7.    REAL ESTATE ASSETS

The following schedules present the cost and related accumulated depreciation or amortization (as applicable) of the Company’s real estate assets including intangible lease assets:

	Estimated Useful Lives	September 30, 2019	December 31, 2018
	(Years)	(in millions)
Buildings	30	$102	$103
Tenant improvements	15	5	4
Land	N/A	2	1
Land improvements	15	1	1
Total real estate assets		110	109
Less: accumulated depreciation		(8)	(4)
Total investment in land and buildings, net		$102	$105

	Weighted Average Useful Lives	September 30, 2019	December 31, 2018
	(Months)	(in millions)
In-place lease intangibles	45	$11	$11
Less: accumulated amortization		(5)	(3)
In-place lease intangibles, net		6	8

Above-market lease intangibles	45	4	4
Less: accumulated amortization		(1)	(1)
Above-market lease intangibles, net		3	3
Total intangible lease assets, net		$9	$11

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

8.    PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	September 30,	December 31,
	2019	2018

	(in millions)
Oil and natural gas properties:
Subject to depletion	$15,358	$12,629
Not subject to depletion	9,464	9,670
Gross oil and natural gas properties	24,822	22,299
Accumulated depletion	(2,605)	(1,599)
Accumulated impairment	(1,144)	(1,144)
Oil and natural gas properties, net	21,073	19,556
Midstream assets	884	700
Other property, equipment and land	152	147
Accumulated depreciation	(66)	(31)
Property and equipment, net of accumulated depreciation, depletion, amortization and impairment	$22,043	$20,372

Balance of costs not subject to depletion:
Incurred in 2019	$513
Incurred in 2018	5,844
Incurred in 2017	2,438
Incurred in 2016	669
Total not subject to depletion	$9,464

The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain internal costs, are capitalized and amortized on a composite unit of production method based on proved oil, natural gas liquids and natural gas reserves. Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. Costs, including related employee costs, associated with production and operation of the properties are charged to expense as incurred. All other internal costs not directly associated with exploration and development activities are charged to expense as they are incurred. Capitalized internal costs were approximately $8 million and $6 million for the three months ended September 30, 2019 and 2018, respectively, and $32 million and $20 million for the nine months ended September 30, 2019 and 2018, respectively. Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The inclusion of the Company’s unevaluated costs into the amortization base is expected to be completed within three years to five years. Acquisition costs not currently being amortized are primarily related to unproved acreage that the Company plans to prove up through drilling. The Company has no plans to let any acreage expire. Sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, natural gas liquids and natural gas.

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

At September 30, 2019, there was $82 million in exploration costs and development costs and $102 million in capitalized interest that was not subject to depletion. At December 31, 2018, there were $68 million in exploration costs and development costs and $55 million in capitalized interest that was not subject to depletion.

9.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligation liability for the following periods:

	Nine Months Ended September 30,
	2019	2018

	(in millions)
Asset retirement obligations, beginning of period	$136	$21
Additional liabilities incurred	6	2
Liabilities acquired	3	—
Liabilities settled	(61)	(1)
Accretion expense	6	1
Revisions in estimated liabilities	—	1
Asset retirement obligations, end of period	90	24
Less current portion	—	—
Asset retirement obligations - long-term	$90	$24

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

On June 30, 2018, HMW LLC’s operating agreement was amended. As a result of the amendment, Rattler no longer recognizes an equity investment in HMW LLC but instead consolidates its undivided interest in the salt water disposal assets owned by HMW LLC. In exchange for Rattler’s 25% investment, Rattler received a 50% undivided ownership interest in two of the four SWD wells and associated assets previously owned by HMW LLC. Rattler’s basis in the assets is equivalent to its basis in the equity investment in HMW LLC.

On February 1, 2019, Rattler LLC obtained a 10% equity interest in EPIC Crude Holdings, LP (“EPIC”), which is building a pipeline (the “EPIC project”) that, once fully operational, will transport crude and NGL across Texas for delivery into the Corpus Christi market. As of September 30, 2019, Rattler’s total investment in the EPIC project was $89 million. During the nine months ended September 30, 2019, Rattler recorded net expenses of $532,800 related to the EPIC project. The EPIC project began initial operations during the third quarter of 2019.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

On February 15, 2019, Rattler LLC obtained a 10% equity interest in Gray Oak Pipeline, LLC (“Gray Oak”), which is building a pipeline (the “Gray Oak project”) that, once operational, will transport crude from the Permian to Corpus Christi on the Texas Gulf Coast. As of September 30, 2019, Rattler’s total investment in the Gray Oak project was $114 million. During the nine months ended September 30, 2019, Rattler recorded net expenses of $189,374 related to the Gray Oak project. The Gray Oak project is anticipated to be operational in the fourth quarter of 2019.

On March 29, 2019, Rattler LLC executed a short-term promissory note to Gray Oak. The note allows for borrowing by Gray Oak of up to $123 million at 2.52% interest rate with a maturity date of March 31, 2022. During the three months ended September 30, 2019, there were no borrowings or repayments under this note. There were no outstanding loans at September 30, 2019.

On July 30, 2019, Rattler LLC joined Wink to Webster Pipeline LLC as a 4% member, together with affiliates of ExxonMobil, Plains All American Pipeline, Delek US, MPLX LP and Lotus Midstream. The joint venture is developing a crude oil pipeline with origin points at Wink and Midland in the Permian Basin for delivery to multiple Houston area locations (the “Wink to Webster project”). As of September 30, 2019, Rattler's total investment in the Wink to Webster project was $21 million. During the nine months ended September 30, 2019, Rattler recorded net income of $26,280 related to interest. The Wink to Webster project is expected to begin service in the first half of 2021.

No impairments were recorded for Rattler’s equity method investments for the nine months ended September 30, 2019 or 2018.

At September 30, 2019, there was $124,301 of capitalized interest that was related to equity method investments that have not yet begun operations.

11.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	September 30,	December 31,
	2019	2018

	(in millions)
4.625% Notes due 2021(1)	$400	$400
7.320% Medium-term Notes, Series A, due 2022(1)	21	20
4.750 % Senior Notes due 2024	1,250	1,250
5.375 % Senior Notes due 2025	800	800
7.350% Medium-term Notes, Series A, due 2027(1)	11	10
7.125% Medium-term Notes, Series B, due 2028(1)	108	100
DrillCo Agreement	42	—
Unamortized debt issuance costs	(22)	(27)
Unamortized premium costs	9	10
Revolving credit facility	1,629	1,490
Viper revolving credit facility	410	411
Rattler revolving credit facility	103	—
Total long-term debt	$4,761	$4,464

(1)	At the effective time of the Merger, Energen became a wholly owned subsidiary of the Company and remained the issuer of these notes (the “Energen Notes”).

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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

As required under the terms of the registration rights agreement relating to the New 2024 Notes, on March 22, 2019, the Company filed with the SEC its registration Statement on Form S-4, as amended on July 3, 2019 (the “Exchange Offer S-4”), relating to the exchange offer of the New 2024 Notes for substantially identical notes registered under the Securities Act of 1933, as amended. The Exchange Offer S-4 was declared effective by the SEC on July 11, 2019 and the Company closed the Exchange Offer on August 12, 2019.

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
The Company’s Credit Facility

The Company and Diamondback O&G LLC, as borrower, entered into the second amended and restated credit agreement, dated November 1, 2013, as amended, with a syndicate of banks, including Wells Fargo, as administrative agent, and its affiliate Wells Fargo Securities, LLC, as sole book runner and lead arranger. On June 28, 2019, the credit agreement was amended pursuant to an eleventh amendment, which implemented certain changes to the credit facility for the period on and after the date on which the Company’s unsecured debt achieves an investment grade rating from two rating agencies and certain other conditions in the credit agreement are satisfied (the “investment grade changeover date”). The maximum credit amount available under the credit agreement is $5 billion, subject, prior to the investment grade changeover date, to a borrowing base based on the Company’s oil and natural gas reserves and other factors (the “borrowing base”) and the elected commitment amount. Prior to the investment grade changeover date, the borrowing base is scheduled to be redetermined, under certain circumstances, annually with an effective date of May 1st, and, under certain circumstances, semi-annually with effective dates of May 1st and November 1st. In addition, the Company and Wells Fargo each may request up to two interim redeterminations of the borrowing base during any 12-month period. On and after the investment grade changeover date, the maximum credit amount available under the credit agreement will be based solely on the commitments of the lenders, and will no longer be limited by the borrowing base. On the investment grade changeover date, the aggregate commitments of the lenders will be set at an amount equal to the aggregate elected commitment amount in effect on such date. As of September 30, 2019, the borrowing base was set at $3.4 billion, the Company had elected a commitment amount of $2.5 billion and the Company had approximately $1.6 billion of outstanding borrowings under its revolving credit facility and $0.9 billion available for future borrowings under its revolving credit facility.
Diamondback O&G LLC is the borrower under the credit agreement. As of September 30, 2019, the credit agreement is guaranteed by the Company, Diamondback E&P LLC and Energen and its subsidiaries and will also be guaranteed by any of the Company’s future subsidiaries that are classified as restricted subsidiaries under the credit agreement. On and after the investment grade changeover date, the Company and Diamondback O&G LLC will no longer be required to cause all restricted subsidiaries to guarantee the credit agreement, and, in certain circumstances, may cause guaranties made by subsidiary guarantors to be released. Prior to the investment grade changeover date, the credit agreement is also secured by substantially all of the assets of the Company, Diamondback O&G LLC and the guarantors. On and after the investment grade changeover date, the credit agreement will be unsecured and all liens securing the credit facility will be released.
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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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
On August 28, 2019, the Company, the borrower and certain of the Company’s subsidiaries (the “Loan Parties”) entered into a Consent Letter with Wells Fargo allowing the Loan Parties to enter into certain swap agreements in respect of interest rates for United States Treasury securities for an aggregate notional principal amount of up to $3 billion, subject to certain conditions set forth in the consent, which otherwise would be in excess of the notional principal amount of interest rate swap agreements permitted under the revolving credit facility immediately prior to the effectiveness of the consent. As of September 30, 2019, the borrower was party to interest rate swap agreements with an aggregate notional principal amount of $2 billion, interest rates ranging from 1.3565% to 2.1509% and maturity dates ranging from August 24, 2020 to December 31, 2050.

As of September 30, 2019 and December 31, 2018, the Company was in compliance with all financial covenants under its revolving credit facility, as then in effect. The lenders may accelerate all of the indebtedness under the Company’s revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.

Viper’s Credit Agreement

On July 20, 2018, Viper, as guarantor, entered into an amended and restated credit agreement with Viper LLC, as borrower, Wells Fargo, as administrative agent, and the other lenders. The credit agreement, as amended to the date hereof, provides for a revolving credit facility in the maximum credit amount of $2 billion and a borrowing base based on Viper LLC’s oil and natural gas reserves and other factors (the “borrowing base”) of $725 million, subject to scheduled

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

semi-annual and other elective borrowing base redeterminations. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, Viper LLC and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. Upon closing of the Drop-Down on October 1, 2019, the borrowing base under Viper LLC’s revolving credit facility was increased by $125 million to $725 million from $600 million. In connection with the commencement of the Viper Notes Offering described in Note 20—Subsequent Events below, Viper entered into a third amendment to Viper LLC’s revolving credit facility with Wells Fargo, as administrative agent, and certain required lenders party thereto, which provides for the waiver of the automatic reduction of the borrowing base that would otherwise occur upon the consummation of the Viper Notes Offering. In addition, the third amendment increased the maximum amount of unsecured senior or senior subordinated notes that may be issued by Viper LLC or Viper from $400 million to $1.0 billion. The amendment was approved by the requisite percentage of lenders under the revolving credit facility and became effective on October 8, 2019. If the amendment had not been approved, the borrowing base under the revolving credit facility would have decreased by $125 million upon consummation of the Viper Notes Offering.

As of September 30, 2019, the borrowing base was set at $600 million, and Viper LLC had $410 million of outstanding borrowings and $190 million available for future borrowings under its revolving credit facility. Viper funded the cash portion of the purchase price for the Drop-Down through a combination of cash on hand and borrowings under Viper LLC’s revolving credit facility. Viper LLC used the proceeds from the Viper Notes Offering to pay down borrowings under its revolving credit facility. Following these transactions, as of October 16, 2019, the closing date of the Viper Notes Offering, there was $95 million in outstanding borrowings under Viper LLC’s revolving credit facility, the borrowing base under Viper LLC’s revolving credit facility was $725 million and Viper LLC had $630 million of available borrowing capacity under its revolving credit facility. Additionally, in connection with Viper’s fall redetermination expected to occur in November 2019, the lead bank under the Viper LLC’s revolving credit facility has recommended a borrowing base increase to $775 million from the current borrowing base of $725 million. The anticipated increase in the borrowing base is subject to approval by the requisite lenders under Viper LLC’s revolving credit facility.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

As of September 30, 2019 and December 31, 2018, Viper was in compliance with all financial covenants under its revolving credit facility, as then in effect. The lenders may accelerate all of the indebtedness under Viper’s credit agreement upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods.

Rattler’s Credit Agreement

In connection with the Rattler Offering, Rattler, as parent, and Rattler LLC, as borrower, entered into a credit agreement, dated May 28, 2019, with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of banks, including Wells Fargo Bank, National Association, as lenders party thereto (the “Rattler credit agreement”).

The Rattler credit agreement provides for a revolving credit facility in the maximum credit amount of $600 million. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be paid at the maturity date of May 28, 2024. The loan is guaranteed by Rattler and Tall City, and is secured by substantially all of the assets of Rattler LLC, Rattler and Tall City. As of September 30, 2019, Rattler LLC had $103 million of outstanding borrowings and $497 million available for future borrowings under the Rattler credit agreement.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

As of September 30, 2019, each of Rattler and Rattler LLC were in compliance with all financial covenants under the Rattler credit agreement. The lenders may accelerate all of the indebtedness under the Rattler credit agreement upon the occurrence and during the continuance of any event of default. The Rattler credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change in control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial maintenance covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. With certain specified exceptions, the terms and provisions of the Rattler credit agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

Alliance with Obsidian Resources, L.L.C.
The Company entered into a participation and development agreement (the “DrillCo Agreement”), dated September 10, 2018, with Obsidian Resources, L.L.C. (“CEMOF”) to fund oil and natural gas development. Funds managed by CEMOF and its affiliates have agreed to commit to funding certain costs out of CEMOF’s net production revenue and, for a period of time, to the extent not funded by such revenue, up to an additional $300 million, to fund drilling programs on locations provided by the Company. Subject to adjustments depending on asset characteristics and return expectations of the selected drilling plan, CEMOF will fund up to 85% of the costs associated with new wells drilled under the DrillCo Agreement and is expected to receive an 80% working interest in these wells until it reaches certain payout thresholds equal to a cumulative 9% and then 13% internal rate of return. Upon reaching the final internal rate of return target, CEMOF’s interest will be reduced to 15%, while the Company’s interest will increase to 85%. As of September 30, 2019, CEMOF had funded approximately $33 million. As of September 30, 2019, eight joint wells have been drilled and completed.

12.    CAPITAL STOCK AND EARNINGS PER SHARE

Diamondback did not complete any equity offerings during the nine months ended September 30, 2019 and September 30, 2018.

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

In July 2018, Viper completed an underwritten public offering of 10,080,000 common units, which included 1,080,000 common units issued pursuant to an option to purchase additional common units granted to the underwriters. Following this offering, Diamondback owned approximately 59% of the total Viper units then outstanding. Viper received net proceeds from this offering of approximately $303 million, after deducting underwriting discounts and commissions and estimated offering expenses. Viper used the net proceeds to purchase units of Viper LLC. Viper LLC in turn used the net proceeds to repay a portion of the $362 million then outstanding borrowings under its revolving credit facility.

Rattler’s Initial Public Offering
Please see Note 6—Rattler Midstream LP for information regarding Rattler’s IPO.

Stock Repurchase Program

In May 2019, the Company’s board of directors approved a stock repurchase program to acquire up to $2 billion of the Company’s outstanding common stock through December 31, 2020. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and are subject to market

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the three months and nine months ended September 30, 2019, the Company repurchased approximately $296 million and $400 million, respectively, of common stock under this repurchase program. As of September 30, 2019, $1.6 billion remained available for use to repurchase shares under the Company's common stock repurchase program.

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

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	($ in millions, except per share amounts, shares in thousands)
Net income attributable to common stock	$368	$157	$727	$539
Weighted average common shares outstanding
Basic weighted average common units outstanding	162,543	98,638	164,070	98,603
Effect of dilutive securities:
Potential common shares issuable	237	180	396	217
Diluted weighted average common shares outstanding	162,780	98,818	164,466	98,820
Basic net income attributable to common stock	$2.27	$1.59	$4.44	$5.47
Diluted net income attributable to common stock	$2.26	$1.59	$4.42	$5.45

The Company had the following shares that were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive for the periods presented but could potentially dilute basic earnings per share in future periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Restricted stock units	51	13	40	2

13.    EQUITY-BASED COMPENSATION

The following table presents the effects of the equity compensation plans and related costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
General and administrative expenses	$4	$5	$27	$18
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	(1)	2	9	7

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Restricted Stock Units

The following table presents the Company’s restricted stock units activity under the Equity Plan during the nine months ended September 30, 2019:

	Restricted Stock Awards & Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2018	324,224	$116.01
Granted	468,778	$106.85
Vested	(217,300)	$100.47
Forfeited	(81,962)	$107.35
Unvested at September 30, 2019	493,740	$107.54

The aggregate fair value of restricted stock units that vested during the nine months ended September 30, 2019 and 2018 was $4 million and $15 million, respectively. As of September 30, 2019, the Company’s unrecognized compensation cost related to unvested restricted stock awards and units was $28 million. Such cost is expected to be recognized over a weighted-average period of 1.4 years.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The following table presents the Company’s performance restricted stock units activity under the Equity Plan for the nine months ended September 30, 2019:

	Performance Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2018	196,203	$169.76
Granted	356,227	$131.30
Vested	(123,546)	$60.70
Forfeited	(103,635)	$155.23
Unvested at September 30, 2019(1)	325,249	$150.63

(1)	A maximum of 650,498 units could be awarded based upon the Company’s final TSR ranking.

As of September 30, 2019, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $28 million. Such cost is expected to be recognized over a weighted-average period of 2.4 years.

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

The following table presents a summary of stock appreciation rights activity during the nine months ended September 30, 2019:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	57,721	$22.12
Exercised	(11,265)	$70.64
Expired	(3,775)	$96.91
Outstanding at September 30, 2019	42,681	$90.84

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

treasury yield curve rate for the expected term of the option at the date of grant. All such amounts represent the weighted-average amounts for each year.

		Weighted Average
		Exercise	Remaining	Intrinsic
	Options	Price	Term	Value
			(in years)	(in millions)
Outstanding at December 31, 2018	332,387	$95.04
Exercised	(116,044)	$82.29
Outstanding at September 30, 2019	216,343	$89.90	1.92	$—

Vested and Expected to vest at September 30, 2019	216,343	$89.90	1.92	$—
Exercisable at September 30, 2019	216,343	$89.90	1.92	$—

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

The following table presents the phantom unit activity under the Viper LTIP for the nine months ended September 30, 2019:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2018	125,053	$23.44
Granted	33,886	$32.78
Vested	(81,124)	$23.34
Forfeited	(1,028)	$42.50
Unvested at September 30, 2019	76,787	$27.42

The aggregate fair value of phantom units that vested during the nine months ended September 30, 2019 was $2 million. As of September 30, 2019, the unrecognized compensation cost related to unvested phantom units was $1 million. Such cost is expected to be recognized over a weighted-average period of 0.81 years.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The following table presents the phantom unit activity under the Rattler LTIP for the nine months ended September 30, 2019:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at May 28, 2019	—	$—
Granted	2,248,572	$19.20
Forfeited	(57,143)	$19.21
Unvested at September 30, 2019	2,191,429	$19.20

As of September 30, 2019, the unrecognized compensation cost related to unvested phantom units was $39 million. Such cost is expected to be recognized over a weighted-average period of 2.6 years.

14.    RELATED PARTY TRANSACTIONS

Advisory Services Agreement - Viper

In connection with the closing of the Viper Offering, Viper and Viper’s General Partner entered into an advisory services agreement (the “Viper Advisory Services Agreement”) with Wexford, dated as of June 23, 2014, under which Wexford provided Viper and Viper’s General Partner with general financial and strategic advisory services related to the business in return for an annual fee of $500,000, plus reasonable out-of-pocket expenses. The Advisory Services Agreement was terminated on November 12, 2018 and Viper’s payment obligation ended in June 2019. During 2019, Viper did not pay any amounts under the Advisory Services Agreement. For the three months and nine months ended September 30, 2018, Viper did not pay any amounts under the Advisory Services Agreement.

Lease Bonus - Viper
During the three months ended September 30, 2019, the Company did not pay Viper any lease bonus payments. During the nine months ended September 30, 2019, the Company paid Viper $39,198 in lease bonus payments to extend the term of two leases and $3,101 in lease bonus payments for two new leases. During the three months and nine months ended September 30, 2018, the Company paid Viper $3 million in lease bonus payments to extend the term of 12 leases.

Rattler Offering
Please see Note 6—Rattler Midstream LP for information regarding relationships between the Company and Rattler.

15.    INCOME TAXES

The Company’s effective income tax rates were 20.8% and 21.2% for the three months ended September 30, 2019 and 2018, respectively, and 17.9% and 11.5% for the nine months ended September 30, 2019 and 2018, respectively. Total income tax expense for the three and nine months ended September 30, 2019 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income primarily due to current and deferred state income taxes, the impact of permanent differences between book and taxable income, and the revision of estimated deferred taxes recognized by Viper as a result of its change in tax status. For the nine months ended September 30, 2019, the Company recorded a discrete income tax expense of less than $1 million related to equity-based compensation and a discrete benefit of approximately $42 million related to the revision of estimated deferred taxes on Viper’s investment in Viper LLC arising from the change in Viper’s tax status. Based on information regarding unitholders’ tax basis which, under IRS reporting rules, was not available until the current period, Viper revised its estimate of deferred taxes on Viper’s investment in Viper LLC, and further revisions are not expected. Total income tax expense for the three and nine months ended September 30, 2018 differed from amounts computed by applying the federal statutory rate to pre-tax income primarily due to (i) state income taxes, (ii) net income attributable to the noncontrolling interest, (iii) the impact of permanent differences between book and taxable income, and (iv) for the nine months ended September 30, 2018, deferred taxes recognized by Viper as a result of its change in tax status.

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

Commodity Contracts

The Company has used fixed price swap contracts, fixed price basis swap contracts, double-up swap contracts and three-way costless collars with corresponding put, short put and call options to reduce price volatility associated with certain of its oil and natural gas sales. With respect to the Company’s fixed price swap contracts and fixed price basis swap contracts, the counterparty is required to make a payment to the Company if the settlement price for any settlement period is less than the swap or basis price, and the Company is required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap or basis price. The Company has fixed price basis swaps for the spread between the WTI Magellan East Houston oil price and the WTI Cushing price and for the spread between the Henry Hub natural gas price and the Waha Hub natural gas price. The Company also utilizes double-up swap contracts for a portion of its natural gas sales. These contracts include a traditional fixed price swap in addition to a call option at the same quantity and price, providing the counterparty the option to double the volume in the swap contract should the monthly settlement price exceed the fixed price contracted upon.

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

The Company’s derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate pricing (Cushing and Magellan East Houston) and ICE Brent pricing, and with natural gas derivative settlements based on the New York Mercantile Exchange Henry Hub and Waha Hub pricing and liquids derivative settlements based on Mt. Belvieu pricing.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

As of September 30, 2019, the Company had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

	2019		2020		2021
	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)	Volume (Bbls/MMBtu)	Fixed Price Swap (per Bbl/MMBtu)
Oil Swaps - WTI Cushing	2,710,000	$61.21	4,388,000	$57.87	—	$—
Oil Swaps - WTI Magellan East Houston	920,000	$63.47	2,196,000	$62.80	—	$—
Oil Swaps - BRENT	644,000	$67.71	4,205,000	$62.72	—	$—
Oil Basis Swaps - WTI Cushing	4,140,000	$(5.52)	15,120,000	$(1.21)	—	$—
Natural Gas Swaps - Henry Hub	6,440,000	$3.06	10,980,000	$2.55	—	$—
Natural Gas Swaps - Waha Hub	—	$—	18,300,000	$1.67	—	$—
Natural Gas Basis Swaps - Waha Hub	6,440,000	$(1.56)	14,640,000	$(1.10)	36,500,000	$(0.68)
Natural Gas Liquid Swaps - Mont Belvieu	690,000	$27.30	—	$—	—	$—

	2019			2020
Oil Three-Way Collars	WTI Cushing	Brent	WTI Magellan East Houston	WTI Cushing	Brent	WTI Magellan East Houston
Volume (Bbls)	1,440,000	552,000	460,000	6,842,200	9,278,100	5,124,000
Short put price (per Bbl)	$35.94	$51.67	$50.00	$44.20	$50.00	$50.00
Floor price (per Bbl)	$45.94	$61.67	$60.00	$54.20	$60.00	$60.00
Ceiling price (per Bbl)	$61.65	$78.47	$66.10	$65.42	$72.18	$68.61

Gas Swap Double-Up - Waha Hub	2020
Volume (Mcf)	10,980,000
Swap price (per Mcf)	$1.70
Option price	$1.70

Interest Rate Swaps and Treasury Locks

The Company has used interest rate swaps and treasury locks to reduce the Company’s exposure to variable rate interest payments associated with the Company’s revolving credit facility. The interest rate swaps and treasury locks have not been designated as hedging instruments and as a result, the Company recognizes all changes in fair value immediately in earnings.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The following table summarizes the Company’s interest rate swaps and treasury locks as of September 30, 2019:

Type	Effective Date	Termination Date	Notional Amount (in millions)	Interest Rate
Treasury Lock	August 23, 2019	August 24, 2020	$250	2.1509%
Treasury Lock	August 23, 2019	August 24, 2020	$250	1.6563%
Interest Rate Swap	December 31, 2020	December 31, 2030	$250	1.59675%
Interest Rate Swap	December 31, 2020	December 31, 2050	$250	1.615%
Interest Rate Swap	December 31, 2020	December 31, 2030	$500	1.567%
Interest Rate Swap	December 31, 2020	December 31, 2050	$250	1.555%
Interest Rate Swap	December 31, 2020	December 31, 2030	$250	1.3565%

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

The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties and the resulting net amounts presented in the Company’s consolidated balance sheets as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
	(in millions)
Gross amounts of assets presented in the Consolidated Balance Sheet	$198	$231
Net amounts of assets presented in the Consolidated Balance Sheet	198	231

Gross amounts of liabilities presented in the Consolidated Balance Sheet	12	15
Net amounts of liabilities presented in the Consolidated Balance Sheet	$12	$15

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The net amounts are classified as current or noncurrent based on their anticipated settlement dates. The net fair value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

	September 30, 2019	December 31, 2018
	(in millions)
Current assets: derivative instruments
Commodity contracts	$140	$231
Interest rate swaps	—	—
Total	$140	$231

Noncurrent assets: derivative instruments
Commodity contracts	$38	$—
Interest rate swaps	20	—
Total	$58	$—

Total assets	$198	$231

Current liabilities: derivative instruments
Commodity contracts	$10	$—
Interest rate swaps	—	—
Total	$10	$—

Noncurrent liabilities: derivative instruments
Commodity contracts	$2	$15
Interest rate swaps	—	—
Total	$2	$15

Total liabilities	$12	$15

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

None of the Company’s derivatives have been designated as hedges. As such, all changes in fair value are immediately recognized in earnings. The following table summarizes the gains and losses on derivative instruments included in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Change in fair value of open non-hedge derivative instruments:
Commodity contracts	$146	$(10)	$(50)	$(24)
Interest rate swaps	20	—	20	—
Total	$166	$(10)	$(30)	$(24)

Gain (loss) on settlement of non-hedge derivative instruments:
Commodity contracts	$11	$(38)	$33	$(115)
Interest rate swaps	—	—	—	—
Total	$11	$(38)	$33	$(115)

Gain (loss) on derivative instruments	$177	$(48)	$3	$(139)

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The Company estimates asset retirement obligations pursuant to the provisions of the FASB issued ASC Topic 410, “Asset Retirement and Environmental Obligations”. The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with the future plugging and abandonment of wells and related facilities. Given the unobservable nature of the inputs, including plugging costs and useful lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 9—Asset Retirement Obligations for further discussion of the Company’s asset retirement obligations.

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

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.:

	September 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment	$18	$—	$—	$14	$—	$—
Fixed price swaps	—	186	—	—	216	—
Liabilities:
Fixed price swaps	$—	$—	$—	$—	$—	$—

The following table summarizes the changes in fair value of Viper’s cost method investment during the periods presented:

(in millions)
Value at December 31, 2018	$14
Gain on investment	4
Value at September 30, 2019	$18

Value at December 31, 2017	$34
Impact of adoption of Accounting Standards Update 2016-01	(19)
Gain on investment	5
Value at September 30, 2018	$20

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets:

	September 30, 2019		December 31, 2018
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in millions)
Debt:
Revolving credit facility	$1,629	$1,629	$1,490	$1,490
4.625% Notes due 2021(1)	$400	$411	$400	$393
7.320% Medium-term Notes, Series A, due 2022(1)	$21	$22	$20	$21
4.750% Senior Notes due 2024	$1,250	$1,283	$1,250	$1,204
5.375% Senior Notes due 2025	$800	$837	$800	$782
7.350% Medium-term Notes, Series A, due 2027(1)	$11	$11	$10	$11
7.125% Medium-term Notes, Series B, due 2028(1)	$108	$111	$100	$102
Viper revolving credit facility	$410	$410	$411	$411
Rattler revolving credit facility	$103	$103	$—	$—
DrillCo Agreement	$42	$42	$—	$—

(1)
At the effective time of the Energen Merger, Energen became a wholly owned subsidiary of the Company and remained the issuer of the Energen Notes. These notes were marked to fair value with the excess being amortized.

The fair value of the revolving credit facility, Viper’s revolving credit facility and Rattler’s revolving credit facility approximates their carrying value based on borrowing rates available to the Company for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair value of the Senior Notes and the Energen Notes was determined using the September 30, 2019 quoted market price, a Level 1 classification in the fair value hierarchy.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The following table summarizes operating lease costs for the three months and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in millions)
Operating lease costs	$7	$19

For the nine months ended September 30, 2019, cash paid for operating lease liabilities, and reported in cash flows provided by operating activities on the Company's Statement of Condensed Consolidated Cash Flows, was $19 million. During the nine months ended September 30, 2019, the Company recorded an additional $15 million of right-of-use assets in exchange for new lease liabilities.

The operating lease right-of-use assets were reported in other assets and the current and noncurrent portions of the operating lease liabilities were reported in other accrued liabilities and other long-term liabilities, respectively, on the Condensed Consolidated Balance Sheet. As of September 30, 2019, the operating right-of-use assets were $19 million and operating lease liabilities were $19 million, of which $13 million was classified as current. As of September 30, 2019, the weighted average remaining lease term was 1.6 years and the weighted average discount rate was 8.4%.

Schedule of Operating Lease Liability Maturities. The following table summarizes undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of September 30, 2019:

As of September 30, 2019
(in millions)
2019 (October - December)	$7
2020	8
2021	4
2022	1
2023	—
Thereafter	—
Total lease payments	20
Less: interest	1
Present value of lease liabilities	$19

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

20.    SUBSEQUENT EVENTS

Third Quarter 2019 Dividend Declaration
On November 1, 2019, the Board of Directors of the Company declared a cash dividend for the third quarter of 2019 of $0.1875 per share of common stock, payable on November 22, 2019 to its stockholders of record at the close of business on November 15, 2019.
Commodity Contracts

Subsequent to September 30, 2019, the Company entered into new fixed price basis swaps. The Company’s derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on Crude Oil Brent.

The following tables present the derivative contracts entered into by the Company subsequent to September 30, 2019. When aggregating multiple contracts, the weighted average contract price is disclosed.

January 2020 - December 2020
Oil Three-Way Collars	Brent
Volume (Bbls)	2,525,400
Short put price (per Bbl)	$50.00
Floor price (per Bbl)	$60.00
Ceiling price (per Bbl)	$66.00

Drop-Down and Increase in the Borrowing Base under Viper LLC’s Revolving Credit Facility
On October 1, 2019, the Company completed a transaction to divest certain mineral and royalty interests to Viper for approximately 18.3 million of Viper’s newly-issued Class B units, approximately 18.3 million newly-issued units of Viper LLC and $190 million in cash, after giving effect to closing adjustments for net title benefits. Based on the volume weighted average sales price of Viper’s common units for the ten trading-day period ended July 26, 2019 of approximately $30.07, the transaction is valued at $740 million. See Note 4—Acquisitions for additional information regarding this divestiture.
Viper’s Notes Offering

On October 16, 2019, Viper completed an offering (the “Viper Notes Offering”) of $500 million in aggregate principal amount of its 5.375% Senior Notes due 2027 (the “Viper Notes”). Viper received net proceeds of approximately $492 million from the Viper Notes Offering. Viper loaned the gross proceeds to Viper LLC as described below. Viper LLC used the proceeds from the Viper Notes Offering to pay down borrowings under its revolving credit facility.

The Viper Notes are senior unsecured obligations of Viper, initially are guaranteed on a senior unsecured basis by Viper LLC, and will pay interest semi-annually. Neither the Company nor Viper’s General Partner guarantee the Viper Notes. In the future, each of Viper’s restricted subsidiaries that either (1) guarantees any of its or a guarantor’s other indebtedness or (2) is a domestic restricted subsidiary and is an obligor with respect to any indebtedness under any credit facility will be required to guarantee the Viper Notes.

Amendment to Rattler Credit Agreement
On October 23, 2019, Rattler entered into a first amendment (the “First Amendment”) to the Rattler credit agreement with Rattler LLC, Wells Fargo Bank, National Association, as the administrative agent, and certain lenders from time to time party thereto. The First Amendment, among other things, provides Rattler LLC with additional flexibility to make investments in joint ventures and other third parties, including investments in the Wink to Webster project and the Joint Venture. Pursuant to the First Amendment, the Joint Venture is designated as an unrestricted subsidiary under the Credit Agreement.

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
The following tables summarize the results of the Company's business segments during the periods presented:

	Exploration and Production	Midstream Services	Eliminations	Total
Three Months Ended September 30, 2019:	(in millions)
Third-party revenues	$957	$18	$—	$975
Intersegment revenues	—	97	(97)	—
Total revenues	957	115	(97)	975
Income from operations	321	52	(24)	349
Other income (expense)	143	(1)	(1)	141
Provision for income taxes	99	3	—	102
Net income attributable to non-controlling interest	20	37	(37)	20
Net income attributable to Diamondback Energy	$345	$11	$12	$368
Total assets	$22,452	$1,307	$(206)	$23,553

	Exploration and Production	Midstream Services	Eliminations	Total
Three Months Ended September 30, 2018:	(in millions)
Third-party revenues	$527	$10	$—	$537
Intersegment revenues	—	39	(39)	—
Total revenues	527	49	(39)	537
Income from operations	268	23	(23)	268
Other income (expense)	(65)	—	—	(65)
Provision for income taxes	43	—	—	43
Net income attributable to non-controlling interest	3	—	—	3
Net income attributable to Diamondback Energy	$157	$23	$(23)	$157
Total assets	$9,365	$525	$(83)	$9,807

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

	Exploration and Production	Midstream Services	Eliminations	Total
Nine Months Ended September 30, 2019:	(in millions)
Third-party revenues	$2,802	$58	$—	$2,860
Intersegment revenues	—	264	(264)	—
Total revenues	2,802	322	(264)	2,860
Income from operations	1,004	159	(84)	1,079
Other income (expense)	(116)	(2)	(3)	(121)
Provision for income taxes	167	4	—	171
Net income attributable to non-controlling interest	60	52	(52)	60
Net income attributable to Diamondback Energy	$661	$101	$(35)	$727
Total assets	$22,452	$1,307	$(206)	$23,553

	Exploration and Production	Midstream Services	Eliminations	Total
Nine Months Ended September 30, 2018:	(in millions)
Third-party revenues	$1,509	$34	$—	$1,543
Intersegment revenues	—	99	(99)	—
Total revenues	1,509	133	(99)	1,543
Income from operations	808	63	(55)	816
Other income (expense)	(92)	(2)	—	(94)
Provision for income taxes	83	—	—	83
Net income attributable to non-controlling interest	100	—	—	100
Net income attributable to Diamondback Energy	$533	$61	$(55)	$539
Total assets	$9,365	$525	$(83)	$9,807

22.    GUARANTOR FINANCIAL STATEMENTS

As of September 30, 2019, Diamondback E&P LLC, Diamondback O&G LLC and Energen Corporation and its subsidiaries (the “Guarantor Subsidiaries”) are guarantors under the 2024 Indenture and the 2025 Indenture. In connection with the issuance of the 2024 Senior Notes and the 2025 Senior Notes, Viper, Viper’s General Partner, Viper LLC and Rattler LLC were designated as Non-Guarantor Subsidiaries. The following presents condensed consolidated financial information for the Company (which for purposes of this Note 22 is referred to as the “Parent”), the Guarantor Subsidiaries and the Non–Guarantor Subsidiaries on a consolidated basis. Elimination entries presented are necessary to combine the entities. The information is presented in accordance with the requirements of Rule 3-10 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the Guarantor Subsidiaries operated as independent entities. The Company has not presented separate financial and narrative information for each of the Guarantor Subsidiaries because it believes such financial and narrative information would not provide any additional information that would be material in evaluating the sufficiency of the Guarantor Subsidiaries.

The Rattler entities were not guarantors under the 2024 Senior Notes or the 2025 Senior Notes for the previous periods presented; therefore, the schedules that follow have been adjusted to reflect this correction of an immaterial change.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Balance Sheet
September 30, 2019
(in millions)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$48	$29	$23	$—	$100
Accounts receivable, net	—	493	45	—	538
Accounts receivable - related party	—	—	44	(44)	—
Intercompany receivable	4,223	—	—	(4,223)	—
Inventories	—	32	13	—	45
Derivative instruments	—	140	—	—	140
Prepaid expenses and other	1	20	1	—	22
Total current assets	4,272	714	126	(4,267)	845
Property and equipment:
Oil and natural gas properties, full cost method of accounting	—	22,964	2,037	(179)	24,822
Midstream assets	—	—	884	—	884
Other property, equipment and land	—	61	91	—	152
Accumulated depletion, depreciation, amortization and impairment	—	(3,425)	(353)	(37)	(3,815)
Net property and equipment	—	19,600	2,659	(216)	22,043
Funds held in escrow	—	—	7	—	7
Equity method investments	—	—	225	—	225
Derivative instruments	—	58	—	—	58
Investment in subsidiaries	12,460	—	—	(12,460)	—
Deferred tax asset	—	—	158	—	158
Investment in real estate, net	—	—	111	—	111
Other assets	—	79	27	—	106
Total assets	$16,732	$20,451	$3,313	$(16,943)	$23,553
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$—	$233	$—	$—	$233
Intercompany payable	—	4,267	—	(4,267)	—
Accrued capital expenditures	—	385	42	—	427
Other accrued liabilities	39	228	37	—	304
Revenues and royalties payable	—	207	—	—	207
Derivative instruments	—	10	—	—	10
Total current liabilities	39	5,330	79	(4,267)	1,181
Long-term debt	2,037	2,211	513	—	4,761
Derivative instruments	—	2	—	—	2
Asset retirement obligations	—	81	9	—	90
Deferred income taxes	606	1,408	5	—	2,019
Other long-term liabilities	—	11	—	—	11
Total liabilities	2,682	9,043	606	(4,267)	8,064
Commitments and contingencies
Stockholders’ equity	14,050	11,408	1,518	(12,926)	14,050
Non-controlling interest	—	—	1,189	250	1,439
Total equity	14,050	11,408	2,707	(12,676)	15,489
Total liabilities and equity	$16,732	$20,451	$3,313	$(16,943)	$23,553

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Balance Sheet
December 31, 2018
(in millions)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$84	$100	$31	$—	$215
Accounts receivable, net	—	351	41	—	392
Accounts receivable - related party	—	—	9	(9)	—
Intercompany receivable	4,469	195	—	(4,664)	—
Inventories	—	28	9	—	37
Derivative instruments	—	231	—	—	231
Prepaid expenses and other	3	43	4	—	50
Total current assets	4,556	948	94	(4,673)	925
Property and equipment:
Oil and natural gas properties, full cost method of accounting	—	20,675	1,717	(93)	22,299
Midstream assets	—	284	416	—	700
Other property, equipment and land	—	71	76	—	147
Accumulated depletion, depreciation, amortization and impairment	—	(2,486)	(276)	(12)	(2,774)
Net property and equipment	—	18,544	1,933	(105)	20,372
Equity method investments	—	1	—	—	1
Investment in subsidiaries	11,576	112	—	(11,688)	—
Deferred tax asset	—	—	97	—	97
Investment in real estate, net	—	12	104	—	116
Other assets	—	68	17	—	85
Total assets	$16,132	$19,685	$2,245	$(16,466)	$21,596
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$—	$128	$—	$—	$128
Intercompany payable	—	4,673	—	(4,673)	—
Accrued capital expenditures	—	495	—	—	495
Other accrued liabilities	14	170	69	—	253
Revenues and royalties payable	—	143	—	—	143
Total current liabilities	14	5,609	69	(4,673)	1,019
Long-term debt	2,036	2,017	411	—	4,464
Derivative instruments	—	15	—	—	15
Asset retirement obligations	—	136	—	—	136
Deferred income taxes	382	1,403	—	—	1,785
Other long-term liabilities	—	10	—	—	10
Total liabilities	2,432	9,190	480	(4,673)	7,429
Commitments and contingencies
Stockholders’ equity	13,700	10,495	1,070	(11,565)	13,700
Non-controlling interest	—	—	695	(228)	467
Total equity	13,700	10,495	1,765	(11,793)	14,167
Total liabilities and equity	$16,132	$19,685	$2,245	$(16,466)	$21,596

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2019
(in millions)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$817	$—	$65	$882
Natural gas sales	—	14	—	2	16
Natural gas liquid sales	—	54	—	4	58
Royalty income	—	—	71	(71)	—
Lease bonus	—	—	1	—	1
Midstream services	—	—	112	(96)	16
Other operating income	—	—	3	(1)	2
Total revenues	—	885	187	(97)	975
Costs and expenses:
Lease operating expenses	—	174	—	(46)	128
Production and ad valorem taxes	—	56	5	—	61
Gathering and transportation	—	29	—	(4)	25
Midstream services	—	—	47	(21)	26
Depreciation, depletion and amortization	—	329	29	7	365
General and administrative expenses	3	17	3	(4)	19
Asset retirement obligation accretion	—	—	1	—	1
Other operating expense	—	(1)	2	—	1
Total costs and expenses	3	604	87	(68)	626
Income (loss) from operations	(3)	281	100	(29)	349
Other income (expense)
Interest expense, net	(11)	(22)	(5)	—	(38)
Other income (expense), net	1	3	—	(2)	2
Gain on derivative instruments, net	—	177	—	—	177
Total other income (expense), net	(10)	158	(5)	(2)	141
Income (loss) before income taxes	(13)	439	95	(31)	490
Provision for income taxes	107	—	(5)	—	102
Net income (loss)	(120)	439	100	(31)	388
Net income (loss) attributable to non-controlling interest	—	—	80	(60)	20
Net income (loss) attributable to Diamondback Energy, Inc.	$(120)	$439	$20	$29	$368

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2018
(in millions)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$391	$—	$63	$454
Natural gas sales	—	10	—	4	14
Natural gas liquid sales	—	50	—	7	57
Royalty income	—	—	74	(74)	—
Lease bonus	—	—	4	(3)	1
Midstream services	—	—	46	(38)	8
Other operating income	—	—	4	(1)	3
Total revenues	—	451	128	(42)	537
Costs and expenses:
Lease operating expenses	—	59	—	(10)	49
Production and ad valorem taxes	—	28	5	—	33
Gathering and transportation	—	10	1	(5)	6
Midstream services	—	1	19	—	20
Depreciation, depletion and amortization	—	119	23	4	146
General and administrative expenses	7	9	1	(3)	14
Other operating expense	—	(1)	2	—	1
Total costs and expenses	7	225	51	(14)	269
Income (loss) from operations	(7)	226	77	(28)	268
Other income (expense)
Interest expense, net	(11)	(4)	(4)	—	(19)
Other income (expense), net	1	1	1	(1)	2
Loss on derivative instruments, net	—	(48)	—	—	(48)
Total other expense, net	(10)	(51)	(3)	(1)	(65)
Income (loss) before income taxes	(17)	175	74	(29)	203
Provision for income taxes	42	—	1	—	43
Net income (loss)	(59)	175	73	(29)	160
Net income (loss) attributable to non-controlling interest	—	—	49	(46)	3
Net income (loss) attributable to Diamondback Energy, Inc.	$(59)	$175	$24	$17	$157

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2019
(In millions)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$2,389	$—	$183	$2,572
Natural gas sales	—	31	—	5	36
Natural gas liquid sales	—	176	—	14	190
Royalty income	—	—	202	(202)	—
Lease bonus	—	—	4	—	4
Midstream services	—	—	312	(261)	51
Other operating income	—	—	10	(3)	7
Total revenues	—	2,596	528	(264)	2,860
Costs and expenses:
Lease operating expenses	—	465	—	(101)	364
Production and ad valorem taxes	—	167	13	—	180
Gathering and transportation	—	65	—	(11)	54
Midstream services	—	—	122	(62)	60
Depreciation, depletion and amortization	—	943	82	21	1,046
General and administrative expenses	27	39	11	(9)	68
Asset retirement obligation accretion	—	5	1	—	6
Other operating expense	—	—	3	—	3
Total costs and expenses	27	1,684	232	(162)	1,781
Income (loss) from operations	(27)	912	296	(102)	1,079
Other income (expense)
Interest expense, net	(32)	(89)	(12)	—	(133)
Other income (expense), net	2	7	1	(5)	5
Gain on derivative instruments, net	—	3	—	—	3
Gain on revaluation of investment	—	—	4	—	4
Total other income (expense), net	(30)	(79)	(7)	(5)	(121)
Income (loss) before income taxes	(57)	833	289	(107)	958
Provision for (benefit from) income taxes	209	—	(38)	—	171
Net income (loss)	(266)	833	327	(107)	787
Net income (loss) attributable to non-controlling interest	—	—	181	(121)	60
Net income (loss) attributable to Diamondback Energy, Inc.	$(266)	$833	$146	$14	$727

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2018
(In millions)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues:
Oil sales	$—	$1,149	$—	$185	$1,334
Natural gas sales	—	31	—	9	40
Natural gas liquid sales	—	116	—	17	133
Royalty income	—	—	211	(211)	—
Lease bonus	—	—	5	(3)	2
Midstream services	—	—	124	(97)	27
Other operating income	—	—	9	(2)	7
Total revenues	—	1,296	349	(102)	1,543
Costs and expenses:
Lease operating expenses	—	159	—	(30)	129
Production and ad valorem taxes	—	79	14	—	93
Gathering and transportation	—	28	1	(12)	17
Midstream services	—	—	49	—	49
Depreciation, depletion and amortization	—	319	60	12	391
General and administrative expenses	21	22	6	(4)	45
Asset retirement obligation accretion	—	1	—	—	1
Other operating expenses	—	—	2	—	2
Total costs and expenses	21	608	132	(34)	727
Income (loss) from operations	(21)	688	217	(68)	816
Other income (expense)
Interest expense, net	(30)	(10)	(9)	—	(49)
Other income (expense), net	1	91	(1)	(2)	89
Loss on derivative instruments, net	—	(139)	—	—	(139)
Gain on revaluation of investment	—	—	5	—	5
Total other expense, net	(29)	(58)	(5)	(2)	(94)
Income (loss) before income taxes	(50)	630	212	(70)	722
Provision for (benefit from) income taxes	154	—	(71)	—	83
Net income (loss)	(204)	630	283	(70)	639
Net income attributable to non-controlling interest	—	—	78	22	100
Net income (loss) attributable to Diamondback Energy, Inc.	$(204)	$630	$205	$(92)	$539

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2019
(in millions)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$(3)	$1,529	$326	$—	$1,852
Cash flows from investing activities:
Additions to oil and natural gas properties	—	(1,987)	—	—	(1,987)
Additions to midstream assets	—	—	(186)	—	(186)
Purchase of other property, equipment and land	—	(8)	—	—	(8)
Acquisition of leasehold interests	—	(311)	—	—	(311)
Acquisition of mineral interests	—	—	(320)	—	(320)
Proceeds from sale of assets	—	301	—	—	301
Investment in real estate	—	—	(1)	—	(1)
Funds held in escrow	—	—	(7)	—	(7)
Equity investments	—	(149)	(76)	—	(225)
Net cash used in investing activities	—	(2,154)	(590)	—	(2,744)
Cash flows from financing activities:
Proceeds from borrowing under credit facility	—	930	479	—	1,409
Repayment under credit facility	—	(789)	(379)	—	(1,168)
Proceeds from joint venture	—	42	—	—	42
Debt issuance costs	(116)	114	(5)	—	(7)
Public offering costs	—	—	(40)	—	(40)
Proceeds from public offerings	—	—	1,106	—	1,106
Distribution to parent	—	—	(727)	727	—
Contributions from subsidiaries	—	727	—	(727)	—
Distributions from subsidiary	99	—	—	(99)	—
Proceeds from exercise of stock options	9	—	—	—	9
Repurchased for tax withholdings	(13)	—	—	—	(13)
Repurchased as part of share buyback	(400)	—	—	—	(400)
Dividends to stockholders	(82)	—	—	—	(82)
Distributions to non-controlling interest	—	—	(178)	99	(79)
Intercompany transfers	470	(470)	—	—	—
Net cash (used in) provided by financing activities	(33)	554	256	—	777
Net increase (decrease) in cash and cash equivalents	(36)	(71)	(8)	—	(115)
Cash and cash equivalents at beginning of period	84	100	31	—	215
Cash and cash equivalents at end of period	$48	$29	$23	$—	$100

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2018
(in millions)
			Non–
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$861	$292	$—	$1,153
Cash flows from investing activities:
Additions to oil and natural gas properties	—	(1,010)	—	—	(1,010)
Additions to midstream assets	—	(21)	(109)	—	(130)
Purchase of other property, equipment and land	—	3	(5)	—	(2)
Acquisition of leasehold interests	—	(186)	—	—	(186)
Acquisition of mineral interests	—	170	(506)	—	(336)
Proceeds from sale of assets	—	6	1	—	7
Investment in real estate	—	(111)	—	—	(111)
Funds held in escrow	—	(51)	—	—	(51)
Intercompany transfers	(22)	22	—	—	—
Net cash used in investing activities	(22)	(1,178)	(619)	—	(1,819)
Cash flows from financing activities:
Proceeds from borrowing under credit facility	—	471	557	—	1,028
Repayment under credit facility	—	(868)	(354)	—	(1,222)
Proceeds from senior notes	1,062	—	—	—	1,062
Debt issuance costs	(14)	—	—	—	(14)
Public offering costs	—	—	(3)	—	(3)
Proceeds from public offerings	—	—	306	—	306
Contributions to subsidiaries	(1)	—	(1)	2	—
Contributions by members	—	—	2	(2)	—
Distributions from subsidiary	113	—	—	(113)	—
Dividends to stockholders	(25)	—	—	—	(25)
Distributions to non-controlling interest	—	—	(182)	113	(69)
Intercompany transfers	(696)	695	1	—	—
Net cash provided by financing activities	439	298	326	—	1,063
Net increase (decrease) in cash and cash equivalents	417	(19)	(1)	—	397
Cash and cash equivalents at beginning of period	54	34	24	—	112
Cash and cash equivalents at end of period	$471	$15	$23	$—	$509

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

As of September 30, 2019, we had approximately 379,897 net acres, which primarily consisted of approximately 193,006 net acres in the Midland Basin and approximately 158,799 net acres in the Delaware Basin. As of December 31, 2018, we had an estimated 11,868 gross horizontal locations that we believe to be economic at $60 per Bbl West Texas Intermediate, or WTI.

The following table sets forth the total number of operated horizontal wells drilled and completed during the three months and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019(1)				Nine Months Ended September 30, 2019(2)
	Drilled		Completed		Drilled		Completed
Area	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Midland Basin	43	42	51	45	133	121	134	123
Delaware Basin	40	37	37	37	122	110	105	96
Total	83	79	88	82	255	231	239	219

(1)
The average lateral length for the wells completed during the third quarter of 2019 was 9,549 feet. Operated completions during the third quarter of 2019 consisted of 58 Wolfcamp A wells, ten Lower Spraberry wells, seven Wolfcamp B wells, four Middle Spraberry wells, four Jo Mill wells, two Second Bone Springs wells, one Third Bone Springs well, one Wolfcamp D well and one Meramec well.

(2)
The average lateral length for wells completed during the nine months of 2019 was 9,665 feet, and consisted of 142 Wolfcamp A wells, 43 Lower Spraberry wells, 25 Wolfcamp B wells, nine Middle Spraberry wells, seven Second Bone Springs wells, six Jo Mill wells, five Third Bone Springs wells, one Wolfcamp D well and one Meramec well.

As of September 30, 2019, we operated the following wells:

	Vertical Wells		Horizontal Wells		Total
Area	Gross	Net	Gross	Net	Gross	Net
Midland Basin	1,585	1,485	956	872	2,541	2,357
Delaware Basin	33	30	462	437	495	467
Total	1,618	1,515	1,418	1,309	3,036	2,824

As of September 30, 2019, we held interests in 4,002 gross (2,916 net) wells, including wells that we do not operate.

Our development program is focused entirely within the Permian Basin, where we continue to focus on long-lateral multi-well pad development. Our horizontal development consists of multiple targeted intervals, primarily within the Wolfcamp and Spraberry formations in the Midland Basin and the Wolfcamp and Bone Springs formations in the Delaware Basin.

Midstream Operations

In our midstream operations segment, Rattler’s crude oil infrastructure assets consist of gathering pipelines and metering facilities, which collectively gather crude oil for its customers. Rattler’s facilities gather crude oil from horizontal and vertical wells in our ReWard, Spanish Trail, Pecos and Fivestones areas within the Permian Basin. Rattler’s natural gas gathering and compression system consists of gathering pipelines, compression and metering facilities, which collectively service the production from our Pecos area assets within the Permian Basin. Rattler’s fresh water sourcing and distribution assets consists of water wells, frac pits, pipelines and water treatment facilities, which collectively gather and distribute water from Permian Basin aquifers to the drilling and completion sites through buried pipelines and temporary surface pipelines. Rattler’s saltwater gathering and disposal system spans approximately 460 miles and consists of gathering pipelines along with SWD wells and facilities which collectively gather and dispose of saltwater from operations throughout our Permian Basin acreage.

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

The following table presents the breakdown of our oil and natural gas revenues for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Oil sales	92%	86%	92%	89%
Natural gas sales	2%	3%	1%	3%
Natural gas liquid sales	6%	11%	7%	8%
	100%	100%	100%	100%

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

The following table sets forth information related to commodity prices for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
High and Low Futures Contract Prices:
Oil ($/Bbl, WTI Futures Contract 1)
High	$62.90	$74.14	$66.30	$74.15
Low	$51.09	$65.01	$46.54	$59.19
Natural Gas ($/MMBtu, Futures Contract 1)
High	$2.68	$3.08	$3.59	$3.63
Low	$2.07	$2.72	$2.07	$2.55

Average realized oil price ($/Bbl)	$51.71	$55.96	$50.86	$59.56
Average WTI Futures Contract 1 ($/Bbl)	$56.44	$69.43	$57.10	$66.79
Differential to WTI Futures Contract 1	(4.73)	(13.47)	(6.24)	(7.23)
Average realized oil price to WTI Futures Contract 1	92%	81%	89%	89%

Average realized natural gas price ($/Mcf)	$0.62	$1.86	$0.52	$1.85
Average Natural Gas Futures Contract 1 ($/Mcf)	$2.33	$2.86	$2.56	$2.85
Differential to Natural Gas Futures Contract 1	(1.71)	(1.00)	(2.04)	(1.00)
Average realized natural gas price to Natural Gas Futures Contract 1	27%	65%	20%	65%

Average realized natural gas liquids price ($/Bbl)	$11.61	$30.26	$14.14	$27.93
Average WTI Futures Contract 1 ($/Bbl)	$56.44	$69.43	$57.10	$66.79
Average realized natural gas liquids price to WTI Futures Contract 1	21%	44%	25%	42%

On September 30, 2019, the WTI Futures Contract 1 price for crude oil was $54.07 per Bbl and the Natural Gas Futures Contract 1 price was $2.33 per MMBtu.

2019 Recent Developments

Rattler Midstream LP

Rattler is a publicly traded Delaware limited partnership, the common units of which are listed on the Nasdaq Global Select Market under the symbol “RTLR”. Rattler was formed by Diamondback in July 2018 to own, operate, develop and acquire midstream infrastructure assets in the Midland and Delaware Basins of the Permian Basin. Rattler Midstream GP LLC, or Rattler’s General Partner, a wholly-owned subsidiary of Diamondback, serves as the general partner of Rattler. As of September 30, 2019, Diamondback owned approximately 71% of Rattler’s total units outstanding.

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

Third Quarter 2019 Dividend Declaration

On November 1, 2019, our board of directors declared a cash dividend for the third quarter of 2019 of $0.1875 per share of common stock, payable on November 22, 2019 to our stockholders of record at the close of business on November 15, 2019.

Stock Repurchase Program

In May 2019, our board of directors approved a stock repurchase program to acquire up to $2 billion of our outstanding common stock through December 31, 2020. This repurchase program is another component of our capital return program that includes the quarterly dividend discussed above. We anticipate that the repurchase program will be funded primarily by free cash flow generated from operations and liquidity events such as the sale of assets. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require us to acquire any specific number of shares. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the three months and nine months ended September 30, 2019, we repurchased approximately $296 million and $400 million, respectively, of common stock under our repurchase program. As of September 30, 2019, $1.6 billion remains available for use to repurchase shares under the Company's common stock repurchase program.

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

Drop-Down and Increase in the Borrowing Base under Viper LLC’s Revolving Credit Facility
On October 1, 2019, we completed a transaction to divest certain mineral and royalty interests to Viper for 18.3 million of Viper’s newly-issued Class B units, 18.3 million newly-issued units of Viper LLC and $190 million in cash, after giving effect to closing adjustments for net title benefits, which we refer to as the Drop-Down. Based on the volume weighted average sales price of Viper’s common units for the ten trading-day period ended July 26, 2019 of approximately $30.07, the transaction is valued at $740 million. The mineral and royalty interests divested in the Drop-Down represent approximately 5,490 net royalty acres across the Midland and Delaware Basins, of which over 95% are operated by us, and have an average net royalty interest of approximately 3.2%.
Amendments to Viper’s Revolving Credit Facility

On September 24, 2019, Viper entered into a second amendment to Viper’s revolving credit facility with Wells Fargo, as administrative agent, and certain required lenders party thereto, which provided for an automatic increase of the borrowing base of $125 million upon the closing of the Drop-Down and the satisfaction of certain conditions set forth therein. On October 1, 2019, upon closing of the Drop-Down and the satisfaction of such conditions, the borrowing base was increased from $600 million to $725 million.

On October 8, 2019, in connection with the commencement of the Viper Notes Offering described below, Viper entered into a third amendment to Viper LLC’s revolving credit facility with Wells Fargo, as administrative agent, and certain required lenders party thereto, which provides for the waiver of the automatic reduction of the borrowing base that would otherwise occur upon the consummation of the Viper Notes Offering. In addition, the third amendment increased the maximum amount of unsecured senior or senior subordinated notes that may be issued by Viper LLC or Viper from $400 million to $1.0 billion. The amendment was approved by the requisite percentage of lenders under the revolving credit facility and became effective on October 8, 2019. If the amendment had not been approved, the borrowing base under the revolving credit facility would have decreased by $125 million upon consummation of the Viper Notes Offering.

Viper’s Notes Offering

On October 16, 2019, Viper completed an offering, which we refer to as the Viper Notes Offering of $500 million in aggregate principal amount of its 5.375% Senior Notes due 2027, which we refer to as the Viper Notes. Viper received net proceeds of approximately $492 million from the Viper Notes Offering. Viper loaned the gross proceeds to Viper LLC. Viper LLC used the proceeds from the Viper Notes Offering to pay down borrowings under its revolving credit facility.

The Viper Notes are senior unsecured obligations of Viper, initially are guaranteed on a senior unsecured basis by Viper LLC, and will pay interest semi-annually. Neither we nor Viper’s General Partner guarantee the Viper Notes. In the future, each of Viper’s restricted subsidiaries that either (1) guarantees any of its or a guarantor’s other indebtedness or (2) is a domestic restricted subsidiary and is an obligor with respect to any indebtedness under any credit facility will be required to guarantee the Viper Notes.

Amendment to Rattler Credit Agreement
On October 23, 2019, Rattler entered into the First Amendment to the Rattler credit agreement with Rattler LLC, Wells Fargo Bank, National Association, as the administrative agent, and certain lenders from time to time party thereto. The First Amendment, among other things, provides Rattler LLC with additional flexibility to make investments in joint ventures and other third parties, including investments in the Wink to Webster project and the Joint Venture. Pursuant to the First Amendment, the Joint Venture is designated as an unrestricted subsidiary under the Credit Agreement.

Results of Operations

The following table sets forth selected historical operating data for the three months and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Production Data:
Oil (MBbls)	17,064	8,120	50,581	22,399
Natural gas (MMcf)	26,271	7,804	69,394	21,717
Natural gas liquids (MBbls)	4,974	1,893	13,420	4,776
Combined volumes (MBOE)	26,417	11,314	75,567	30,794

Average Daily Production:
Oil (Bbls/d)	185,478	88,262	185,278	82,046
Natural gas (Mcf/d)	285,554	84,826	254,191	79,549
Natural gas liquids (Bbls/d)	54,068	20,575	49,159	17,495
Daily combined volumes (BOE/d)	287,138	122,975	276,802	112,799

Average Prices:
Oil ($ per Bbl)	$51.71	$55.96	$50.86	$59.56
Natural gas ($ per Mcf)	$0.62	$1.86	$0.52	$1.85
Natural gas liquids ($ per Bbl)	$11.61	$30.26	$14.14	$27.93
Combined ($ per BOE)	$36.20	$46.51	$37.03	$48.95
Oil, hedged ($ per Bbl)(1)	$51.84	$51.20	$50.99	$54.35
Natural gas, hedged ($ per MMbtu)(1)	$0.69	$1.89	$0.74	$1.89
Natural gas liquids, hedged ($ per Bbl)(1)	$12.83	$30.26	$14.93	$27.93
Average price, hedged ($ per BOE)(1)	$36.59	$43.11	$37.46	$45.20

(1)
Hedged prices reflect the effect of our commodity derivative transactions on our average sales prices. Our calculation of such effects include gains and losses on cash settlements for commodity derivatives, which we do not designate for hedge accounting.

Production Data

Substantially all of our revenues are generated through the sale of oil, natural gas liquids and natural gas production. The following tables set forth our production data for the three months and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Oil (MBbls)	65%	72%	67%	73%
Natural gas (MMcf)	17%	11%	15%	12%
Natural gas liquids (MBbls)	18%	17%	18%	15%
	100%	100%	100%	100%

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	Midland Basin	Delaware Basin	Other(1)	Total	Midland Basin	Delaware Basin	Other(2)	Total
	(in thousands)
Production Data:
Oil (MBbls)	10,105	6,881	78	17,064	5,667	2,395	58	8,120
Natural gas (MMcf)	12,839	13,224	208	26,271	5,080	2,568	156	7,804
Natural gas liquids (MBbls)	2,748	2,179	47	4,974	1,423	442	28	1,893
Total (MBoe)	14,993	11,264	160	26,417	7,937	3,265	112	11,314

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	Midland Basin	Delaware Basin	Other(1)	Total	Midland Basin	Delaware Basin	Other(2)	Total
	(in thousands)
Production Data:
Oil (MBbls)	30,411	18,810	1,360	50,581	16,715	5,538	146	22,399
Natural gas (MMcf)	33,605	34,846	943	69,394	14,538	6,796	383	21,717
Natural gas liquids (MBbls)	7,533	5,721	166	13,420	3,738	974	64	4,776
Total (MBoe)	43,545	30,339	1,683	75,567	22,876	7,645	273	30,794

(1)	Includes the Central Basin Platform, the Eagle Ford Shale and the Rockies.

(2)	Includes the Eagle Ford Shale.

Comparison of the Three Months Ended September 30, 2019 and 2018 and Nine Months Ended September 30, 2019 and 2018

Oil, Natural Gas and Natural Gas Liquids Revenues. Our oil, natural gas and natural gas liquids revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes. Our oil, natural gas and natural gas liquids revenues for the three months ended September 30, 2019 increased by $431 million, or 82%, to $956 million from $525 million during the three months ended September 30, 2018, primarily due to an increase in oil, natural gas and natural gas liquids production volumes partially offset by lower average sales prices. The increase in production volumes was due to a combination of increased drilling activity and growth through acquisitions.

Our oil, natural gas and natural gas liquids revenues for the nine months ended September 30, 2019 increased by $1.3 billion, or 86%, to $2.8 billion from $1.5 billion during the nine months ended September 30, 2018, primarily due to an increase in oil, natural gas and natural gas liquids production volumes partially offset by lower average sales prices. The increase in production volumes was due to a combination of increased drilling activity and growth through acquisitions.

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

	Three Months Ended September 30, 2019 Compared to 2018			Nine Months Ended September 30, 2019 Compared to 2018
	Change in prices	Production volumes(1)	Total net dollar effect of change	Change in prices	Production volumes(1)	Total net dollar effect of change
			(in millions)
Effect of changes in price:
Oil	$(4.25)	17,064	$(72)	$(8.70)	50,581	$(440)
Natural gas	$(1.24)	26,271	(33)	$(1.33)	69,394	(92)
Natural gas liquids	$(18.65)	4,974	(92)	$(13.79)	13,420	(185)
Total revenues due to change in price			$(197)			$(717)

	Change in production volumes(1)	Prior period Average Prices	Total net dollar effect of change	Change in production volumes(1)	Prior period Average Prices	Total net dollar effect of change
			(in millions)
Effect of changes in production volumes:
Oil	8,944	$55.96	$501	28,182	$59.56	$1,679
Natural gas	18,467	$1.86	34	47,677	$1.85	88
Natural gas liquids	3,081	$30.26	93	8,644	$27.93	241
Total revenues due to change in production volumes			628			2,008
Total change in revenues			$431			$1,291

(1)	Production volumes are presented in MBbls for oil and natural gas liquids and MMcf for natural gas.

Realized pricing improved in the third quarter of 2019 compared to the second quarter of 2019 as some of our fixed differential contracts began to roll off and convert to commitments on new-build long-haul pipelines and others moved closer to current Midland market price. Based on current market differentials and estimated in-basin gathering cost, we continue to expect to realize approximately 88% to 92% or greater of WTI in the future remainder of 2019 and approximately 100% or greater of WTI in 2020.

Lease Bonus Revenue. The following table shows lease bonus revenue for the three months and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Lease bonus revenue	$1	$1	$4	$2

Lease bonus revenue for the three months ended September 30, 2019 was attributable to lease bonus payments of less than $1 million to extend the term of three leases and lease bonus payments of less than $1 million on three new leases. Lease bonus revenue for the nine months ended September 30, 2019 was attributable to lease bonus payments of less than $1 million to extend the term of seven leases and lease bonus payments of $3 million on 11 new leases.

Lease bonus revenue for the three months ended September 30, 2018 was attributable to lease bonus payments of $1 million to extend the term of 13 leases. Lease bonus revenue for the nine months ended September 30, 2018 was attributable to lease bonus payments of $2 million to extend the term of 16 leases.

Midstream Services Revenue. The following table shows midstream services revenue for the three months and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Midstream services revenue	$16	$8	$51	$27

Our midstream services revenue represents fees charged to our joint interest owners and third parties for the transportation of oil and natural gas along with water gathering and related disposal facilities. These assets complement our operations in areas where we have significant production.

Lease Operating Expenses. The following table shows lease operating expenses for the three months and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(in millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$128	$4.85	$49	$4.34	$364	$4.82	$129	$4.19

Lease operating expenses for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 increased by $79 million, or $0.51 per BOE. Lease operating expenses for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 increased by $235 million, or $0.63 per BOE. In both cases, lease operating expenses increased primarily due to increased power generation costs as a result of reduced electrical availability. We are actively working to mitigate this issue and expect these costs to decrease in the future.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the three months and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(in millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE
Production taxes	$45	$1.69	$26	$2.30	$132	$1.75	$74	$2.39
Ad valorem taxes	16	0.62	7	0.66	48	0.63	19	0.63
Total production and ad valorem expense	$61	$2.31	$33	$2.96	$180	$2.38	$93	$3.02
In general, production taxes and ad valorem taxes are directly related to commodity price changes; however, Texas ad valorem taxes are based upon prior year commodity prices, among other factors, whereas production taxes are based upon current year commodity prices. Production taxes for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 increased by $19 million due to acquisitions of new wells combined with well completions. Production taxes per BOE for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 decreased by $0.61 primarily due to a higher percentage increase in production volumes as compared to production taxes. Ad valorem taxes for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 increased by $9 million due to the addition of taxes associated with wells drilled in 2018 that are now being assessed by the county for 2019 taxes coupled with wells acquired in 2018.

Production taxes for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 increased by $58 million due to increased overall production from acquisitions and well completions. Production taxes per BOE for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 decreased by $0.64 primarily due to a higher percentage increase in production volumes as compared to production taxes. Ad valorem taxes for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 increased by $29 million due to the addition of acquired and completed wells from the latter half of 2018.

Midstream Services Expense. The following table shows midstream services expense for the three months and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Midstream services expense	$26	$20	$60	$49

Midstream services expense represents costs incurred to operate and maintain our oil and natural gas gathering and transportation systems, natural gas lift, compression infrastructure and water transportation facilities.

Depreciation, Depletion and Amortization. The following table provides the components of our depreciation, depletion and amortization expense for the three months and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in millions, except BOE amounts)
Depletion of proved oil and natural gas properties	$353	$138	$1,009	$371
Depreciation of midstream assets	9	6	25	14
Depreciation of other property and equipment	3	2	12	6
Depreciation, depletion and amortization expense	$365	$146	$1,046	$391
Oil and natural gas properties depreciation, depletion and amortization per BOE	$13.33	$12.23	$13.34	$12.04

The increase in depletion of proved oil and natural gas properties of $215 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 resulted primarily from higher production levels and an increase in net book value on new reserves added. The increase in depletion of proved oil and natural gas properties of $638 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 resulted primarily from higher production levels and an increase in net book value on new reserves added.

General and Administrative Expenses. The following table shows general and administrative expenses for the three months and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(in millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$15	$0.59	$9	$0.78	$41	$0.55	$27	$0.86
Non-cash stock-based compensation	4	0.16	5	0.47	27	0.36	18	0.60
Total general and administrative expenses	$19	$0.75	$14	$1.25	$68	$0.91	$45	$1.46

General and administrative expenses for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 increased by $5 million primarily due to an increase in salaries and benefits as a result of increased head count. General and administrative expenses for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 increased by $23 million primarily due to an increase in salaries and benefits as a result of increased head count.

Net Interest Expense. The following table shows net interest expense for the three months and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Net interest expense	$38	$19	$133	$49

Net interest expense for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, increased by $19 million. This increase was primarily due to a higher interest rate and increased average borrowings under our credit facility during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Net interest expense for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, increased by $84 million. This increase was primarily due to a higher interest rate and increased average borrowings under our credit facility during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 as well as an increase in interest expense of $9 million related to our DrillCo Agreement.

Derivatives. The following table shows the gain (loss) on derivative instruments, net for the three months and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Change in fair value of open non-hedge derivative instruments	$166	$(10)	$(30)	$(24)
Gain (loss) on settlement of non-hedge derivative instruments	11	(38)	33	(115)
Gain (loss) on derivative instruments	$177	$(48)	$3	$(139)

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

Provision for Income Taxes. The following table shows provision for (benefit from) income taxes for the three months and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Provision for income taxes	$102	$43	$171	$83

The change in our income tax provision was primarily due to the increase in pre-tax book income for the three months ended September 30, 2019, partially offset by a discrete income tax benefit resulting from estimated deferred taxes recognized as a result of Viper’s change in tax status for the three months ended September 30, 2019.

The change in our income tax provision was primarily due to the increase in pre-tax income for the nine months ended September 30, 2019 and the change in the discrete income tax benefit resulting from estimated deferred taxes recognized as a result of Viper’s change in tax status for the nine months ended September 30, 2019 and 2018.

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

Liquidity and Cash Flow

Our cash flows for the nine months ended September 30, 2019 and 2018 are presented below:

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Net cash provided by operating activities	$1,852	$1,153
Net cash used in investing activities	(2,744)	(1,819)
Net cash provided by financing activities	777	1,063
Net increase (decrease) in cash	$(115)	$397

Operating Activities

Net cash provided by operating activities was $1.9 billion for the nine months ended September 30, 2019 as compared to $1.2 billion for the nine months ended September 30, 2018. The increase in operating cash flows is primarily the result of an increase in our oil and natural gas revenues due to an increase in production growth partially offset by a decrease in average prices during the nine months ended September 30, 2019.

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

Investing Activities

The purchase and development of oil and natural gas properties accounted for the majority of our cash outlays for investing activities. Net cash used in investing activities was $2.7 billion and $1.8 billion during the nine months ended September 30, 2019 and 2018, respectively.

During the nine months ended September 30, 2019, we spent (a) $2.0 billion on capital expenditures in conjunction with our development program, in which we drilled 255 gross (231 net) operated horizontal wells, of which 122 gross (110 net) wells were in the Delaware Basin and the remaining wells were in the Midland Basin, and turned 239 gross (219 net) operated horizontal wells into production, of which 105 gross (96 net) wells were in the Delaware Basin and the remaining wells were in the Midland Basin, (b) $186 million on additions to midstream assets, (c) $311 million on leasehold acquisitions, (d) $320 million for the acquisition of mineral interests, (e) $225 million on equity investments, (f) $8 million for the purchase of other property and equipment, (g) $7 million for funds held in escrow and (h) $1 million for investment in real estate.

During the nine months ended September 30, 2018, we spent (a) $1.0 billion on capital expenditures in conjunction with our drilling program and related infrastructure projects, in which we drilled 134 gross (120 net) operated horizontal wells, of which 53 gross (49 net) wells were in the Delaware Basin and the remaining wells were in the Midland Basin, and turned 128 gross (113 net) operated horizontal wells into production, of which 54 gross (48 net) wells were in the Delaware Basin and the remaining wells were in the Midland Basin, (b) $130 million on additions to midstream assets, (c) $186 million on leasehold acquisitions, (d) $336 million for mineral interests acquisitions, (e) $111 million for investment in real estate, (f) $51 million for funds held in escrow and (g) $2 million for the purchase of other property and equipment.

Our investing activities for the nine months ended September 30, 2019 and 2018 are summarized in the following table:

	Nine Months Ended September 30,
	2019	2018
	(in millions)
Drilling, completion and non-operated	$(1,883)	$(900)
Additions to infrastructure assets	(104)	(110)
Additions to midstream assets	(186)	(130)
Purchase of other property, equipment and land	(8)	(2)
Acquisition of leasehold interests	(311)	(186)
Acquisition of mineral interests	(320)	(336)
Proceeds from sale of assets	301	7
Investment in real estate	(1)	(111)
Funds held in escrow	(7)	(51)
Equity investments	(225)	—
Net cash used in investing activities	$(2,744)	$(1,819)

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 and 2018 was $777 million and $1.1 billion, respectively. During the nine months ended September 30, 2019, the amount provided by financing activities was primarily attributable to $341 million in net proceeds from Viper’s public offering completed on March 1, 2019, $720 million in net proceeds from the Rattler Offering, $42 million in proceeds from joint ventures and $241 million of borrowings, net of repayments under our credit facility, partially offset by $79 million of distributions to non-controlling interest, $13 million of share repurchases for tax withholdings, $400 million of share repurchases as part of our stock repurchase program and $82 million of dividends to stockholders. The 2018 amount provided by financing activities was primarily attributable to $1.1 billion of net proceeds from the issuance of new senior notes, partially offset by $194 million of repayments, net of aggregate borrowings under our credit facility in January and September 2018, an aggregate of $303 million of net proceeds from Viper’s public offerings, $69 million in distributions to non-controlling interest and $25 million of dividends to stockholders.

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

As required under the terms of the registration rights agreements relating to the new 2024 senior notes, on March 22, 2019, we filed with the SEC our Registration Statement on Form S-4, as amended on July 3, 2019, which we refer to as the Exchange Offer S-4, relating to the exchange offers of the new 2024 senior notes for substantially identical notes registered under the Securities Act. The Exchange Offer S-4 was declared effective by the SEC on July 11, 2019 and we closed the exchange offer on August 12, 2019.
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

Second Amended and Restated Credit Facility

We and Diamondback O&G LLC, as borrower, entered into the second amended and restated credit agreement, dated November 1, 2013, as amended, with a syndicate of banks, including Wells Fargo, as administrative agent, and its affiliate Wells Fargo Securities, LLC, as sole book runner and lead arranger. On June 28, 2019, the credit agreement was amended pursuant to an eleventh amendment, which implemented certain changes to the credit facility for the period on and after the date on which our unsecured debt achieves an investment grade rating from two rating agencies and certain other conditions in the credit agreement are satisfied (the “investment grade changeover date”). The maximum credit amount available under the credit agreement is $5 billion, subject, prior to the investment grade changeover date, to a borrowing base based on our oil and natural gas reserves and other factors (the “borrowing base”) and the elected commitment amount. Prior to the investment grade changeover date, the borrowing base is scheduled to be redetermined, under certain circumstances, annually with an effective date of May 1st, and, under certain circumstances, semi-annually with effective dates of May 1st and November 1st. In addition, we and Wells Fargo may each request up to two interim redeterminations of the borrowing base during any 12-month period. On and after the investment grade changeover date, the maximum credit amount available under the credit agreement will be based solely on the commitments of the lenders, and will no longer be limited by the borrowing base. On the investment grade changeover date, the aggregate commitments of the lenders will be set at an amount equal to the aggregate elected commitment amount in effect on such date. As of September 30, 2019, the borrowing base was set at $3.4 billion, we had elected a commitment amount of $2.5 billion and we had approximately $1.6 billion of outstanding borrowings under our revolving credit facility and $0.9 billion available for future borrowings under our revolving credit facility.

Diamondback O&G LLC is the borrower under the credit agreement. As of September 30, 2019, the credit agreement is guaranteed by us, Diamondback E&P LLC and Energen and its subsidiaries and will also be guaranteed by any of our future subsidiaries that are classified as restricted subsidiaries under the credit agreement. On and after the investment grade changeover date, we and Diamondback O&G LLC will no longer be required to cause all restricted subsidiaries to guarantee the credit agreement, and, in certain circumstances, may cause guaranties made by subsidiary guarantors to be released. Prior to the investment grade changeover date, the credit agreement is also secured by substantially all of the assets of us, Diamondback O&G LLC and the guarantors. On and after the investment grade changeover date, the credit agreement will be unsecured and all liens securing the credit facility will be released.
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

On August 28, 2019, we, the borrower and certain of our subsidiaries, which we refer to collectively as the loan parties, entered into a Consent Letter with Wells Fargo allowing the loan parties to enter into certain swap agreements in respect of interest rates for United States Treasury securities for an aggregate notional principal amount of up to $3 billion, subject to certain conditions set forth in the consent, which otherwise would be in excess of the notional principal amount of interest rate swap agreements permitted under the revolving credit facility immediately prior to the effectiveness of the consent. As of September 30, 2019, the borrower was party to interest rate swap agreements with an aggregate notional principal amount of $2 billion, interest rates ranging from 1.35650% to 2.1509% and maturity dates ranging from August 24, 2020 to December 31, 2050.

As of September 30, 2019, we were in compliance with all financial covenants under our revolving credit facility. The lenders may accelerate all of the indebtedness under our revolving credit facility upon the occurrence and during the continuance of any event of default. The credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change of control. With certain specified exceptions, the terms and provisions of our revolving credit facility generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

Viper’s Credit Agreement

On July 20, 2018, Viper, as guarantor, entered into an amended and restated credit agreement with Viper LLC, as borrower, Wells Fargo, as administrative agent, and the other lenders. The credit agreement, as amended to the date hereof, provides for a revolving credit facility in the maximum credit amount of $2 billion and a borrowing base based on Viper LLC’s oil and natural gas reserves and other factors (the “borrowing base”) of $725 million, subject to scheduled semi-annual and other elective borrowing base redeterminations. The borrowing base is scheduled to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, Viper LLC and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. Upon closing of the Drop-Down on October 1, 2019, the borrowing base under Viper LLC’s revolving credit facility was increased by $125 million to $725 million from $600 million. In connection with the commencement of the Viper Notes Offering described in Note 20—Subsequent Events below, Viper entered into a third amendment to Viper LLC’s revolving credit facility with Wells Fargo, as administrative agent, and certain required lenders party thereto, which provides for the waiver of the automatic reduction of the borrowing base that would otherwise occur upon the consummation of the Viper Notes Offering. In addition, the third amendment increased the maximum amount of unsecured senior or senior subordinated Viper Notes that may be issued by Viper LLC or Viper from $400 million to $1.0 billion. The amendment was approved by the requisite percentage of lenders under the revolving credit facility and became effective on October 8, 2019. If the amendment had not been approved, the borrowing base under the revolving credit facility would have decreased by $125 million upon consummation of the Viper Notes Offering.

As of September 30, 2019, the borrowing base was set at $600 million, and Viper had $410 million of outstanding borrowings and $190 million available for future borrowings under its revolving credit facility. Viper funded the cash portion of the purchase price for the Drop-Down through a combination of cash on hand and borrowings under Viper LLC’s revolving credit facility. Viper LLC used the proceeds from the Viper Notes Offering to pay down borrowings under its revolving credit facility. Following these transactions, as of October 16, 2019, the closing date of the Viper Notes Offering, there was $95 million in outstanding borrowings under Viper LLC’s revolving credit facility, the borrowing base under Viper LLC’s revolving credit facility was $725 million and Viper LLC had $630 million of available borrowing capacity under its revolving credit facility. Additionally, in connection with Viper’s fall redetermination expected to occur in November 2019, the lead bank under the Viper LLC’s revolving credit facility has recommended a borrowing base increase to $775 million from the current borrowing base of $725 million. The anticipated increase in the borrowing base is subject to approval by the requisite lenders under Viper LLC’s revolving credit facility.

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

Viper’s Notes Offering

On October 16, 2019, Viper completed the Viper Notes Offering in which it issued its 5.375% Senior Viper Notes due 2027 in aggregate principal amount of $500 million. Viper received net proceeds of approximately $492 million from the Viper Notes Offering. Viper loaned the gross proceeds to Viper LLC. Viper LLC used the proceeds from the Viper Notes Offering to pay down borrowings under its revolving credit facility.

The Viper Notes were issued under an indenture, dated as of October 16, 2019, among Viper, as issuer, Viper LLC, as guarantor and Wells Fargo Bank, National Association, as trustee, which we refer to as the Viper Indenture. Pursuant to the Viper Indenture, interest on the Viper Notes accrues at a rate of 5.375% per annum on the outstanding principal amount thereof from October 16, 2019, payable semi-annually on May 1 and November 1 of each year, commencing on May 1, 2020. The Viper Notes will mature on November 1, 2027.

The Viper Notes are Viper’s senior unsecured obligations and rank equally in right of payment with all of its existing and future senior indebtedness and senior in right of payment to any of Viper’s future subordinated indebtedness. Viper LLC is guaranteeing the Viper Notes pursuant to the Viper Indenture. Neither we nor Viper’s General Partner guarantee the Viper Notes. All of Viper’s future restricted subsidiaries that either guarantee Viper LLC’s revolving credit facility or certain other debt or are classified as domestic restricted subsidiaries under the Viper Indenture will also guarantee the Viper Notes. The guarantee ranks equally in right of payment with all of the existing and future senior unsecured indebtedness of Viper LLC and senior in right of payment to any future subordinated indebtedness of Viper LLC. The Viper Notes and the guarantee are effectively subordinated to all of Viper and Viper LLC’s secured indebtedness (including all borrowings and other obligations under Viper LLC’s revolving credit facility) to the extent of the value of the collateral securing such indebtedness, and will be structurally subordinated to all indebtedness and other liabilities, including trade payables, of any of our subsidiaries that do not guarantee the Viper Notes (other than liabilities owed to Viper).

Viper may on any one or more occasions redeem some or all of the Viper Notes at any time on or after November 1, 2022 at the redemption prices listed in the Viper Indenture. Prior to November 1, 2022, Viper may on any one or more occasions redeem all or a portion of the Viper Notes at a price equal to 100% of the principal amount of the Viper Notes plus a “make-whole” premium and accrued and unpaid interest to the redemption date. In addition, any time prior to November 1, 2022, Viper may on any one or more occasions redeem Viper Notes in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the Viper Notes issued prior to such date at a redemption price of 105.375%, plus accrued and unpaid interest to the redemption date, with an amount not greater than the net cash proceeds from certain equity offerings.

If Viper experiences a change of control (as defined in the Viper Indenture), Viper will be required to make an offer to repurchase the Viper Notes at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to but not including the date of repurchase. If Viper sells certain assets and fail to use the proceeds in a manner specified in the Indenture, Viper will be required to use the remaining proceeds to make an offer to repurchase the Viper Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

The Viper Indenture contains certain covenants that, subject to certain exceptions and qualifications, among other things, limit Viper’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness or issue certain redeemable or preferred equity, make certain investments, declare or pay dividends or make distributions on equity interests or redeem, repurchase or retire equity interests or subordinated indebtedness, transfer or sell assets including equity of restricted subsidiaries, agree to payment restrictions affecting our restricted subsidiaries, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with affiliates, incur liens and designate certain of its subsidiaries as unrestricted subsidiaries. Certain of these covenants are subject to termination upon the occurrence of certain events.

Rattler’s Credit Agreement

In connection with the Rattler Offering, Rattler, as parent, and Rattler LLC, as borrower, entered into a credit agreement, dated May 28, 2019, with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of banks, including Wells Fargo Bank, National Association, as lenders party thereto, which we refer to as the Rattler credit agreement.

The Rattler credit agreement provides for a revolving credit facility in the maximum credit amount of $600 million. Loan principal may be optionally repaid from time to time without premium or penalty (other than customary LIBOR breakage), and is required to be paid at the maturity date of May 28, 2024. The loan is guaranteed by Rattler and Tall City, and is secured by substantially all of the assets of Rattler LLC, Rattler and Tall City. As of September 30, 2019, Rattler LLC had $103 million of outstanding borrowings and $497 million available for future borrowings under the Rattler Credit Agreement.

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

As of September 30, 2019, each of Rattler and Rattler LLC were in compliance with all financial covenants under the Rattler credit agreement. The lenders may accelerate all of the indebtedness under the Rattler credit agreement upon the occurrence and during the continuance of any event of default. The Rattler credit agreement contains customary events of default, including non-payment, breach of covenants, materially incorrect representations, cross-default, bankruptcy and change in control. There are no cure periods for events of default due to non-payment of principal and breaches of negative and financial maintenance covenants, but non-payment of interest and breaches of certain affirmative covenants are subject to customary cure periods. With certain specified exceptions, the terms and provisions of the Rattler credit agreement generally may be amended with the consent of the lenders holding a majority of the outstanding loans or commitments to lend.

Capital Requirements and Sources of Liquidity

Our board of directors approved a 2019 capital budget for drilling and completion, midstream and infrastructure of approximately $2.7 billion to $3.0 billion. In response to the current commodity price environment, we have updated our 2019 capital budget to narrow our anticipated capital expenditures for 2019 to approximately $2.85 billion to $2.9 billion from the original 2019 capital budget of $2.7 billion to $3.0 billion. We estimate that, of these expenditures, approximately:

•
$2.45 billion to $2.5 billion will be spent on drilling and completing 310 to 315 gross (279 to 284 net) horizontal wells across our operated leasehold acreage in the Northern Midland and Southern Delaware Basins, with an average lateral length of approximately 9,600 feet;

•	$250 million will be spent on midstream infrastructure excluding the cost of long-haul pipeline equity investments; and

•	$150 million will be spent on infrastructure and other expenditures, excluding the cost of any leasehold and mineral interest acquisitions.

During the nine months ended September 30, 2019, our aggregate capital expenditures for our development program were $2.0 billion. Additionally during the nine months ended September 30, 2019, we spent approximately $631 million in cash on acquisitions of leasehold interests and mineral acres. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted.

In May 2019, our board of directors approved a stock repurchase program to acquire up to $2 billion of our outstanding common stock through December 31, 2020. We repurchased approximately $296 million and $400 million, respectively, of our common stock under this program during the three months and nine months ended September 30, 2019, with approximately $1.6 billion remaining available for future repurchases under this program. We intend to continue to purchase shares under the repurchase program opportunistically with available funds primarily from cash flow from operations and liquidity events such as the sale of assets while maintaining sufficient liquidity to fund our capital expenditure programs.

The amount and timing of our capital expenditures are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. We are currently operating 21 drilling rigs and eight completion crews. We will continue monitoring commodity prices and overall market conditions and can adjust our rig cadence up or down in response to changes in commodity prices and overall market conditions.

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

We currently anticipate that our 2020 capital budget will be in the range of $2.8 billion to $3.0 billion, including $2.45 billion to $2.6 billion to drill, complete and equip wells, $200 million to $225 million of midstream capital expenditures and $150 million to $175 million of infrastructure capital expenditures. We plan to complete over 10% more net lateral feet and over 20 more gross total wells within the same consolidated capital budget framework as in 2019. This plan is expected to result in 10% to 15% estimated year-over-year oil production growth, while generating free cash flow after paying our dividend, based on a commodity price deck of $45 per Bbl WTI for oil, a realized price of $13 per Bbl for natural gas liquids and a realized price of $1.50 per Mcf for natural gas. Should commodity prices decline in 2020, we are prepared to act responsibly and reduce our capital spending as we have done multiple times over the past few years. If commodity prices increase during 2020, we plan to use excess cash flow to complete our previously announced stock repurchase program or pay down indebtedness. Over the long term, we anticipate that we will continue to grow production and cash flow on a per share basis, while maintaining our best in class cost structure.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2019. Please read Note 19 included in Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this report, for a discussion of our commitments and contingencies, which are not recognized in the balance sheets under GAAP.

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

We use price swap derivatives, including basis swaps, double-up swaps, put spreads, interest rate swaps and three-way collars, to reduce price volatility associated with certain of our oil and natural gas sales. With respect to these fixed price swap contracts, the counterparty is required to make a payment to us if the settlement price for any settlement period is less than the swap price, and we are required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. Our derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on NYMEX West Texas Intermediate pricing (Cushing and Magellan East Houston) and Crude Oil - Brent and with natural gas derivative settlements based on NYMEX Henry Hub and Waha Hub pricing.

At September 30, 2019 and December 31, 2018, we had a net asset derivative position related to our commodity price swap derivatives of $166 million and $216 million, respectively, related to our price swap, price basis swap derivatives and three-way collars. Utilizing actual derivative contractual volumes under our fixed price swaps as of September 30, 2019, a 10% increase in forward curves associated with the underlying commodity would have decreased the net asset position to a net liability position of $60 million, a decrease of $225 million, while a 10% decrease in forward curves associated with the underlying commodity would have increased the net asset derivative position to $390 million, an increase of $225 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

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

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from joint interest receivables (approximately $171 million at September 30, 2019) and receivables from the sale of our oil and natural gas production (approximately $367 million at September 30, 2019).

We are subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. We do not require our customers to post collateral, and the inability of our significant customers to meet their obligations to us or their insolvency or liquidation may adversely affect our financial results. For the nine months ended September 30, 2019, four purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (28%), Plains Marketing LP (23%), Vitol Midstream (11%) and Occidental Energy Marketing Inc (10%). For the nine months ended September 30, 2018, three purchasers each accounted for more than 10% of our revenue: Shell Trading (US) Company (26%), Koch Supply & Trading LP (18%) and Rio Oil & Gas LLC (11%). No other customer accounted for more than 10% of our revenue during these periods.

Joint operations receivables arise from billings to entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells. At September 30, 2019, we had 11 customers that represented approximately 78% of our total joint operations receivables. At December 31, 2018, we had four customers that represented approximately 82% of our total joint operations receivables.

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

As of September 30, 2019, we had $1.6 billion in outstanding borrowings under our revolving credit facility. Our weighted average interest rate on borrowings under our revolving credit facility was 3.54% as of September 30, 2019. An increase or decrease of 1% in the interest rate would have a corresponding increase or decrease in our interest expense of approximately $16 million based on the $1.6 billion outstanding under our revolving credit facility as of such date.

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

As of September 30, 2019, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2019, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common stock repurchase activity for the nine months ended September 30, 2019 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)
	($ in millions, except per share amounts, shares in thousands)
January 2019	0	$—	0	$2,000
February 2019(3)	108	$102.14	0	$2,000
March 2019(3)	17	$102.93	0	$2,000
April 2019	0	$—	0	$2,000
May 2019	40	$100.86	40	$1,996
June 2019	976	$102.04	976	$1,896
July 2019	995	$105.56	995	$1,791
August 2019	1,252	$97.53	1,252	$1,669
September 2019	707	$97.29	707	$1,600
Total	4,095	$100.69	3,970

(1)	The average price paid per share is net of any commissions paid to repurchase stock.

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

4.9
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

4.12
Form of Indenture, dated September 1, 1996, between Energen and The Bank of New York as trustee (incorporated by reference to Exhibit 4(i) to Energen’s Registration Statement on Form S-3, Registration No. 333-11239, filed with the SEC on August 30, 1996).

4.13
Indenture, dated as of October 16, 2019, among Viper Energy Partners LP, as issuer, Viper Energy Partners LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee (including the form of Viper Energy Partners LP’s 5.375% Senior Notes due 2027) (incorporated by reference to Exhibit 4.1 of Viper Energy Partners LP’s Current Report on Form 8-K (File 001-36505) filed on October 17, 2019).

10.1
Consent Letter, dated August 28, 2019, between Diamondback Energy, Inc., as parent guarantor, Diamondback O&G LLC, as borrower, certain other subsidiaries of Diamondback Energy, Inc. as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File 001-35700) filed on September 4, 2019).

10.2
Subordinated Promissory Note, dated as of October 16, 2019, by Viper Energy Partners LLC in favor of Viper Energy Partners LP (incorporated by reference to Exhibit 10.2 of Viper Energy Partners LP’s Current Report on Form 8-K (File 001-36505) filed on October 17, 2019).

10.3
Second Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 24, 2019, among Viper Energy Partners LLC, as borrower, Viper Energy Partners LP, as parent guarantor, Wells Fargo Bank, National Association, as administrative agent, and the lender party thereto (incorporated by reference to Exhibit 10.1 of Viper Energy Partners LP’s Current Report on Form 8-K (File 001-36505) filed on September 30, 2019).

10.4
Third Amendment to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of October 8, 2019, among Viper Energy Partners LLC, as borrower, Viper Energy Partners LP, as parent guarantor, Wells Fargo Bank, National Association, as administrative agent, and the lender party thereto (incorporated by reference to Exhibit 10.1 of Viper Energy Partners LP’s Current Report on Form 8-K (File 001-36505) filed on October 10, 2019).

10.5
First Amendment to the Credit Agreement, dated as of October 23, 2019, by and among Rattler Midstream Operating LLC, as borrower, Rattler Midstream LP, as parent, Wells Fargo Bank, National Association, as the administrative agent, and certain lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 of Rattler Midstream LP’s Current Report on Form 8-K (File 001-38919) filed on October 28, 2019).

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

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

DIAMONDBACK ENERGY, INC.

Date:	November 6, 2019	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2019	/s/ Kaes Van’t Hof
Kaes Van’t Hof
Chief Financial Officer
(Principal Financial Officer)