Form 10-Q
period 2020-06-30
Diamondback Energy, Inc.
filed 2020-08-10
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
(Registrant’s telephone number, including area code)
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

As of July 31, 2020, the registrant had 157,824,088 shares of common stock outstanding.

DIAMONDBACK ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and natural gas industry terms that are used in this Quarterly Report on Form 10-Q (this “report”):

Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BOE	One barrel of crude oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	BOE per day.
British Thermal Unit or Btu	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
Crude oil	Liquid hydrocarbons retrieved from geological structures underground to be refined into fuel sources.
Finding and development costs	Capital costs incurred in the acquisition, exploitation and exploration of proved oil and natural gas reserves divided by proved reserve additions and revisions to proved reserves.
Gross acres or gross wells	The total acres or wells, as the case may be, in which a working interest is owned.
Horizontal drilling	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle with a specified interval.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbl	One thousand barrels of crude oil and other liquid hydrocarbons.
MBOE/d	One thousand BOE per day.
Mcf	One thousand cubic feet of natural gas.
Mcf/d	One thousand cubic feet of natural gas per day.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	One million British Thermal Units.
Net acres or net wells	The sum of the fractional working interest owned in gross acres.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
Plugging and abandonment	Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of all states require plugging of abandoned wells.
Prospect	A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.
Proved reserves	The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.
Reserves	The estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves are not assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).

Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or crude oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development, which may be subject to expiration.
Spacing	The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres (e.g., 40-acre spacing) and is often established by regulatory agencies.
Working interest	An operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms that are used in this report.

ASU	Accounting Standards Update
Equity Plan	The Company’s Equity Incentive Plan.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board
GAAP	Accounting principles generally accepted in the United States.
2025 Indenture	The indenture relating to the 2025 Senior Notes (defined below), dated as of December 20, 2016, among the Company, the subsidiary guarantors party thereto and Wells Fargo, as the trustee, as supplemented.
2025 Senior Notes	The Company’s 5.375% Senior Notes due 2025 in the aggregate principal amount of $800 million
December 2019 Notes	The Company’s 2.875% Senior Notes due 2024 in the aggregate principal amount of $1 billion, the Company’s 3.250% Senior Notes due 2026 in the aggregate principal amount of $800 million and the Company’s 3.500% Senior Notes due 2029 in the aggregate principal amount of $1.2 billion.
December 2019 Notes Indenture	The indenture, dated as of December 5, 2019, among the Company and Wells Fargo, as the trustee, as supplemented by the first supplemental indenture dated as of December 5, 2019 and the second supplemental indenture dated as of May 26, 2020, relating to the December 2019 Notes (defined above) and the May 2020 Notes (defined below).
May 2020 Notes
The Company’s 4.750% Senior Notes due 2025 in the aggregate principal amount of $500.0 million issued on May 26, 2020 under the December 2019 Notes Indenture (defined above) and the related second supplemental indenture.

NYMEX	New York Mercantile Exchange.
Rattler	Rattler Midstream LP, a Delaware limited partnership.
Rattler’s General Partner	Rattler Midstream GP LLC, a Delaware limited liability company; the general partner of Rattler Midstream LP and a wholly-owned subsidiary of the Company.
Rattler LLC	Rattler Midstream Operating LLC, a Delaware limited liability company and a subsidiary of Rattler.
Rattler LTIP	Rattler Midstream LP Long-Term Incentive Plan.
Rattler Offering	Rattler’s initial public offering.
Rattler’s Partnership Agreement	The first amended and restated agreement of limited partnership, dated May 28, 2019.
SEC	United States Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
Senior Notes	The 2025 Senior Notes, the December 2019 Notes and the May 2020 Notes.
Viper	Viper Energy Partners LP, a Delaware limited partnership.
Viper’s General Partner	Viper Energy Partners GP LLC, a Delaware limited liability company and the General Partner of the Partnership.
Viper LLC	Viper Energy Partners LLC, a Delaware limited liability company and a subsidiary of the Partnership.
Viper LTIP	Viper Energy Partners LP Long Term Incentive Plan.
Viper Offering	Viper’s initial public offering.
Viper’s Partnership Agreement	The second amended and restated agreement of limited partnership, dated May 9, 2018, as amended as of May 10, 2018.
Wells Fargo	Wells Fargo Bank, National Association.

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

Forward-looking statements may include statements about:

•the volatility of realized oil and natural gas prices and the extent and duration of price reductions and increased production by the Organization of the Petroleum Exporting Counties, or OPEC, members and other oil exporting nations;

•the threat, occurrence, potential duration or other implications of epidemic or pandemic diseases, including the recent outbreak of a highly transmissible and pathogenic strain of coronavirus, or COVID-19, or any government responses to such occurrence or threat;

•any impact of the ongoing COVID-19 pandemic on the health and safety of our employees;

•logistical challenges and the supply chain disruptions;

•changes in general economic, business or industry conditions;

•conditions in the capital, financial and credit markets and our ability to obtain capital needed for development and exploration operations on favorable terms or at all;

•conditions of the U.S. oil and natural gas industry and the effect of U.S. energy, monetary and trade policies;

•U.S. and global economic conditions and political and economic developments, including the outcome of the U.S. presidential election and resulting energy and environmental policies;

•our ability to execute our business and financial strategies;

•exploration and development drilling prospects, inventories, projects and programs;

•levels of production;

•the impact of reduced drilling activity;

•regional supply and demand factors, delays, curtailments or interruptions of production, and any governmental order, rule or regulation that may impose production limits;

•our ability to replace our oil and natural gas reserves;

•our ability to identify, complete and effectively integrate acquisitions of properties or businesses;

•competition in the oil and natural gas industry;

•title defects in our oil and natural gas properties;

•uncertainties with respect to identified drilling locations and estimates of reserves;

•the availability or cost of rigs, equipment, raw materials, supplies, oilfield services or personnel;
v

•restrictions on the use of water;

•the availability of transportation, pipeline and storage facilities;

•our ability to comply with applicable governmental laws and regulations and to obtain permits and governmental approvals;

•federal and state legislative and regulatory initiatives relating to hydraulic fracturing;

•future operating results;

•impact of any impairment charges;

•lease operating expenses, general and administrative costs and finding and development costs;

•operating hazards;

•terrorist attacks and cyber threats;

•the effects of future litigation;

•our ability to keep up with technological advancements.

•capital expenditure plans;

•other plans, objectives, expectations and intentions; and

•certain other factors discussed elsewhere in this report.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Diamondback Energy, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2020	2019
	(In millions, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$51	$123
Restricted cash	8	5
Accounts receivable:
Joint interest and other, net	111	186
Oil and natural gas sales, net	231	429
Inventories	34	37
Derivative instruments	86	46
Income tax receivable	100	19
Prepaid expenses and other current assets	33	24
Total current assets	654	869
Property and equipment:
Oil and natural gas properties, full cost method of accounting ($7,859 million and $9,207 million excluded from amortization at June 30, 2020 and December 31, 2019, respectively)	27,055	25,782
Midstream assets	1,037	931
Other property, equipment and land	132	125
Accumulated depletion, depreciation, amortization and impairment	(9,297)	(5,003)
Net property and equipment	18,927	21,835
Equity method investments	514	479
Derivative instruments	—	7
Deferred tax assets, net	78	142
Investment in real estate, net	106	109
Other assets	58	90
Total assets	$20,337	$23,531

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Balance Sheets-(Continued)
(Unaudited)

	June 30,	December 31,
	2020	2019
	(In millions, except par values and share data)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable-trade	$189	$179
Accrued capital expenditures	316	475
Other accrued liabilities	243	304
Revenues and royalties payable	228	278
Derivative instruments	85	27
Total current liabilities	1,061	1,263
Long-term debt	5,952	5,371
Derivative instruments	90	—
Asset retirement obligations	104	94
Deferred income taxes	1,286	1,886
Other long-term liabilities	9	11
Total liabilities	8,502	8,625
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 157,824,088 and 159,002,338 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	12,605	12,357
(Accumulated deficit) retained earnings	(1,893)	890
Total Diamondback Energy, Inc. stockholders’ equity	10,714	13,249
Non-controlling interest	1,121	1,657
Total equity	11,835	14,906
Total liabilities and equity	$20,337	$23,531

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions, except per share amounts, shares in thousands)
Revenues:
Oil sales	$352	$947	$1,179	$1,690
Natural gas sales	21	(9)	25	20
Natural gas liquid sales	39	62	91	132
Lease bonus	—	2	—	3
Midstream services	11	16	25	35
Other operating income	2	3	4	5
Total revenues	425	1,021	1,324	1,885
Costs and expenses:
Lease operating expenses	103	127	230	236
Production and ad valorem taxes	22	64	93	119
Gathering and transportation	36	17	72	29
Midstream services	32	17	55	34
Depreciation, depletion and amortization	343	359	750	681
Impairment of oil and natural gas properties	2,539	—	3,548	—
General and administrative expenses	20	22	44	49
Asset retirement obligation accretion	1	3	3	5
Other operating expense	1	1	3	2
Total costs and expenses	3,097	610	4,798	1,155
(Loss) income from operations	(2,672)	411	(3,474)	730
Other (expense) income:
Interest expense, net	(46)	(49)	(94)	(95)
Other income, net	—	2	1	3
(Loss) gain on derivative instruments, net	(361)	94	181	(174)
Gain (loss) on revaluation of investment	3	—	(7)	4
Loss on extinguishment of debt	(3)	—	(3)	—
Loss from equity investments	(13)	—	(13)	—
Total other (expense) income, net	(420)	47	65	(262)
(Loss) income before income taxes	(3,092)	458	(3,409)	468
(Benefit from) provision for income taxes	(681)	102	(598)	69
Net (loss) income	(2,411)	356	(2,811)	399
Net (loss) income attributable to non-controlling interest	(18)	7	(146)	40
Net (loss) income attributable to Diamondback Energy, Inc.	$(2,393)	$349	$(2,665)	$359
(Loss) earnings per common share:
Basic	$(15.16)	$2.12	$(16.86)	$2.18
Diluted	$(15.16)	$2.11	$(16.86)	$2.17
Weighted average common shares outstanding:
Basic	157,829	164,839	158,060	164,846
Diluted	157,829	165,019	158,060	165,253
Dividends declared per share	$0.375	$0.1875	$0.75	$0.375

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Shares	Amount
	($ in millions, shares in thousands)
Balance December 31, 2019	159,002	$2	$12,357	$890	$1,657	$14,906
Unit-based compensation	—	—	—	—	5	5
Distribution equivalent rights payments	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	10	—	—	10
Repurchased shares for tax withholding	—	—	(5)	—	—	(5)
Repurchased shares for share buyback program	(1,280)	—	(98)	—	—	(98)
Distribution to non-controlling interest	—	—	—	—	(43)	(43)
Dividend paid	—	—	—	(59)	—	(59)
Exercise of stock options and vesting of restricted stock units	93	—	1	—	—	1
Net loss	—	—	—	(272)	(128)	(400)
Balance March 31, 2020	157,815	2	12,265	559	1,490	14,316
Distribution equivalent rights payments	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	11	—	—	11
Repurchased shares for share buyback program	—	—	—	—	(2)	(2)
Distribution to non-controlling interest	—	—	—	—	(19)	(19)
Dividend paid	—	—	—	(59)	—	(59)
Exercise of stock options and vesting of restricted stock units	9	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	329	—	(329)	—
Net loss	—	—	—	(2,393)	(18)	(2,411)
Balance June 30, 2020	157,824	$2	$12,605	$(1,893)	$1,121	$11,835

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Shares	Amount
	($ in millions, shares in thousands)
Balance December 31, 2018	164,273	$2	$12,936	$762	$467	$14,167
Net proceeds from issuance of common units - Viper Energy Partners LP	—	—	—	—	341	341
Stock-based compensation	—	—	19	—	—	19
Repurchased shares for tax withholding	(125)	—	(13)	—	—	(13)
Distribution to non-controlling interest	—	—	—	—	(26)	(26)
Dividend paid	—	—	—	(20)	—	(20)
Exercise of stock options and vesting of restricted stock units	468	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	77	—	(74)	3
Net income	—	—	—	10	33	43
Balance March 31, 2019	164,616	2	13,019	752	741	14,514
Net proceeds from issuance of common units - Viper Energy Partners LP	—	—	—	—	720	720
Unit-based compensation	—	—	—	—	2	2
Stock-based compensation	—	—	12	—	—	12
Repurchased shares for tax withholding	(1,016)	—	(104)	—	—	(104)
Distribution to non-controlling interest	—	—	—	—	(24)	(24)
Dividend paid	—	—	—	(32)	—	(32)
Exercise of stock options and vesting of restricted stock units	349	—	6	—	—	6
Net income	—	—	—	349	7	356
Balance June 30, 2019	163,949	$2	$12,933	$1,069	$1,446	$15,450

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(In millions)
Cash flows from operating activities:
Net (loss) income	$(2,811)	$399
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
(Benefit from) provision for deferred income taxes	(598)	69
Impairment of oil and natural gas properties	3,548	—
Depreciation, depletion and amortization	750	681
(Gain) loss on derivative instruments, net	(181)	174
Cash received on settlement of derivative instruments	297	22
Other	52	27
Changes in operating assets and liabilities:
Accounts receivable	229	(94)
Accounts payable and accrued liabilities	(50)	(166)
Accrued interest	(16)	(30)
Revenues and royalties payable	(50)	(4)
Other	3	(35)
Net cash provided by operating activities	1,173	1,043
Cash flows from investing activities:
Drilling, completions and non-operated additions to oil and natural gas properties	(1,178)	(1,155)
Infrastructure additions to oil and natural gas properties	(80)	(83)
Additions to midstream assets	(94)	(111)
Acquisitions of leasehold interests	(64)	(127)
Acquisitions of mineral interests	(65)	(125)
Contributions to equity method investments	(66)	(186)
Other	12	15
Net cash used in investing activities	(1,535)	(1,772)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	652	925
Repayments under credit facility	(390)	(973)
Proceeds from senior notes	497	—
Repayment of senior notes	(222)	—
Proceeds from joint venture	43	43
Public offering costs	—	(41)
Proceeds from public offerings	—	1,106
Repurchased shares as part of share buyback	(98)	(104)
Dividends to stockholders	(118)	(51)
Distributions to non-controlling interest	(62)	(50)
Other	(9)	(15)
Net cash provided by financing activities	293	840
Net (decrease) increase in cash and cash equivalents	(69)	111
Cash, cash equivalents and restricted cash at beginning of period	128	215
Cash, cash equivalents and restricted cash at end of period	$59	$326
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$89	$76
Supplemental disclosure of non-cash transactions:
Accrued capital expenditures	$427	$676

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

The wholly-owned subsidiaries of Diamondback, as of June 30, 2020, include Diamondback E&P LLC, a Delaware limited liability company, Diamondback O&G LLC, a Delaware limited liability company, Viper Energy Partners GP LLC, a Delaware limited liability company, Rattler Midstream GP LLC, a Delaware limited liability company, and Energen Corporation, an Alabama corporation (“Energen”). The consolidated subsidiaries include these wholly-owned subsidiaries as well as Viper Energy Partners LP, a Delaware limited partnership, Viper’s subsidiary Viper Energy Partners LLC, a Delaware limited liability company, Rattler Midstream LP, a Delaware limited partnership, Rattler Midstream Operating LLC, a Delaware limited liability company, Rattler LLC’s wholly-owned subsidiaries Tall City Towers LLC, a Delaware limited liability company (“Tall City”), Rattler Ajax Processing LLC, a Delaware limited liability company, Rattler OMOG LLC, a Delaware limited liability company, and Energen’s wholly-owned subsidiaries Energen Resources Corporation, an Alabama corporation, and EGN Services, Inc., an Alabama corporation.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation.

Viper and Rattler are consolidated in the financial statements of the Company. As of June 30, 2020, the Company owned approximately 58% of Viper’s total units outstanding. The Company’s wholly-owned subsidiary, Viper Energy Partners GP LLC, is the general partner of Viper. As of June 30, 2020, the Company owned approximately 71% of Rattler’s total units outstanding. The Company’s wholly-owned subsidiary, Rattler Midstream GP LLC, is the general partner of Rattler. The results of operations attributable to the non-controlling interest in Viper and Rattler are presented within equity and net income and are shown separate from the Company’s equity and net income attributable to the Company.

These consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10–Q should be read in conjunction with the Company’s most recent Annual Report on Form 10–K for the fiscal year ended December 31, 2019, which contains a summary of the Company’s significant accounting policies and other disclosures.

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

Making accurate estimates and assumptions is particularly difficult as the oil and natural gas industry experiences challenges resulting from negative pricing pressure from the effects of COVID-19 and actions by OPEC members and other exporting nations on the supply and demand in global oil and gas markets. Companies in the oil and gas industry have changed near term business plans in response to changing market conditions. The aforementioned circumstances generally increase the

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
estimation uncertainty in the Company’s accounting estimates, particularly the accounting estimates involving financial forecasts.

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

The Company adopted Accounting Standards Update (“ASU”) 2016-13 and the subsequent applicable modifications to the rule on January 1, 2020. Accounts receivable are stated at amounts due from joint interest owners or purchasers, net of an allowance for expected losses as estimated by the Company when collection is deemed doubtful. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Accounts receivable from joint interest owners or purchasers outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for each type of receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. The adoption of ASU 2016-13 did not result in a material change to the Company’s allowance. At June 30, 2020 and December 31, 2019, the Company recorded an immaterial allowance for expected losses.

Non-controlling Interest

Non-controlling interest in the accompanying consolidated financial statements represents minority interest ownership in Viper and Rattler. When the Company’s relative ownership interests in Viper and Rattler change, adjustments to non-controlling interest and additional paid-in-capital, tax effected, will occur. Because these changes in the ownership interests in Viper and Rattler do not result in a change of control, the transactions were accounted for as equity transactions under ASC Topic 810, Consolidation, which requires that any differences between the carrying value of the Company’s basis in Viper and Rattler and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest.

In the second quarter of 2020, the Company recorded an adjustment to non-controlling interest for Rattler of $(329) million and to additional paid-in-capital of $329 million to reflect the ownership structure that was effective at June 30, 2020. The adjustment had no impact on earnings. See Note 11—Capital Stock and Earnings Per Share for a presentation of the change in ownership.

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

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from Contracts with Customers

Sales of oil, natural gas and natural gas liquids are recognized at the point control of the product is transferred to the customer. Virtually all of the pricing provisions in the Company’s contracts are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, the quality of the oil or natural gas and the prevailing supply and demand conditions. As a result, the price of the oil, natural gas and natural gas liquids fluctuates to remain competitive with other available oil, natural gas and natural gas liquids supplies. The following tables present the Company’s revenue from contracts with customers disaggregated by product type and basin:

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(in millions)
Oil sales	$211	$141	$—	$352	$567	$350	$30	$947
Natural gas sales	11	9	1	21	(5)	(4)	—	(9)
Natural gas liquid sales	23	16	—	39	36	25	1	62
Total	$245	$166	$1	$412	$598	$371	$31	$1,000

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(in millions)
Oil sales	$682	$493	$4	$1,179	$1,032	$601	$57	$1,690
Natural gas sales	13	12	—	25	10	10	—	20
Natural gas liquid sales	52	39	—	91	77	53	2	132
Total	$747	$544	$4	$1,295	$1,119	$664	$59	$1,842

4. DIVESTITURE

Divestiture of Certain Conventional and Non-Core Assets Acquired from Energen

On May 23, 2019, the Company completed its divestiture of 6,589 net acres of certain conventional and non-core Permian assets, which were acquired by the Company in its merger with Energen, for an aggregate sale price of $37 million. This divestiture did not result in a gain or loss because it did not have a significant effect on the Company’s reserve base or depreciation, depletion and amortization rate.

5. RATTLER MIDSTREAM LP

Rattler is a publicly traded Delaware limited partnership, the common units of which are listed on the Nasdaq Global Select Market under the symbol “RTLR.” Rattler was formed by Diamondback in July 2018 to own, operate, develop and acquire midstream infrastructure assets in the Midland and Delaware Basins of the Permian Basin. Rattler Midstream GP LLC (“Rattler’s General Partner”), a wholly-owned subsidiary of Diamondback, serves as the general partner of Rattler. As of June 30, 2020, Diamondback owned approximately 71% of Rattler’s total units outstanding.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
6. REAL ESTATE ASSETS

The following schedule presents the cost and related accumulated depreciation of the Company’s real estate assets. The Company’s intangible lease assets and related accumulated amortization were immaterial as of June 30, 2020 and December 31, 2019.

	Estimated Useful Lives	June 30, 2020	December 31, 2019
	(Years)	(in millions)
Buildings	20-30	$102	$102
Tenant improvements	15	5	5
Land	N/A	2	2
Land improvements	15	1	1
Total real estate assets		110	110
Less: accumulated depreciation		(11)	(9)
Total investment in land and buildings, net		$99	$101

7. PROPERTY AND EQUIPMENT

Property and equipment includes the following as of the dates indicated:

	June 30,	December 31,
	2020	2019

	(in millions)
Oil and natural gas properties:
Subject to depletion	$19,196	$16,575
Not subject to depletion	7,859	9,207
Gross oil and natural gas properties	27,055	25,782
Accumulated depletion	(3,717)	(2,995)
Accumulated impairment	(5,482)	(1,934)
Oil and natural gas properties, net	17,856	20,853
Midstream assets	1,037	931
Other property, equipment and land	132	125
Accumulated depreciation	(98)	(74)
Total property and equipment, net	$18,927	$21,835

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the proved oil and natural gas properties. As a result of the sharp decline in commodity prices which began during the first quarter of 2020 and continued for most of the second quarter of 2020, the Company recorded non-cash ceiling test impairments for the three months and six months ended June 30, 2020 of $2.5 billion and $3.5 billion, respectively, which was included in accumulated depletion. The impairment charge affected the Company’s results of operations but did not reduce its cash flow. In addition to commodity prices, the Company’s production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine its actual ceiling test calculation and impairment analysis in future periods. If the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters, the Company may have material write downs in subsequent quarters. No impairment on proved oil and natural gas properties was recorded for the six months ended June 30, 2019. Given the rate of change impacting the oil and gas industry described above, it is possible that circumstances requiring additional impairment testing will occur in future interim periods, which could result in potentially material impairment charges being recorded.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
Capitalized internal costs were approximately $14 million and $11 million for the three months ended June 30, 2020 and 2019, respectively, and $28 million and $24 million for the six months ended June 30, 2020 and 2019, respectively. Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The inclusion of the Company’s unevaluated costs into the amortization base is expected to be completed within five years. Acquisition costs not currently being amortized are primarily related to unproved acreage that the Company plans to prove up through drilling. The Company has no plans to let any of the acreage, associated with acquisition costs not currently being amortized, expire based on current drilling plans.

8. ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligations liability for the following periods:

	Six Months Ended June 30,
	2020	2019

	(in millions)
Asset retirement obligations, beginning of period	$94	$136
Additional liabilities incurred	7	2
Liabilities acquired	1	3
Liabilities settled	—	(4)
Accretion expense	3	5
Asset retirement obligations, end of period	105	142
Less current portion(1)	1	—
Asset retirement obligations - long-term	$104	$142
(1) The current portion of the asset retirement obligation liability is included in other accrued liabilities in the Company’s consolidated balance sheets.

9. EQUITY METHOD INVESTMENTS

The following table presents the carrying values of Rattler’s equity method investments as of the dates indicated:

	Ownership Interest	June 30, 2020	December 31, 2019
		(in millions)
EPIC Crude Holdings, LP	10%	$117	$110
Gray Oak Pipeline, LLC	10%	135	115
Wink to Webster Pipeline LLC	4%	60	34
OMOG JV LLC	60%	198	219
Amarillo Rattler, LLC	50%	4	1
Total		$514	$479

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
The following table presents income (loss) from Rattler’s equity method investees reflected in the Consolidated Statement of Operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
EPIC Crude Holdings, LP	$(1)	$—	$(3)	$—
Gray Oak Pipeline, LLC	1	—	2	—
OMOG JV LLC	(13)	—	(12)	—
Total	$(13)	$—	$(13)	$—

On February 1, 2019, Rattler LLC acquired a 10% equity interest in EPIC Crude Holdings, LP (“EPIC”), which owns and operates a pipeline (the “EPIC pipeline”) that transports crude and natural gas liquids across Texas for delivery into the Corpus Christi market. The EPIC pipeline became fully operational in April 2020.

On February 15, 2019, Rattler LLC acquired a 10% equity interest in Gray Oak Pipeline, LLC (“Gray Oak”), which owns and operates a pipeline (the “Gray Oak pipeline”) that transports crude from the Permian to Corpus Christi on the Texas Gulf Coast. The Gray Oak pipeline became fully operational in April 2020.

On March 29, 2019, Rattler LLC executed a short-term promissory note to Gray Oak. The note allowed for borrowing by Gray Oak of up to $123 million at 2.52% interest rate with a maturity date of March 31, 2022. The short-term promissory note was repaid on May 31, 2019.

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

On December 20, 2019, Rattler LLC acquired a 50% equity interest in Amarillo Rattler, LLC (“Amarillo Rattler”), which currently owns and operates the Yellow Rose gas gathering and processing system with estimated total processing capacity of 40,000 Mcf/d and over 84 miles of gathering and regional transportation pipelines in Dawson, Martin and Andrews Counties, Texas. Amarillo Rattler also intends to construct and operate a new 60,000 Mcf/d cryogenic natural gas processing plant in Martin County, Texas, as well as incremental gas gathering and compression and regional transportation pipelines. However, development of the new processing plant has been postponed pending a recovery in commodity prices and activity levels. The Company has contracted for up to 30,000 Mcf/d of the capacity of the new processing plant pursuant to a gas gathering and processing agreement entered into with Amarillo Rattler in exchange for the Company’s dedication of certain leasehold interests to that agreement. Although Rattler’s equity interest is 50%, the investment is accounted for as an equity method investment as Rattler does not control operating activities and substantive participating rights exist with the controlling investor.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
Rattler reviews its investments to determine if a loss in value which is other than temporary has occurred. If such a loss has occurred, Rattler recognizes an impairment provision. During the three and six months ended June 30, 2020, Rattler’s loss from equity method investments includes a proportional charge of $16 million representing impairment recorded by the investee associated with its goodwill. No other impairments were recorded for Rattler’s equity method investments for the three or six months ended June 30, 2020 or 2019. Rattler’s investees all serve customers in the oil and gas industry, which has begun to experience economic challenges as described above. It is possible that prolonged industry challenges could result in circumstances requiring impairment testing, which could result in potentially material impairment charges in future interim periods.

10. DEBT

Long-term debt consisted of the following as of the dates indicated:

	June 30,	December 31,
	2020	2019

	(in millions)
4.625% Notes due 2021	$191	$399
7.320% Medium-term Notes, Series A, due 2022	20	21
2.875% Senior Notes due 2024	1,000	1,000
4.750% Senior Notes due 2025	500	—
5.375% Senior Notes due 2025	800	800
3.250% Senior Notes due 2026	800	800
7.350% Medium-term Notes, Series A, due 2027	10	11
7.125% Medium-term Notes, Series B, due 2028	100	108
3.500% Senior Notes due 2029	1,200	1,200
DrillCo Agreement	82	39
Unamortized debt issuance costs	(21)	(19)
Unamortized discount costs	(29)	(31)
Unamortized premium costs	17	9
Revolving credit facility(1)	119	13
Viper revolving credit facility(1)	154	97
Viper 5.375% Senior Notes due 2027	486	500
Rattler revolving credit facility(2)	523	424
Total long-term debt	$5,952	$5,371
(1) Each of these revolving credit facilities matures on November 1, 2022.
(2) The Rattler revolving credit facility matures on May 28, 2024.

References in this section to the Company shall mean Diamondback Energy, Inc. and Diamondback O&G LLC, collectively, unless otherwise specified.

May 2020 Senior Notes

On May 26, 2020, the Company completed a notes offering of $500 million in aggregate principal amount of its 4.750% Senior Notes due 2025 (the “May 2020 Notes”). Interest on the May 2020 Notes accrues from May 26, 2020, and is payable in cash semi-annually on May 31 and November 30 of each year, beginning November 30, 2020. The May 2020 Notes mature on May 31, 2025. The Company received net proceeds of approximately $496 million from the offering of the May 2020 Notes. The May 2020 Notes are the Company’s senior unsecured obligations, and are guaranteed by Diamondback O&G LLC (the “Guarantor”), but are not guaranteed by any of the Company’s other subsidiaries. The May 2020 Notes are senior in right or payment to any of the Company’s and the Guarantor’s future subordinated indebtedness and rank equal in right of payment with all of the Company’s and the Guarantor’s existing and future senior indebtedness. The May 2020 Notes are effectively subordinated to the Company’s and the Guarantor’s existing and future secured indebtedness, if any, to the extent of

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
the value of the collateral securing such indebtedness, and structurally subordinated to all of the existing and future indebtedness and other liabilities of the Company’s subsidiaries other than the Guarantor.

Second Amended and Restated Credit Facility

        Diamondback O&G LLC, as borrower, and Diamondback Energy, Inc., as parent guarantor, entered into the second amended and restated credit agreement, dated November 1, 2013, as amended, with a syndicate of banks, including Wells Fargo, as administrative agent, and its affiliate Wells Fargo Securities, LLC, as sole book runner and lead arranger. On June 28, 2019, the credit agreement was amended pursuant to an eleventh amendment, which implemented certain changes to the credit facility for the period on and after the date on which the Company’s unsecured debt achieves an investment grade rating from two rating agencies and certain other conditions in the credit agreement are satisfied, which changes became effective on November 20, 2019. As of June 30, 2020, the maximum credit amount available under the credit agreement was $2 billion. As of June 30, 2020, the Company had approximately $119 million of outstanding borrowings under its revolving credit facility and $1.9 billion available for future borrowings under the revolving credit facility. As of June 30, 2020, there was an aggregate of $3 million in letters of credit outstanding under the credit agreement. The weighted average interest rate on the credit facility was 2.02% and 2.42% for the three months and six months ended June 30, 2020, respectively.

As of June 30, 2020, the Company was in compliance with all financial maintenance covenants under the revolving credit facility.

Energen’s Notes

Energen became a wholly owned subsidiary of the Company at the effective time of the merger and remained the issuer of an aggregate principal amount of $530 million in notes (the “Energen Notes”). As of June 30, 2020, the Energen Notes consist of: (1) $191 million aggregate principal amount of 4.625% senior notes due on September 1, 2021, (2) $100 million of 7.125% notes due on February 15, 2028, (3) $20 million of 7.32% notes due on July 28, 2022, and (4) $10 million of 7.35% notes due on July 28, 2027.
On May 26, 2020, the Company completed a registered offering of the May 2020 Notes in the aggregate principal amount of $500 million. The Company used the net proceeds from the offering of May 2020 Notes, among other things, to make an equity contribution to Energen to purchase $209 million in previously outstanding aggregate principal amount of Energen’s 4.625% senior notes pursuant to a tender offer.
Viper’s Credit Agreement

On July 20, 2018, Viper LLC, as borrower, entered into an amended and restated credit agreement with Viper, as guarantor, Wells Fargo, as administrative agent, and the other lenders. The credit agreement, as amended (the “Viper credit agreement”), provides for a revolving credit facility in the maximum credit amount of $2 billion and a borrowing base based on Viper LLC’s oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base was reduced from $775 million to $580 million during the spring 2020 scheduled semi-annual redetermination. The borrowing base is schedule to be re-determined semi-annually with effective dates of May 1st and November 1st. In addition, Viper LLC and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. As of June 30, 2020, Viper LLC had $154 million of outstanding borrowings and $426 million available for future borrowings under the Viper credit agreement. The weighted average interest rate on the credit facility was 2.41% and 2.82% for the three months and six months ended June 30, 2020, respectively.

As of June 30, 2020, Viper and Viper LLC were in compliance with all financial maintenance covenants under the Viper credit agreement.

Viper’s Notes

On October 16, 2019, Viper completed an offering in which it issued its 5.375% Senior Notes due 2027 in aggregate principal amount of $500 million (the “Viper Notes”). Viper received net proceeds of approximately $490 million from the offering of the Viper Notes. Viper loaned the gross proceeds to Viper LLC. Viper LLC used the proceeds from the notes offering to pay down borrowings under its revolving credit facility. During the second quarter of 2020, Viper repurchased $14 million of the outstanding Viper Notes in open market purchases at a cash price ranging from 97.5% to 98.5% of the aggregate

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
principal amount, which resulted in an immaterial gain on extinguishment of debt. The repurchase brought the total outstanding Viper Notes down to $486 million as of June 30, 2020.

Rattler’s Credit Agreement

In connection with the Rattler Offering, Rattler, as parent, and Rattler LLC, as borrower, entered into a credit agreement, dated May 28, 2019, with Wells Fargo, as administrative agent, and a syndicate of banks, as lenders party thereto (the “Rattler credit agreement”).

The Rattler credit agreement provides for a revolving credit facility in the maximum credit amount of $600 million, which is expandable to $1 billion upon Rattler’s election, subject to obtaining additional lender commitments and satisfaction of customary conditions. As of June 30, 2020, Rattler LLC had $523 million of outstanding borrowings and $77 million available for future borrowings under the Rattler credit agreement. The weighted average interest rate on the credit facility was 2.43% and 2.64% for the three months and six months ended June 30, 2020, respectively.

As of June 30, 2020 and December 31, 2019, Rattler and Rattler LLC were in compliance with all financial maintenance covenants under the Rattler credit agreement.

See Note 18—Subsequent Events for discussion of Rattler debt transactions which occurred subsequent to June 30, 2020.

Alliance with Obsidian Resources, L.L.C.

Diamondback O&G LLC entered into a participation and development agreement (the “DrillCo Agreement”), dated September 10, 2018, with Obsidian Resources, L.L.C. (“CEMOF”) to fund oil and natural gas development. Funds managed by CEMOF and its affiliates have agreed to commit to funding certain costs out of CEMOF’s net production revenue and, for a period of time, to the extent not funded by such revenue, up to an additional $300 million, to fund drilling programs on locations provided by the Company. Subject to adjustments depending on asset characteristics and return expectations of the selected drilling plan, CEMOF will fund up to 85% of the costs associated with new wells drilled under the DrillCo Agreement and is expected to receive an 80% working interest in these wells until it reaches certain payout thresholds equal to a cumulative 9% and then 13% internal rate of return. Upon reaching the final internal rate of return target, CEMOF’s interest will be reduced to 15%, while the Company’s interest will increase to 85%. As of June 30, 2020 and December 31, 2019, CEMOF’s return related to this alliance was $82 million and $39 million, respectively. As of June 30, 2020, 15 joint wells have been drilled and completed.

11. CAPITAL STOCK AND EARNINGS PER SHARE

Diamondback did not complete any equity offerings during the six months ended June 30, 2020 and June 30, 2019.

Rattler’s Initial Public Offering
Please see Note 5—Rattler Midstream LP for information regarding the Rattler Offering.

Stock Repurchase Program

In May 2019, the Company’s board of directors approved a stock repurchase program to acquire up to $2 billion of the Company’s outstanding common stock through December 31, 2020. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the three months ended June 30, 2020, the Company repurchased no common stock under this repurchase program. During the six months ended June 30, 2020, the Company repurchased approximately $98 million of common stock under this repurchase program. As of June 30, 2020, $1.3 billion remained available for use to repurchase shares under the Company's common stock repurchase program, although the Company has suspended this program to preserve liquidity.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Earnings (Loss) Per Share

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

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	($ in millions, except per share amounts, shares in thousands)
Net (loss) income attributable to common stock	$(2,393)	$349	$(2,665)	$359
Weighted average common shares outstanding:
Basic weighted average common units outstanding	157,829	164,839	158,060	164,846
Effect of dilutive securities:
Potential common shares issuable(1)	—	180	—	407
Diluted weighted average common shares outstanding	157,829	165,019	158,060	165,253
Basic net (loss) income attributable to common stock	$(15.16)	$2.12	$(16.86)	$2.18
Diluted net (loss) income attributable to common stock	$(15.16)	$2.11	$(16.86)	$2.17
(1) For the three and six months ended June 30, 2020, no potential common units were included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months and six months ended June 30, 2019, there were 59,547 and 20,406 potential common units excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive under the treasury stock method.

Change in Ownership of Consolidated Subsidiaries

The following table summarizes changes in the ownership interest in consolidated subsidiaries during the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net (loss) income attributable to the Company	$(2,393)	$349	$(2,665)	$359
Change in ownership of consolidated subsidiaries	329	—	329	77
Change from net (loss) income attributable to the Company's stockholders and transfers to non-controlling interest	$(2,064)	$349	$(2,336)	$436

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
12. EQUITY-BASED COMPENSATION

The following table presents the effects of the equity compensation plans and related costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
General and administrative expenses	$9	$9	$18	$23
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	2	4	8	10

Restricted Stock Units

The following table presents the Company’s restricted stock units activity under the Equity Plan during the six months ended June 30, 2020:

	Restricted Stock Awards & Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2019	505,867	$96.01
Granted	182,547	$60.78
Vested	(113,790)	$81.42
Forfeited	(15,493)	$100.37
Unvested at June 30, 2020	559,131	$87.36

The aggregate fair value of restricted stock units that vested during the six months ended June 30, 2020 and 2019 was $9 million and $19 million, respectively. As of June 30, 2020, the Company’s unrecognized compensation cost related to unvested restricted stock awards and units was $33 million, which is expected to be recognized over a weighted-average period of 1.9 years.

During the six months ended June 30, 2020, the Company modified an insignificant amount of restricted stock units to include dividend equivalent rights during the vesting period which resulted in no incremental compensation costs to be recognized.

Performance Based Restricted Stock Units

In March 2020, eligible employees received performance restricted stock unit awards totaling 225,047 units from which a minimum of 0% and a maximum of 200% units could be awarded based upon measurement of total stockholder return of the Company’s common stock (“TSR”) as compared to a designated peer group during the three-year performance period of January 1, 2020 to December 31, 2022 and cliff vest at December 31, 2022.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
The following table presents the Company’s performance restricted stock units activity under the Equity Plan for the six months ended June 30, 2020:

	Performance Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2019	271,819	$147.07
Granted	272,601	$85.73
Vested	(47,554)	$89.27
Forfeited	(8,396)	$170.45
Unvested at June 30, 2020(1)	488,470	$110.33
(1)A maximum of 976,940 units could be awarded based upon the Company’s final TSR ranking.

As of June 30, 2020, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $31 million, which is expected to be recognized over a weighted-average period of 2.3 years.

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

Under the Rattler LTIP, the board of directors of Rattler’s General Partner is authorized to issue phantom units to eligible employees and non-employee directors. Rattler estimates the fair value of phantom units as the closing price of Rattler’s common units on the grant date of the award, which is expensed over the applicable vesting period. Upon vesting, the phantom units entitle the recipient to one common unit of Rattler for each phantom unit. The recipients are also entitled to distribution equivalent rights, which represent the right to receive a cash payment equal to the value of the distributions paid on one phantom unit between the grant date and the vesting date.

The following table presents the phantom unit activity under the Rattler LTIP for the six months ended June 30, 2020:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2019	2,226,895	$19.14
Granted	20,910	$13.85
Vested	(449,633)	$19.14
Forfeited	(23,442)	$18.23
Unvested at June 30, 2020	1,774,730	$19.09

The aggregate fair value of phantom units that vested during the six months ended June 30, 2020 was $9 million. As of June 30, 2020, the unrecognized compensation cost related to unvested phantom units was $33 million. Such cost is expected to be recognized over a weighted-average period of 3.9 years.

13. INCOME TAXES

The Company’s effective income tax rates were 22.0% and 22.3% for the three months ended June 30, 2020 and 2019, respectively, and 17.5% and 14.8% for the six months ended June 30, 2020 and 2019, respectively. Total income tax benefit from continuing operations for the three and six months ended June 30, 2020 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax loss primarily due to (i) the impact of recording a valuation allowance on Viper’s deferred tax assets, (ii) state income taxes and (iii) the impact of permanent differences between book and taxable income, partially offset by tax benefit in the first quarter resulting from the carryback of federal net operating losses.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
For the six months ended June 30, 2020, the Company recorded a discrete income tax expense of $143 million related to application in the first quarter of a valuation allowance on Viper’s beginning-of-year deferred tax assets, which consist primarily of its investment in Viper LLC and federal net operating loss carryforwards. A valuation allowance was also applied against the year-to-date tax benefit resulting from Viper’s projected pre-tax loss for 2020. The determination to record a valuation allowance was based on assessment of all available evidence, both positive and negative, supporting realizability of Viper’s deferred tax assets. In light of those criteria for recognizing the tax benefit of deferred tax assets, Viper’s assessment resulted in recording a valuation allowance against Viper’s deferred tax assets as of March 31, 2020 and June 30, 2020. In addition, for the six months ended June 30, 2020, the Company recorded a discrete income tax benefit of $25 million related to the available carryback of certain federal net operating losses to tax year(s) in which the corporate income tax rate was 35%. Prior to the enactment of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in the first quarter of 2020, there was no tax refund available to the Company with respect to its losses, resulting in deferred tax benefit associated with federal net operating loss carryforwards at the statutory 21% corporate income tax rate.

Total income tax expense for the three and six months ended June 30, 2019 differed from amounts computed by applying the federal statutory rate to pre-tax income primarily due to (i) state income taxes, (ii) the impact of permanent differences between book and taxable income and (iii) for the six months ended June 30, 2019, the revision of estimated deferred taxes recognized by Viper as a result of its change in tax status. Based on information available as of March 31, 2019 regarding unitholders’ tax basis, Viper revised its estimate of deferred taxes on Viper’s investment in Viper LLC on the date of the tax status change, resulting in discrete deferred tax benefit of $35 million for the three months ended March 31, 2019.

For the three and six months ended June 30, 2020, the Company recorded an increase through stockholders’ equity to the carrying value of its investment in Rattler LLC, resulting in an increase in the Company’s deferred tax liability related to its investment in Rattler LLC. A corresponding adjustment to the noncontrolling interest resulted in a decrease in Rattler’s deferred tax liability related to its investment in Rattler LLC and a total net deferred tax asset balance for Rattler at June 30, 2020. As a result of Rattler’s assessment, including consideration of all available positive and negative evidence, Rattler determined that it is more likely than not that Rattler will realize its deferred tax assets at June 30, 2020.

The CARES Act was enacted on March 27, 2020. This legislation included a number of provisions applicable to U.S. income taxes for corporations, including providing for carryback of certain net operating losses, accelerated refund of minimum tax credits, and modifications to the rules limiting the deductibility of business interest expense. The Company has considered the impact of this legislation in the period of enactment, resulting in discrete income tax benefit for the three months ended March 31, 2020 related to the anticipated carryback of approximately $179 million of the Company’s federal net operating losses as noted above. As a result of the refund associated with such carryback as well as the accelerated refund available for minimum tax credits, the Company’s current federal taxes receivable total approximately $101 million as of March 31, 2020 and June 30, 2020.

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

14. DERIVATIVES

All derivative financial instruments are recorded at fair value. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the cash and non-cash changes in fair value in the combined consolidated statements of operations under the caption “Gain (loss) on derivative instruments, net.” See Note 15—Fair Value Measurements for further discussion of the Company’s fair value measurements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
Diamondback Commodity Contracts

The Company has used fixed price swap contracts, fixed price basis swap contracts, double-up swap contracts, NYMEX roll basis swaps and three-way costless collars with corresponding put, short put and call options to reduce price volatility associated with certain of its oil and natural gas sales.

The Company’s derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on New York Mercantile Exchange West Texas Intermediate (Cushing and Magellan East Houston), West Texas Light (Cushing), and ICE Brent pricing, natural gas derivative settlements based on the New York Mercantile Exchange Henry Hub and Waha Hub pricing, liquids derivative settlements based on Mont Belvieu pricing and diesel fuel settlements based on Gulf Coast ultra low sulfur diesel pricing.

By using derivative instruments to economically hedge exposure to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are participants in the secured second amended and restated credit agreement, which is secured by substantially all of the assets of the guarantor subsidiaries; therefore, the Company is not required to post any collateral. The Company does not require collateral from its counterparties. The Company has entered into derivative instruments only with counterparties that are also lenders under its credit facility and have been deemed an acceptable credit risk.

As of June 30, 2020, the Company had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

	2020		2021
	Volume (Bbls/MMBtu/Gallons)	Fixed Price Swap (per Bbl/MMBtu/Gallon)	Volume (Bbls/MMBtu/Gallons)	Fixed Price Swap (per Bbl/MMBtu/Gallon)
Oil Swaps - WTI Cushing	1,840,000	$45.07	—	$—
Oil Swaps - WTI Magellan East Houston	736,000	$61.95	1,825,000	$37.78
Oil Swaps - BRENT	4,452,800	$47.62	2,730,000	$41.58
Oil Swaption - BRENT	—	$—	920,000	$41.50
Oil Basis Swaps - WTI Cushing	7,424,000	$(1.21)	—	$—
Oil Basis Swaps - WTL Cushing	1,472,000	$(1.31)	—	$—
Oil Rolling Hedge - WTI Cushing	22,080,000	$(1.05)	—	$—
Natural Gas Swaps - Henry Hub	11,040,000	$2.48	43,800,000	$2.57
Natural Gas Swaps - Waha Hub	11,040,000	$1.51	—	$—
Natural Gas Basis Swaps - Waha Hub	22,080,000	$(1.46)	83,950,000	$(0.69)
Natural Gas Liquid Swaps - Mont Belvieu Ethane	1,288,000	$8.43	—	$—
Natural Gas Liquid Swaps - Mont Belvieu Propane	920,000	$21.76	—	$—
Diesel Price Swaps	184,000,000	$1.60	—	$—

Oil Swaption - WTI Magellan East Houston	2020
Volume (Bbl)	602,600
Swap price (per Bbl)	$55.00
Put price (per Bbl)	$40.00

Oil Options - WTI Cushing	2020
Volume (Bbl)	864,800
Long put price (per Bbl)	$46.51

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Oil Put Spread - WTI Magellan East Houston	2020
Volume (Bbl)	699,200
Floor price (per Bbl)	$50.00
Short put price (per Bbl)	$25.00

Gas Swap Double-Up - Waha Hub	2020
Volume (Mcf)	5,520,000
Swap price (per Mcf)	$1.70
Option price (per Mcf)	$1.70

	2020			2021
Oil Costless Collars	WTI Cushing	Brent	WTI Magellan East Houston	Brent
Volume (Bbls)	6,330,336	11,906,640	736,000	22,986,000
Floor price (per Bbl)	$38.53	$37.59	$39.00	$39.22
Ceiling price (per Bbl)	$45.79	$45.63	$49.00	$48.21

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

The following table summarizes the Company’s interest rate swaps and treasury locks as of June 30, 2020:

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

By using derivative instruments to economically hedge exposure to changes in commodity prices, Viper exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes Viper, which creates credit risk. Viper’s counterparties are participants in the Viper credit agreement, which is secured by substantially all of the assets of the guarantor subsidiaries; therefore, Viper is not required to post any collateral. Viper’s counterparties are determined to have an acceptable credit risk, therefore, Viper does not require collateral from its counterparties.

As of June 30, 2020, Viper had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

	2020
Swaps	Volume	Fixed Price Swap (per Bbl/MMBtu)
Oil swaps - WTI Cushing (Bbls)	184,000	$27.45
Oil basis swaps - WTI Midland-Cushing (Bbls)	736,000	$(2.60)
Natural gas basis swaps - Waha Hub (MMBtu)	4,600,000	$(2.07)

Collars - WTI Cushing	2020	2021
Volume (Bbls)	2,576,000	3,650,000
Floor price (per Bbl)	$28.86	$30.00
Ceiling price (per Bbl)	$32.33	$43.05

Deferred premium call options - WTI Cushing	2020
Volume (Bbls)	736,000
Premium	$1.89
Strike price (per Bbl)	$45.00

Balance sheet offsetting of derivative assets and liabilities

The fair value of swaps is generally determined using established index prices and other sources which are based upon, among other things, futures prices and time to maturity. These fair values are recorded by netting asset and liability positions, including any deferred premiums that are with the same counterparty and are subject to contractual terms which provide for net settlement.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
The following tables present the gross amounts of recognized derivative assets and liabilities, the amounts offset under master netting arrangements with counterparties and the resulting net amounts presented in the Company’s consolidated balance sheets as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(in millions)
Gross derivative assets	$284	$71
Amounts netted	(198)	(18)
Net derivative assets	$86	$53

Gross derivative liabilities	$373	$45
Amounts netted	(198)	(18)
Net derivative liabilities	$175	$27

The net amounts are classified as current or noncurrent based on their anticipated settlement dates. The net fair value of the Company’s derivative assets and liabilities and their locations on the consolidated balance sheet are as follows:

	June 30, 2020	December 31, 2019
	(in millions)
Current assets: derivative instruments	$86	$46
Noncurrent assets: derivative instruments	—	7
Total assets	$86	$53
Current liabilities: derivative instruments	$85	$27
Noncurrent liabilities: derivative instruments	90	—
Total liabilities	$175	$27

The following table summarizes the gains and losses on derivative instruments included in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
(Loss) gain on derivative instruments, net
Commodity contracts	$(353)	$94	$251	$(174)
Interest rate swaps	(8)	—	(70)	—
Total	$(361)	$94	$181	$(174)

Net cash received on settlements
Commodity contracts	210	5	297	22
Total	$210	$5	$297	$22

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis, including the Company’s derivative instruments and Viper’s investment. Viper measures its investment utilizing the fair value option, and as such the investment is classified as Level 1 in the fair value hierarchy. The fair values of the Company’s fixed price swaps, fixed price basis swaps and costless collars are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes, and time to maturity. These valuations are Level 2 inputs.

The following table provides fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(in millions)
Assets:
Investment	$13	$—	$—	$19	$—	$—
Derivative Instruments	—	86	—	—	53	—

Liabilities:
Derivative Instruments	$—	$175	$—	$—	$27	$—

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets:

	June 30, 2020		December 31, 2019
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in millions)
Debt:
Revolving credit facility	$119	$119	$13	$13
4.625% Notes due 2021	$191	$195	$399	$411
7.320% Medium-term Notes, Series A, due 2022	$21	$22	$21	$22
2.875% Senior Notes due 2024(1)	$992	$1,002	$992	$1,012
4.750% Senior Notes due 2025	$496	$536	$—	$—
5.375% Senior Notes due 2025(1)	$799	$826	$799	$840
3.250% Senior Notes due 2026(1)	$793	$805	$792	$812
7.350% Medium-term Notes, Series A, due 2027	$11	$11	$11	$12
7.125% Medium-term Notes, Series B, due 2028	$107	$116	$108	$116
3.500% Senior Notes due 2029(1)	$1,187	$1,163	$1,186	$1,226
Viper revolving credit facility	$154	$154	$97	$97
Viper's 5.375% Senior Notes due 2027	$477	$476	$490	$521
Rattler revolving credit facility	$523	$523	$424	$424
DrillCo Agreement	$82	$82	$39	$39
(1)The carrying value includes associated deferred loan costs and any remaining discount or premium.

The fair values of the revolving credit facility, the Viper credit agreement and the Rattler credit agreement approximate their carrying values based on borrowing rates available to the Company for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair values of the outstanding notes were determined using the June 30, 2020 quoted market price, a Level 1 classification in the fair value hierarchy.

Fair Value of Financial Assets

The carrying amount of cash and cash equivalents, receivables, prepaids and other current assets, payables and other accrued liabilities approximate their fair value because of the short-term nature of the instruments.

16. LEASES

The Company leases certain drilling rigs, facilities, compression and other equipment.

The following table summarizes operating lease costs for the three months and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Operating lease costs	$4	$8	$9	$12

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
For the six months ended June 30, 2020 and 2019, cash paid for operating lease liabilities, and reported in cash flows provided by operating activities on the Company’s Statements of Consolidated Cash Flows, was $9 million and $12 million, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded an additional $10 million and $13 million of right-of-use assets in exchange for new lease liabilities, respectively.

The operating lease right-of-use assets were reported in other assets and the current and noncurrent portions of the operating lease liabilities were reported in other accrued liabilities and other long-term liabilities, respectively, on the Consolidated Balance Sheets. As of June 30, 2020, the operating right-of-use assets were $16 million and operating lease liabilities were $16 million, of which $11 million was classified as current. As of June 30, 2020, the weighted average remaining lease term was 1.6 years and the weighted average discount rate was 9.4%.

Schedule of Operating Lease Liability Maturities. The following table summarizes undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of June 30, 2020:

As of June 30, 2020
(in millions)
2020 (July - December)	$8
2021	6
2022	4
2023	—
2024	—
Thereafter	—
Total lease payments	18
Less: interest	2
Present value of lease liabilities	$16

17. COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings, disputes and claims arising in the ordinary course of its business, including those that arise from interpretation of federal and state laws and regulations affecting the natural gas and crude oil industry. While the ultimate outcome of the pending proceedings, disputes or claims, and any resulting impact on the Company, cannot be predicted with certainty, the Company’s management believes that none of these matters, if ultimately decided adversely, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company’s assessment is based on information known about the pending matters and its experience in contesting, litigating and settling similar matters. Actual outcomes could differ materially from the Company’s assessment. The Company records reserves for contingencies related to outstanding legal proceedings, disputes or claims when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.

18. SUBSEQUENT EVENTS

Second Quarter 2020 Dividend Declaration
On July 31 2020, the Board of Directors of the Company declared a cash dividend for the second quarter of 2020 of $0.375 per share of common stock, payable on August 20, 2020 to its stockholders of record at the close of business on August 13, 2020.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
Commodity Contracts

Subsequent to June 30, 2020, the Company entered into new fixed price swaps and basis swaps. The Company’s derivative contracts are based upon reported settlement prices on commodity exchanges noted in the table below.

The following tables present the derivative contracts entered into by the Company subsequent to June 30, 2020. When aggregating multiple contracts, the weighted average contract price is disclosed.

	January 2021 - December 2021
	Volume (MMBtu)	Fixed Price Swap (per MMBtu)
Natural Gas Swaps - Henry Hub	18,250,000	$2.62

	January 2022 - December 2022
	Volume (MMBtu)	Fixed Price Swap (per MMBtu)
Natural Gas Basis Swaps - Waha Hub	21,900,000	$(0.46)

Rattler’s Notes Offering and Repayment of Borrowings under the Rattler Credit Agreement

On July 14, 2020, Rattler completed an offering (the “Notes Offering”) of $500 million in aggregate principal amount of its 5.625% Senior Notes due 2025 (the “Rattler Notes”). Interest on the Rattler Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2021. The Rattler Notes mature on July 15, 2025. Rattler received net proceeds of approximately $490 million from the Notes Offering. Rattler loaned the gross proceeds to Rattler LLC, which Rattler LLC used to repay outstanding borrowings under the Rattler credit agreement.

The Rattler Notes are senior unsecured obligations of Rattler, rank equally in right of payment with all of Rattler’s existing and future senior indebtedness it may incur and initially are guaranteed on a senior unsecured basis by Rattler LLC, Tall City, Rattler OMOG LLC and Rattler Ajax Processing LLC. Neither the Company nor Rattler’s General Partner guarantee the Rattler Notes. In the future, each of Rattler’s restricted subsidiaries that either (1) guarantees any of its or a guarantor’s other indebtedness or (2) is classified as a domestic restricted subsidiary under the indenture governing the Rattler Notes and is an obligor with respect to any indebtedness under any credit facility will be required to guarantee the Rattler Notes.

Intercompany Promissory Note

In connection with and upon closing of the Notes Offering, Rattler loaned the gross proceeds from the Notes Offering to Rattler LLC under the terms of a subordinated promissory note, dated as of July 14, 2020, by Rattler LLC in favor of Rattler (the “Intercompany Promissory Note”). The Intercompany Promissory Note requires Rattler LLC to repay the intercompany loan to Rattler on the same terms and in the same amounts as the Rattler Notes and has the same maturity date, interest rate, change of control repurchase and redemption provisions. Rattler’s right to receive payment under the Intercompany Promissory Note is contractually subordinated to Rattler LLC’s guarantee of the Rattler Notes and its other obligations under the Rattler credit agreement.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
Repurchases of Viper Notes

After the second quarter of 2020, Viper repurchased $6 million of the outstanding principal amount of the Viper Notes at a cash price of 98.5% of the aggregate principal amount, which resulted in an immaterial gain on extinguishment of debt. As of July 31, 2020, the remaining outstanding principal amount of the Viper Notes totaled $480 million.

Current Commodity Environment

Oil prices dropped sharply in early March 2020, and then continued to decline reaching negative levels. This was a result of multiple factors affecting the supply and demand in global oil and natural gas markets, including actions taken by OPEC members and other oil exporting nations impacting commodity price and production levels and a significant decrease in demand due to the ongoing COVID-19 pandemic. While OPEC members and certain other nations agreed in April of 2020 to cut production, which helped to reduce a portion of the excess supply in the market and improve oil prices, there is no assurance that this agreement will continue or be observed by its parties, and downward pressure on commodity prices has continued and could continue for the foreseeable future. The Company cannot predict if or when commodity prices will stabilize and at what levels.

19. SEGMENT INFORMATION

The Company reports its operations in two operating segments: (i) the upstream segment, which is engaged in the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas and (ii) the midstream operations segment includes midstream services and real estate. All of Rattler’s equity method investments are included in the midstream segment.

The following tables summarize the results of the Company’s operating segments during the periods presented:

	Upstream	Midstream Services	Eliminations	Total
Three Months Ended June 30, 2020:	(in millions)
Third-party revenues	$412	$13	$—	$425
Intersegment revenues	—	77	(77)	—
Total revenues	412	90	(77)	425
Depreciation, depletion and amortization	331	12	—	343
Impairment of oil and natural gas properties	2,539	—	—	2,539
(Loss) income from operations	(2,642)	29	(59)	(2,672)
Interest expense, net	(44)	(2)	—	(46)
Other expense	(402)	(15)	(3)	(420)
(Benefit from) provision for income taxes	(682)	1	—	(681)
Net (loss) income attributable to non-controlling interest	(18)	10	(10)	(18)
Net (loss) income attributable to Diamondback Energy	(2,344)	3	(52)	(2,393)
As of June 30, 2020:
Total assets	$18,846	$1,779	$(288)	$20,337

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

	Upstream	Midstream Services	Eliminations	Total
Three Months Ended June 30, 2019:	(in millions)
Third-party revenues	$1,002	$19	$—	$1,021
Intersegment revenues	—	93	(93)	—
Total revenues	1,002	112	(93)	1,021
Depreciation, depletion and amortization	349	10	—	359
Income from operations	419	56	(64)	411
Interest expense, net	(49)	—	—	(49)
Other income	50	—	(3)	47
Provision for income taxes	93	9	—	102
Net income attributable to non-controlling interest	7	15	(15)	7
Net income attributable to Diamondback Energy	369	32	(52)	349
As of December 31, 2019:
Total assets	$22,125	$1,636	$(230)	$23,531

	Upstream	Midstream Services	Eliminations	Total
Six Months Ended June 30, 2020:	(in millions)
Third-party revenues	$1,295	$29	$—	$1,324
Intersegment revenues	—	189	(189)	—
Total revenues	1,295	218	(189)	1,324
Depreciation, depletion and amortization	725	25	—	750
Impairment of oil and natural gas properties	3,548	—	—	3,548
(Loss) income from operations	(3,424)	90	(140)	(3,474)
Interest expense, net	(89)	(5)	—	(94)
Other income (expense)	88	(18)	(5)	65
(Benefit from) provision for income taxes	(603)	5	—	(598)
Net (loss) income attributable to non-controlling interest	(146)	51	(51)	(146)
Net (loss) income attributable to Diamondback Energy	(2,587)	16	(94)	(2,665)
As of June 30, 2020:
Total assets	$18,846	$1,779	$(288)	$20,337

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

	Upstream	Midstream Services	Eliminations	Total
Six Months Ended June 30, 2019:	(in millions)
Third-party revenues	$1,845	$40	$—	$1,885
Intersegment revenues	—	167	(167)	—
Total revenues	1,845	207	(167)	1,885
Depreciation, depletion and amortization	661	20	—	681
Income from operations	744	106	(120)	730
Interest expense, net	(95)	—	—	(95)
Other expense	(259)	—	(3)	(262)
Provision for income taxes	49	20	—	69
Net income attributable to non-controlling interest	40	15	(15)	40
Net income attributable to Diamondback Energy	$396	$71	$(108)	359
As of December 31, 2019:
Total assets	$22,125	$1,636	$(230)	$23,531

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

2020 Recent Developments

COVID-19 and Recent Collapse in Commodity Prices

On March 11, 2020, the World Health Organization characterized the global outbreak of the novel strain of coronavirus, COVID-19, as a “pandemic.” To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines, causing some businesses to suspend operations and a reduction in demand for many products from direct or ultimate customers. Although many stay-at-home orders have expired and certain restrictions on conducting business have been lifted, the COVID-19 pandemic resulted in a widespread health crisis and a swift and unprecedented reduction in international and U.S. economic activity which, in turn, has adversely affected the demand for oil and natural gas and caused significant volatility and disruption of the financial markets.

In early March 2020, oil prices dropped sharply, and then continued to decline reaching negative levels. This was a result of multiple factors affecting supply and demand in global oil and natural gas markets, including actions taken by OPEC members and other exporting nations impacting commodity price and production levels and the ongoing COVID-19 pandemic. While OPEC members and certain other nations agreed in April 2020 to cut production, which helped to reduce a portion of the excess supply in the market and improve oil prices, there is no assurance that this agreement will continue or be observed by its parties, and downward pressure on commodity prices has continued and could continue for the foreseeable future. The Company cannot predict if or when commodity prices will stabilize and at what levels.

As a result of the reduction in crude oil demand caused by factors mentioned above, in March 2020, we announced reductions to our capital plans for 2020 and have recently indicated that we expect our budget to remain in this lower range for the rest of 2020. We also lowered our total commodity production and oil production guidance for 2020 and, as of August 3, 2020, were targeting slightly lower oil production volumes in 2020 as compared to full year 2019, and took other actions discussed below.

In addition, as a result of the sharp decline in commodity prices in early March 2020, which decline continued for most of the second quarter of 2020, we recorded a non-cash ceiling test impairment for the six months ended June 30, 2020 of approximately $3.5 billion, of which approximately $2.5 billion was recorded for the three months ended June 30, 2020 and approximately $1.0 billion was recorded for the three months ended March 31, 2020. These impairment charges adversely affected our results of operations but did not reduce our cash flows. If the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters, we will have material write downs in subsequent quarters. Our production, proved reserves and cash flows will also be adversely impacted. Our results of operations may be further adversely impacted by any government rule, regulation or order that may impose production limits, as well as pipeline capacity and storage constraints, in the Permian Basin where we operate.

Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic, the depressed commodity prices and the adverse macroeconomic will persist, the full extent of the impact they will have on our industry and our business, financial condition, results of operations or cash flows, or the pace or extent of any subsequent recovery.

Our Response to the Commodity Price Volatility and Impact of COVID-19

•We have taken swift and decisive actions to protect the health and safety of our employees and preserve the strength of our organization during the COVID-19 pandemic and the depressed commodity price markets.

•In response to historically low commodity prices, we made the decision to complete as few wells as possible in the second quarter of 2020, with no wells turned to production in the month of June 2020.

•We also curtailed 5% of our oil production during the second quarter of 2020. This curtailed production has been restored and is now receiving significantly higher realized prices than it would have received when the decision was made to curtail. We currently have three completion crews working to stem production declines to meet our fourth quarter 2020 production target of between 170,000 and 175,000 barrels of oil per day.

•Our operated rig count declined rapidly in the second quarter of 2020, from 20 rigs on March 31, 2020 to six rigs currently, building a significant inventory of drilled but uncompleted wells.

•Assuming a continuation of current market conditions, we plan to operate between five and six operated drilling rigs and between three and four completion crews for the remainder of 2020.

•Our cash operating costs declined dramatically in the second quarter of 2020, and we intend to preserve some of these efficiencies in future periods.

•Based on current forward commodity prices, we expect to generate significant free cash flow in the second half of 2020 and in 2021. Under a maintenance capital scenario in 2021 should that become the base case operating plan, we anticipate that we will be able to hold expected fourth quarter 2020 oil production flat while spending 25% to 35% less than our 2020 capital budget, including lower midstream and infrastructure budgets.

•We intend to remain focused on returning capital to our stockholders through our quarterly dividend while protecting our balance sheet, and intend to continue to drill, complete and produce hydrocarbons with the highest margins at the lowest capital and operating costs in the industry.

•We have hedged approximately 100% of our remaining expected 2020 oil production, including basis differentials and a majority of WTI contract exposure and removed all three-way collar hedge exposure to maximize downside protection.

•We have hedged approximately 50% of our expected 2021 oil production in the form of swaps and two-way collars.

Second Quarter 2020 and Other Recent Developments

•We recorded a net loss of $2.4 billion for the second quarter ended June 30, 2020, which reflected an impairment of oil and natural gas properties of approximately $2.5 billion as a result of the lower average trailing 12-month commodity pricing due to the sharp decline in commodity prices.

•Our average production was 294.1 MBOE/d during the second quarter of 2020.

•During the second quarter of 2020, we drilled 37 gross horizontal wells in the Midland Basin and 21 gross horizontal wells in the Delaware Basin.

•We turned 15 gross operated horizontal wells (ten in the Midland Basin and five in the Delaware Basin) to production and had capital expenditures of $0.6 billion during the second quarter of 2020.

•The average lateral length for the wells completed during the second quarter of 2020 was 11,256 feet.

•As of June 30, 2020, we had $1.9 billion of availability for future borrowings under our revolving credit facility and approximately $0.1 billion of cash on hand.

•Our cash operating costs for the second quarter ended June 30, 2020 were $6.44 per BOE, including lease operating expenses $3.85 per BOE, cash general and administrative expenses of $0.41 per BOE and production and ad valorem taxes and gathering and transportation expenses of $2.18 per BOE, representing a 24% decrease from the cash operating costs for the first quarter ended March 31, 2020 of $8.52 per BOE even with lower production volumes in the second quarter of 2020.

•Our current drilling and completion costs in the Midland Basin are between $450 and $500 per lateral foot, with an estimated additional $80 to $100 of equip costs per lateral foot.

•Our current drilling and completion costs in the Delaware Basin are between $650 and $700 per lateral foot, with an estimated additional $100 to $150 of equip costs per lateral foot.

•We completed a four well pad in Spanish Trail in 10.5 days, completing approximately 4,000 lateral feet per day using 25% recycled water versus prior completions at 1,500 to 2,000 lateral feet per day.

•Using new rotary steerable technology, we set a Permian Basin record for most footage drilled in a 24 hour period with 8,150 lateral feet drilled in 24 hours.

•Reduced flaring as a percentage of net production to 0.3%, down 82% from the first quarter of 2020 and down 84% from 2019.

•On July 31 2020, our board of directors declared a cash dividend for the second quarter of 2020 of $0.3750 per share of common stock, payable on August 20, 2020 to our stockholders of record at the close of business of August 13, 2020.

•In May 2020, we completed a registered offering of $500 million in aggregate principal amount of our 4.750% Senior Notes due 2025, or the May 2020 Notes, resulting in the net proceeds of approximately $496 million. The proceeds of the offering of the May 2020 Notes were used to purchase $209 million in aggregate principal amount of Energen’s 4.625% senior notes pursuant to a tender offer.

•In July 2020, Rattler completed a notes offering of $500 million in aggregate principal amount of its 5.625% Senior Notes due 2025, or the Rattler Notes, under Rule 144A and Regulation S under the Securities Act, resulting in net proceeds of approximately $490 million. The proceeds from the offering of the Rattler Notes were used to repay outstanding borrowings under its revolving credit facility.

Upstream Segment

In our upstream segment, our activities are primarily directed at the horizontal development of the Wolfcamp and Spraberry formations in the Midland Basin and the Wolfcamp and Bone Spring formations in the Delaware Basin. We intend to continue to develop our reserves and increase production through development drilling and exploitation and exploration activities on our multi-year inventory of identified potential drilling locations and through acquisitions that meet our strategic and financial objectives, targeting oil-weighted reserves. Also, in our upstream segment, our publicly-traded subsidiary, Viper, is focused on owning and acquiring mineral interests and royalty interests in oil and natural gas properties in the Permian Basin and the Eagle Ford Shale and derives royalty income and lease bonus income from such interests.

As of June 30, 2020, we had approximately 379,277 net acres, which primarily consisted of approximately 199,349 net acres in the Midland Basin and approximately 152,883 net acres in the Delaware Basin. As of December 31, 2019, we had an estimated 12,310 gross horizontal locations that we believe to be economic at $60 per Bbl West Texas Intermediate, or WTI.

The following table sets forth the total number of operated horizontal wells drilled and completed during the three months and six months ended June 30, 2020:

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
	Drilled		Completed(1)		Drilled		Completed(2)
Area	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Midland Basin	37	36	10	6	92	86	44	36
Delaware Basin	21	20	5	5	59	55	51	47
Total	58	56	15	11	151	141	95	83
(1)The average lateral length for the wells completed during the second quarter of 2020 was 11,256 feet. Operated completions during the second quarter of 2020 consisted of four Wolfcamp A wells, two Wolfcamp B wells, four Lower Spraberry wells, two Middle Spraberry wells, one Jo Mill well, one Second Bone Springs well, and one Third Bone Springs well.
(2)The average lateral length for the wells completed during the first six months of 2020 was 9,987 feet. Operated completions during the first six months of 2020 consisted of 51 Wolfcamp A wells, 11 Wolfcamp B wells, 11 Lower Spraberry wells, eight Middle Spraberry wells, three Jo Mill wells, six Second Bone Springs wells, and five Third Bone Springs wells.

As of June 30, 2020, we operated the following wells:

	Vertical Wells		Horizontal Wells		Total
Area	Gross	Net	Gross	Net	Gross	Net
Midland Basin	1,547	1,453	1,051	955	2,598	2,408
Delaware Basin	29	26	556	522	585	548
Total	1,576	1,479	1,607	1,477	3,183	2,956

As of June 30, 2020, we held interests in 3,707 gross (3,053 net) wells, including wells that we do not operate.

Our development program is focused entirely within the Permian Basin, where we continue to focus on long-lateral multi-well pad development. Our horizontal development consists of multiple targeted intervals, primarily within the Wolfcamp and Spraberry formations in the Midland Basin and the Wolfcamp and Bone Springs formations in the Delaware Basin.

Midstream Operations

In our midstream operations segment, Rattler’s crude oil infrastructure assets consist of gathering pipelines and metering facilities, which collectively gather crude oil for its customers. Rattler’s facilities gather crude oil from horizontal and vertical wells in our ReWard, Spanish Trail, Pecos and Glasscock areas within the Permian Basin. Rattler’s natural gas gathering and compression system consists of gathering pipelines, compression and metering facilities, which collectively service the production from our Pecos area assets within the Permian Basin. Rattler’s water sourcing and distribution assets consists of water wells, hydraulic fracturing pits, pipelines and water treatment facilities, which collectively gather and distribute water from Permian Basin aquifers to the drilling and completion sites through buried pipelines and temporary surface pipelines. Rattler’s produced water gathering and disposal system spans approximately 503 miles and consists of gathering pipelines along with produced water disposal wells and facilities which collectively gather and dispose of produced water from operations throughout our Permian Basin acreage.

We have entered into multiple fee-based commercial agreements with Rattler, each with an initial term ending in 2034, utilizing Rattler’s infrastructure assets or its planned infrastructure assets to provide an array of essential services critical to our upstream operations in the Delaware and Midland Basins. Our agreements with Rattler include substantial acreage dedications. On May 5, 2020, we amended our commercial agreements with Rattler to, among other things, in certain cases add certain new areas to our dedication and commitment and revise the threshold for permitting releases of dedications in connection with transfers or swaps by us or our affiliates.

Results of Operations

The following table sets forth selected operating data for the three months and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues (in millions):
Oil sales	$352	$947	$1,179	$1,690
Natural gas sales	21	(9)	25	20
Natural gas liquid sales	39	62	91	132
Total oil, natural gas and natural gas liquid revenues	$412	$1,000	$1,295	$1,842

Production Data (in thousands):
Oil (MBbls)	16,045	17,402	34,370	33,517
Natural gas (MMcf)	31,857	21,439	63,977	43,123
Natural gas liquids (MBbls)	5,411	4,538	10,949	8,446
Combined volumes (MBOE)	26,765	25,513	55,982	49,150

Daily combined volumes (BOE/d)	294,126	280,365	307,592	271,548
Daily oil volumes (BO/d)	176,323	191,229	188,846	185,176

Average Prices:
Oil ($ per Bbl)	$21.99	$54.41	$34.31	$50.42
Natural gas ($ per Mcf)	$0.63	$(0.41)	$0.39	$0.46
Natural gas liquids ($ per Bbl)	$7.17	$13.60	$8.33	$15.64
Combined ($ per BOE)	$15.39	$39.19	$23.13	$37.47

Oil, hedged ($ per Bbl)(1)	$35.21	$53.95	$42.73	$50.56
Natural gas, hedged ($ per MMbtu)(1)	$0.33	$0.04	$0.38	$0.77
Natural gas liquids, hedged ($ per Bbl)(1)	$7.17	$14.41	$8.33	$16.16
Average price, hedged ($ per BOE)(1)	$22.95	$39.39	$28.30	$37.93
(1)Hedged prices reflect the effect of our commodity derivative transactions on our average sales prices. Our calculation of such effects includes gains and losses on cash settlements for matured commodity derivatives, which we do not designate for hedge accounting. Hedged prices exclude gains or losses resulting from the early settlement of commodity derivative contracts.

Production Data

Substantially all of our revenues are generated through the sale of oil, natural gas liquids and natural gas production. The following tables set forth our production data for the three months and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Oil (MBbls)	60%	68%	61%	68%
Natural gas (MMcf)	20%	14%	19%	15%
Natural gas liquids (MBbls)	20%	18%	20%	17%
	100%	100%	100%	100%

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	Midland Basin	Delaware Basin	Other(1)	Total	Midland Basin	Delaware Basin	Other(2)	Total
	(in thousands)
Production Data:
Oil (MBbls)	9,382	6,626	37	16,045	10,422	6,311	669	17,402
Natural gas (MMcf)	17,049	14,721	87	31,857	10,470	10,610	359	21,439
Natural gas liquids (MBbls)	3,146	2,244	21	5,411	2,595	1,885	58	4,538
Total (MBoe)	15,370	11,324	73	26,765	14,762	9,964	787	25,513

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	Midland Basin	Delaware Basin	Other(1)	Total	Midland Basin	Delaware Basin	Other(2)	Total
	(in thousands)
Production Data:
Oil (MBbls)	19,893	14,386	91	34,370	20,306	11,929	1,282	33,517
Natural gas (MMcf)	32,882	30,868	227	63,977	20,765	21,621	737	43,123
Natural gas liquids (MBbls)	6,194	4,707	48	10,949	4,785	3,542	119	8,446
Total (MBoe)	31,567	24,238	177	55,982	28,552	19,075	1,524	49,150
(1)Includes the Central Basin Platform, the Eagle Ford Shale and the Rockies.
(2)Includes the Eagle Ford Shale.

Comparison of the Three Months Ended June 30, 2020 and 2019 and Six Months Ended June 30, 2020 and 2019

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

	Three Months Ended June 30, 2020 Compared to 2019			Six Months Ended June 30, 2020 Compared to 2019
	Change in prices	Production volumes(1)	Total net dollar effect of change	Change in prices	Production volumes(1)	Total net dollar effect of change
	(in millions)
Effect of changes in price:
Oil	$(32.42)	16,045	$(520)	$(16.12)	34,370	$(554)
Natural gas	$1.04	31,857	33	$(0.07)	63,977	(5)
Natural gas liquids	$(6.43)	5,411	(35)	$(7.31)	10,949	(80)
Total revenues due to change in price			$(522)			$(639)

	Change in production volumes(1)	Prior period Average Prices	Total net dollar effect of change	Change in production volumes(1)	Prior period Average Prices	Total net dollar effect of change
	(in millions)
Effect of changes in production volumes:
Oil	(1,357)	$54.41	$(74)	853	$50.42	$43
Natural gas	10,418	$(0.41)	(4)	20,854	$0.46	10
Natural gas liquids	873	$13.60	12	2,503	$15.64	39
Total revenues due to change in production volumes			(66)			92
Total change in revenues			$(588)			$(547)
(1)Production volumes are presented in MBbls for oil and natural gas liquids and MMcf for natural gas.

Our oil, natural gas and natural gas liquids revenues for the three months ended June 30, 2020 decreased by $588 million, or 59%, to $412 million from $1 billion during the three months ended June 30, 2019, primarily due to lower oil, natural gas and natural gas liquids sales prices. The increase in natural gas and natural gas liquids production volumes was due to a combination of increased drilling activity and growth through acquisitions. This increase was partially offset by temporarily curtailing a portion of our oil production volumes in the second quarter of 2020 in response to the sudden drop in demand and prices for oil stemming from the COVID-19 pandemic.

Our oil, natural gas and natural gas liquids revenues for the six months ended June 30, 2020 decreased by $547 million, or 30%, to $1.3 billion from $1.8 billion during the six months ended June 30, 2019 primarily due to lower oil natural gas and natural gas liquids sales prices. The increases in production volumes were due to a combination of increased drilling activity and growth through acquisitions.

Midstream Services Revenue. The following table shows midstream services revenue for the three months and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Midstream services revenue	$11	$16	$25	$35

Our midstream services revenue represents fees charged to our joint interest owners and third parties for the transportation of oil and natural gas along with water gathering and related disposal facilities. Midstream services revenue decreased to $11 million for the three months ended June 30, 2020 and $25 million for the six months ended June 30, 2020 primarily due to a reduction in sourced water volumes due to Diamondback’s lower level of drilling and completion activity in the second quarter of 2020. This decrease was partially offset by increased produced water and crude oil and natural gas volumes due to the continued build out of certain midstream assets.

Lease Operating Expenses. The following table shows lease operating expenses for the three months and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE
	(in millions, except per BOE amounts)
Lease operating expenses	$103	$3.85	$127	$4.98	$230	$4.11	$236	$4.80

Lease operating expenses for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 decreased by $24 million, or $1.13 per BOE. Lease operating expenses for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 decreased by $6 million, or $0.69 per BOE. In both cases, the decreases in lease operating expenses were primarily associated with a reduction in well maintenance activity related to properties acquired in the Energen acquisition and an improvement in power generation costs as a result of improved electrical availability.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the three months and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE
	(in millions, except per BOE amounts)
Production taxes	$19	$0.73	$46	$1.82	$61	$1.09	$87	$1.78
Ad valorem taxes	3	0.10	18	0.69	32	0.58	32	0.64
Total production and ad valorem expense	$22	$0.83	$64	$2.51	$93	$1.67	$119	$2.42

Production taxes as a % of oil, natural gas, and natural gas liquids revenue	4.6%		4.6%		4.7%		4.7%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of production revenues remained consistent for the three and six month periods ended June 30, 2020 compared to the same periods in 2019.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 decreased by $15 million primarily due to a decline in commodity prices between periods coupled with a downward change in full year 2020 ad valorem estimates.

Ad valorem taxes for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 remained relatively flat.

Gathering and Transportation Expense. The following table shows gathering and transportation expense for the three months and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE
	(in millions, except per BOE amounts)
Gathering and transportation expense	$36	$1.35	$17	$0.67	$72	$1.29	$29	$0.59

For the three months and six months ended June 30, 2020, the per BOE increases for gathering and transportation expenses are primarily attributable to recording minimum volume commitment fees in 2020, as well as an increase in fees for our gas production and an overall change in our product mix, with gas and natural gas liquids production becoming a greater percentage of overall production.

Midstream Services Expense. The following table shows midstream services expense for the three months and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Midstream services expense	$32	$17	$55	$34

Midstream services expense represents costs incurred to operate and maintain our oil and natural gas gathering and transportation systems, natural gas lift, compression infrastructure and water transportation facilities. Midstream services expense increased in the 2020 periods compared to 2019 primarily due to increased volumes largely attributable to additional build out of certain midstream assets.

Depreciation, Depletion and Amortization. The following table provides the components of our depreciation, depletion and amortization expense for the three months and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in millions, except BOE amounts)
Depletion of proved oil and natural gas properties	$330	$345	$722	$656
Depreciation of midstream assets	10	8	20	16
Depreciation of other property and equipment	3	6	8	9
Depreciation, depletion and amortization expense	$343	$359	$750	$681
Oil and natural gas properties depreciation, depletion and amortization per BOE	$12.82	$13.53	$13.40	$13.35

The decrease in depletion of proved oil and natural gas properties of $15 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 resulted primarily from a reduction in the average depreciation and depletion rate for our oil and natural gas properties in 2020, due largely to the full cost ceiling impairments recorded in the first quarter of 2020 and fourth quarter of 2019 as well as an increase in our reserve base. The increase in depletion of proved oil and natural gas properties of $66 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 resulted primarily from higher production levels and an increase in net book value on new reserves added.

Impairment of Oil and Natural Gas Properties. As a result of the sharp decline in commodity prices during the first half of 2020, we recorded a non-cash ceiling test impairment for the three months and six months ended June 30, 2020 of $2.5 billion and $3.5 billion, respectively, which was included in accumulated depletion. The impairment charge affected our results of operations but did not reduce cash flow. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analysis in future periods. If the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters, we will continue to have material write downs in subsequent quarters. No impairment on proved oil and natural gas properties was recorded for the six months ended June 30, 2019.

General and Administrative Expenses. The following table shows general and administrative expenses for the three months and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE
	(in millions, except per BOE amounts)
General and administrative expenses	$11	$0.41	$13	$0.51	$26	$0.46	$26	$0.53
Non-cash stock-based compensation	9	0.33	9	0.35	18	0.33	23	0.47
Total general and administrative expenses	$20	$0.74	$22	$0.86	$44	$0.79	$49	$1.00

General and administrative expenses for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 decreased by $2 million primarily due to a decrease in rent and contract labor expense. General and administrative expenses for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019, decreased by $5 million primarily due to a decrease in non-cash stock based compensation.

Net Interest Expense. The following table shows net interest expense for the three months and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net interest expense	$46	$49	$94	$95

Net interest expense remained relatively flat for the three and six month periods ended June 30, 2020 compared to the same periods in 2019.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts on settlements of derivative instruments for the three months and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
(Loss) gain on derivative instruments, net	$(361)	$94	$181	$(174)
Net cash received on settlements	210	5	297	22

We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our consolidated statements of operations under the line item captioned “(Loss) gain on derivative instruments, net.”

(Benefit From) Provision for Income Taxes. The following table shows provision for (benefit from) income taxes for the three months and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
(Benefit from) provision for income taxes	$(681)	$102	$(598)	$69

The change in our income tax provision for the second quarter of 2020 compared to the same period in 2019 was primarily due to the pre-tax loss for the three months ended June 30, 2020, compared to pre-tax income for the three months ended June 30, 2019.

The change in our income tax provision for the first half of 2020 compared to the same period in 2019 was primarily due to the pre-tax loss for the six months ended June 30, 2020, offset by discrete tax expense resulting from application of a valuation allowance on Viper’s deferred tax assets, compared to pre-tax income for the six months ended June 30, 2019, offset by a discrete income tax benefit resulting from estimated deferred taxes recognized as a result of Viper’s change in tax status.

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
Liquidity and Cash Flow

Our cash flows for the six months ended June 30, 2020 and 2019 are presented below:

	Six Months Ended June 30,
	2020	2019
	(in millions)
Net cash provided by operating activities	$1,173	$1,043
Net cash used in investing activities	(1,535)	(1,772)
Net cash provided by financing activities	293	840
Net (decrease) increase in cash	$(69)	$111

Operating Activities

The increase in operating cash flows primarily resulted from changes in our operating assets and liabilities, largely due to the timing, collection and payments of our accounts receivable and accounts payable, which were partially offset by a decrease in our oil and natural gas revenues due to a decrease in average prices received for our production during the six months ended June 30, 2020.

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

Investing Activities

The purchase and development of oil and natural gas properties accounted for the majority of our cash outlays for investing activities. Net cash used in investing activities was $1.5 billion and $1.8 billion during the six months ended June 30, 2020 and 2019, respectively.

During the six months ended June 30, 2020, we spent (a) $1.3 billion on capital expenditures in conjunction with our development program, in which we drilled 151 gross (141 net) operated horizontal wells, of which 59 gross (55 net) wells were in the Delaware Basin and the remaining wells were in the Midland Basin, and turned 95 gross (83 net) operated horizontal wells to production, of which 51 gross (47 net) wells were in the Delaware Basin and the remaining wells were in the Midland Basin, (b) $94 million on additions to midstream assets, (c) $64 million on leasehold interest acquisitions, (d) $65 million for the acquisition of mineral interests, (e) $48 million on equity method investment contributions net of distributions received and (f) $6 million for the purchase of other property, equipment and land.

During the six months ended June 30, 2019, we spent (a) $1.2 billion on capital expenditures in conjunction with our drilling program and related infrastructure projects, in which we drilled 172 gross (152 net) operated horizontal wells, of which 82 gross (73 net) wells were in the Delaware Basin and the remaining wells were in the Midland Basin, and turned 151 gross (137 net) operated horizontal wells to production, of which 68 gross (59 net) wells were in the Delaware Basin and the remaining wells were in the Midland Basin, (b) $111 million on additions to midstream assets, (c) $127 million on leasehold interest acquisitions, (d) $125 million for mineral interests acquisitions, (e) $186 million on equity method investments and (f) $7 million for the purchase of other property, equipment and land.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 and 2019 was $293 million and $840 million, respectively. During the six months ended June 30, 2020, the amount provided by financing activities was primarily attributable to $262 million of borrowings, net of repayments under our credit facility, $275 million in proceeds from the May Notes Offering, net of repayments and $43 million in proceeds from joint venture, partially offset by $7 million of share repurchases for tax withholdings, $98 million of share repurchases as part of our stock repurchase program, $118 million of dividends to stockholders and $62 million of distributions to non-controlling interest.

The 2019 amount provided by financing activities was primarily attributable to $341 million in net proceeds from Viper’s public offering completed on March 1, 2019, $720 million in net proceeds from the Rattler Offering and $43 million in proceeds from joint ventures, partially offset by $48 million of repayments, net of borrowings under our credit facility, $104 million of share repurchases as part of our stock repurchase program, $51 million of dividends to stockholders and $50 million of distributions to non-controlling interest.

Indebtedness

Second Amended and Restated Credit Facility

As of June 30, 2020, the maximum credit amount available under our credit agreement was $2 billion, and we had approximately $119 million of outstanding borrowings under our credit agreement and $1.9 billion available for future borrowings. As of June 30, 2020, there was an aggregate of $3 million in letters of credit outstanding under our credit agreement. The weighted average interest rate on the credit facility was 2.02% and 2.42% for the three months and six months ended June 30, 2020, respectively. The credit agreement matures on November 1, 2022.

As of June 30, 2020, we were in compliance with all financial maintenance covenants under our credit agreement.

The May 2020 Notes and Tender Offer for Energen’s 4.625% Senior Notes

On May 26, 2020, we completed a registered offering of $500 million in aggregate principal amount of our 4.750% Senior Notes due 2025. Interest on the May 2020 Notes accrues from May 26, 2020, and is payable in cash semi-annually on May 31 and November 30 of each year, beginning November 30, 2020. The May 2020 Notes mature on May 31, 2025. We received net proceeds of approximately $496 million from the offering.

We used the net proceeds, among other things, to make an equity contribution to Energen to purchase $209 million in aggregate principal amount of Energen’s 4.625% senior notes pursuant to a tender offer. As of June 30, 2020, $191 million in aggregate principal amount of Energen’s 4.625% senior notes remained outstanding.

Viper’s Credit Agreement

The Viper credit agreement, as amended, or the Viper credit agreement, provides for a revolving credit facility in the maximum credit amount of $2 billion, a borrowing base based on Viper LLC’s oil and natural gas reserves and other factors (the “borrowing base”) and a maturity date of November 1, 2022. The borrowing base was reduced from $775 million to $580 million during the spring 2020 scheduled semi-annual redetermination. The borrowing base is scheduled to be re-determined semi-annually in May and November. In addition, Viper LLC and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. As of June 30, 2020, Viper LLC had $154 million of outstanding borrowings and $426 million available for future borrowings under the Viper credit agreement. Amounts borrowed under the Viper credit agreement bore interest at a weighted average rate of 2.41% and 2.82% for the three months and six months ended June 30, 2020, respectively.

As of June 30, 2020 and December 31, 2019, Viper and Viper LLC were in compliance with all financial maintenance covenants under the Viper credit agreement.

Viper’s Notes

On October 16, 2019, Viper completed an offering in which it issued its 5.375% Senior Notes due 2027 in aggregate principal amount of $500 million, or the Viper Notes. Viper received net proceeds of approximately $490 million from the notes offering and loaned the gross proceeds to Viper LLC to pay down borrowings under the Viper credit agreement. During the second quarter of 2020, Viper repurchased $14 million of the outstanding Viper Notes in open market purchases at a cash price ranging from 97.5% to 98.5% of the aggregate principal amount, which resulted in an immaterial gain on extinguishment of debt. As of June 30, 2020, $486 million in aggregate principal amount of the Viper Notes remained outstanding.

Rattler’s Credit Agreement

The Rattler credit agreement provides for a revolving credit facility in the maximum credit amount of $600 million, which is expandable to $1 billion upon Rattler’s election, subject to obtaining additional lender commitments and satisfaction of customary conditions. As of June 30, 2020, Rattler LLC had $523 million of outstanding borrowings and $77 million available for future borrowings under the Rattler credit agreement. The weighted average interest rate on the credit facility was 2.43% and 2.64% for the three months and six months ended June 30, 2020, respectively. The Rattler credit agreement has a maturity date of May 28, 2024. In connection with the offering of the Rattler Notes described below completed on July 14, 2020, Rattler LLC used the proceeds of the offering to repay a portion of the outstanding borrowings under the Rattler credit agreement. As of June 30, 2020, pro forma for the offering of the Rattler Notes, Rattler had $567 million available for borrowing under the Rattler credit agreement.

As of June 30, 2020 and December 31, 2019, Rattler and Rattler LLC were in compliance with all financial maintenance covenants under the Rattler credit agreement.

Rattler’s Notes

On July 14, 2020, Rattler completed an offering of $500 million in aggregate principal amount of its 5.625% Senior Notes due 2025, or the Notes Offering. Interest on the Rattler Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2021. The Rattler Notes mature on July 15, 2025. Rattler received net proceeds of approximately $490 million from the Notes Offering. Rattler loaned the gross proceeds to Rattler LLC under the terms of a subordinated promissory note, dated as of July 14, 2020. The promissory note requires Rattler LLC to repay the intercompany loan to Rattler on the same terms and in the same amounts as the Rattler Notes and has the same maturity date, interest rate, change of control repurchase and redemption provisions. Rattler LLC used the proceeds from the Notes Offering to repay a portion of the outstanding borrowings under the Rattler credit agreement.

For additional information regarding our indebtedness, see Note 10—Debt included in Notes to the Consolidated Financial Statements and Note 18—Subsequent Events included elsewhere in this report.

Capital Requirements and Sources of Liquidity

Our board of directors approved a 2020 capital budget for drilling and completion, midstream and infrastructure of approximately $2.8 billion to $3.0 billion. In response to the current commodity price environment, we have updated our 2020 capital budget to narrow our anticipated capital expenditures for 2020 to approximately $1.8 billion to $1.9 billion, representing a decrease of 36% over our 2019 capital budget. We estimate that, of these expenditures, approximately:

•$1.565 billion to $1.630 billion will be spent on drilling and completing 170 to 200 gross (153 to 180 net) horizontal wells across our operated leasehold acreage in the Northern Midland and Southern Delaware Basins, with an average lateral length of approximately 10,000 feet;

•$125 million to $150 million will be spent on midstream infrastructure, excluding joint venture investments; and

•$110 million to $120 million will be spent on infrastructure and other expenditures, excluding the cost of any leasehold and mineral interest acquisitions.

        We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted.

In May 2019, our board of directors approved a stock repurchase program to acquire up to $2 billion of our outstanding common stock through December 31, 2020. Under this program, we did not repurchase any of our common stock during the second quarter of 2020, but repurchased approximately $98 million of common stock during the six months ended June 30, 2020. Although we have approximately $1.3 billion remaining available for future repurchases under this program, we have suspended the program to preserve liquidity.

The amount and timing of our capital expenditures are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. We are currently operating six drilling rigs and three completion crews. We will continue monitoring commodity prices and overall market conditions and can adjust our rig cadence up or down in response to changes in commodity prices and overall market conditions.

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

Guarantor Financial Information

As of June 30, 2020, Diamondback O&G LLC is the sole guarantor under the December 2019 Notes Indenture governing the December 2019 Notes and the May 2020 Notes and the 2025 Indenture governing the 2025 Senior Notes. In connection with the satisfaction and discharge of the indenture, dated as of October 28, 2016, as subsequently supplemented, among Diamondback Energy, Inc., the guarantor subsidiaries party thereto and Wells Fargo, as trustee, governing Diamondback Energy, Inc.’s then outstanding 4.750% Senior Notes due 2024, or the 4.750% senior notes, Diamondback E&P LLC and Energen Corporation and its subsidiaries were released as guarantors under the 4.750% senior notes, the 2025 Senior Notes and Diamondback O&G LLC’s revolving credit facility. Rattler LLC was released as a guarantor under Diamondback O&G LLC’s credit agreement on May 28, 2019. Viper, Viper’s General Partner, Viper LLC, Rattler, Rattler’s General Partner and Rattler’s subsidiaries remain non-guarantor subsidiaries.
Diamondback O&G LLC’s guarantees of the December 2019 Notes, the May 2020 Notes and the 2025 Senior Notes are “full and unconditional,” as that term is used in Regulation S-X, Rule 3-10(b)(3), except that such guarantees will be released or terminated in certain circumstances set forth in the December 2019 Notes Indenture and the 2025 Indenture, such as, with certain exceptions, (1) in the event Diamondback O&G LLC (or all or substantially all of its assets) is sold or disposed of, (2) in the event Diamondback O&G LLC ceases to be a guarantor of or otherwise be an obligor under certain other indebtedness, and (3) in connection with any covenant defeasance, legal defeasance or satisfaction and discharge of the relevant indenture.

Diamondback O&G LLC’s guarantees of the December 2019 Notes, the May 2020 Notes and the 2025 Senior Notes are senior unsecured obligations and rank senior in right of payment to any of its future subordinated indebtedness, equal in right of payment with all of its existing and future senior indebtedness, including its obligations under its revolving credit facility, and effectively subordinated to any of its existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness.
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

	June 30, 2020	December 31, 2019
Summarized Balance Sheets	(in millions)
Assets
Current assets	$377	$396
Property and equipment, net	9,001	10,109
Other noncurrent assets	9	17
Liabilities
Current liabilities	$143	$167
Intercompany accounts payable, non-guarantor subsidiary	294	600
Long-term debt	4,386	3,782
Other noncurrent liabilities	1,411	504

Six Months Ended June 30, 2020
Summarized Statement of Operations	(in millions)
Revenues	$778
Loss from operations	(1,578)
Net Loss	(666)

Contractual Obligations

Other than the changes in debt discussed in Note 10—Debt and Note 18—Subsequent Events included in Notes to the Consolidated Financial Statements included elsewhere in this report, there were no material changes to our contractual obligations and other commitments, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Critical Accounting Policies

There have been no changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of June 30, 2020. Please read Note 17 included in Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this report, for a discussion of our commitments and contingencies, which are not recognized in the balance sheets under GAAP.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Our major market risk exposure in our exploration and production business is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years, and we expect this volatility to continue in the future. The prices we receive for production depend on many factors outside of our control. Oil prices dropped sharply in early March 2020, and then continued to decline reaching negative levels. This was a result of multiple factors affecting supply and demand in global oil and gas markets, including actions taken by OPEC members and other oil exporting nations impacting commodity price and production levels and a significant decrease in demand due to the ongoing COVID-19 pandemic, which resulted in a widespread health and economic crisis. While OPEC members and certain other nations agreed in April of 2020 to cut production, which helped to reduce a portion of the excess supply in the market and improve oil prices, there is no assurance that this agreement will continue or be observed by its parties, and downward pressure on commodity prices has continued and could continue for the foreseeable future. We cannot predict if or when commodity prices will stabilize and at what levels.

We use price swap derivatives, including basis swaps, double-up swaps, put spreads, interest rate swaps and three-way collars, to reduce price volatility associated with certain of our oil and natural gas sales. With respect to these fixed price swap contracts, the counterparty is required to make a payment to us if the settlement price for any settlement period is less than the swap price, and we are required to make a payment to the counterparty if the settlement price for any settlement period is greater than the swap price. Our derivative contracts are based upon reported settlement prices on commodity exchanges, with crude oil derivative settlements based on NYMEX West Texas Intermediate pricing (Cushing and Magellan East Houston) and Crude Oil - Brent and with natural gas derivative settlements based on NYMEX Henry Hub and Waha Hub pricing. Please read Note 14 included in Notes to the Consolidated Financial Statements set forth in Part I, Item 1 of this report, for a discussion of our derivatives.

At June 30, 2020, we had a net liability derivative position related to our commodity price derivatives of $19 million, related to our price swap, price basis swap derivatives and costless collars. Utilizing actual derivative contractual volumes under our commodity price derivatives as of June 30, 2020, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position to $78 million, an increase of $59 million, while a 10% decrease in forward curves associated with the underlying commodity would have converted the net liability position to a net asset derivative position of $39 million, a change of $59 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

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

For additional information on our open commodity derivative instruments at June 30, 2020, see Note 14—Derivatives included in Notes to the Consolidated Financial Statements elsewhere in this report.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from joint interest receivables (approximately $111 million at June 30, 2020) and receivables from the sale of our oil and natural gas production (approximately $231 million at June 30, 2020).

We are subject to credit risk due to the concentration of our oil and natural gas receivables with a limited number of significant customers. We do not require our customers to post collateral, and the failure or inability of our significant customers to meet their obligations to us due to their liquidity issues, bankruptcy, insolvency or liquidation may adversely affect our financial results.
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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facility. The terms of our revolving credit facility provide for interest on borrowings at a floating rate equal to an alternative base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.5% and 3-month LIBOR plus 1.0%) or LIBOR, in each case plus the applicable margin. The applicable margin ranges from 0.25% to 1.25% in the case of the alternative base rate and from 1.25% to 2.25% in the case of LIBOR, in each case depending on the amount of the loan outstanding in relation to the borrowing base. We have used interest rate swaps and treasury locks to reduce our exposure to variable rate interest payments associated with our revolving credit facility.

The following table summarizes the Company’s interest rate swaps and treasury locks as of June 30, 2020:

Type	Effective Date	Termination Date	Notional Amount (in millions)	Interest Rate
Interest Rate Swap	December 31, 2020	December 31, 2030	$250	1.551%
Interest Rate Swap	December 31, 2020	December 31, 2030	$250	1.5575%
Interest Rate Swap	December 31, 2020	December 31, 2030	$250	1.297%
Interest Rate Swap	December 31, 2020	December 31, 2030	$250	1.195%

For additional information on our variable interest rate debt at June 30, 2020, see Note 10—Debt included in Notes to the Consolidated Financial Statements elsewhere in this report.

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

As of June 30, 2020, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2020, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

We are a party to various routine legal proceedings, disputes and claims arising in the ordinary course of our business, including those that arise from interpretation of federal and state laws and regulations affecting the natural gas and crude oil industry, personal injury claims, title disputes, royalty disputes, contract claims, contamination claims relating to oil and gas exploration and development and environmental claims, including claims involving assets previously sold to third parties and no longer part of our current operations. While the ultimate outcome of the pending proceedings, disputes or claims, and any resulting impact on us, cannot be predicted with certainty, we believe that none of these matters, if ultimately decided adversely, will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Our business faces many risks. Any of the risks discussed in this report and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially impair our business operations, financial condition or future results.

As of the date of this filing, we continue to be subject to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020, and in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed with the SEC on May 8, 2020. Depending on the duration of the COVID-19 pandemic and its severity and related economic repercussions, however, the negative impact of many of the risks discussed in such reports may be heightened or exacerbated. For a discussion of the recent trends and uncertainties impacting our business, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—2020 Recent Developments—COVID-19 and Recent Collapse in Commodity Prices” and “—Our Response to the Commodity Price Volatility and Impact of COVID.”

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

4.3
Registration Rights Agreement, dated October 31, 2018, by and between Diamondback Energy, Inc. and Ajax Resources, LLC (incorporated by reference to Exhibit 4.1 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on November 7, 2018).

4.4
Second Supplemental Indenture, dated as of May 26, 2020, among Diamondback Energy, Inc., Diamondback O&G LLC and Wells Fargo Bank, National Association, as trustee (including the form of Notes) (incorporated by reference to Exhibit 4.2 to the Form 8-K, File No 001-35700, filed by the Company with the SEC on May 26, 2020).

4.5
Indenture, dated as of July 14, 2020, among Rattler Midstream LP, as issuer, Rattler Midstream Operating LLC, Tall City Towers LLC, Rattler Ajax Processing LLC, and Rattler OMOG LLC, as guarantors, and Wells Fargo Bank, National Association, as trustee (including the form of Rattler Midstream LP’s 5.625% Senior Notes due 2025) (incorporated by reference to Exhibit 4.1 to the Form 8-K, File No. 001-38919, filed by Rattler Midstream LP with the SEC on July 14, 2020).

22.1	List of Issuers and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on May 7, 2020).
31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

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

DIAMONDBACK ENERGY, INC.

Date:	August 7, 2020	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2020	/s/ Kaes Van’t Hof
Kaes Van’t Hof
Chief Financial Officer
(Principal Financial Officer)