Form 10-Q
period 2020-09-30
Diamondback Energy, Inc.
filed 2020-11-05
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of October 30, 2020, the registrant had 157,972,650 shares of common stock outstanding.

DIAMONDBACK ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report that express a belief, expectation, or intention, or that are not statements of historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. These forward-looking statements are subject to a number of risks and uncertainties, many of which are beyond our control. All statements, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “may,” “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this report and detailed under Part II, Item 1A. Risk Factors in this report and our Annual Report on Form 10–K for the year ended December 31, 2019 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of the Company and its consolidated subsidiaries.

Forward-looking statements may include statements about:

•the volatility of realized oil and natural gas prices and the extent and duration of price reductions and increased production by the Organization of the Petroleum Exporting Counties, or OPEC, members and other oil exporting nations;

•the threat, occurrence, potential duration or other implications of epidemic or pandemic diseases, including the ongoing COVID-19 pandemic or any government responses to such threat, occurrence or pandemic;

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

•U.S. and global economic conditions and political and economic developments, including the outcome of the recent U.S. presidential election and resulting energy and environmental policies;

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

•operating hazards;

•civil unrest, terrorist attacks and cyber threats;

•the effects of future litigation;

•our ability to keep up with technological advancements;

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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2020	2019
	(In millions, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$92	$123
Restricted cash	7	5
Accounts receivable:
Joint interest and other, net	67	186
Oil and natural gas sales, net	224	429
Inventories	33	37
Derivative instruments	15	46
Income tax receivable	100	19
Prepaid expenses and other current assets	20	24
Total current assets	558	869
Property and equipment:
Oil and natural gas properties, full cost method of accounting ($7,879 million and $9,207 million excluded from amortization at September 30, 2020 and December 31, 2019, respectively)	27,305	25,782
Midstream assets	1,026	931
Other property, equipment and land	135	125
Accumulated depletion, depreciation, amortization and impairment	(11,031)	(5,003)
Property and equipment, net	17,435	21,835
Equity method investments	532	479
Derivative instruments	—	7
Deferred tax assets, net	75	142
Investment in real estate, net	104	109
Other assets	56	90
Total assets	$18,760	$23,531

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets-(Continued)
(Unaudited)

	September 30,	December 31,
	2020	2019
	(In millions, except par values and share data)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$95	$179
Accrued capital expenditures	309	475
Current maturities of long-term debt	191	—
Other accrued liabilities	329	304
Revenues and royalties payable	219	278
Derivative instruments	86	27
Total current liabilities	1,229	1,263
Long-term debt	5,656	5,371
Derivative instruments	108	—
Asset retirement obligations	112	94
Deferred income taxes	978	1,886
Other long-term liabilities	8	11
Total liabilities	8,091	8,625
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.01 par value; 200,000,000 shares authorized; 157,849,848 and 159,002,338 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	12,615	12,357
Retained earnings (accumulated deficit)	(3,065)	890
Total Diamondback Energy, Inc. stockholders’ equity	9,552	13,249
Non-controlling interest	1,117	1,657
Total equity	10,669	14,906
Total liabilities and equity	$18,760	$23,531

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In millions, except per share amounts, shares in thousands)
Revenues:
Oil sales	$606	$882	$1,785	$2,572
Natural gas sales	36	16	61	36
Natural gas liquid sales	65	58	156	190
Lease bonus	—	1	—	4
Midstream services	12	16	37	51
Other operating income	1	2	5	7
Total revenues	720	975	2,044	2,860
Costs and expenses:
Lease operating expenses	102	128	332	364
Production and ad valorem taxes	55	61	148	180
Gathering and transportation	33	25	105	54
Midstream services	26	26	81	60
Depreciation, depletion and amortization	286	365	1,036	1,046
Impairment of oil and natural gas properties	1,451	—	4,999	—
General and administrative expenses	20	19	64	68
Asset retirement obligation accretion	2	1	5	6
Other operating expense	1	1	4	3
Total costs and expenses	1,976	626	6,774	1,781
Income (loss) from operations	(1,256)	349	(4,730)	1,079
Other income (expense):
Interest expense, net	(53)	(38)	(147)	(133)
Other income, net	—	2	1	5
Gain (loss) on derivative instruments, net	(99)	177	82	3
Gain (loss) on revaluation of investment	(2)	—	(9)	4
Loss on extinguishment of debt	(2)	—	(5)	—
Income (loss) from equity investments	3	—	(10)	—
Total other income (expense), net	(153)	141	(88)	(121)
Income (loss) before income taxes	(1,409)	490	(4,818)	958
Provision for (benefit from) income taxes	(304)	102	(902)	171
Net income (loss)	(1,105)	388	(3,916)	787
Net income (loss) attributable to non-controlling interest	8	20	(138)	60
Net income (loss) attributable to Diamondback Energy, Inc.	$(1,113)	$368	$(3,778)	$727
Earnings (loss) per common share:
Basic	$(7.05)	$2.27	$(23.91)	$4.44
Diluted	$(7.05)	$2.26	$(23.91)	$4.42
Weighted average common shares outstanding:
Basic	157,833	162,543	157,984	164,070
Diluted	157,833	162,780	157,984	164,466
Dividends declared per share	$0.375	$0.1875	$1.125	$0.5625

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Shares	Amount
	($ in millions, shares in thousands)
Balance December 31, 2019	159,002	$2	$12,357	$890	$1,657	$14,906
Unit-based compensation	—	—	—	—	5	5
Distribution equivalent rights payments	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	10	—	—	10
Repurchased shares for tax withholding	(75)	—	(5)	—	—	(5)
Repurchased shares for share buyback program	(1,280)	—	(98)	—	—	(98)
Distribution to non-controlling interest	—	—	—	—	(43)	(43)
Dividend paid	—	—	—	(59)	—	(59)
Exercise of stock options and vesting of restricted stock units	168	—	1	—	—	1
Net income (loss)	—	—	—	(272)	(128)	(400)
Balance March 31, 2020	157,815	2	12,265	559	1,490	14,316
Distribution equivalent rights payments	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	11	—	—	11
Repurchased shares for tax withholding	—	—	—	—	(2)	(2)
Distribution to non-controlling interest	—	—	—	—	(19)	(19)
Dividend paid	—	—	—	(59)	—	(59)
Exercise of stock options and vesting of restricted stock units	9	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	329	—	(329)	—
Net income (loss)	—	—	—	(2,393)	(18)	(2,411)
Balance June 30, 2020	157,824	2	12,605	(1,893)	1,121	11,835
Unit-based compensation	—	—	—	—	3	3
Stock-based compensation	—	—	10	—	—	10
Repurchased shares for tax withholding	(1)	—	—	—	—	—
Distribution to non-controlling interest	—	—	—	—	(15)	(15)
Dividend paid	—	—	—	(59)	—	(59)
Exercise of stock options and vesting of restricted stock units	27	—	—	—	—	—
Net income (loss)	—	—	—	(1,113)	8	(1,105)
Balance September 30, 2020	157,850	$2	$12,615	$(3,065)	$1,117	$10,669

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Shares	Amount
	($ in millions, shares in thousands)
Balance December 31, 2018	164,273	$2	$12,936	$762	$467	$14,167
Net proceeds from issuance of common units - Viper Energy Partners LP	—	—	—	—	341	341
Stock-based compensation	—	—	19	—	—	19
Repurchased shares for tax withholding	(125)	—	(13)	—	—	(13)
Distribution to non-controlling interest	—	—	—	—	(26)	(26)
Dividend paid	—	—	—	(20)	—	(20)
Exercise of stock options and vesting of restricted stock units	468	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	77	—	(74)	3
Net income (loss)	—	—	—	10	33	43
Balance March 31, 2019	164,616	2	13,019	752	741	14,514
Net proceeds from issuance of common units - Viper Energy Partners LP	—	—	—	—	720	720
Unit-based compensation	—	—	—	—	2	2
Stock-based compensation	—	—	12	—	—	12
Repurchased shares for share buyback program	(1,016)	—	(104)	—	—	(104)
Distribution to non-controlling interest	—	—	—	—	(24)	(24)
Dividend paid	—	—	—	(32)	—	(32)
Exercise of stock options and vesting of restricted stock units	349	—	6	—	—	6
Net income (loss)	—	—	—	349	7	356
Balance June 30, 2019	163,949	2	12,933	1,069	1,446	15,450
Unit-based compensation	—	—	—	—	2	2
Stock-based compensation	—	—	1	—	—	1
Repurchased shares for share buyback program	(2,954)	—	(296)	—	—	(296)
Distribution to non-controlling interest	—	—	—	—	(29)	(29)
Dividend paid	—	—	—	(30)	—	(30)
Exercise of stock options and vesting of restricted stock units	147	—	3	—	—	3
Net income (loss)	—	—	—	368	20	388
Balance September 30, 2019	161,142	$2	$12,641	$1,407	$1,439	$15,489

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In millions)
Cash flows from operating activities:
Net income (loss)	$(3,916)	$787
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (benefit from) deferred income taxes	(902)	171
Impairment of oil and natural gas properties	4,999	—
Depreciation, depletion and amortization	1,036	1,046
(Gain) loss on derivative instruments, net	(82)	(3)
Cash received on settlement of derivative instruments	288	33
Other	68	34
Changes in operating assets and liabilities:
Accounts receivable	265	(116)
Accounts payable and accrued liabilities	(18)	(136)
Accrued interest	34	(29)
Revenues and royalties payable	(59)	64
Other	2	1
Net cash provided by (used in) operating activities	1,715	1,852
Cash flows from investing activities:
Drilling, completions and non-operated additions to oil and natural gas properties	(1,404)	(1,883)
Infrastructure additions to oil and natural gas properties	(96)	(104)
Additions to midstream assets	(133)	(186)
Acquisitions of leasehold interests	(89)	(311)
Acquisitions of mineral interests	(65)	(320)
Proceeds from sale of assets	2	301
Contributions to equity method investments	(90)	(225)
Distributions from equity method investments	27	—
Other	(7)	(16)
Net cash provided by (used in) investing activities	(1,855)	(2,744)
Cash flows from financing activities:
Proceeds from borrowings under credit facility	917	1,409
Repayments under credit facility	(1,238)	(1,168)
Proceeds from senior notes	997	—
Repayment of senior notes	(239)	—
Proceeds from joint venture	47	42
Public offering costs	—	(40)
Proceeds from public offerings	—	1,106
Repurchased shares as part of share buyback	(98)	(400)
Dividends to stockholders	(177)	(82)
Distributions to non-controlling interest	(77)	(79)
Other	(21)	(11)
Net cash provided by (used in) financing activities	111	777
Net increase (decrease) in cash and cash equivalents	(29)	(115)
Cash, cash equivalents and restricted cash at beginning of period	128	215
Cash, cash equivalents and restricted cash at end of period	$99	$100
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$100	$115
Accrued capital expenditures	$352	$560

See accompanying notes to condensed consolidated financial statements.

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

The wholly-owned subsidiaries of Diamondback, as of September 30, 2020, include Diamondback E&P LLC, a Delaware limited liability company, Diamondback O&G LLC, a Delaware limited liability company, Viper Energy Partners GP LLC, a Delaware limited liability company, Rattler Midstream GP LLC, a Delaware limited liability company, and Energen Corporation, an Alabama corporation (“Energen”). The consolidated subsidiaries include these wholly-owned subsidiaries as well as Viper Energy Partners LP, a Delaware limited partnership, Viper’s subsidiary Viper Energy Partners LLC, a Delaware limited liability company, Rattler Midstream LP, a Delaware limited partnership, Rattler Midstream Operating LLC, a Delaware limited liability company, Rattler LLC’s wholly-owned subsidiaries Tall City Towers LLC, a Delaware limited liability company (“Tall City”), Rattler Ajax Processing LLC, a Delaware limited liability company, Rattler OMOG LLC, a Delaware limited liability company, and Energen’s wholly-owned subsidiaries Energen Resources Corporation, an Alabama corporation, and EGN Services, Inc., an Alabama corporation.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation.

Viper and Rattler are consolidated in the financial statements of the Company. As of September 30, 2020, the Company owned approximately 58% of Viper’s total units outstanding. The Company’s wholly-owned subsidiary, Viper Energy Partners GP LLC, is the general partner of Viper. As of September 30, 2020, the Company owned approximately 71% of Rattler’s total units outstanding. The Company’s wholly-owned subsidiary, Rattler Midstream GP LLC, is the general partner of Rattler. The results of operations attributable to the non-controlling interest in Viper and Rattler are presented within equity and net income and are shown separately from the Company’s equity and net income attributable to the Company.

These condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10–Q should be read in conjunction with the Company’s most recent Annual Report on Form 10–K for the fiscal year ended December 31, 2019, which contains a summary of the Company’s significant accounting policies and other disclosures.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
Making accurate estimates and assumptions is particularly difficult as the oil and natural gas industry experiences challenges resulting from negative pricing pressure from the effects of COVID-19 and actions by OPEC members and other exporting nations on the supply and demand in global oil and gas markets. Companies in the oil and gas industry have changed near term business plans in response to changing market conditions. The aforementioned circumstances generally increase the uncertainty in the Company’s accounting estimates, particularly those involving financial forecasts.

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

The Company adopted Accounting Standards Update (“ASU”) 2016-13 and the subsequent applicable modifications to the rule on January 1, 2020. Accounts receivable are stated at amounts due from joint interest owners or purchasers, net of an allowance for expected losses as estimated by the Company when collection is deemed doubtful. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Accounts receivable from joint interest owners or purchasers outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for each type of receivable by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. The adoption of ASU 2016-13 did not result in a material change to the Company’s allowance. At September 30, 2020 and December 31, 2019, the Company recorded an immaterial allowance for expected losses.

Non-controlling Interest

Non-controlling interest in the accompanying condensed consolidated financial statements represents minority interest ownership in Viper and Rattler. When the Company’s relative ownership interests in Viper and Rattler change, adjustments to non-controlling interest and additional paid-in-capital, tax effected, will occur. Because these changes in the ownership interests in Viper and Rattler do not result in a change of control, the transactions are accounted for as equity transactions under ASC Topic 810, Consolidation, which requires that any differences between the carrying value of the Company’s basis in Viper and Rattler and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest.

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

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(in millions)
Oil sales	$348	$257	$1	$606	$529	$350	$3	$882
Natural gas sales	19	17	—	36	7	8	1	16
Natural gas liquid sales	36	28	1	65	33	25	—	58
Total	$403	$302	$2	$707	$569	$383	$4	$956

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(in millions)
Oil sales	$1,030	$750	$5	$1,785	$1,561	$951	$60	$2,572
Natural gas sales	32	29	—	61	17	18	1	36
Natural gas liquid sales	88	67	1	156	110	78	2	190
Total	$1,150	$846	$6	$2,002	$1,688	$1,047	$63	$2,798

4.    DIVESTITURES

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

On July 1, 2019, the Company completed its divestiture of 103,750 net acres of certain conventional and non-core Permian assets, which were acquired by the Company in the merger with Energen, for an aggregate sale price of $285 million. This divestiture did not result in a gain or loss because it did not have a significant effect on the Company’s reserve base or depreciation, depletion and amortization rate.

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

5.    RATTLER MIDSTREAM LP

Rattler is a publicly traded Delaware limited partnership, the common units of which are listed on the Nasdaq Global Select Market under the symbol “RTLR.” Rattler was formed by Diamondback in July 2018 to own, operate, develop and acquire midstream infrastructure assets in the Midland and Delaware Basins of the Permian Basin. Rattler Midstream GP LLC (“Rattler’s General Partner”), a wholly-owned subsidiary of Diamondback, serves as the general partner of Rattler. As of September 30, 2020, Diamondback owned approximately 71% of Rattler’s total units outstanding.

Prior to the completion of Rattler’s initial public offering (the “Rattler Offering”) in May 2019, Diamondback owned all of the general and limited partner interests in Rattler. The Rattler Offering consisted of 43,700,000 common units representing approximately 29% of the limited partner interests in Rattler at a price of $17.50 per common unit. Rattler received net proceeds of approximately $720 million from the sale of these common units, after deducting offering expenses and underwriting discounts and commissions.

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

6.    REAL ESTATE ASSETS

The following schedule presents the cost and related accumulated depreciation of the Company’s real estate assets. The Company’s intangible lease assets and related accumulated amortization were immaterial as of September 30, 2020 and December 31, 2019.

	Estimated Useful Lives	September 30, 2020	December 31, 2019
	(Years)	(in millions)
Buildings	20-30	$102	$102
Tenant improvements	15	5	5
Land	N/A	2	2
Land improvements	15	1	1
Total real estate assets		110	110
Less: accumulated depreciation		(12)	(9)
Total investment in land and buildings, net		$98	$101

7.    PROPERTY AND EQUIPMENT

Property and equipment includes the following as of the dates indicated:

	September 30,	December 31,
	2020	2019

	(in millions)
Oil and natural gas properties:
Subject to depletion	$19,426	$16,575
Not subject to depletion	7,879	9,207
Gross oil and natural gas properties	27,305	25,782
Accumulated depletion	(3,988)	(2,995)
Accumulated impairment	(6,933)	(1,934)
Oil and natural gas properties, net	16,384	20,853
Midstream assets	1,026	931
Other property, equipment and land	135	125
Accumulated depreciation	(110)	(74)
Total property and equipment, net	$17,435	$21,835

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of proved oil and natural gas properties. As a result of the sharp decline in commodity prices which began during the first quarter of 2020 and continued for most of the second and third quarters of 2020, the Company recorded non-cash ceiling test impairments for the three months and nine months ended September 30, 2020 of $1.5 billion and $5.0 billion, respectively, which were included in accumulated depletion. The impairment charge affected the Company’s results of operations but did not reduce its cash flow. In addition to commodity prices, the Company’s production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine its actual ceiling test calculation and impairment analysis in future periods. If the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters, the Company may have material write downs in subsequent quarters. No impairment on proved oil and natural gas properties was recorded for the three months or nine months ended September 30, 2019. Given the rate of change impacting the oil and gas industry described above, it is possible that circumstances requiring additional impairment testing will occur in future interim periods, which could result in potentially material impairment charges being recorded.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Capitalized internal costs were approximately $14 million and $8 million for the three months ended September 30, 2020 and 2019, respectively, and $42 million and $32 million for the nine months ended September 30, 2020 and 2019, respectively. Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The inclusion of the Company’s unevaluated costs into the amortization base is expected to be completed within five years. Acquisition costs not currently being amortized are primarily related to unproved acreage that the Company plans to prove up through drilling. The Company has no plans to let any of the acreage, associated with acquisition costs not currently being amortized, expire based on current drilling plans.

8.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligations liability for the following periods:

	Nine Months Ended September 30,
	2020	2019

	(in millions)
Asset retirement obligations, beginning of period	$94	$136
Additional liabilities incurred	12	6
Liabilities acquired	3	3
Liabilities settled	(1)	(61)
Accretion expense	5	6
Asset retirement obligations, end of period	113	90
Less current portion(1)	1	—
Asset retirement obligations - long-term	$112	$90
(1) The current portion of the asset retirement obligation is included in other accrued liabilities in the Company’s condensed consolidated balance sheets.

9.    EQUITY METHOD INVESTMENTS

The following table presents the carrying values of Rattler’s equity method investments as of the dates indicated:

	Ownership Interest	September 30, 2020	December 31, 2019
		(in millions)
EPIC Crude Holdings, LP	10%	$123	$110
Gray Oak Pipeline, LLC	10%	135	115
Wink to Webster Pipeline LLC	4%	75	34
OMOG JV LLC	60%	195	219
Amarillo Rattler, LLC	50%	4	1
Total		$532	$479

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
The following table presents income (loss) from Rattler’s equity method investees reflected in the Condensed Consolidated Statement of Operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
EPIC Crude Holdings, LP	$(2)	$—	$(5)	$—
Gray Oak Pipeline, LLC	4	—	6	—
OMOG JV LLC	1	—	(11)	—
Total	$3	$—	$(10)	$—

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

On June 4, 2019, Rattler entered into an equity contribution agreement with respect to Gray Oak. The equity contribution agreement required Rattler to contribute equity or make loans to Gray Oak so that Gray Oak can, to the extent necessary, cure payment defaults under Gray Oak’s credit agreement and, in certain instances, repay Gray Oak’s credit agreement in full. Rattler’s obligations under the equity contribution agreement were limited to its proportionate ownership interest in Gray Oak, and such obligations were guaranteed by Rattler LLC, Tall City, Rattler OMOG LLC and Rattler Ajax Processing LLC. The equity contribution agreement and Rattler’s obligations under the agreement were terminated in September 2020.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
Rattler reviews its investments to determine if a loss in value which is other than temporary has occurred. If such a loss has occurred, Rattler recognizes an impairment provision. During the nine months ended September 30, 2020, Rattler’s loss from equity method investments includes a proportional charge of $16 million representing impairment recorded by the investee associated with its goodwill. During the three months and nine months ended September 30, 2020, Rattler’s loss from equity method investment includes an immaterial abandonment charge related to a project that is no longer expected to be completed. No other impairments were recorded for Rattler’s equity method investments for the three or nine months ended September 30, 2020 or 2019. Rattler’s investees all serve customers in the oil and gas industry, which has begun to experience economic challenges as described above. It is possible that prolonged industry challenges could result in circumstances requiring impairment testing, which could result in potentially material impairment charges in future interim periods.

10.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	September 30,	December 31,
	2020	2019

	(in millions)
4.625% Notes due 2021	$191	$399
7.320% Medium-term Notes, Series A, due 2022	20	21
2.875% Senior Notes due 2024	1,000	1,000
4.750% Senior Notes due 2025	500	—
5.375% Senior Notes due 2025	800	800
3.250% Senior Notes due 2026	800	800
7.350% Medium-term Notes, Series A, due 2027	—	11
7.125% Medium-term Notes, Series B, due 2028	100	108
3.500% Senior Notes due 2029	1,200	1,200
DrillCo Agreement	86	39
Unamortized debt issuance costs	(30)	(19)
Unamortized discount costs	(28)	(31)
Unamortized premium costs	16	9
Revolving credit facility(1)	—	13
Viper revolving credit facility(1)	127	97
Viper 5.375% Senior Notes due 2027	480	500
Rattler revolving credit facility(2)	85	424
Rattler 5.625% Senior Notes due 2025	500	—
Total debt, net	5,847	5,371
Less: current maturities of long-term debt	(191)	—
Total long-term debt	$5,656	$5,371
(1) Each of these revolving credit facilities matures on November 1, 2022.
(2) The Rattler revolving credit facility matures on May 28, 2024.

References in this section to the Company shall mean Diamondback Energy, Inc. and Diamondback O&G LLC, collectively, unless otherwise specified.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
May 2020 Senior Notes

On May 26, 2020, the Company completed a notes offering of $500 million in aggregate principal amount of its 4.750% Senior Notes due 2025 (the “May 2020 Notes”). Interest on the May 2020 Notes accrues from May 26, 2020, and is payable in cash semi-annually on May 31 and November 30 of each year, beginning November 30, 2020. The May 2020 Notes mature on May 31, 2025. The Company received net proceeds of approximately $496 million from the offering of the May 2020 Notes. The May 2020 Notes are the Company’s senior unsecured obligations, and are guaranteed by Diamondback O&G LLC (the “Guarantor”), but are not guaranteed by any of the Company’s other subsidiaries. The May 2020 Notes are senior in right or payment to any of the Company’s and the Guarantor’s future subordinated indebtedness and rank equal in right of payment with all of the Company’s and the Guarantor’s existing and future senior indebtedness. The May 2020 Notes are effectively subordinated to the Company’s and the Guarantor’s existing and future secured indebtedness, if any, to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all of the existing and future indebtedness and other liabilities of the Company’s subsidiaries other than the Guarantor.

Second Amended and Restated Credit Facility

Diamondback O&G LLC, as borrower, and Diamondback Energy, Inc., as parent guarantor, entered into the second amended and restated credit agreement, dated November 1, 2013, as amended, with a syndicate of banks, including Wells Fargo, as administrative agent, and its affiliate Wells Fargo Securities, LLC, as sole book runner and lead arranger. On June 28, 2019, the credit agreement was amended pursuant to an eleventh amendment, which implemented certain changes to the credit facility for the period on and after the date on which the Company’s unsecured debt achieves an investment grade rating from two rating agencies and certain other conditions in the credit agreement are satisfied, which changes became effective on November 20, 2019. As of September 30, 2020, the maximum credit amount available under the credit agreement was $2 billion. As of September 30, 2020, the Company had no outstanding borrowings under its revolving credit facility and $2.0 billion available for future borrowings under the revolving credit facility. As of September 30, 2020, there was an aggregate of $3 million in outstanding letters of credit, which reduce the amount available under the credit agreement on a dollar-for-dollar basis. The weighted average interest rate on the credit facility was 1.83% and 2.27% for the three months and nine months ended September 30, 2020, respectively.

As of September 30, 2020, the Company was in compliance with all financial maintenance covenants under the revolving credit facility.

Energen’s Notes

Energen became a wholly owned subsidiary of the Company at the effective time of the merger and remained the issuer of an aggregate principal amount of $530 million in notes (the “Energen Notes”). As of September 30, 2020, the Energen Notes consist of: (1) $191 million aggregate principal amount of 4.625% senior notes due on September 1, 2021, (2) $100 million of 7.125% notes due on February 15, 2028, and (3) $20 million of 7.32% notes due on July 28, 2022.
The Company used the net proceeds from the offering of May 2020 Notes, among other things, to make an equity contribution to Energen to purchase $209 million in previously outstanding aggregate principal amount of Energen’s 4.625% senior notes pursuant to a tender offer.
During the third quarter of 2020, the Company repurchased $10 million in principal amount of the outstanding Energen 7.350% medium-term notes due on July 28, 2027 at a price of 120% of the aggregate principal amount, which resulted in an immaterial loss on extinguishment of debt.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
Viper’s Credit Agreement

On July 20, 2018, Viper LLC, as borrower, entered into an amended and restated credit agreement with Viper, as guarantor, Wells Fargo, as administrative agent, and the other lenders. The credit agreement, as amended (the “Viper credit agreement”), provides for a revolving credit facility in the maximum credit amount of $2 billion and a borrowing base based on Viper LLC’s oil and natural gas reserves and other factors (the “borrowing base”). The borrowing base is scheduled to be redetermined semi-annually in May and November. In addition, Viper LLC and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. The borrowing base was reduced from $775 million to $580 million during the regularly scheduled (semi-annual) spring 2020 redetermination in the second quarter of 2020, and is expected to be reaffirmed at $580 million by the lenders during the regularly scheduled (semi-annual) fall 2020 redetermination in November 2020. As of September 30, 2020, Viper LLC had $127 million of outstanding borrowings and $453 million available for future borrowings under the Viper credit agreement. The weighted average interest rate on the credit facility was 2.14% and 2.66% for the three months and nine months ended September 30, 2020, respectively. The revolving credit facility will mature on November 1, 2022.

As of September 30, 2020, Viper LLC was in compliance with all financial maintenance covenants under the Viper credit agreement.

Viper’s Notes

On October 16, 2019, Viper completed an offering in which it issued its 5.375% Senior Notes due 2027 in aggregate principal amount of $500 million (the “Viper Notes”). Viper received net proceeds of approximately $490 million from the offering of the Viper Notes. Viper loaned the gross proceeds to Viper LLC. Viper LLC used the proceeds from the notes offering to pay down borrowings under its revolving credit facility. During the three months and nine months ended September 30, 2020, Viper repurchased $6 million and $20 million, respectively of the outstanding principal amount of Viper Notes in open market purchases at a cash price ranging from 97.5% to 98.5% of the aggregate principal amount, which resulted in an immaterial gain on extinguishment of debt. The repurchase brought the total outstanding principal amount of Viper Notes down to $480 million as of September 30, 2020.

Rattler’s Credit Agreement

In connection with the Rattler Offering, Rattler, as parent, and Rattler LLC, as borrower, entered into a credit agreement, dated May 28, 2019, with Wells Fargo, as administrative agent, and a syndicate of banks, as lenders party thereto (the “Rattler credit agreement”).

The Rattler credit agreement provides for a revolving credit facility in the maximum credit amount of $600 million, which is expandable to $1 billion upon Rattler’s election, subject to obtaining additional lender commitments and satisfaction of customary conditions. As of September 30, 2020, Rattler LLC had $85 million of outstanding borrowings and $515 million available for future borrowings under the Rattler credit agreement. The weighted average interest rate on the credit facility was 1.46% and 2.18% for the three months and nine months ended September 30, 2020, respectively.

As of September 30, 2020, Rattler LLC was in compliance with all financial maintenance covenants under the Rattler credit agreement.

See Note 18—Subsequent Events for a description of the amendment to the Rattler credit agreement which occurred subsequent to September 30, 2020.

Rattler’s Notes

On July 14, 2020, Rattler completed an offering (the “Notes Offering”) of $500 million in aggregate principal amount of its 5.625% Senior Notes due 2025 (the “Rattler Notes”). Interest on the Rattler Notes is payable on January 15 and July 15 of each year, beginning on January 15, 2021. The Rattler Notes mature on July 15, 2025. Rattler received net proceeds of approximately $490 million from the Notes Offering. Rattler loaned the gross proceeds to Rattler LLC, which Rattler LLC used to repay then outstanding borrowings under the Rattler credit agreement. The Rattler Notes are senior unsecured obligations of Rattler, rank equally in right of payment with all of Rattler’s existing and future senior indebtedness it may incur and initially are guaranteed on a senior unsecured basis by Rattler LLC, Tall City, Rattler OMOG LLC and Rattler Ajax Processing LLC. Neither the Company nor Rattler’s General Partner guarantee the Rattler Notes. In the future, each of Rattler’s restricted

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
subsidiaries that either (1) guarantees any of its or a guarantor’s other indebtedness or (2) is classified as a domestic restricted subsidiary under the indenture governing the Rattler Notes and is an obligor with respect to any indebtedness under any credit facility will be required to guarantee the Rattler Notes.

Alliance with Obsidian Resources, L.L.C.

Diamondback O&G LLC entered into a participation and development agreement (the “DrillCo Agreement”), dated September 10, 2018, with Obsidian Resources, L.L.C. (“CEMOF”) to fund oil and natural gas development. Funds managed by CEMOF and its affiliates have agreed to commit to funding certain costs out of CEMOF’s net production revenue and, for a period of time, to the extent not funded by such revenue, up to an additional $300 million, to fund drilling programs on locations provided by the Company. Subject to adjustments depending on asset characteristics and return expectations of the selected drilling plan, CEMOF will fund up to 85% of the costs associated with new wells drilled under the DrillCo Agreement and is expected to receive an 80% working interest in these wells until it reaches certain payout thresholds equal to a cumulative 9% and then 13% internal rate of return. Upon reaching the final internal rate of return target, CEMOF’s interest will be reduced to 15%, while the Company’s interest will increase to 85%. As of September 30, 2020 and December 31, 2019, CEMOF’s return related to this alliance was $86 million and $39 million, respectively. As of September 30, 2020, 15 joint wells have been drilled and completed.

11.    CAPITAL STOCK AND EARNINGS PER SHARE

Diamondback did not complete any equity offerings during the nine months ended September 30, 2020 and September 30, 2019.

Rattler’s Initial Public Offering
Please see Note 5—Rattler Midstream LP for information regarding the Rattler Offering.

Stock Repurchase Program

In May 2019, the Company’s board of directors approved a stock repurchase program to acquire up to $2 billion of the Company’s outstanding common stock through December 31, 2020. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the three months ended September 30, 2020, the Company repurchased no common stock under this repurchase program. During the nine months ended September 30, 2020, the Company repurchased approximately $98 million of common stock under this repurchase program. As of September 30, 2020, $1.3 billion remained available for use to repurchase shares under the Company's common stock repurchase program, although the Company has suspended this program to preserve liquidity.

Earnings (Loss) Per Share

The Company’s basic earnings per share amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share include the effect of potentially dilutive shares outstanding for the period. Additionally, for the diluted earnings per share computation, the per share earnings of Viper and Rattler are included in the consolidated earnings per share computation based on the consolidated group’s holdings of the subsidiary.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	($ in millions, except per share amounts, shares in thousands)
Net income (loss) attributable to common stock	$(1,113)	$368	$(3,778)	$727
Weighted average common shares outstanding:
Basic weighted average common units outstanding	157,833	162,543	157,984	164,070
Effect of dilutive securities:
Potential common shares issuable(1)	—	237	—	396
Diluted weighted average common shares outstanding	157,833	162,780	157,984	164,466
Basic net income (loss) attributable to common stock	$(7.05)	$2.27	$(23.91)	$4.44
Diluted net income (loss) attributable to common stock	$(7.05)	$2.26	$(23.91)	$4.42
(1)    For the three and nine months ended September 30, 2020, no potential common units were included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months and nine months ended September 30, 2019, there were 50,814 and 40,291 potential common units excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive under the treasury stock method.

Change in Ownership of Consolidated Subsidiaries

The following table summarizes changes in the ownership interest in consolidated subsidiaries during the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net income (loss) attributable to the Company	$(1,113)	$368	$(3,778)	$727
Change in ownership of consolidated subsidiaries	—	—	329	77
Change from net income (loss) attributable to the Company's stockholders and transfers to non-controlling interest	$(1,113)	$368	$(3,449)	$804

12.    EQUITY-BASED COMPENSATION

The following table presents the effects of the equity compensation plans and related costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
General and administrative expenses	$9	$4	$27	$27
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	4	(1)	12	9

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
Restricted Stock Units

The following table presents the Company’s restricted stock units activity under the Equity Plan during the nine months ended September 30, 2020:

	Restricted Stock Awards & Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2019	505,867	$96.01
Granted	183,102	$60.72
Vested	(139,355)	$85.21
Forfeited	(19,228)	$99.01
Unvested at September 30, 2020	530,386	$86.55

The aggregate fair value of restricted stock units that vested during the nine months ended September 30, 2020 and 2019 was $12 million and $4 million, respectively. As of September 30, 2020, the Company’s unrecognized compensation cost related to unvested restricted stock awards and units was $27 million, which is expected to be recognized over a weighted-average period of 1.7 years.

During the nine months ended September 30, 2020, the Company modified an insignificant amount of restricted stock units to include dividend equivalent rights during the vesting period which resulted in no incremental compensation costs to be recognized.

Performance Based Restricted Stock Units

In February 2018, eligible employees received performance restricted stock unit awards totaling 117,423 units from which a minimum of 0% and a maximum of 200% units could be awarded based upon measurement of total stockholder return of the Company’s common stock (“TSR”) as compared to a designated peer group during the performance period of January 1, 2018 to December 31, 2020 and cliff vest at December 31, 2020 subject to continued employment.

In March 2019, eligible employees received performance restricted stock unit awards totaling 199,723 units from which a minimum of 0% and a maximum of 200% units could be awarded based upon the TSR during the performance period of January 1, 2019 to December 31, 2021 and cliff vest at December 31, 2021 subject to continued employment. In March 2019, eligible employees received performance restricted stock unit awards totaling 32,958 units from which a minimum of 0% and a maximum of 200% units could be awarded. The awards have a performance period of January 1, 2019 to December 31, 2021 and vest in five equal installments beginning on March 1, 2025.

In March 2020, eligible employees received performance restricted stock unit awards totaling 225,047 units from which a minimum of 0% and a maximum of 200% units could be awarded based upon the TSR during the three-year performance period of January 1, 2020 to December 31, 2022 and cliff vest at December 31, 2022 subject to continued employment. The initial payout of the March 2020 awards will be further adjusted by a TSR modifier that may reduce the payout or increase the payout up to a maximum of 250%.

The fair value of each performance restricted stock unit is estimated at the date of grant using a Monte Carlo simulation, which results in an expected percentage of units to be earned during the performance period.

The following table presents a summary of the grant-date fair values of performance restricted stock units granted and the related assumptions for the March 2020 awards.

	2020	2019	2018
Grant-date fair value	$70.17	$137.22	$170.45
Grant-date fair value (5-year vesting)		$132.48
Risk-free rate	0.86%	2.55%	1.99%
Company volatility	36.70%	35.00%	35.90%

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

The following table presents the Company’s performance restricted stock units activity under the Equity Plan for the nine months ended September 30, 2020:

	Performance Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2019	271,819	$147.07
Granted	272,601	$85.73
Vested	(47,554)	$89.27
Forfeited	(8,396)	$170.45
Unvested at September 30, 2020(1)	488,470	$110.33
(1)A maximum of 1,089,464 units could be awarded based upon the Company’s final TSR ranking.

As of September 30, 2020, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $26 million, which is expected to be recognized over a weighted-average period of 2.0 years.

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

The following table presents the phantom unit activity under the Rattler LTIP for the nine months ended September 30, 2020:

	Phantom Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2019	2,226,895	$19.14
Granted	53,943	$10.41
Vested	(449,633)	$19.14
Forfeited	(23,442)	$18.23
Unvested at September 30, 2020	1,807,763	$18.89

The aggregate fair value of phantom units that vested during the nine months ended September 30, 2020 was $9 million. As of September 30, 2020, the unrecognized compensation cost related to unvested phantom units was $31 million. Such cost is expected to be recognized over a weighted-average period of 3.6 years.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
13.    INCOME TAXES

The Company’s effective income tax rates were 21.6% and 20.8% for the three months ended September 30, 2020 and 2019, respectively, and 18.7% and 17.9% for the nine months ended September 30, 2020 and 2019, respectively. Total income tax benefit from continuing operations for the three and nine months ended September 30, 2020 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax loss primarily due to (i) the impact of recording a valuation allowance on Viper’s deferred tax assets, (ii) state income taxes and (iii) the impact of permanent differences between book and taxable income, partially offset by tax benefit in the first quarter resulting from the carryback of federal net operating losses.

For the nine months ended September 30, 2020, the Company recorded a discrete income tax expense of $143 million related to application in the first quarter of a valuation allowance on Viper’s beginning-of-year deferred tax assets, which consist primarily of its investment in Viper LLC and federal net operating loss carryforwards. A valuation allowance was also applied against the year-to-date tax benefit resulting from Viper’s pre-tax loss for 2020. The determination to record a valuation allowance was based on assessment of all available evidence, both positive and negative, supporting realizability of Viper’s deferred tax assets. In light of those criteria for recognizing the tax benefit of deferred tax assets, Viper’s assessment resulted in application of a valuation allowance against Viper’s deferred tax assets as of March 31, 2020, June 30, 2020, and September 30, 2020. In addition, for the nine months ended September 30, 2020, the Company recorded a discrete income tax benefit of $25 million related to the available carryback of certain federal net operating losses to tax year(s) in which the corporate income tax rate was 35%. Prior to the enactment of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in the first quarter of 2020, there was no tax refund available to the Company with respect to its losses, resulting in deferred tax benefit associated with federal net operating loss carryforwards at the statutory 21% corporate income tax rate.

Total income tax expense for the three and nine months ended September 30, 2019 differed from amounts computed by applying the federal statutory rate to pre-tax income primarily due to (i) state income taxes, (ii) the impact of permanent differences between book and taxable income and (iii) the revision of estimated deferred taxes recognized by Viper as a result of its change in tax status. For the nine months ended September 30, 2019, the Company recorded a discrete income tax expense of less than $1 million related to equity-based compensation and a discrete benefit of approximately $42 million related to the revision of estimated deferred taxes on Viper’s investment in Viper LLC arising from the change in Viper’s tax status. Based on information available regarding unitholders’ tax basis, Viper revised its estimate of deferred taxes on Viper’s investment in Viper LLC on the date of the tax status change, resulting in discrete deferred tax benefit of $42 million for the nine months ended September 30, 2019.

During the three months ended June 30, 2020, the Company recorded an increase through stockholders’ equity to the carrying value of its investment in Rattler LLC, resulting in an increase in the Company’s deferred tax liability related to its investment in Rattler LLC. A corresponding adjustment to the noncontrolling interest resulted in a decrease in Rattler’s deferred tax liability related to its investment in Rattler LLC and a total net deferred tax asset balance for Rattler. As a result of Rattler’s assessment each period, including consideration of all available positive and negative evidence, Rattler continued to determine that it is more likely than not that Rattler will realize its deferred tax assets as of September 30, 2020.

The CARES Act was enacted on March 27, 2020. This legislation included a number of provisions applicable to U.S. income taxes for corporations, including providing for carryback of certain net operating losses, accelerated refund of minimum tax credits, and modifications to the rules limiting the deductibility of business interest expense. The Company has considered the impact of this legislation in the period of enactment, resulting in discrete income tax benefit for the three months ended March 31, 2020 related to the anticipated carryback of approximately $179 million of the Company’s federal net operating losses as noted above. As a result of the refund associated with such carryback as well as the accelerated refund available for minimum tax credits, the Company’s current federal taxes receivable total approximately $100 million as of March 31, 2020, June 30, 2020 and September 30, 2020.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
14.    DERIVATIVES

All derivative financial instruments are recorded at fair value. The Company has not designated its derivative instruments as hedges for accounting purposes and, as a result, marks its derivative instruments to fair value and recognizes the cash and non-cash changes in fair value in the condensed consolidated statements of operations under the caption “Gain (loss) on derivative instruments, net.”

Commodity Contracts

The Company has entered into multiple crude oil, natural gas, natural gas liquids and diesel fuel derivatives, indexed to the respective indices as noted in the table below, to reduce price volatility associated with certain of its oil and natural gas sales.

By using derivative instruments to economically hedge exposure to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are participants in the secured second amended and restated credit agreement, which is secured by substantially all of the assets of the guarantor subsidiaries; therefore, the Company is not required to post any collateral. The Company does not require collateral from its counterparties. The Company has only entered into derivative instruments with counterparties that are also lenders under its credit facility and have been deemed an acceptable credit risk.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
As of September 30, 2020, the Company had the following outstanding derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps		Collars
Settlement Month	Settlement Year	Type of Contract	Bbls/Mmbtu/Gallons Per Day	Index	Weighted Average Differential	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price
OIL
Oct. - Dec.	2020	Swaps	11,000	WTI Cushing	$—	$43.47	$—	$—
Oct. - Dec.	2020	Swaps	4,000	WTI Magellan	$—	$61.95	$—	$—
Oct. - Dec.	2020	Swaps	24,200	Brent	$—	$47.62	$—	$—
Oct. - Dec.	2020	Basis Swaps	45,087	WTI Cushing(1)	$(1.33)	$—	$—	$—
Oct. - Dec.	2020	Basis Swaps	8,000	WTL Cushing(1)	$(1.31)	$—	$—	$—
Oct. - Dec.	2020	Rolling Hedge(2)	120,000	WTI Cushing	$(1.05)	$—	$—	$—
Oct. - Dec.	2020	Costless Collar	45,779	WTI Cushing	$—	$—	$35.92	$42.29
Oct. - Dec.	2020	Costless Collar	4,000	WTI Magellan	$—	$—	$39.00	$49.00
Oct. - Dec.	2020	Costless Collar	64,710	Brent	$—	$—	$37.59	$45.63
Jan. - Dec.	2021	Swaps	5,000	WTI Magellan	$—	$37.78	$—	$—
Jan. - Dec.	2021	Swaps	7,500	Brent	$—	$41.58	$—	$—
Jan. - Dec.	2021	Costless Collar	65,000	Brent	$—	$—	$39.25	$48.36
July - Dec.	2021	Swaption	5,000	Brent	$—	$51.00	$—	$—
Jan. - Dec.	2021	Costless Collar	10,000	WTI Cushing	$—	$—	$30.00	$43.05
NATURAL GAS
Oct. - Dec.	2020	Swaps	60,000	Henry Hub	$—	$2.48	$—	$—
Oct. - Dec.	2020	Swaps	60,000	Waha Hub	$—	$1.51	$—	$—
Oct. - Dec.	2020	Basis Swaps	145,000	Waha Hub(1)	$(1.57)	$—	$—	$—
Jan. - Dec.	2021	Swaps	190,000	Henry Hub	$—	$2.62	$—	$—
Jan. - Dec.	2021	Basis Swaps	230,000	Waha Hub(1)	$(0.69)	$—	$—	$—
Jan. - Dec.	2022	Basis Swaps	80,000	Waha Hub(1)	$(0.45)	$—	$—	$—
NATURAL GAS LIQUIDS
Oct. - Dec.	2020	Swaps	7,000	Mont Belvieu Ethane	$—	$8.43	$—	$—
Oct. - Dec.	2020	Swaps	5,000	Mont Belvieu Propane	$—	$21.76	$—	$—
DIESEL
Oct. - Dec.	2021	Swaps	1,000,000	Gulf Cost Ultra Low Sulfur	$—	$1.60	$—	$—
(1) The Company has fixed price basis swaps for the spread between the Cushing crude oil price and the Midland WTI crude oil price or the Midland Argus WTL crude oil price as well as the spread between the Henry Hub natural gas price and the Waha Hub natural gas price. The weighted average differential represents the amount of reduction to Cushing, Oklahoma, oil price and the Waha Hub natural gas price for the notional volumes covered by the basis swap contracts.
(2) The Company has rolling hedge basis swaps for the differential between the NYMEX prices between the calendar month average and the physical crude oil delivery month. The weighted average differential represents the amount of reduction to Cushing, Oklahoma, oil price for the notional volumes covered by the rolling hedge basis swap contracts.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

Settlement Month	Settlement Year	Type of Contract	Bbls/Mcf Per Day	Index	Strike Price	Swap Price	Put Price	Long Put Price	Option Price
OIL
Oct. - Dec.	2020	Calls(1)	8,000	WTI Magellan	$45.00	$—	$—	$—	$—
Oct. - Dec.	2020	Option	4,700	WTI Cushing	$—	$—	$—	$46.51	$—
Oct. - Dec.	2020	Put Spread	3,800	WTI Magellan	$—	$—	$25.00	$50.00	$—
Oct. - Dec.	2022	Option	5,000	WTI Cushing	$—	$—	$35.00	$—	$—
NATURAL GAS
Oct. - Dec.	2020	Swap Double-Up	30,000	Waha Hub	$—	$1.70	$—	$—	$1.70
(1) Includes a deferred premium at a weighted-average price of $(1.89)/Bbl and a strike price of $45.00/Bbl

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

The following table summarizes the Company’s interest rate swaps and treasury locks as of September 30, 2020:

Type	Effective Date	Contractual Termination Date	Notional Amount (in millions)	Interest Rate
Interest Rate Swap	December 31, 2020	December 31, 2030	$250	1.551%
Interest Rate Swap	December 31, 2020	December 31, 2030	$250	1.5575%
Interest Rate Swap	December 31, 2020	December 31, 2030	$250	1.297%
Interest Rate Swap	December 31, 2020	December 31, 2030	$250	1.195%

See Note 18—Subsequent Events for discussion of derivative transactions which occurred subsequent to September 30, 2020.

Balance Sheet Offsetting of Derivative Assets and Liabilities

The fair value of swaps is generally determined using established index prices and other sources which are based upon, among other things, futures prices and time to maturity. These fair values are recorded by netting asset and liability positions, including any deferred premiums that are with the same counterparty and are subject to contractual terms which provide for net settlement. See Note 15—Fair Value Measurements for further details.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Gain (loss) on derivative instruments, net
Commodity contracts	$(104)	$157	$147	$(17)
Interest rate swaps	5	20	(65)	20
Total	$(99)	$177	$82	$3

Net cash received (paid) on settlements
Commodity contracts(1)	(9)	11	288	33
Total	$(9)	$11	$288	$33
(1)The three and nine months ended September 30, 2020 include cash received on contracts terminated prior to their contractual maturity of $6 million and $17 million, respectively.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis, including the Company’s derivative instruments and Viper’s investment. Viper measures its investment utilizing the fair value option, and as such the investment is classified as Level 1 in the fair value hierarchy. The fair values of the Company’s derivative contracts are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes, and time to maturity. These valuations are Level 2 inputs.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
The following table provides (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties, and (iv) the resulting net amounts presented in the Company’s condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019. The net amounts are classified as current or noncurrent based on their anticipated settlement dates.

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(in millions)
Assets:
Current:
Derivative Instruments	$—	$107	$—	$107	$(92)	$15
Non-current:
Investment	$5	$—	$—	$5	$—	$5
Derivative Instruments	$—	$65	$—	$65	$(65)	$—
Liabilities:
Current:
Derivative Instruments	$—	$178	$—	$178	$(92)	$86
Non-current:
Derivative Instruments	$—	$173	$—	$173	$(65)	$108

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(in millions)
Assets:
Current:
Derivative Instruments	$—	$64	$—	$64	$(18)	$46
Non-current:
Investment	$19	$—	$—	$19	$—	$19
Derivative Instruments	$—	$7	$—	$7	$—	$7
Liabilities:
Current:
Derivative Instruments	$—	$45	$—	$45	$(18)	$27

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	September 30, 2020		December 31, 2019
	Carrying		Carrying
	Value(1)	Fair Value	Value(1)	Fair Value
	(in millions)
Debt:
Revolving credit facility	$—	$—	$13	$13
4.625% Notes due 2021	$191	$194	$399	$411
7.320% Medium-term Notes, Series A, due 2022	$21	$22	$21	$22
2.875% Senior Notes due 2024	$993	$1,014	$992	$1,012
4.750% Senior Notes due 2025	$496	$541	$—	$—
5.375% Senior Notes due 2025	$800	$830	$799	$840
3.250% Senior Notes due 2026	$793	$803	$792	$812
7.350% Medium-term Notes, Series A, due 2027	$—	$—	$11	$12
7.125% Medium-term Notes, Series B, due 2028	$107	$113	$108	$116
3.500% Senior Notes due 2029	$1,187	$1,158	$1,186	$1,226
Viper revolving credit facility	$127	$127	$97	$97
Viper's 5.375% Senior Notes due 2027	$471	$477	$490	$521
Rattler revolving credit facility	$85	$85	$424	$424
Rattler’s 5.625% Senior Notes due 2025	$490	505	$—	$—
DrillCo Agreement	$86	$86	$39	$39
(1)The carrying value includes associated deferred loan costs and any remaining discount or premium, if any.

The fair values of the revolving credit facility, the Viper credit agreement and the Rattler credit agreement approximate their carrying values based on borrowing rates available to the Company for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair values of the outstanding notes were determined using the September 30, 2020 quoted market price, a Level 1 classification in the fair value hierarchy.

Fair Value of Financial Assets

The carrying amount of cash and cash equivalents, receivables, prepaid expenses and other current assets, payables and other accrued liabilities approximate their fair value because of the short-term nature of the instruments.

16.    LEASES

The Company leases certain drilling rigs, facilities, compression and other equipment.

The following table summarizes operating lease costs for the three months and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Operating lease costs	$4	$7	$13	$19

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
For the nine months ended September 30, 2020 and 2019, cash paid for operating lease liabilities, as reported in cash flows provided by operating activities on the Company’s condensed consolidated statements of cash flows, was $13 million and $19 million, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded an additional $10 million and $15 million of right-of-use assets in exchange for new lease liabilities, respectively. There were no significant right-of-use assets recorded during the three months ended September 30, 2020 and 2019.

As of September 30, 2020, the Condensed Consolidated Balance Sheet includes operating right-of-use assets of $13 million in other assets, current operating lease liabilities of $9 million in other accrued liabilities , and long-term operating lease liabilities of $4 million in other long-term liabilities. As of September 30, 2020, the weighted average remaining lease term was 1.5 years and the weighted average discount rate was 9.2%.

Schedule of Operating Lease Liability Maturities. The following table summarizes undiscounted cash flows owed by the Company to lessors pursuant to contractual agreements in effect as of September 30, 2020:

As of September 30, 2020
(in millions)
2020 (October - December)	$4
2021	7
2022	3
2023	—
2024	—
Thereafter	—
Total lease payments	14
Less: interest	1
Present value of lease liabilities	$13

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
18.    SUBSEQUENT EVENTS

Third Quarter 2020 Dividend Declaration
On October 29, 2020, the Board of Directors of the Company declared a cash dividend for the third quarter of 2020 of $0.375 per share of common stock, payable on November 19, 2020 to its stockholders of record at the close of business on November 12, 2020.
Amendment to the Rattler Credit Agreement in Connection with Initiation of Rattler’s Common Unit Repurchase Program

On November 2, 2020, Rattler and Rattler LLC entered into a second amendment (the “Second Amendment”) to the Rattler Credit Agreement with Wells Fargo, as the administrative agent, and the lenders party thereto. The Second Amendment permits Rattler to conduct common unit repurchases in connection with the common unit repurchase program approved by the board of directors of Rattler’s General Partner on October 29, 2020.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)
Under Rattler’s common unit repurchase program to be conducted under Rule 10b-18 of the Exchange Act, Rattler is authorized to acquire up to $100 million of Rattler’s outstanding common units in open market or privately negotiated transactions with cash on hand and free cash flow from operations. The common unit repurchase program is authorized to extend through December 31, 2021, may be suspended from time to time or modified, extended or discontinued by the board of directors of Rattler’s General Partner at any time, and will be subject to market conditions, applicable legal requirements, contractual obligations and other factors.
Commodity Contracts

Subsequent to September 30, 2020, the Company entered into new fixed price swaps and basis swaps. The Company’s derivative contracts are based upon reported settlement prices on commodity exchanges noted in the table below.

The following tables present the derivative contracts entered into by the Company between October 1, 2020 and November 2, 2020. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps		Collars
Settlement Month	Settlement Year	Type of Contract	Bbls/Mmbtu Per Day	Index	Weighted Average Differential	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price
OIL
Jan. - Mar.	2021	Costless Collar	3,000	WTI Cushing	$—	$—	$37.00	$44.19
Mar. - June	2021	Costless Collar	1,000	WTI Cushing	$—	$—	$37.00	$47.00
Jan. - June	2021	Costless Collar	6,000	Brent	$—	$—	$37.50	$45.50
NATURAL GAS
Jan. - Dec.	2021	Swaps	10,000	Henry Hub	$—	$3.05	$—	$—
Jan. - Dec.	2022	Basis Swap	20,000	Waha Hub	$(0.31)	$—	$—	$—

Interest Rate Swaps

Subsequent to September 30, 2020, the Company entered into new interest rate swaps and terminated existing interest rate swaps.

The following table presents the interest rate swaps entered into by the Company subsequent to September 30, 2020.

Type	Effective Date	Contractual Termination Date	Notional Amount (in millions)	Interest Rate
Interest Rate Swap	December 31, 2024	December 31, 2054	$250	1.692%
Interest Rate Swap	December 31, 2024	December 31, 2054	$250	1.8361%
Interest Rate Swap	December 31, 2024	December 31, 2054	$250	1.852%

The following table presents the interest rate swap contracts terminated by the Company subsequent to September 30, 2020.

Type	Effective Date	Contractual Termination Date	Notional Amount (in millions)	Interest Rate
Interest Rate Swap	December 31, 2020	December 31, 2030	$250	1.551%
Interest Rate Swap	December 31, 2020	December 31, 2030	$250	1.5575%
Interest Rate Swap	December 31, 2020	December 31, 2030	$250	1.297%

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

The following tables summarize the results of the Company’s operating segments during the periods presented:

	Upstream	Midstream Services	Eliminations	Total
Three Months Ended September 30, 2020:	(in millions)
Third-party revenues	$706	$14	$—	$720
Intersegment revenues	—	83	(83)	—
Total revenues	706	97	(83)	720
Depreciation, depletion and amortization	275	11	—	286
Impairment of oil and natural gas properties	1,451	—	—	1,451
Income (loss) from operations	(1,282)	44	(18)	(1,256)
Interest expense, net	(47)	(6)	—	(53)
Other income (expense)	(103)	4	(1)	(100)
Provision for (benefit from) income taxes	(307)	3	—	(304)
Net income (loss) attributable to non-controlling interest	(1)	9	—	8
Net income (loss) attributable to Diamondback Energy, Inc.	(1,124)	30	(19)	(1,113)
As of September 30, 2020:
Total assets	$17,245	$1,812	$(297)	$18,760

	Upstream	Midstream Services	Eliminations	Total
Three Months Ended September 30, 2019:	(in millions)
Third-party revenues	$957	$18	$—	$975
Intersegment revenues	—	97	(97)	—
Total revenues	957	115	(97)	975
Depreciation, depletion and amortization	353	12	—	365
Income (loss) from operations	321	52	(24)	349
Interest expense, net	(37)	(1)	—	(38)
Other income (expense)	181	(1)	(1)	179
Provision for (benefit from) income taxes	99	3	—	102
Net income (loss) attributable to non-controlling interest	20	37	(37)	20
Net income (loss) attributable to Diamondback Energy, Inc.	346	10	12	368
As of December 31, 2019:
Total assets	$22,125	$1,636	$(230)	$23,531

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements-(Continued)
(Unaudited)

	Upstream	Midstream Services	Eliminations	Total
Nine Months Ended September 30, 2020:	(in millions)
Third-party revenues	$2,002	$42	$—	$2,044
Intersegment revenues	—	273	(273)	—
Total revenues	2,002	315	(273)	2,044
Depreciation, depletion and amortization	1,001	35	—	1,036
Impairment of oil and natural gas properties	4,999	—	—	4,999
Income (loss) from operations	(4,787)	134	(77)	(4,730)
Interest expense, net	(137)	(10)	—	(147)
Other income (expense)	73	(10)	(4)	59
Provision for (benefit from) income taxes	(910)	8	—	(902)
Net income (loss) attributable to non-controlling interest	(163)	25	—	(138)
Net income (loss) attributable to Diamondback Energy, Inc.	(3,778)	81	(81)	(3,778)
As of September 30, 2020:
Total assets	$17,245	$1,812	$(297)	$18,760

	Upstream	Midstream Services	Eliminations	Total
Nine Months Ended September 30, 2019:	(in millions)
Third-party revenues	$2,802	$58	$—	$2,860
Intersegment revenues	—	264	(264)	—
Total revenues	2,802	322	(264)	2,860
Depreciation, depletion and amortization	1,014	32	—	1,046
Income (loss) from operations	1,004	159	(84)	1,079
Interest expense, net	(132)	(1)	—	(133)
Other income (expense)	16	(1)	(3)	12
Provision for (benefit from) income taxes	167	4	—	171
Net income (loss) attributable to non-controlling interest	60	52	(52)	60
Net income (loss) attributable to Diamondback Energy, Inc.	$661	$101	$(35)	727
As of December 31, 2019:
Total assets	$22,125	$1,636	$(230)	$23,531

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

2020 Recent Developments

COVID-19 and Collapse in Commodity Prices

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

In early March 2020, oil prices dropped sharply, and then continued to decline reaching a closing NYMEX price low of negative $37.63 per barrel in April 2020. For the first nine months of 2020, the average NYMEX WTI and Henry Hub futures contracts prices for crude oil and condensate and natural gas were $38.21 per barrel and $1.92 per million British thermal units (MMBtu), respectively, representing decreases of 33% and 25%, respectively, from the average WTI futures prices for the same period in 2019. This was a result of multiple factors affecting supply and demand in global oil and natural gas markets, including actions taken by OPEC members and other exporting nations impacting commodity price and production levels and the ongoing COVID-19 pandemic. While OPEC members and certain other nations agreed in April 2020 to cut production, which helped to reduce a portion of the excess supply in the market and improve oil prices, there is no assurance that this agreement will continue or be observed by its parties, and downward pressure on commodity prices has continued and could continue for the foreseeable future. The Company cannot predict if or when commodity prices will stabilize and at what levels.

As a result of the reduction in crude oil demand caused by factors mentioned above, in March 2020, we announced reductions to our capital plans for 2020 and have recently indicated that we expect our budget to remain in this lower range for the rest of 2020. We also lowered our total commodity production and oil production guidance for 2020 and, as of August 3, 2020, were targeting slightly lower oil production volumes in 2020 as compared to full year 2019, and took other actions discussed below. We continued our trend of cost reductions in the third quarter of 2020, with our lease operating and general and administrative expenses remaining near all-time lows and capital costs per lateral foot continuing to decline. Our drilling and completion operations continue to become more efficient, and we are beginning to see the benefits from high-grading our development program after the downturn began earlier in 2020. We remain on track to meet our fourth quarter 2020 average production target of between 170,000 and 175,000 barrels of oil per day, and expect this to be the baseline for our development plan in 2021. We expect to execute on this maintenance plan with 25% to 35% less capital than in 2020, which implies a reinvestment ratio of approximately 70% at $40 per barrel WTI. Our investment framework and capital allocation philosophy at current depressed commodity prices remain focused on protecting our common stock dividend, spending maintenance capital on holding production flat and using excess free cash flow to pay down debt. We believe that we have the size, scale, balance sheet, asset quality and cost structure to weather a prolonged downturn in our industry and succeed in the subsequent upcycle.

In addition, as a result of the sharp decline in commodity prices in early March 2020, and the continued depressed oil pricing throughout the second and third quarters of 2020, we recorded non-cash ceiling test impairments for the nine months ended September 30, 2020 of approximately $5.0 billion, of which approximately $1.5 billion was recorded for the three months ended September 30, 2020 and approximately $3.5 billion was recorded for the six months ended June 30, 2020. These impairment charges adversely affected our results of operations but did not reduce our cash flows. If the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters, we will have material write downs in subsequent quarters. Our production, proved reserves and cash flows will also be adversely impacted. Our results of operations may be further adversely impacted by any government rule, regulation or order that may impose production limits, as well as pipeline capacity and storage constraints, in the Permian Basin where we operate.

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

•We also curtailed 5% of our oil production during the second quarter of 2020. This curtailed production has been restored and is now receiving significantly higher realized prices than it would have received when the decision was made to curtail. We currently have three completion crews working to stem production declines to meet our fourth quarter 2020 average production target of between 170,000 and 175,000 barrels of oil per day.

•Our operated rig count declined rapidly beginning in the second quarter of 2020, from 20 rigs on March 31, 2020 to five rigs currently, building a significant inventory of drilled but uncompleted wells.

•Assuming a continuation of current market conditions, we plan to operate between five and six operated drilling rigs and between three and four completion crews for the remainder of 2020.

•Based on current forward commodity prices, we expect to generate significant free cash flow in the remainder of 2020 and in 2021. Under a maintenance capital scenario in 2021 should that become the base case operating plan, we anticipate that we will be able to hold expected fourth quarter 2020 oil production flat while spending 25% to 35% less than our 2020 capital budget, including lower midstream and infrastructure budgets.

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

Third Quarter 2020 and Other Recent Developments

•We recorded a net loss of $1.1 billion for the third quarter ended September 30, 2020, which reflected an impairment of oil and natural gas properties of approximately $1.5 billion as a result of lower average trailing 12-month commodity pricing.

•Our average production was 287.3 MBOE/d during the third quarter of 2020.

•During the third quarter of 2020, we drilled 22 gross horizontal wells in the Midland Basin and ten gross horizontal wells in the Delaware Basin.

•We turned 41 gross operated horizontal wells (25 in the Midland Basin and 16 in the Delaware Basin) to production and had capital expenditures of $281 million during the third quarter of 2020.

•The average lateral length for the wells completed during the third quarter of 2020 was 9,881 feet.

•As of September 30, 2020, we had $2.0 billion of availability for future borrowings under our revolving credit facility and approximately $92 million of cash on hand.

•We retired all of the outstanding Energen’s 7.350% Medium-term notes due 2027 in the aggregate principal amount of $10 million.

•Our cash operating costs for the third quarter ended September 30, 2020 were $7.61 per BOE, including lease operating expenses of $3.86 per BOE, cash general and administrative expenses of $0.42 per BOE and production and ad valorem taxes and gathering and transportation expenses of $3.33 per BOE.

•Our current drilling and completion costs in the Midland Basin are approximately $450 per lateral foot, with an estimated additional $60 to $80 of equip costs per lateral foot.

•Our current drilling and completion costs in the Delaware Basin are between $600 and $700 per lateral foot, with an estimated additional $100 to $150 of equip costs per lateral foot.

•We completed an average of over 3,300 lateral feet per day per completion crew in the Midland Basin using Simulfrac technology during the third quarter of 2020.

•We continued our commitment to environmental stewardship during the third quarter of 2020, flaring 0.5% of net production, down 74% from 2019. During the nine months ended September 30, 2020, we flared 0.9% of net production, down 54% from 2019.

•We recycled 25.1% of water used for completion operations in the third quarter of 2020, up 24% from 2019. During the nine months ended September 30, 2020, we recycled 21.4% of water used for completion operations, up 53% from 2019.

•On October 29, 2020, our board of directors declared a cash dividend for the third quarter of 2020 of $0.375 per share of common stock, payable on November 19, 2020 to our stockholders of record at the close of business of November 12, 2020.

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

•On October 29, 2020, Rattler implemented a common unit repurchase program under Rule 10b-18 of the Exchange Act to acquire up to $100 million of Rattler’s outstanding common units in open market or privately negotiated transactions with cash on hand and free cash flow from operations. The common unit repurchase program is authorized to extend through December 31, 2021, may be suspended from time to time or modified, extended or discontinued by the board of directors of Rattler’s General Partner at any time, and will be subject to market conditions, applicable legal requirements, contractual obligations and other factors. In connection with the common unit repurchase program, Rattler entered into an amendment to the Rattler credit agreement permitting such program.

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

As of September 30, 2020, we had approximately 378,961 net acres, which primarily consisted of approximately 199,254 net acres in the Midland Basin and approximately 152,743 net acres in the Delaware Basin. As of December 31, 2019, we had an estimated 12,310 gross horizontal locations that we believe to be economic at $60 per barrel WTI.

The following table sets forth the total number of operated horizontal wells drilled and completed during the three months and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
	Drilled		Completed(1)		Drilled		Completed(2)
Area	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Midland Basin	22	20	25	25	114	108	69	61
Delaware Basin	10	10	16	16	69	65	67	63
Total	32	30	41	41	183	173	136	124
(1)The average lateral length for the wells completed during the third quarter of 2020 was 9,881 feet. Operated completions during the third quarter of 2020 consisted of 16 Wolfcamp A wells, five Wolfcamp B wells, six Lower Spraberry wells, nine Middle Spraberry wells and five Second Bone Springs wells.
(2)The average lateral length for the wells completed during the first nine months of 2020 was 9,955 feet. Operated completions during the first nine months of 2020 consisted of 67 Wolfcamp A wells, 16 Wolfcamp B wells, 17 Lower Spraberry wells, 17 Middle Spraberry wells, three Jo Mill wells, 11 Second Bone Springs wells and five Third Bone Springs wells.

As of September 30, 2020, we operated the following wells:

	Vertical Wells		Horizontal Wells		Total
Area	Gross	Net	Gross	Net	Gross	Net
Midland Basin	1,400	1,313	1,072	976	2,472	2,289
Delaware Basin	25	22	569	535	594	557
Total	1,425	1,335	1,641	1,511	3,066	2,846

As of September 30, 2020, we held interests in 3,588 gross (2,941 net) wells, including wells that we do not operate.

Our development program is focused entirely within the Permian Basin, where we continue to focus on long-lateral multi-well pad development. Our horizontal development consists of multiple targeted intervals, primarily within the Wolfcamp and Spraberry formations in the Midland Basin and the Wolfcamp and Bone Springs formations in the Delaware Basin.

Midstream Operations

In our midstream operations segment, Rattler’s crude oil infrastructure assets consist of gathering pipelines and metering facilities, which collectively gather crude oil for its customers. Rattler’s facilities gather crude oil from horizontal and vertical wells in our ReWard, Spanish Trail, Pecos and Glasscock areas within the Permian Basin. Rattler’s natural gas gathering and compression system consists of gathering pipelines, compression and metering facilities, which collectively service the production from our Pecos area assets within the Permian Basin. Rattler’s water sourcing and distribution assets consists of water wells, hydraulic fracturing pits, pipelines and water treatment facilities, which collectively gather and distribute water from Permian Basin aquifers to the drilling and completion sites through buried pipelines and temporary surface pipelines. Rattler’s produced water gathering and disposal system spans approximately 508 miles and consists of gathering pipelines along with produced water disposal wells and facilities which collectively gather and dispose of produced water from operations throughout our Permian Basin acreage.

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

Results of Operations

The following table sets forth selected operating data for the three months and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues (in millions):
Oil sales	$606	$882	$1,785	$2,572
Natural gas sales	36	16	61	36
Natural gas liquid sales	65	58	156	190
Total oil, natural gas and natural gas liquid revenues	$707	$956	$2,002	$2,798

Production Data (in thousands):
Oil (MBbls)	15,639	17,064	50,009	50,581
Natural gas (MMcf)	32,505	26,271	96,482	69,394
Natural gas liquids (MBbls)	5,377	4,974	16,326	13,420
Combined volumes (MBOE)	26,433	26,417	82,415	75,567

Daily combined volumes (BOE/d)	287,315	287,138	300,785	276,802
Daily oil volumes (BO/d)	169,989	185,478	182,515	185,278

Average Prices:
Oil ($ per Bbl)	$38.75	$51.71	$35.69	$50.86
Natural gas ($ per Mcf)	$1.11	$0.62	$0.63	$0.52
Natural gas liquids ($ per Bbl)	$12.09	$11.61	$9.56	$14.14
Combined ($ per BOE)	$26.75	$36.20	$24.29	$37.03

Oil, hedged ($ per Bbl)(1)	$38.17	$51.84	$41.31	$50.99
Natural gas, hedged ($ per MMbtu)(1)	$0.95	$0.69	$0.57	$0.74
Natural gas liquids, hedged ($ per Bbl)(1)	$12.09	$12.83	$9.56	$14.93
Average price, hedged ($ per BOE)(1)	$26.22	$36.59	$27.63	$37.46
(1)Hedged prices reflect the effect of our commodity derivative transactions on our average sales prices. Our calculation of such effects includes gains and losses on cash settlements for matured commodity derivatives, which we do not designate for hedge accounting. Hedged prices exclude gains or losses resulting from the early settlement of commodity derivative contracts.

Production Data

Substantially all of our revenues are generated through the sale of oil, natural gas liquids and natural gas production. The following tables set forth our production data for the three months and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Oil (MBbls)	59%	65%	61%	67%
Natural gas (MMcf)	21%	17%	19%	15%
Natural gas liquids (MBbls)	20%	18%	20%	18%
	100%	100%	100%	100%

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
	Midland Basin	Delaware Basin	Other(1)	Total	Midland Basin	Delaware Basin	Other(2)	Total
	(in thousands)
Production Data:
Oil (MBbls)	8,971	6,627	41	15,639	10,105	6,881	78	17,064
Natural gas (MMcf)	17,403	15,003	99	32,505	12,839	13,224	208	26,271
Natural gas liquids (MBbls)	3,087	2,268	22	5,377	2,748	2,179	47	4,974
Total (MBoe)	14,958	11,395	80	26,433	14,993	11,264	160	26,417

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	Midland Basin	Delaware Basin	Other(1)	Total	Midland Basin	Delaware Basin	Other(2)	Total
	(in thousands)
Production Data:
Oil (MBbls)	28,864	21,013	132	50,009	30,411	18,810	1,360	50,581
Natural gas (MMcf)	50,285	45,871	326	96,482	33,605	34,846	943	69,394
Natural gas liquids (MBbls)	9,281	6,975	70	16,326	7,533	5,721	166	13,420
Total (MBoe)	46,525	35,633	257	82,415	43,545	30,339	1,683	75,567
(1)Includes the Central Basin Platform, the Eagle Ford Shale and the Rockies.
(2)Includes the Eagle Ford Shale.

Comparison of the Three Months Ended September 30, 2020 and 2019 and Nine Months Ended September 30, 2020 and 2019

Oil, Natural Gas and Natural Gas Liquids Revenues. Our oil, natural gas and natural gas liquids revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

The net dollar effect of the change in prices (calculated as the change in period-to-period average prices multiplied by current period production volumes of oil, natural gas and natural gas liquids) and the net dollar effect of the change in production (calculated as the change in period-to-period volumes for oil, natural gas and natural gas liquids multiplied by the prior period average prices) are shown below:

	Three Months Ended September 30, 2020 Compared to 2019			Nine Months Ended September 30, 2020 Compared to 2019
	Change in prices	Production volumes(1)	Total net dollar effect of change	Change in prices	Production volumes(1)	Total net dollar effect of change
	(in millions)
Effect of changes in price:
Oil	$(12.96)	15,639	$(203)	$(15.17)	50,009	$(758)
Natural gas	$0.49	32,505	16	$0.11	96,482	11
Natural gas liquids	$0.48	5,377	3	$(4.58)	16,326	(75)
Total revenues due to change in price			$(184)			$(822)

	Change in production volumes(1)	Prior period Average Prices	Total net dollar effect of change	Change in production volumes(1)	Prior period Average Prices	Total net dollar effect of change
	(in millions)
Effect of changes in production volumes:
Oil	(1,426)	$51.71	$(74)	(572)	$50.86	$(29)
Natural gas	6,235	$0.62	4	27,088	$0.52	14
Natural gas liquids	403	$11.61	5	2,905	$14.14	41
Total revenues due to change in production volumes			(65)			26
Total change in revenues			$(249)			$(796)
(1)Production volumes are presented in MBbls for oil and natural gas liquids and MMcf for natural gas.

Our oil, natural gas and natural gas liquids revenues for the third quarter of 2020 decreased by $249 million, or 26%, to $707 million from $956 million during the third quarter of 2019, and our total revenues for the nine months ended September 30, 2020 decreased by $796 million, or 28%, to $2.0 billion from $2.8 billion during the same period in 2019. These declines were primarily driven by the sudden drop in demand and prices for oil stemming from the COVID-19 pandemic, which resulted in temporarily curtailing a portion of our oil production volumes in the second quarter of 2020 and reducing our total capital budget and drilling and completion plan for 2020.

Midstream Services Revenue. The following table shows midstream services revenue for the three months and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Midstream services revenue	$12	$16	$37	$51

Our midstream services revenue represents fees charged to our joint interest owners and third parties for the transportation of oil and natural gas along with water gathering and related disposal facilities. Midstream services revenue decreased by $4 million for the three months ended September 30, 2020 and $14 million for the nine months ended September 30, 2020 compared to the same periods in 2019 primarily due to a reduction in sourced water volumes due to the lower level of drilling and completion activity in 2020.

Lease Operating Expenses. The following table shows lease operating expenses for the three months and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE
	(in millions, except per BOE amounts)
Lease operating expenses	$102	$3.86	$128	$4.85	$332	$4.03	$364	$4.82

Lease operating expenses for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 decreased by $26 million, or $0.99 per BOE. Lease operating expenses for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 decreased by $32 million, or $0.79 per BOE. In both cases, the decrease in lease operating expenses was primarily associated with a reduction in well maintenance activity related to overall efficiencies gained, as well as improvements in infrastructure which reduced power generation costs and trucking fees.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the three months and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE
	(in millions, except per BOE amounts)
Production taxes	$36	$1.36	$45	$1.69	$97	$1.18	$132	$1.75
Ad valorem taxes	19	0.72	16	0.62	51	0.62	48	0.63
Total production and ad valorem expense	$55	$2.08	$61	$2.31	$148	$1.80	$180	$2.38

Production taxes as a % of oil, natural gas, and natural gas liquids revenue	5.1%		4.7%		4.8%		4.7%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of production revenues remained consistent for the three and nine month periods ended September 30, 2020 compared to the same periods in 2019.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 increased by $3 million primarily due to higher overall valuations resulting from an increase in revenues between valuation periods.

Ad valorem taxes for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 remained relatively flat.

Gathering and Transportation Expense. The following table shows gathering and transportation expense for the three months and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE
	(in millions, except per BOE amounts)
Gathering and transportation expense	$33	$1.25	$25	$0.95	$105	$1.27	$54	$0.71

For the three months and nine months ended September 30, 2020, the per BOE increases for gathering and transportation expenses are primarily attributable to recording minimum volume commitment fees in 2020, as well as an increase in fees for our gas production and an overall change in our product mix, with gas and natural gas liquids production becoming a greater percentage of overall production.

Midstream Services Expense. The following table shows midstream services expense for the three months and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Midstream services expense	$26	$26	$81	$60

Midstream services expense represents costs incurred to operate and maintain our oil and natural gas gathering and transportation systems, natural gas lift, compression infrastructure and water transportation facilities. Midstream services expense increased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to increased oil, gas and produced water volumes largely attributable to the continued build out of our midstream assets. In addition, we incurred certain asset maintenance and workover charges related to our produced water wells to increase their capacity.

Depreciation, Depletion and Amortization. The following table provides the components of our depreciation, depletion and amortization expense for the three months and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in millions, except BOE amounts)
Depletion of proved oil and natural gas properties	$273	$353	$995	$1,009
Depreciation of midstream assets	9	9	29	25
Depreciation of other property and equipment	4	3	12	12
Depreciation, depletion and amortization expense	$286	$365	$1,036	$1,046
Oil and natural gas properties depletion rate per BOE	$10.33	$13.33	$12.07	$13.34

The decrease in depletion of proved oil and natural gas properties of $80 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 resulted primarily from a reduction in the average depletion rate for our oil and natural gas properties in 2020, which stemmed from a decrease in the net book value of our properties due to the full cost ceiling impairments recorded in the first and second quarters of 2020 and fourth quarter of 2019. The decrease in depletion of proved oil and natural gas properties of $14 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 resulted primarily from lower production levels and as well as the decrease in the net book value of our properties due to the full cost ceiling impairments recorded in 2020.

Impairment of Oil and Natural Gas Properties. As a result of the sharp decline in commodity prices during 2020, we recorded non-cash ceiling test impairments for the three months and nine months ended September 30, 2020 of $1.5 billion and $5.0 billion, respectively, which is included in accumulated depletion. The impairment charge affected our results of operations but did not reduce cash flow. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine our actual ceiling test calculation and impairment analysis in future periods. If the trailing 12-month commodity prices continue to fall as compared to the commodity prices used in prior quarters, we will continue to have material write downs in subsequent quarters. No impairment on proved oil and natural gas properties was recorded for the nine months ended September 30, 2019.

General and Administrative Expenses. The following table shows general and administrative expenses for the three months and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE	Amount	Per BOE
	(in millions, except per BOE amounts)
General and administrative expenses	$11	$0.42	$15	$0.59	$37	$0.45	$41	$0.55
Non-cash stock-based compensation	9	0.34	4	0.16	27	0.33	27	0.36
Total general and administrative expenses	$20	$0.76	$19	$0.75	$64	$0.78	$68	$0.91

Total general and administrative expenses for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 increased by $1 million primarily due to an increase in non-cash stock-based compensation, partially offset by decreases in contract labor, rent, legal expense and penalties. General and administrative expenses for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 decreased by $4 million primarily due to decreases in rent, contract labor expense and penalties.

Net Interest Expense. The following table shows net interest expense for the three months and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net interest expense	$53	$38	$147	$133

Net interest expense increased by $15 million and $14 million, respectively, for the three months and nine months ended September 30, 2020 compared to the same periods in 2019. In both cases, the increases were primarily due to an increase in borrowings as well as the issuance of the May 2020 Notes.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the three months and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Gain (loss) on derivative instruments, net	$(99)	$177	$82	$3
Net cash received (paid) on settlements	$(9)	$11	$288	$33

We are required to recognize all derivative instruments on the balance sheet as either assets or liabilities measured at fair value. We have not designated our derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our condensed consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.”

Net cash received (paid) on settlements of derivative instruments for the three and nine months ended September 30, 2020 include cash received on contracts terminated prior to their contractual maturity of $6 million and $17 million, respectively.

Provision for (Benefit from) Income Taxes. The following table shows provision for (benefit from) income taxes for the three months and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Provision for (benefit from) income taxes	$(304)	$102	$(902)	$171

The change in our income tax provision for the third quarter of 2020 compared to the same period in 2019 was primarily due to the pre-tax loss for the three months ended September 30, 2020, compared to pre-tax income for the three months ended September 30, 2019.

The change in our income tax provision for the first nine months of 2020 compared to the same period in 2019 was primarily due to the pre-tax loss for the nine months ended September 30, 2020, partially offset by discrete tax expense resulting from application of a valuation allowance on Viper’s deferred tax assets, compared to pre-tax income for the nine months ended September 30, 2019, partially offset by a discrete income tax benefit resulting from estimated deferred taxes recognized as a result of Viper’s change in tax status.

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
Liquidity and Cash Flow

Our cash flows for the nine months ended September 30, 2020 and 2019 are presented below:

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Net cash provided by (used in) operating activities	$1,715	$1,852
Net cash provided by (used in) investing activities	(1,855)	(2,744)
Net cash provided by (used in) financing activities	111	777
Net increase (decrease) in cash	$(29)	$(115)

Operating Activities

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

The decrease in operating cash flows for the nine months ended September 30, 2020 compared to the same period in 2019 primarily resulted from the decline in our oil and natural gas revenues and a reduction in our accounts payable and other current liabilities payable during 2020 compared to an increase in payable balances during 2019. These reductions in operating cash flow were partially offset by an increase in collections on our accounts receivable during 2020 compared to 2019 and other working capital changes.

Investing Activities

The purchase and development of oil and natural gas properties accounted for the majority of our cash outlays for investing activities. Net cash used in investing activities was $1.9 billion and $2.7 billion during the nine months ended September 30, 2020 and 2019, respectively.

Capital Expenditure Activities

Our capital expenditures excluding acquisitions and equity method investments (on a cash basis) were as follows for the specified period:

	Nine Months Ended September 30,
	2020	2019
	(in millions)
Drilling, completions and non-operated additions to oil and natural gas properties(1)(2)	$1,404	$1,883
Infrastructure additions to oil and natural gas properties	96	104
Additions to midstream assets	133	186
Total	$1,633	$2,173
(1)During the nine months ended September 30, 2020, in conjunction with our development program, we drilled 183 gross (173 net) operated horizontal wells, of which 69 gross (65 net) wells were in the Delaware Basin and the remaining wells were in the Midland Basin, and turned 136 gross (124 net) operated horizontal wells to production, of which 67 gross (63 net) wells were in the Delaware Basin and the remaining wells were in the Midland Basin.
(2)During the nine months ended September 30, 2019, in conjunction with our development program, we drilled 255 gross (231 net) operated horizontal wells, of which 122 gross (110 net) wells were in the Delaware Basin and the remaining wells were in the Midland Basin, and turned 239 gross (219 net) operated horizontal wells to production, of which 105 gross (96 net) wells were in the Delaware Basin and the remaining wells were in the Midland Basin.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 and 2019 was $111 million and $777 million, respectively. During the nine months ended September 30, 2020, the amount provided by financing activities was primarily attributable to $758 million in proceeds from the May Notes Offering and Rattler Notes Offering, net of repayments on Energen’s 4.625% senior notes and 7.350% medium-term notes, as well as $47 million in proceeds from our joint venture. These net increases in cash flows from financing activities were largely offset by $321 million of payments, net of borrowings on our credit facility, $177 million of dividends to stockholders, $98 million of share repurchases as part of our stock repurchase program and $77 million in distributions to non-controlling interest.

The 2019 amount provided by financing activities was primarily attributable to $341 million in net proceeds from Viper’s public offering completed on March 1, 2019, $720 million in net proceeds from the Rattler Offering, $241 million of borrowings, net of repayments under our credit facility, and $42 million in proceeds from our joint venture, partially offset by $400 million of share repurchases as part of our stock repurchase program, $82 million of dividends to stockholders and $79 million in distributions to non-controlling interest.

Indebtedness

Second Amended and Restated Credit Facility

As of September 30, 2020, the maximum credit amount available under our credit agreement was $2 billion, and we had no outstanding borrowings under our credit agreement and $2 billion available for future borrowings. As of September 30, 2020, there was an aggregate of $3 million in letters of credit outstanding under our credit agreement. The weighted average interest rate on the credit facility was 1.83% and 2.27% for the three months and nine months ended September 30, 2020, respectively. The credit agreement matures on November 1, 2022.

As of September 30, 2020, we were in compliance with all financial maintenance covenants under our credit agreement.

The May 2020 Notes and Tender Offer for Energen’s 4.625% Senior Notes and Repurchase of Energen’s 7.35% Medium-term Notes

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

We used the net proceeds, among other things, to make an equity contribution to Energen to purchase $209 million in aggregate principal amount of Energen’s 4.625% senior notes pursuant to a tender offer. As of September 30, 2020, $191 million in aggregate principal amount of Energen’s 4.625% senior notes remained outstanding.

During the third quarter of 2020, we repurchased all $10 million in principal amount of Energen’s outstanding 7.350% medium-term notes due on July 28, 2027 at a price of 120% of the aggregate principal amount.

Viper’s Credit Agreement

The Viper credit agreement, as amended, or the Viper credit agreement, provides for a revolving credit facility in the maximum credit amount of $2 billion, a borrowing base based on Viper LLC’s oil and natural gas reserves and other factors (the “borrowing base”) and a maturity date of November 1, 2022. The borrowing base is scheduled to be re-determined semi-annually in May and November. In addition, Viper LLC and Wells Fargo each may request up to three interim redeterminations of the borrowing base during any 12-month period. Viper LLC’s borrowing base was reduced from $775 million to $580 million during the regularly scheduled (semi-annual) spring 2020 redetermination in the second quarter of 2020, and is expected to be reaffirmed at $580 million by the lenders during the regularly scheduled (semi-annual) fall 2020 redetermination in November 2020. As of September 30, 2020, Viper LLC had $127 million of outstanding borrowings and $453 million available for future borrowings under the Viper credit agreement. Amounts borrowed under the Viper credit agreement bore interest at a weighted average rate of 2.14% and 2.66% for the three months and nine months ended September 30, 2020, respectively.

As of September 30, 2020, Viper LLC was in compliance with all financial maintenance covenants under the Viper credit agreement.

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

As of September 30, 2020, Viper repurchased $20 million in principal amount of the outstanding Viper Notes in open market purchases at a cash price ranging from 97.5% to 98.5% of the aggregate principal amount, which resulted in an immaterial gain on extinguishment of debt. As of September 30, 2020, $480 million in aggregate principal amount of the Viper Notes remained outstanding.

Rattler’s Credit Agreement

The Rattler credit agreement provides for a revolving credit facility in the maximum credit amount of $600 million, which is expandable to $1 billion upon Rattler’s election, subject to obtaining additional lender commitments and satisfaction of customary conditions. As of September 30, 2020, Rattler LLC had $85 million of outstanding borrowings and $515 million available for future borrowings under the Rattler credit agreement. The weighted average interest rate on the credit facility was 1.46% and 2.18% for the three months and nine months ended September 30, 2020, respectively. The Rattler credit agreement has a maturity date of May 28, 2024. In connection with the offering of the Rattler Notes described below completed on July 14, 2020, Rattler LLC used the proceeds of the offering to repay a portion of the outstanding borrowings under the Rattler credit agreement.

As of September 30, 2020, Rattler LLC was in compliance with all financial maintenance covenants under the Rattler credit agreement.

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

For additional information regarding our indebtedness, see Note 10—Debt included in Notes to the Condensed Consolidated Financial Statements included elsewhere in this report.

Capital Requirements and Sources of Liquidity

Our board of directors approved a 2020 capital budget for drilling and completion, midstream and infrastructure of approximately $2.8 billion to $3.0 billion. In response to the current commodity price environment, in the third quarter of 2020 we updated our 2020 capital budget to narrow our anticipated capital expenditures for 2020 to approximately $1.8 billion to $1.9 billion, representing a decrease of 36% over our 2019 capital budget. We estimate that, of these expenditures, approximately:

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

During the third quarter of 2020, we spent $219 million on drilling and completion, $39 million on midstream, $7 million on non-operated properties and $16 million on infrastructure, for total capital expenditures of $281 million. During the nine months ended September 30, 2020, we spent $1.3 billion on drilling and completion, $133 million on midstream, $96 million on infrastructure and $57 million on non-operated properties, for total capital expenditures of $1.6 billion.

In May 2019, our board of directors approved a stock repurchase program to acquire up to $2 billion of our outstanding common stock through December 31, 2020. Under this program, we did not repurchase any of our common stock during the third quarter of 2020, but repurchased approximately $98 million of common stock during the nine months ended September 30, 2020. Although we have approximately $1.3 billion remaining available for future repurchases under this program, we have suspended the program to preserve liquidity.

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

Based upon current oil and natural gas prices and production expectations for 2020, we believe that our cash flow from operations, cash on hand and borrowings under our revolving credit facility will be sufficient to fund our operations through the 12-month period following the filing of this report. However, future cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties. Further, our 2020 capital expenditure budget does not allocate any funds for leasehold interest and property acquisitions.

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

Guarantor Financial Information

As of September 30, 2020, Diamondback O&G LLC is the sole guarantor under the December 2019 Notes Indenture governing the December 2019 Notes and the May 2020 Notes and the 2025 Indenture governing the 2025 Senior Notes. In connection with the satisfaction and discharge of the indenture, dated as of October 28, 2016, as subsequently supplemented, among Diamondback Energy, Inc., the guarantor subsidiaries party thereto and Wells Fargo, as trustee, governing Diamondback Energy, Inc.’s then outstanding 4.750% Senior Notes due 2024, or the 4.750% senior notes, Diamondback E&P LLC and Energen Corporation and its subsidiaries were released as guarantors under the 4.750% senior notes, the 2025 Senior Notes and Diamondback O&G LLC’s revolving credit facility. Rattler LLC was released as a guarantor under Diamondback O&G LLC’s credit agreement on May 28, 2019. Viper, Viper’s General Partner, Viper LLC, Rattler, Rattler’s General Partner and Rattler’s subsidiaries remain non-guarantor subsidiaries.
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

	September 30, 2020	December 31, 2019
Summarized Balance Sheets	(in millions)
Assets
Current assets	$303	$396
Property and equipment, net	7,923	10,109
Other noncurrent assets	7	17
Liabilities
Current liabilities	$214	$167
Intercompany accounts payable, non-guarantor subsidiary	386	600
Long-term debt	4,268	3,782
Other noncurrent liabilities	1,124	504

Nine Months Ended September 30, 2020
Summarized Statement of Operations	(in millions)
Revenues	$1,185
Income (loss) from operations	(2,627)
Net income (loss)	(1,535)

Contractual Obligations

Other than the changes in debt discussed in Note 10—Debt included in Notes to the Condensed Consolidated Financial Statements included elsewhere in this report, there were no material changes to our contractual obligations and other commitments, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Critical Accounting Policies

There have been no changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2020. Please read Note 17 included in Notes to the Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this report, for a discussion of our commitments and contingencies, which are not recognized in the balance sheets under GAAP.

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

We use derivatives, including swaps, basis swaps, double-up swaps, put spreads, interest rate swaps, swaptions, rolling hedges, calls, options, costless collars and three-way collars, to reduce price volatility associated with certain of our oil and natural gas sales. Please read Note 14 included in Notes to the Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this report, for a discussion of our derivatives.

At September 30, 2020, we had a net liability derivative position related to our commodity price derivatives of $115 million, related to our price swap, price basis swap derivatives and costless collars. Utilizing actual derivative contractual volumes under our commodity price derivatives as of September 30, 2020, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position to $151 million, an increase of $36 million, while a 10% decrease in forward curves associated with the underlying commodity would have converted the net liability position to a net asset derivative position of $78 million, a change of $37 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

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

For additional information on our open commodity derivative instruments at September 30, 2020, see Note 14—Derivatives included in Notes to the Condensed Consolidated Financial Statements elsewhere in this report.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are through receivables resulting from joint interest receivables (approximately $67 million at September 30, 2020) and receivables from the sale of our oil and natural gas production (approximately $224 million at September 30, 2020).

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

The following table summarizes the Company’s interest rate swaps and treasury locks as of September 30, 2020:

Type	Effective Date	Contractual Termination Date	Notional Amount (in millions)	Interest Rate
Interest Rate Swap	December 31, 2020	December 31, 2030	$250	1.551%
Interest Rate Swap	December 31, 2020	December 31, 2030	$250	1.5575%
Interest Rate Swap	December 31, 2020	December 31, 2030	$250	1.297%
Interest Rate Swap	December 31, 2020	December 31, 2030	$250	1.195%

For additional information on our variable interest rate debt at September 30, 2020, see Note 10—Debt included in Notes to the Condensed Consolidated Financial Statements elsewhere in this report. See Note 18—Subsequent Events for discussion of derivative transactions which occurred subsequent to September 30, 2020.

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

As of September 30, 2020, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2020, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

As of the date of this filing, we continue to be subject to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020, and in Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, filed with the SEC on May 8, 2020. Depending on the duration of the COVID-19 pandemic and its severity and related economic repercussions, however, the negative impact of many of the risks discussed in such reports may be heightened or exacerbated. For a discussion of the recent trends and uncertainties impacting our business, see also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—2020 Recent Developments—COVID-19 and Collapse in Commodity Prices” and “—Our Response to the Commodity Price Volatility and Impact of COVID.”

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

10.1*
Second Amendment, dated as of November 2, 2020, to the Credit Agreement, dated May 28, 2019, as amended on October 23, 2019, by and among Rattler Midstream Operating LLC, as borrower, Rattler Midstream LP, as parent, Wells Fargo Bank, National Association, as the administrative agent, and certain lenders from time to time party thereto.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

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

DIAMONDBACK ENERGY, INC.

Date:	November 5, 2020	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2020	/s/ Kaes Van’t Hof
Kaes Van’t Hof
Chief Financial Officer
(Principal Financial Officer)