Form 10-Q
period 2022-06-30
Diamondback Energy, Inc.
filed 2022-08-03
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-35700

Diamondback Energy, Inc.
(Exact Name of Registrant As Specified in Its Charter)

DE	45-4502447
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

500 West Texas Ave.
Suite 100
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

As of July 29, 2022, the registrant had 173,441,061 shares of common stock outstanding.

DIAMONDBACK ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

i

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and natural gas industry terms that are used in this Quarterly Report on Form 10-Q (this “report”):

Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BO	One barrel of crude oil.
BOE	One barrel of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	BOE per day.
British Thermal Unit or Btu	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
Gross acres or gross wells	The total acres or wells, as the case may be, in which a working interest is owned.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbl	One thousand barrels of crude oil and other liquid hydrocarbons.
MBO/d	One thousand BO per day.
MBOE/d	One thousand BOE per day.
Mcf	One thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	One million British Thermal Units.
Net acres or net wells	The sum of the fractional working interest owned in gross acres.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Prospect	A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.
Proved reserves	The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.
Reserves	The estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves are not assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or crude oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development, which may be subject to expiration.
Working interest	An operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.
WTI	West Texas Intermediate.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms that are used in this report:

ASC	Accounting Standards Codification.
ASU	Accounting Standards Update.
December 2019 Notes	The Company’s 3.250% senior unsecured notes due 2026 and the Company’s 3.500% senior unsecured notes due 2029 issued under the IG Indenture and the related first supplemental indenture.
Equity Plan	The Company’s 2021 Amended and Restated Equity Incentive Plan.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board.
GAAP	Accounting principles generally accepted in the United States.
IG Indenture	The indenture, dated as of December 5, 2019, among the Company, the subsidiary guarantors party thereto and Wells Fargo, as the trustee, as supplemented by the supplemental indentures relating to the outstanding December 2019 Notes (defined above), the March 2021 Notes (defined below) and the March 2022 Notes (defined below).
LIBOR	The London interbank offered rate.
March 2021 Notes	The Company’s 0.900% Senior Notes due 2023, the Company’s 3.125% Senior Notes due 2031 and the Company’s 4.400% Senior Notes due 2051 issued under the IG Indenture and the related third supplemental indenture.
March 2022 Notes	The Company’s 4.250% Senior Notes due 2052, issued under the IG Indenture and the related third supplemental indenture.
NYMEX	New York Mercantile Exchange.
OPEC	Organization of the Petroleum Exporting Countries.
Rattler	Rattler Midstream LP, a Delaware limited partnership.
Rattler LLC	Rattler Midstream Operating LLC, a Delaware limited liability company and a subsidiary of Rattler.
SEC	United States Securities and Exchange Commission.
Senior Notes	The outstanding December 2019 Notes, the March 2021 Notes and the March 2022 Notes.
SOFR	The secured overnight financing rate.
TSR	Total stockholder return of the Company’s common stock.
Viper	Viper Energy Partners LP, a Delaware limited partnership.
Viper LLC	Viper Energy Partners LLC, a Delaware limited liability company and a subsidiary of Viper.
Wells Fargo	Wells Fargo Bank, National Association.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties, and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations (including drilling plans and capital plans); estimates and projections of revenues, losses, costs, expenses, returns, cash flow, and financial position; reserve estimates and our ability to replace or increase reserves; anticipated benefits of strategic transactions (including acquisitions and divestitures); and plans and objectives of management (including plans for future cash flow from operations and for executing environmental strategies) are forward-looking statements. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to the Company are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this report and detailed under Part II, Item 1A. Risk Factors in this report, Part II, Item 1A Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, and our Annual Report on Form 10–K for the year ended December 31, 2021 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of the Company and its consolidated subsidiaries.

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
•changes in general economic, business or industry conditions, including changes in foreign currency exchange rates, interest rates and inflation rates and concerns over a potential recession;
•regional supply and demand factors, including delays, curtailment delays or interruptions of production, or governmental orders, rules or regulations that impose production limits;
•federal and state legislative and regulatory initiatives relating to hydraulic fracturing, including the effect of existing and future laws and governmental regulations;
•transition risks relating to climate change;
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
•The timing and completion of the Rattler Merger (as defined in See Note 1—Description of the Business and Basis of Presentation of the condensed notes to the consolidated financial statements included elsewhere in this report);

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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2022	2021
	(In millions, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$43	$654
Restricted cash	16	18
Accounts receivable:
Joint interest and other, net	76	72
Oil and natural gas sales, net	961	598
Inventories	65	62
Derivative instruments	17	13
Income tax receivable	—	1
Prepaid expenses and other current assets	23	28
Total current assets	1,201	1,446
Property and equipment:
Oil and natural gas properties, full cost method of accounting ($8,097 million and $8,496 million excluded from amortization at June 30, 2022 and December 31, 2021, respectively)	34,200	32,914
Midstream assets	1,139	1,076
Other property, equipment and land	190	174
Accumulated depletion, depreciation, amortization and impairment	(14,160)	(13,545)
Property and equipment, net	21,369	20,619
Funds held in escrow	—	12
Equity method investments	660	613
Derivative instruments	33	4
Deferred income taxes, net	33	40
Investment in real estate, net	87	88
Other assets	65	76
Total assets	$23,448	$22,898

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets - (Continued)
(Unaudited)

	June 30,	December 31,
	2022	2021
Liabilities and Stockholders’ Equity	(In millions, except par values and share data)
Current liabilities:
Accounts payable - trade	$62	$36
Accrued capital expenditures	323	295
Current maturities of long-term debt	55	45
Other accrued liabilities	420	419
Revenues and royalties payable	615	452
Derivative instruments	162	174
Deferred income taxes	3	17
Total current liabilities	1,640	1,438
Long-term debt	5,401	6,642
Derivative instruments	123	29
Asset retirement obligations	260	166
Deferred income taxes	1,600	1,338
Other long-term liabilities	34	40
Total liabilities	9,058	9,653
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; 400,000,000 shares authorized; 175,201,453 and 177,551,347 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	13,772	14,084
Retained earnings (accumulated deficit)	(458)	(1,998)
Total Diamondback Energy, Inc. stockholders’ equity	13,316	12,088
Non-controlling interest	1,074	1,157
Total equity	14,390	13,245
Total liabilities and equity	$23,448	$22,898

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except per share amounts, shares in thousands)
Revenues:
Oil sales	$2,189	$1,395	$4,135	$2,339
Natural gas sales	264	107	418	211
Natural gas liquid sales	299	165	588	289
Midstream services	14	12	31	23
Other operating income	2	2	4	3
Total revenues	2,768	1,681	5,176	2,865
Costs and expenses:
Lease operating expenses	159	157	308	259
Production and ad valorem taxes	178	105	339	180
Gathering and transportation	61	56	120	87
Midstream services expenses	23	23	45	51
Depreciation, depletion, amortization and accretion	330	341	643	614
General and administrative expenses	39	36	75	61
Merger and integration expenses	—	2	—	77
Other operating expenses	—	6	8	10
Total costs and expenses	790	726	1,538	1,339
Income (loss) from operations	1,978	955	3,638	1,526
Other income (expense):
Interest expense, net	(39)	(57)	(79)	(113)
Other income (expense), net	1	(7)	2	(6)
Gain (loss) on derivative instruments, net	(101)	(497)	(653)	(661)
Gain (loss) on sale of equity method investments	—	23	—	23
Gain (loss) on extinguishment of debt	(4)	—	(58)	(61)
Income (loss) from equity investments	28	5	37	2
Total other income (expense), net	(115)	(533)	(751)	(816)
Income (loss) before income taxes	1,863	422	2,887	710
Provision for (benefit from) income taxes	402	94	623	159
Net income (loss)	1,461	328	2,264	551
Net income (loss) attributable to non-controlling interest	45	17	69	20
Net income (loss) attributable to Diamondback Energy, Inc.	$1,416	$311	$2,195	$531
Earnings (loss) per common share:
Basic	$7.95	$1.70	$12.30	$3.05
Diluted	$7.93	$1.70	$12.28	$3.04
Weighted average common shares outstanding:
Basic	176,570	181,009	177,064	172,636
Diluted	176,876	181,199	177,380	172,806
Dividends declared per share	$3.05	$0.45	$6.10	$0.85

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Shares	Amount
	($ in millions, shares in thousands)
Balance December 31, 2021	177,551	$2	$14,084	$(1,998)	$1,157	$13,245
Unit-based compensation	—	—	—	—	3	3
Distribution equivalent rights payments	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	16	—	—	16
Cash paid for tax withholding on vested equity awards	—	—	(15)	—	—	(15)
Repurchased shares under buyback program	(58)	—	(7)	—	—	(7)
Repurchased units under buyback programs	—	—	—	—	(42)	(42)
Distributions to non-controlling interest	—	—	—	—	(47)	(47)
Dividend paid	—	—	—	(107)	—	(107)
Exercise of stock options and issuance of restricted stock units and awards	58	—	1	—	—	1
Change in ownership of consolidated subsidiaries, net	—	—	(12)	—	15	3
Net income (loss)	—	—	—	779	24	803
Balance March 31, 2022	177,551	2	14,067	(1,326)	1,109	13,852
Unit-based compensation	—	—	—	—	3	3
Distribution equivalent rights payments	—	—	—	(7)	—	(7)
Stock-based compensation	—	—	17	—	—	17
Cash paid for tax withholding on vested equity awards	—	—	—	—	(3)	(3)
Repurchased shares under buyback program	(2,369)	—	(303)	—	—	(303)
Repurchased units under buyback programs	—	—	—	—	(29)	(29)
Distributions to non-controlling interest	—	—	—	—	(63)	(63)
Dividend paid	—	—	—	(541)	—	(541)
Exercise of stock options and vesting of restricted stock units and awards	19	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	(9)	—	12	3
Net income (loss)	—	—	—	1,416	45	1,461
Balance June 30, 2022	175,201	$2	$13,772	$(458)	$1,074	$14,390

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In millions)
Cash flows from operating activities:
Net income (loss)	$2,264	$551
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (benefit from) deferred income taxes	273	155
Depreciation, depletion, amortization and accretion	643	614
(Gain) loss on extinguishment of debt	58	61
(Gain) loss on derivative instruments, net	653	661
Cash received (paid) on settlement of derivative instruments	(720)	(484)
(Income) loss from equity investment	(37)	(2)
Equity-based compensation expense	28	23
(Gain) loss on sale of equity method investments	—	(23)
Other	36	15
Changes in operating assets and liabilities:
Accounts receivable	(380)	(172)
Income tax receivable	1	99
Prepaid expenses and other	15	18
Accounts payable and accrued liabilities	(21)	(26)
Income tax payable	(14)	—
Revenues and royalties payable	163	100
Other	(3)	(12)
Net cash provided by (used in) operating activities	2,959	1,578
Cash flows from investing activities:
Drilling, completions and infrastructure additions to oil and natural gas properties	(863)	(645)
Additions to midstream assets	(42)	(17)
Property acquisitions	(381)	(421)
Proceeds from sale of assets	72	100
Funds held in escrow	12	51
Other	(30)	34
Net cash provided by (used in) investing activities	(1,232)	(898)
Cash flows from financing activities:
Proceeds from borrowings under credit facilities	1,579	661
Repayments under credit facilities	(1,563)	(780)
Proceeds from senior notes	750	2,200
Repayment of senior notes	(1,865)	(2,107)
Proceeds from (repayments to) joint venture	(17)	(10)
Premium on extinguishment of debt	(49)	(166)
Repurchased shares under buyback program	(310)	—
Repurchased units under buyback program	(71)	(36)
Dividends to stockholders	(648)	(140)
Distributions to non-controlling interest	(110)	(41)
Financing portion of net cash received (paid) for derivative instruments	—	59
Other	(36)	(32)
Net cash provided by (used in) financing activities	(2,340)	(392)
Net increase (decrease) in cash and cash equivalents	(613)	288
Cash, cash equivalents and restricted cash at beginning of period	672	108
Cash, cash equivalents and restricted cash at end of period(1)	$59	$396
(1) See Note 2—Summary of Significant Accounting Policies.

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

As of June 30, 2022, the wholly owned subsidiaries of Diamondback include Diamondback E&P LLC (“Diamondback E&P”), a Delaware limited liability company, Viper Energy Partners GP LLC, a Delaware limited liability company, Rattler Midstream GP LLC, a Delaware limited liability company, and QEP Resources, Inc. (“QEP”), a Delaware corporation.

Rattler Merger

On May 15, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rattler, Rattler Midstream GP LLC, the general partner of the Partnership (the “General Partner”), and Bacchus Merger Sub Company, a wholly owned subsidiary of the Company (“Merger Sub”). The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, (i) Merger Sub will be merged with and into Rattler (the “Rattler Merger”), with Rattler surviving and continuing as the surviving entity in the merger and (ii) each issued and outstanding publicly held common unit representing a limited partner interest in Rattler (other than any common units owned by the Company and its subsidiaries) will be converted into the right to receive 0.113 of a share of common stock, par value $0.01 per share, of the Company. The Merger Agreement also specifies the treatment of outstanding Rattler equity awards in connection with the merger. The Company’s board of directors and the board of directors of the General Partner (acting upon the recommendation of its conflicts committee) unanimously approved the merger. The Company and Rattler expect that the Rattler Merger will close, subject to certain conditions, reasonably promptly following the distribution payment date for the second quarter 2022 distribution to Rattler’s unitholders reported by Rattler.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation.

Diamondback’s publicly traded subsidiaries Viper Energy Partners LP (“Viper”) and Rattler Midstream LP (“Rattler”) are consolidated in the Company’s financial statements. As of June 30, 2022, the Company owned approximately 55% of Viper’s total units outstanding. The Company’s wholly owned subsidiary, Viper Energy Partners GP LLC, is the general partner of Viper. As of June 30, 2022, the Company owned approximately 74% of Rattler’s total units outstanding. The Company’s wholly owned subsidiary, Rattler Midstream GP LLC, is the general partner of Rattler. The results of operations attributable to the non-controlling interest in Viper and Rattler are presented within equity and net income and are shown separately from the equity and net income attributable to the Company.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported at the end of the period in the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 to the line items within the condensed consolidated balance sheets:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Cash and cash equivalents	$43	$344
Restricted cash	16	18
Restricted cash included in funds held in escrow	—	34
Total cash, cash equivalents and restricted cash	$59	$396

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

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$1,610	$577	$2	$2,189	$876	$408	$111	$1,395
Natural gas sales	168	95	1	264	75	27	5	107
Natural gas liquid sales	207	91	1	299	102	52	11	165
Total	$1,985	$763	$4	$2,752	$1,053	$487	$127	$1,667

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$3,008	$1,122	$5	$4,135	$1,445	$766	$128	$2,339
Natural gas sales	266	151	1	418	116	88	7	211
Natural gas liquid sales	398	188	2	588	177	99	13	289
Total	$3,672	$1,461	$8	$5,141	$1,738	$953	$148	$2,839

4.    ACQUISITIONS AND DIVESTITURES

2022 Activity

On January 18, 2022, the Company acquired, from an unrelated third-party seller, approximately 6,200 net acres in the Delaware Basin for $232 million in cash, including customary post-closing adjustments. The acquisition was funded through cash on hand.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
2021 Activity

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

With the completion of the Guidon Acquisition, the Company acquired proved properties of $537 million and unproved properties of $573 million. The results of operations attributable to the Guidon Acquisition since the acquisition date have been included in the condensed consolidated statements of operations and include $103 million and $133 million of total revenue and $49 million and $65 million of net income for the three and six months ended June 30, 2021, respectively.

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

The results of operations attributable to the QEP Merger since the acquisition date have been included in the condensed consolidated statements of operations and include $359 million and $413 million of total revenue and $116 million and $139 million of net income for the three and six months ended June 30, 2021.

Pro Forma Financial Information

The following unaudited summary pro forma financial information for the three and six months ended June 30, 2021 has been prepared to give effect to the QEP Merger and the Guidon Acquisition as if they had occurred on January 1, 2020. The unaudited pro forma financial information does not purport to be indicative of what the combined company’s results of operations would have been if these transactions had occurred on the dates indicated, nor is it indicative of the future financial position or results of operations of the combined company.

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

Additionally, pro forma earnings were adjusted to exclude acquisition-related costs incurred by the Company for the QEP Merger and the Guidon Acquisition of approximately $2 million and $77 million for the three and six months ended June 30, 2021, respectively, and acquisition-related costs incurred by QEP of $31 million through the closing date of the QEP Merger. These acquisition-related costs primarily consist of one-time severance costs and the accelerated or change-in-control vesting of certain QEP share-based awards for former QEP employees based on the terms of the merger agreement relating to the QEP Merger and other bank, legal and advisory fees. The pro forma results of operations do not include any cost savings or other synergies that may result from the QEP Merger and the Guidon Acquisition or any estimated costs that have been or will be incurred by the Company to integrate the acquired assets. The pro forma financial data does not include the results of operations for any other acquisitions made during the periods presented, as they were primarily acreage acquisitions and their results were not deemed material.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(In millions, except per share amounts)
Revenues	$1,656	$3,137
Income (loss) from operations	$1,022	$1,706
Net income (loss)	$388	$534
Basic earnings (loss) per common share	$2.14	$2.95
Diluted earnings (loss) per common share	$2.13	$2.94

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

Viper’s Swallowtail Acquisition

On October 1, 2021, Viper acquired certain mineral and royalty interests from the Swallowtail entities pursuant to a definitive purchase and sale agreement for 15.25 million of Viper’s common units and approximately $225 million in cash (the “Swallowtail Acquisition”). The mineral and royalty interests acquired in the Swallowtail Acquisition represent approximately 2,313 net royalty acres primarily in the Northern Midland Basin, of which approximately 62% are operated by Diamondback as of December 31, 2021. The Swallowtail Acquisition had an effective date of August 1, 2021. The cash portion of this transaction was funded through a combination of Viper’s cash on hand and approximately $190 million of borrowings under Viper LLC’s revolving credit facility.

5.    PROPERTY AND EQUIPMENT

Property and equipment includes the following as of the dates indicated:

	June 30,	December 31,
	2022	2021
	(In millions)
Oil and natural gas properties:
Subject to depletion	$26,103	$24,418
Not subject to depletion	8,097	8,496
Gross oil and natural gas properties	34,200	32,914
Accumulated depletion	(6,019)	(5,434)
Accumulated impairment	(7,954)	(7,954)
Oil and natural gas properties, net	20,227	19,526
Midstream assets	1,139	1,076
Other property, equipment and land	190	174
Accumulated depreciation, amortization, accretion and impairment	(187)	(157)
Total property and equipment, net	$21,369	$20,619

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter which determines a limit, or ceiling, on the book value of proved oil and natural gas properties. No impairment expense was recorded for the three and six months ended June 30, 2022 or 2021 based on the results of the respective quarterly ceiling tests.

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

6.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligations liability for the following periods:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Asset retirement obligations, beginning of period	$171	$109
Additional liabilities incurred	26	6
Liabilities acquired	3	63
Liabilities settled and divested	(8)	(4)
Accretion expense	6	5
Revisions in estimated liabilities	75	13
Asset retirement obligations, end of period	273	192
Less current portion(1)	13	7
Asset retirement obligations - long-term	$260	$185
(1) The current portion of the asset retirement obligation is included in other accrued liabilities in the Company’s condensed consolidated balance sheets.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
7.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	June 30,	December 31,
	2022	2021
	(In millions)
5.375% Senior Notes due 2022	$25	$25
7.320% Medium-term Notes, Series A, due 2022	20	20
5.250% Senior Notes due 2023	10	10
2.875% Senior Notes due 2024	—	1,000
4.750% Senior Notes due 2025	—	500
3.250% Senior Notes due 2026	780	800
5.625% Senior Notes due 2026	14	14
7.125% Medium-term Notes, Series B, due 2028	73	100
3.500% Senior Notes due 2029	1,021	1,200
3.125% Senior Notes due 2031	789	900
4.400% Senior Notes due 2051	650	650
4.250% Senior Notes due 2052	750	—
DrillCo Agreement(1)	41	58
Unamortized debt issuance costs	(32)	(31)
Unamortized discount costs	(22)	(28)
Unamortized premium costs	5	8
Unamortized basis adjustment of dedesignated interest rate swap agreements(2)	(113)	(18)
Revolving credit facility	33	—
Viper revolving credit facility	250	304
Viper 5.375% Senior Notes due 2027	430	480
Rattler revolving credit facility	232	195
Rattler 5.625% Senior Notes due 2025	500	500
Total debt, net	5,456	6,687
Less: current maturities of long-term debt	(55)	(45)
Total long-term debt	$5,401	$6,642
(1)    Represents amounts due under a participation and development agreement (the “DrillCo Agreement”), dated September 10, 2018, with Obsidian Resources, L.L.C. to fund oil and natural gas development.
(2)     Represents the unamortized basis adjustment related to two receive-fixed, pay variable interest rate swap agreements which were previously designated as fair value hedges of the Company’s $1.2 billion 3.500% fixed rate senior notes due 2029. These swaps were dedesignated in the second quarter of 2022 as discussed further in Note 11—Derivatives.

References in this section to the Company shall mean Diamondback Energy, Inc. and Diamondback E&P, collectively, unless otherwise specified.

Credit Agreement

As of June 30, 2022, Diamondback E&P, as borrower, and Diamondback Energy, Inc., as parent guarantor, have a credit agreement, as amended, which provides for a maximum credit amount of $1.6 billion. As of June 30, 2022, the Company had $33 million in outstanding borrowings under the credit agreement and $3 million in outstanding letters of credit, which reduce available borrowings under the credit agreement on a dollar for dollar basis. During both the three and six months ended June 30, 2022 the weighted average interest rate on borrowings under the credit agreement was 2.69%. During the three and six months ended June 30, 2021, the weighted average interest rates on borrowings under the credit agreement were 1.68% and 1.67%, respectively.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

On June 2, 2022, the Company and Diamondback E&P entered into a thirteenth amendment to the Second Amended and Restated Credit Agreement, dated as of November 1, 2013, with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

This amendment, among other things, (i) extended the maturity date to June 2, 2027, which may be further extended by two one-year extensions pursuant to the terms set forth in the credit agreement, (ii) decreased the interest rate margin applicable to the loans and certain fees payable under the credit agreement and (iii) replaced the LIBOR interest rate benchmark with the secured overnight financing rate (“SOFR”). Outstanding borrowings under the credit agreement bear interest at a per annum rate elected by Diamondback E&P that is equal to (i) term SOFR plus 0.10% (“Adjusted Term SOFR”) or (ii) an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50%, and 1-month Adjusted Term SOFR plus 1.0%), in each case plus the applicable margin. After giving effect to the amendment, (i) the applicable margin ranges from 0.125% to 1.000% per annum in the case of the alternate base rate, and from 1.125% to 2.000% per annum in the case of Adjusted Term SOFR, in each case based on the pricing level, and (ii) the commitment fee ranges from 0.125% to 0.325% per annum on the average daily unused portion of the commitments, based on the pricing level. The pricing level depends on certain rating agencies’ rating of the Company’s long-term senior unsecured debt. The Company applied the optional expedient in ASU 2020-04, “Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting” for this contract modification, and as a result, the modification did not have an impact on its financial position, results of operations or liquidity.

As of June 30, 2022, the Company was in compliance with all financial maintenance covenants under the credit agreement.

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

Redemptions and Repurchases of Notes

In the first quarter of 2022, the Company fully redeemed the $500 million and $1.0 billion principal amounts of its outstanding 4.750% 2025 Senior Notes and 2.875% 2024 Senior Notes, respectively. Cash consideration for these redemptions totaled $1.6 billion, including make-whole premiums of $47 million, which resulted in a loss on extinguishment of debt of $54 million during the first quarter of 2022. The Company funded the redemptions with a portion of the net proceeds from the March 2022 Notes offering and cash on hand.

In the second quarter of 2022, the Company repurchased principal amounts of $27 million of its 7.125% Medium-term Notes due 2028, $111 million of its 3.125% Senior Notes due 2031, $179 million of its 3.500% Senior Notes due 2029 and $20 million of its 3.250% Senior Notes due 2026 for total cash consideration, including accrued interest paid, of $322 million. Additionally, Viper repurchased $50 million in principal amount of its 5.375% Senior Notes due 2027 for total cash consideration of $49 million. These repurchases resulted in an immaterial loss on extinguishment of debt during the second quarter of 2022. The Company funded its repurchases with cash on hand and Viper funded its repurchases with cash on hand and borrowings under the Viper credit agreement.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Viper’s Credit Agreement

Viper LLC’s credit agreement, as amended, provides for a revolving credit facility in the maximum credit amount of $2.0 billion with a borrowing base of $580 million based on Viper LLC’s oil and natural gas reserves and other factors. As of June 30, 2022, the elected commitment amount was $500 million with $250 million of outstanding borrowings and $250 million available for future borrowings. During the three and six months ended June 30, 2022 and 2021, the weighted average interest rates on borrowings under the Viper credit agreement were 3.20%, 2.88%, 1.93% and 1.90%, respectively. The Viper credit agreement will mature on June 2, 2025. As of June 30, 2022, Viper LLC was in compliance with all financial maintenance covenants under the Viper credit agreement.

Rattler’s Credit Agreement

Rattler LLC’s credit agreement, as amended, provides for a revolving credit facility in the maximum credit amount of $600 million, which is expandable to $1.0 billion upon Rattler’s election, subject to obtaining additional lender commitments and satisfaction of customary conditions. As of June 30, 2022, Rattler LLC had $232 million of outstanding borrowings and $368 million available for future borrowings under the Rattler credit agreement. During the three and six months ended June 30, 2022 and 2021, the weighted average interest rates on borrowings under the Rattler credit agreement were, in each case, 2.03%, 1.73%, 1.36% and 1.39%, respectively. The revolving credit facility will mature on May 28, 2024. As of June 30, 2022, Rattler LLC was in compliance with all financial maintenance covenants under the Rattler credit agreement.

8.    STOCKHOLDERS’ EQUITY AND EARNINGS (LOSS) PER SHARE

Stock Repurchase Program

In September 2021, the Company’s board of directors approved a stock repurchase program to acquire up to $2.0 billion of the Company’s outstanding common stock. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the three and six months ended June 30, 2022, the Company repurchased approximately $303 million and $310 million of common stock under this repurchase program, respectively. As of June 30, 2022, approximately $1.3 billion remained available for use to repurchase shares under the Company’s common stock repurchase program.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Net income (loss) attributable to the Company	$1,416	$311	$2,195	$531
Change in ownership of consolidated subsidiaries	(9)	(3)	(21)	(7)
Change from net income (loss) attributable to the Company's stockholders and transfers to non-controlling interest	$1,407	$308	$2,174	$524

Earnings (Loss) Per Share

The Company’s earnings (loss) per share amounts have been computed using the two-class method. The two-class method is an earnings allocation proportional to the respective ownership among holders of common stock and participating securities. Basic earnings (loss) per share amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share include the effect of potentially dilutive non-participating securities outstanding for the period. Additionally, the per share earnings of Viper and Rattler are included in the consolidated earnings per share computation based on the consolidated group’s holdings of the subsidiaries.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	($ in millions, except per share amounts, shares in thousands)
Net income (loss) attributable to common stock	$1,416	$311	$2,195	$531
Less: distributed and undistributed earnings allocated to participating securities(1)	(13)	(3)	(17)	(5)
Net income (loss) attributable to common stockholders	$1,403	$308	$2,178	$526
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	176,570	181,009	177,064	172,636
Effect of dilutive securities:
Weighted-average potential common shares issuable(2)	306	190	316	170
Diluted weighted average common shares outstanding	176,876	181,199	177,380	172,806
Basic net income (loss) attributable to common stock	$7.95	$1.70	$12.30	$3.05
Diluted net income (loss) attributable to common stock	$7.93	$1.70	$12.28	$3.04
(1)    Unvested restricted stock awards that contain non-forfeitable distribution equivalent rights are considered participating securities and therefore are included in the earnings per share calculation pursuant to the two-class method.
(2)     For the three months ended June 30, 2022, there were 76,473 potential common shares excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2021, there were 99,835 and 137,357 potential common shares, respectively, which were excluded from the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

9.    EQUITY-BASED COMPENSATION

On June 3, 2021, the Company’s stockholders approved and adopted the Company’s 2021 amended and restated equity incentive plan (the “Equity Plan”), which, among other things, increased total shares authorized for issuance from 8.3 million to 11.8 million. At June 30, 2022, the Company had 5.1 million shares of common stock available for future grants.

Under the Equity Plan, approved by the board of directors, the Company is authorized to issue incentive and non-statutory stock options, restricted stock awards and restricted stock units, performance awards and stock appreciation rights to eligible employees. At June 30, 2022, the Company had outstanding restricted stock units and performance-based restricted stock units under the Equity Plan. The Company also has immaterial amounts of restricted share awards, stock options and stock appreciation rights outstanding which were issued under plans assumed in connection with previously completed mergers. The Company classifies these as equity-based awards and estimates the fair values of restricted stock awards and units as the closing price of the Company’s common stock on the grant date of the award, which is expensed over the applicable vesting period. The Company values its stock options using a Black-Scholes option valuation model.

In addition to the Equity Plan, Viper and Rattler maintain their own long-term incentive plans which are not significant to the Company.

The following table presents the financial statement impacts of the equity compensation plans and related costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
General and administrative expenses	$13	$13	$28	$23
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	$6	$5	$10	$9

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Restricted Stock Units

The following table presents the Company’s restricted stock unit activity during the six months ended June 30, 2022 under the Equity Plan:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2021	1,079,589	$62.09
Granted	319,035	$132.84
Vested	(178,185)	$92.82
Forfeited	(39,231)	$68.58
Unvested at June 30, 2022	1,181,208	$76.35

The aggregate fair value of restricted stock units that vested during the six months ended June 30, 2022 was $17 million. As of June 30, 2022, the Company’s unrecognized compensation cost related to unvested restricted stock units was $70 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Performance Based Restricted Stock Units

The following table presents the Company’s performance restricted stock units activity under the Equity Plan for the six months ended June 30, 2022:

	Performance Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2021	456,459	$100.17
Granted	126,905	$237.13
Unvested at June 30, 2022(1)	583,364	$129.96
(1)A maximum of 1,408,973 units could be awarded based upon the Company’s final TSR ranking.

As of June 30, 2022, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $45 million, which is expected to be recognized over a weighted-average period of 1.6 years.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
10.    INCOME TAXES

The following table provides the Company’s provision for (benefit from) income taxes and the effective income tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except for tax rate)
Provision for (benefit from) income taxes	$402	$94	$623	$159
Effective income tax rate	21.6%	22.3%	21.6%	22.4%

Total income tax expense from continuing operations for the three and six months ended June 30, 2022 and 2021 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income primarily due to (i) state income taxes, net of federal benefit, and (ii) the impact of permanent differences between book and taxable income, partially offset by (iii) tax benefit resulting from a reduction in the valuation allowance on Viper’s deferred tax assets due to pre-tax income for the period. As of June 30, 2022 and 2021, Viper maintained a valuation allowance against its deferred tax assets, based on its assessment of all available evidence, both positive and negative, supporting realizability of Viper’s deferred tax assets.

For the three and six months ended June 30, 2022 and 2021, the Company’s items of discrete income tax expense or benefit were not material.

On March 17, 2021, the Company completed its acquisition of QEP. For federal income tax purposes, the transaction qualified as a nontaxable merger whereby the Company acquired carryover tax basis in QEP’s assets and liabilities. The Company’s opening balance sheet net deferred tax asset was finalized during the first quarter of 2022 at $39 million, and primarily consisted of deferred tax assets related to tax attributes acquired from QEP, partially offset by a valuation allowance related to federal and state tax attributes estimated not more likely than to be realized prior to expiration and deferred tax liabilities resulting from the excess of financial reporting carrying value over tax basis of oil and natural gas properties and other assets acquired from QEP.

11.    DERIVATIVES

At June 30, 2022, the Company has commodity derivative contracts and interest rate swaps outstanding. All derivative financial instruments are recorded at fair value.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
As of June 30, 2022, the Company had the following outstanding commodity derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Collars
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Weighted Average Differential	Weighted Average Floor Price	Weighted Average Ceiling Price
OIL
July - Dec.	2022	Basis Swap(1)	10,000	Argus WTI Midland	$0.84	$—	$—
July - Dec.	2022	Roll Swap	55,000	WTI	$0.89	$—	$—
July - Sep.	2022	Costless Collar	19,000	Brent	$—	$53.95	$98.59
July - Sep.	2022	Costless Collar	11,000	Argus WTI Houston	$—	$50.00	$89.28
July - Sep.	2022	Costless Collar	4,000	WTI	$—	$45.00	$92.65
Oct. - Dec.	2022	Costless Collar	15,000	Brent	$—	$55.00	$103.06
Oct. - Dec.	2022	Costless Collar	7,000	Argus WTI Houston	$—	$50.00	$95.55
Oct. - Dec.	2022	Costless Collar	4,000	WTI	$—	$50.00	$128.01
Jan. - June	2023	Costless Collar	6,000	Brent	$—	$60.00	$114.57
Jan. - Dec.	2023	Basis Swap(1)	2,000	Argus WTI Midland	$0.60	$—	$—
NATURAL GAS
July - Dec.	2022	Basis Swap(1)	330,000	Waha Hub	$(0.68)	$—	$—
July - Dec.	2022	Costless Collar	380,000	Henry Hub	$—	$2.79	$6.24
Jan. - June	2023	Basis Swap(1)	320,000	Waha Hub	$(1.19)	$—	$—
Jan. - Mar.	2023	Costless Collar	330,000	Henry Hub	$—	$3.09	$8.52
Apr. - June	2023	Costless Collar	290,000	Henry Hub	$—	$3.12	$8.23
July - Dec.	2023	Costless Collar	270,000	Henry Hub	$—	$3.13	$8.27
July - Dec.	2023	Basis Swap(1)	300,000	Waha Hub	$(1.24)	$—	$—
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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Strike Price	Weighted Average Differential	Deferred Premium
OIL
July - Sep.	2022	Put	69,000	Brent	$50.87	$—	$1.79
July - Sep.	2022	Put	20,000	Argus WTI Houston	$50.50	$—	$1.84
July - Sep.	2022	Put	8,000	WTI	$47.50	$—	$1.52
Oct. - Dec.	2022	Put	69,000	Brent	$51.01	$—	$1.78
Oct. - Dec.	2022	Put	20,000	Argus WTI Houston	$51.00	$—	$1.81
Oct. - Dec.	2022	Put	8,000	WTI	$55.00	$—	$1.54
July - Dec.	2022	Basis Put(1)	50,000	Brent	$—	$(10.40)	$0.78
Jan. - Mar.	2023	Put	37,000	Brent	$51.89	$—	$1.74
Jan. - Mar.	2023	Put	10,000	Argus WTI Houston	$52.00	$—	$1.77
Jan. - Mar.	2023	Put	6,000	WTI	$55.00	$—	$1.87
Apr. - June	2023	Put	29,000	Brent	$51.72	$—	$1.81
Apr. - June	2023	Put	8,000	Argus WTI Houston	$51.25	$—	$1.77
July - Sep.	2023	Put	9,000	Brent	$50.00	$—	$1.91
July - Sep.	2023	Put	2,000	Argus WTI Houston	$55.00	$—	$1.86
(1)    The Company has basis puts for the spread between the Brent crude oil price and NYMEX WTI crude oil price.

During the six months ended June 30, 2022, the Company terminated certain commodity derivative contracts prior to their contractual maturities as shown in the table below:

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

Interest Rate Swaps

In the second quarter of 2021, the Company entered into two interest rate swap agreements for notional amounts of $600 million, which were designated as fair value hedges of the Company’s $1.2 billion 3.50% fixed rate senior notes due 2029 (the “2029 Notes”) at inception. The Company receives a fixed 3.50% rate of interest on these swaps and pays an average variable rate of interest based on three month LIBOR plus 2.1865%, thereby limiting its exposure to changes in the fair value of debt due to movements in LIBOR interest rates. Under hedge accounting, these interest rate swaps were considered perfectly effective and gains and losses due to changes in the fair value of the interest rate swaps were completely offset by changes in the fair value of the hedged portion of the 2029 Notes in the condensed consolidated statements of operations.

In the second quarter of 2022, the Company elected to fully dedesignate these interest rate swaps and hedge accounting was discontinued. The cumulative fair value basis adjustment recorded on the 2029 Notes at the time of dedesignation totaled $135 million. This basis adjustment is being amortized to interest expense over the remaining term of the 2029 Notes utilizing

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
the effective interest method. The dedesignated interest rate swaps are considered economic hedges of the Company’s fixed-rate debt. As such, changes in the fair value of the interest rate swaps after the date of dedesignation have been recorded in earnings under the caption “Gain (loss) on derivative instruments, net” in the condensed consolidated statements of operations.

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

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments not designated as hedging instruments included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Gain (loss) on derivative instruments, net:
Commodity contracts	$(102)	$(497)	$(654)	$(791)
Interest rate swaps	1	—	1	130
Total	$(101)	$(497)	$(653)	$(661)

Net cash received (paid) on settlements:
Commodity contracts(1)	$(306)	$(323)	$(726)	$(505)
Interest rate swaps(2)	6	—	6	80
Total	$(300)	$(323)	$(720)	$(425)
(1)The six months ended June 30, 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $135 million.
(2)The six months ended June 30, 2021 includes cash received on interest rate swap contracts terminated prior to their contractual maturity of $80 million.

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

See Note 4—Acquisitions and Divestitures for discussion of the fair values of proved oil and natural gas properties assumed in business combinations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis, including the Company’s commodity derivative instruments and interest rate swaps. The fair values of the Company’s commodity derivative contracts are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes, and time to maturity. Interest rate swaps designated as fair value hedges and those that are not designated as hedges are determined based on inputs that are readily available in public markets, can be derived from information available in publicly quoted markets, or are provided by financial institutions that trade these contracts. These valuations are Level 2 inputs. The fair value of interest rate swaps is recorded as an asset or liability on the condensed consolidated balance sheet. At December 31, 2021, the net change in fair value of the Company’s interest rate swaps designated as hedges were offset by the change in value of the hedged item, long-term debt, within the condensed consolidated balance sheet.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The following table provides (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties, and (iv) the resulting net amounts presented under the captions “Derivative instruments” in the Company’s condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. The net amounts of derivative instruments are classified as current or noncurrent based on their anticipated settlement dates.

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Derivative instruments:
Commodity derivative instruments	$—	$106	$—	$106	$(89)	$17
Non-current assets- Derivative instruments:
Commodity derivative instruments	$—	$51	$—	$51	$(18)	$33
Liabilities:
Current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$231	$—	$231	$(89)	$142
Interest rate swaps	$—	$20	$—	$20	$—	$20
Non-current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$22	$—	$22	$(18)	$4
Interest rate swaps	$—	$119	$—	$119	$—	$119

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Derivative instruments:
Commodity derivative instruments	$—	$60	$—	$60	$(57)	$3
Interest rate swaps designated as hedges	$—	$10	$—	$10	$—	$10
Non-current assets- Derivative instruments:
Commodity derivative instruments	$—	$12	$—	$12	$(8)	$4
Interest rate swaps designated as hedges	$—	$1	$—	$1	$(1)	$—
Liabilities:
Current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$231	$—	$231	$(57)	$174
Non-current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$9	$—	$9	$(8)	$1
Interest rate swaps designated as hedges	$—	$29	$—	$29	$(1)	$28

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	June 30, 2022		December 31, 2021
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
(In millions)
Debt	$5,456	$5,183	$6,687	$7,148

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

13.    SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
	(In millions)
Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes	$362	$(100)
Supplemental disclosure of non-cash transactions:
Accrued capital expenditures included in accounts payable and accrued expenses	$340	$296
Common stock issued for business combinations	$—	$1,727

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

15.    SUBSEQUENT EVENTS

Second Quarter 2022 Dividend Declaration
On July 29, 2022, the board of directors of the Company declared a cash dividend for the second quarter of 2022 of $3.05 per share of common stock, payable on August 23, 2022 to its stockholders of record at the close of business on August 16, 2022. The dividend consists of a base quarterly dividend of $0.75 per share of common stock and a variable quarterly dividend of $2.30 per share of common stock. Future base and variable dividends are at the discretion of the board of directors of the Company.

Stock Repurchase Program

Subsequent to the quarter, the Company repurchased approximately $200 million in shares of Diamondback’s common stock through July 29, 2022. On July 28, 2022, the Company’s board of directors approved an increase in the Company’s common stock repurchase program from $2.0 billion to $4.0 billion.

Redemptions of Notes

In July 2022, the Company fully redeemed principal amounts of $25 million and $20 million of its 5.375% Notes due 2022 and 7.320% Medium-term Notes due 2022, respectively.

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

The following tables summarize the results of the Company’s operating segments during the periods presented:

	Upstream	Midstream Operations	Eliminations	Total
	(In millions)
Three Months Ended June 30, 2022:
Third-party revenues	$2,753	$15	$—	$2,768
Intersegment revenues	—	90	(90)	—
Total revenues	2,753	105	(90)	2,768
Depreciation, depletion, amortization and accretion	314	16	—	330
Income (loss) from operations	1,962	39	(23)	1,978
Interest expense, net	(30)	(9)	—	(39)
Other income (expense)	(100)	28	(4)	(76)
Provision for (benefit from) income taxes	398	4	—	402
Net income (loss) attributable to non-controlling interest	33	12	—	45
Net income (loss) attributable to Diamondback Energy, Inc.	1,401	42	(27)	1,416
As of June 30, 2022:
Total assets	$21,833	$2,022	$(407)	$23,448

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

	Upstream	Midstream Operations	Eliminations	Total
	(In millions)
Three Months Ended June 30, 2021:
Third-party revenues	$1,669	$12	$—	$1,681
Intersegment revenues	—	99	(99)	—
Total revenues	1,669	111	(99)	1,681
Depreciation, depletion, amortization and accretion	325	16	—	341
Income (loss) from operations	927	39	(11)	955
Interest expense, net	(48)	(9)	—	(57)
Other income (expense)	(502)	28	(2)	(476)
Provision for (benefit from) income taxes	91	3	—	94
Net income (loss) attributable to non-controlling interest	5	12	—	17
Net income (loss) attributable to Diamondback Energy, Inc.	281	43	(13)	311
As of December 31, 2021:
Total assets	$21,329	$1,942	$(373)	$22,898

	Upstream	Midstream Operations	Eliminations	Total
	(In millions)
Six Months Ended June 30, 2022:
Third-party revenues	$5,144	$32	$—	$5,176
Intersegment revenues	—	177	(177)	—
Total revenues	5,144	209	(177)	5,176
Depreciation, depletion, amortization and accretion	606	37	—	643
Income (loss) from operations	3,599	78	(39)	3,638
Interest expense, net	(61)	(18)	—	(79)
Other income (expense)	(700)	37	(9)	(672)
Provision for (benefit from) income taxes	617	6	—	623
Net income (loss) attributable to non-controlling interest	49	20	—	69
Net income (loss) attributable to Diamondback Energy, Inc.	2,172	71	(48)	2,195
As of June 30, 2022:
Total assets	$21,833	$2,022	$(407)	$23,448

	Upstream	Midstream Operations	Eliminations	Total
	(In millions)
Six Months Ended June 30, 2021:
Third-party revenues	$2,841	$24	$—	$2,865
Intersegment revenues	—	186	(186)	—
Total revenues	2,841	210	(186)	2,865
Depreciation, depletion, amortization and accretion	587	27	—	614
Income (loss) from operations	1,479	77	(30)	1,526
Interest expense, net	(97)	(16)	—	(113)
Other income (expense)	(724)	25	(4)	(703)
Provision for (benefit from) income taxes	154	5	—	159
Net income (loss) attributable to non-controlling interest	2	18	—	20
Net income (loss) attributable to Diamondback Energy, Inc.	502	63	(34)	531
As of December 31, 2021:
Total assets	$21,329	$1,942	$(373)	$22,898

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

Despite the recovery in commodity prices and rising demand in recent quarters, we expect to hold our oil production levels flat during 2022, using excess cash flow for debt repayment and/or return to our stockholders rather than expanding our drilling program. During the second quarter of 2022 we have continued to use cash on hand to pay down debt and believe that we now have a strong balance sheet that can withstand another down cycle. We are focused on maintaining high cash margins, a low-cost structure to drive an increasing return on capital and operational excellence, working to mitigate inflationary pressures through improvements and efficiencies in our drilling and completion programs. Going forward, we will continue to remain flexible, using a combination of our growing and sustainable base dividend, variable dividend and opportunistic share repurchase program to generate the highest value proposition for our shareholders.

Recent Developments

Second Quarter 2022 Highlights

•We recorded net income of $1.4 billion for the second quarter of 2022.

•Paid dividends to shareholders of $541 million during the second quarter and declared a cash dividend for the second quarter of 2022 of $3.05 per share of common stock, consisting of a base quarterly dividend of $0.75 per share of common stock and a variable quarterly dividend of $2.30 per share of common stock.

•Repurchased approximately $303 million of our common stock, leaving approximately $1.3 billion available for future purchases under our common stock repurchase program at June 30, 2022. The repurchase program was further increased from $2.0 billion to $4.0 billion in July 2022.

•Repurchased an aggregate of $337 million in principal amount of our outstanding senior notes with cash on hand.

•Our cash operating costs for the second quarter of 2022 were $12.24 per BOE, including lease operating expenses of $4.59 per BOE, cash general and administrative expenses of $0.75 per BOE and production and ad valorem taxes and gathering and transportation expenses of $6.90 per BOE.

•Our average production was 380.5 MBOE/d during the second quarter of 2022.

•Drilled 43 gross horizontal wells in the Midland Basin and 9 gross horizontal wells in the Delaware Basin, and turned 62 gross operated horizontal wells (56 in the Midland Basin and 6 in the Delaware Basin) to production.

• Incurred capital expenditures, excluding acquisitions, of $468 million during the second quarter of 2022.

See Part II, Item 1A. Risk Factors in this report for discussion of the potential risks of climate change and related litigation on our financial condition, results of operations or cash flows.

Commodity Prices and Inflation

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Regional and worldwide economic activity, extreme weather conditions and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. During 2021 and the first half of 2022, the posted NYMEX WTI price for crude oil ranged from $47.62 to $123.70 per Bbl, and the NYMEX Henry Hub price of natural gas ranged from $2.45 to $9.32 per MMBtu, with seven-year highs reached in 2022. The war in Ukraine, the COVID-19 pandemic, and recent measures to combat inflation have continued to contribute to economic and pricing volatility during 2022. Although the impact of inflation on our business has been insignificant in prior periods, inflation in the U.S. has been rising at its fastest rate in over 40 years, creating inflationary pressure on the cost of services, equipment and other goods in the energy industry and other sectors, which is contributing to labor and materials shortages across the supply-chain. Additionally, OPEC and its non-OPEC allies, known collectively as OPEC+, continues to meet regularly to evaluate the state of global oil supply, demand and inventory levels, and has planned production increases throughout 2022, however such increases cannot be guaranteed. As such, pricing may remain volatile during the second half of 2022.

Rattler Merger

On May 15, 2022, we entered into the Merger Agreement with Rattler, Rattler Midstream GP LLC, the General Partner, and Merger Sub. The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, at the effective time of the Rattler Merger, (i) Merger Sub will be merged with and into Rattler, with Rattler surviving and continuing as the surviving entity in the merger and (ii) each issued and outstanding publicly held common unit representing a limited partner interest in Rattler (other than any common units owned by the Company and its subsidiaries) will be converted into the right to receive 0.113 of a share of common stock, par value $0.01 per share, of the Company. The Merger Agreement also specifies the treatment of outstanding Rattler equity awards in connection with the Merger. Our board of directors and the board of directors of Rattler’s General Partner (acting upon the recommendation of its conflicts committee) unanimously approved the merger. We and Rattler expect that the Rattler Merger will close, subject to certain conditions, reasonably promptly following the distribution payment date for the second quarter 2022 distribution to Rattler’s unitholders reported by Rattler.

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

As of June 30, 2022, we had approximately 448,859 net acres, which primarily consisted of approximately 267,634 net acres in the Midland Basin and 153,166 net acres in the Delaware Basin.

The following table sets forth the total number of operated horizontal wells drilled and completed during the second quarter of 2022:

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
	Drilled		Completed(1)		Drilled		Completed(2)
Area	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Midland Basin	43	39	56	52	90	85	110	102
Delaware Basin	9	9	6	6	23	22	21	19
Total	52	48	62	58	113	107	131	121
(1)The average lateral length for the wells completed during the second quarter of 2022 was 10,444 feet. Operated completions during the second quarter of 2022 consisted of 20 Wolfcamp A wells, 15 Lower Spraberry wells, 13 Wolfcamp B wells, seven Jo Mill wells, five Middle Spraberry wells and two Second Bone Spring wells.
(2)The average lateral length for the wells completed during the first six months of 2022 was 10,030 feet. Operated completions during the first six months of 2022 consisted of 35 Wolfcamp A wells, 34 Lower Spraberry wells, 19 Jo Mill wells, 19 Wolfcamp B wells, 14 Middle Spraberry wells, eight Second Bone Spring wells, one Third Bone Spring well and one Barnett well.

As of June 30, 2022, we operated the following wells:

	As of June 30, 2022
	Vertical Wells		Horizontal Wells		Total
Area	Gross	Net	Gross	Net	Gross	Net
Midland Basin	2,216	2,075	1,857	1,728	4,073	3,803
Delaware Basin	47	42	710	662	757	704
Total	2,263	2,117	2,567	2,390	4,830	4,507

As of June 30, 2022, we held interests in 11,382 gross (4,619 net) wells, including wells that we do not operate.

Midstream Operations

In our midstream operations segment, Rattler’s crude oil infrastructure assets consist of gathering pipelines and metering facilities, which collectively gather crude oil for its customers. Rattler’s facilities gather crude oil from horizontal and vertical wells in our ReWard, Spanish Trail, Pecos and Fivestones areas within the Permian Basin. Rattler’s water sourcing and distribution assets consist of water wells, hydraulic fracturing pits, pipelines and water treatment and recycling facilities, which collectively gather and distribute water from Permian Basin aquifers to the drilling and completion sites through buried pipelines and temporary surface pipelines. Rattler’s gathering and disposal system spans approximately 609 miles and consists of gathering pipelines along with produced water disposal wells and facilities which collectively gather and dispose of produced water from operations throughout our Permian Basin acreage.

We have entered into multiple fee-based commercial agreements with Rattler, each with an initial term ending in 2034, utilizing Rattler’s infrastructure assets or its planned infrastructure assets to provide an array of essential services critical to our upstream operations in the Delaware and Midland Basins. Our agreements with Rattler include substantial acreage dedications.

The midstream operations segment’s revenues and operating expenses were not significant to our condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021. See Note 16—Segment Information of the condensed notes to the consolidated financial statements included elsewhere in this report for financial information related to our midstream operations.

Comparison of the Three Months Ended June 30, 2022 and March 31, 2022

As noted in “—Recent Developments,” the markets for oil and natural gas are highly volatile and are influenced by a number of factors which can lead to significant changes in our results of operations and management’s operational strategy on a quarterly basis. Accordingly, our results of operations discussion focuses on a comparison of the current quarter’s results of operations with those of the immediately preceding quarter. We believe our discussion provides investors with a more meaningful analysis of material operational and financial changes which occurred during the quarter based on current market and operational trends.

Results of Operations

The following table sets forth selected operating data for the three months ended June 30, 2022 and March 31, 2022:

	Three Months Ended
	June 30, 2022	March 31, 2022
Revenues (In millions):
Oil sales	$2,189	$1,946
Natural gas sales	264	154
Natural gas liquid sales	299	289
Total oil, natural gas and natural gas liquid revenues	$2,752	$2,389

Production Data:
Oil (MBbls)	20,120	20,055
Natural gas (MMcf)	42,912	42,645
Natural gas liquids (MBbls)	7,349	7,161
Combined volumes (MBOE)(1)	34,621	34,324

Daily oil volumes (BO/d)	221,099	222,833
Daily combined volumes (BOE/d)	380,451	381,378

Average Prices:
Oil ($ per Bbl)	$108.80	$97.03
Natural gas ($ per Mcf)	$6.15	$3.61
Natural gas liquids ($ per Bbl)	$40.69	$40.36
Combined ($ per BOE)	$79.49	$69.60

Oil, hedged ($ per Bbl)(2)	$97.32	$83.47
Natural gas, hedged ($ per Mcf)(2)	$4.40	$3.31
Natural gas liquids, hedged ($ per Bbl)(2)	$40.69	$40.36
Average price, hedged ($ per BOE)(2)	$70.65	$61.30
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables provide information on the mix of our production for the three months ended June 30, 2022 and March 31, 2022:

	Three Months Ended
	June 30, 2022	March 31, 2022
Oil (MBbls)	58%	58%
Natural gas (MMcf)	21%	21%
Natural gas liquids (MBbls)	21%	21%
	100%	100%

	Three Months Ended June 30, 2022				Three Months Ended March 31, 2022
	Midland Basin	Delaware Basin	Other(1)	Total	Midland Basin	Delaware Basin	Other(2)	Total
Production Data:
Oil (MBbls)	14,713	5,378	29	20,120	13,921	6,101	33	20,055
Natural gas (MMcf)	28,539	14,257	116	42,912	26,873	15,681	91	42,645
Natural gas liquids (MBbls)	5,123	2,213	13	7,349	4,750	2,390	21	7,161
Total (MBoe)	24,593	9,967	61	34,621	23,150	11,105	69	34,324
(1)Includes the Eagle Ford Shale and Rockies.
(2)Includes the Eagle Ford Shale and Rockies.

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the second quarter of 2022 increased by $363 million, or 15%, to $2.8 billion from $2.4 billion during the first quarter of 2022. Higher average oil prices, and to a lesser extent natural gas liquids prices, contributed $348 million of the total increase.

Higher commodity prices in the second quarter of 2022 compared to the first quarter of 2022 primarily reflect the continued increase in demand compared to supply for oil due to macroeconomic factors such as the war in Ukraine as discussed in “—Recent Developments” above. The increase in production resulted primarily from having one additional day of production in the second quarter of 2022 compared to the first quarter of 2022.

Other Revenues. The following table shows other insignificant revenues for the three months ended June 30, 2022 and March 31, 2022:

	Three Months Ended
	June 30, 2022	March 31, 2022
	(In millions)
Midstream services	$14	$17
Other operating income	$2	$2

Lease Operating Expenses. The following table shows lease operating expenses for the three months ended June 30, 2022 and March 31, 2022:

	Three Months Ended
	June 30, 2022		March 31, 2022
	Amount	Per BOE	Amount	Per BOE
	(In millions, except per BOE amounts)
Lease operating expenses	$159	$4.59	$149	$4.34

Lease operating expenses increased by $10 million, or $0.25 on a per BOE basis for the second quarter of 2022 compared to the first quarter of 2022, primarily due to service cost inflation.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the three months ended June 30, 2022 and March 31, 2022:

	Three Months Ended
	June 30, 2022		March 31, 2022
	Amount	Per BOE	Amount	Per BOE
	(In millions, except per BOE amounts)
Production taxes	$139	$4.01	$120	$3.50
Ad valorem taxes	39	1.13	41	1.19
Total production and ad valorem expense	$178	$5.14	$161	$4.69

Production taxes as a % of oil, natural gas, and natural gas liquids revenue	5.1%		5.0%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of production revenues for the second quarter of 2022 remained consistent with the first quarter of 2022.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices, which were adjusted upward during the first quarter of 2022 based on the recovery in commodity prices during 2021 as compared to 2020. For the second quarter of 2022, ad valorem taxes remained relatively consistent with the first quarter of 2022.

Gathering and Transportation Expense. The following table shows gathering and transportation expense for the three months ended June 30, 2022 and March 31, 2022:

	Three Months Ended
	June 30, 2022		March 31, 2022
	Amount	Per BOE	Amount	Per BOE
	(In millions, except per BOE amounts)
Gathering and transportation expense	$61	$1.76	$59	$1.72

Gathering and transportation expenses remained relatively consistent in total and on a per BOE basis for the second quarter of 2022 compared to the first quarter of 2022.

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the three months ended June 30, 2022 and March 31, 2022:

	Three Months Ended
	June 30, 2022	March 31, 2022
	(In millions, except BOE amounts)
Depletion of proved oil and natural gas properties	$306	$286
Depreciation of midstream assets	15	20
Depreciation of other property and equipment	3	4
Other amortization	3	—
Asset retirement obligation accretion	3	3
Depreciation, depletion, amortization and accretion expense	$330	$313
Oil and natural gas properties depletion rate per BOE	$8.84	$8.33

The increase in depletion of proved oil and natural gas properties of $20 million for the second quarter of 2022 as compared to the first quarter of 2022 resulted largely from an increase in the average depletion rate, which was primarily attributable to higher value leasehold being transferred into the amortization base during the second quarter of 2022.

General and Administrative Expenses. The following table shows general and administrative expenses for the three months ended June 30, 2022 and March 31, 2022:

	Three Months Ended
	June 30, 2022		March 31, 2022
	Amount	Per BOE	Amount	Per BOE
	(In millions, except per BOE amounts)
General and administrative expenses	$26	$0.75	$21	$0.61
Non-cash stock-based compensation	13	0.38	15	0.44
Total general and administrative expenses	$39	$1.13	$36	$1.05

The increase in general and administrative expenses for the second quarter of 2022 compared to the first quarter of 2022 was largely due to a $2 million increase in charitable donations during the second quarter of 2022.

Other Operating Costs and Expenses. The following table shows other insignificant operating costs and expenses for the three months ended June 30, 2022 and March 31, 2022:

	Three Months Ended
	June 30, 2022	March 31, 2022
	(In millions)
Midstream services expenses	$23	$22
Other operating expenses	$—	$8

Net Interest Expense. The following table shows the components of net interest expense for the three months ended June 30, 2022 and March 31, 2022:

	Three Months Ended
	June 30, 2022	March 31, 2022
	(In millions)
Revolving credit agreements	$6	$4
Senior notes	54	61
Amortization of debt issuance costs and discounts	7	5
Other	2	1
Capitalized interest	(30)	(31)
Interest expense, net	$39	$40

Total interest expense, net was consistent between the second quarter and first quarter of 2022. The components of interest expense reflect a decrease of $7 million in interest expense for our senior notes due to redemptions and repurchases of approximately $1.9 billion in principal in first and second quarters of 2022, partially offset by interest expense incurred on the March 2022 Notes. See Note 7—Debt of the condensed notes to the consolidated financial statements included elsewhere in this report for further details regarding outstanding borrowings and interest expense.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the three months ended June 30, 2022 and March 31, 2022:

	Three Months Ended
	June 30, 2022	March 31, 2022
	(In millions)
Gain (loss) on derivative instruments, net	$(101)	$(552)
Net cash received (paid) on settlements(1)	$(300)	$(420)
(1)The three months ended June 30, 2022 includes $6 million in realized settlements related to interest rate swaps. The three months ended March 31, 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $135 million.

We have not designated our commodity derivative instruments as hedges for accounting purposes. As a result, we mark our commodity derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in earnings.

Certain of our interest rate swaps were designated as fair value hedges for accounting purposes, but were fully dedesignated at management’s election in the second quarter of 2022. After dedesignation, gains and losses due to settlements and changes in the fair value of the interest rate swaps are recognized in earnings in the caption “Gain (loss) on derivative instruments, net” on the condensed consolidated statements of operations. See Note 11—Derivatives of the condensed notes to the consolidated financial statements included elsewhere in this report for further details regarding our derivative instruments

Other Income (Expense). The following table shows other income and expenses for the three months ended June 30, 2022 and March 31, 2022:

	Three Months Ended
	June 30, 2022	March 31, 2022
	(In millions)
Other income (expense), net	$1	$1
Gain (loss) on extinguishment of debt	$(4)	$(54)
Income (loss) from equity investments	$28	$9

Gain (loss) on extinguishment of debt reflects the difference between the carrying value and reacquisition price for the repurchases of various senior notes in the second quarter of 2022 and the redemptions of our 4.750% 2025 Senior Notes and 2.875% 2024 Senior Notes in the first quarter of 2022. See Note 7—Debt of the condensed notes to the consolidated financial statements included elsewhere in this report for further details regarding gain (loss) on extinguishment of debt.

The increase in income from our equity investments primarily reflects higher capacity utilization and price realizations for our midstream investees in the second quarter of 2022 compared to the first quarter of 2022.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the three months ended June 30, 2022 and March 31, 2022:

	Three Months Ended
	June 30, 2022	March 31, 2022
	(In millions)
Provision for (benefit from) income taxes	$402	$221

The change in our income tax provision for the second quarter of 2022 compared to the first quarter of 2022 was primarily due to the increase in pre-tax income between the periods which resulted primarily from the changes in gain (loss) on derivatives and revenues from oil, natural gas and natural gas liquids discussed above. See Note 10—Income Taxes for further discussion of our income tax expense.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table sets forth selected operating data for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Revenues (In millions):
Oil sales	$4,135	$2,339
Natural gas sales	418	211
Natural gas liquid sales	588	289
Total oil, natural gas and natural gas liquid revenues	$5,141	$2,839

Production Data:
Oil (MBbls)	40,175	38,645
Natural gas (MMcf)	85,557	78,615
Natural gas liquids (MBbls)	14,510	12,452
Combined volumes (MBOE)(1)	68,945	64,200

Daily oil volumes (BO/d)	221,961	213,508
Daily combined volumes (BOE/d)	380,912	354,696

Average Prices:
Oil ($ per Bbl)	$102.92	$60.53
Natural gas ($ per Mcf)	$4.89	$2.68
Natural gas liquids ($ per Bbl)	$40.52	$23.21
Combined ($ per BOE)	$74.57	$44.22

Oil, hedged ($ per Bbl)(2)	$90.40	$48.54
Natural gas, hedged ($ per Mcf)(2)	$3.86	$2.18
Natural gas liquids, hedged ($ per Bbl)(2)	$40.52	$23.05
Average price, hedged ($ per BOE)(2)	$65.99	$36.36
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables set forth the mix of our production data by product and basin for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Oil (MBbls)	58%	60%
Natural gas (MMcf)	21%	21%
Natural gas liquids (MBbls)	21%	19%
	100%	100%

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	Midland Basin	Delaware Basin	Other(1)	Total	Midland Basin	Delaware Basin	Other(2)	Total
Production Data:
Oil (MBbls)	28,634	11,479	62	40,175	23,800	12,827	2,018	38,645
Natural gas (MMcf)	55,412	29,938	207	85,557	43,576	31,293	3,746	78,615
Natural gas liquids (MBbls)	9,873	4,603	34	14,510	7,599	4,137	716	12,452
Total (MBoe)	47,742	21,072	131	68,945	38,662	22,180	3,358	64,200
(1)Includes the Eagle Ford Shale and Rockies.
(2)Includes the Eagle Ford Shale, Rockies and High Plains.

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the six months ended June 30, 2022 increased by $2.3 billion, or 81%, to $5.1 billion from $2.8 billion during the six months ended June 30, 2021. Higher average oil prices, and to a lesser extent natural gas and natural gas liquids prices, contributed $2.1 billion of the total increase. The remainder of the overall change is due to a 7% increase in combined volumes sold.

Higher commodity prices during the six months ended June 30, 2022 compared to the same period in 2021 primarily reflect the increase in demand for oil due to economic recovery from the COVID-19 pandemic and other macroeconomic factors such as the war in Ukraine as discussed in “—Recent Developments” above. The increase in production for the six months ended June 30, 2022 compared to the same period in 2021 resulted primarily from recognizing six months of production in the current period associated with production from the Guidon Acquisition and QEP Merger, which occurred late in the first quarter 2021, and new well additions between periods.

Other Revenues. The following table shows the other insignificant revenues for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Midstream services	$31	$23
Other operating income	$4	$3

Lease Operating Expenses. The following table shows lease operating expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022		2021
	Amount	Per BOE	Amount	Per BOE
	(In millions, except per BOE amounts)
Lease operating expenses	$308	$4.47	$259	$4.03
Lease operating expenses increased by $49 million, or $0.44 per BOE for the six months ended June 30, 2022 compared to the same period in 2021. Approximately $15 million of this increase is due to production and operating expenses incurred on wells acquired in the Guidon Acquisition and the QEP Merger in the first quarter of 2021, including certain properties in the Williston Basin that were divested in the fourth quarter of 2021. These properties, on average, have higher lease operating expenses per BOE than our historical properties. The remainder of the increase is attributable to service cost inflation. As a result of inflationary pressures, we have increased the expected range for our total lease operating expenses in 2022 to between $614 million and $694 million.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022		2021
	Amount	Per BOE	Amount	Per BOE
	(In millions, except per BOE amounts)
Production taxes	$259	$3.76	$147	$2.29
Ad valorem taxes	80	1.16	33	0.51
Total production and ad valorem expense	$339	$4.92	$180	$2.80

Production taxes as a % of oil, natural gas, and natural gas liquids revenue	5.0%		5.2%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of production revenues remained consistent for the six months ended June 30, 2022 compared to the same period in 2021.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes for the six months ended June 30, 2022 as compared to the same period in 2021 increased by $47 million primarily due to higher overall valuations resulting from an increase in commodity prices between valuation periods.

Gathering and Transportation Expense. The following table shows gathering and transportation expense for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022		2021
	Amount	Per BOE	Amount	Per BOE
	(In millions, except per BOE amounts)
Gathering and transportation expense	$120	$1.74	$87	$1.36

The increase in gathering and transportation expenses for the six months ended June 30, 2022 compared to the same period in 2021 is primarily attributable to the increase in production between periods, as well as an overall increase in the cost per BOE. On a per BOE basis, several individually insignificant factors contributed to the overall increase including higher third-party gas gathering expenses incurred after the sale of certain gas gathering assets during the fourth quarter of 2021, production added from the QEP Merger which has higher average gathering and transportation costs per BOE than our historical properties and annual contractual rate escalations.

We expect gathering and transportation expenses to range from approximately $232 to $250 million in 2022.

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(In millions, except BOE amounts)
Depletion of proved oil and natural gas properties	$592	$575
Depreciation of midstream assets	35	26
Depreciation of other property and equipment	7	8
Other amortization	3	—
Asset retirement obligation accretion	6	5
Depreciation, depletion, amortization and accretion expense	$643	$614
Oil and natural gas properties depletion rate per BOE	$8.59	$8.96

The increase in depletion of proved oil and natural gas properties of $17 million for the six months ended June 30, 2022 as compared to the same period in 2021 resulted largely from higher production volumes partially offset by a lower average depletion rate. The decline in rate resulted primarily from higher SEC prices utilized in the reserve calculations in the 2022 period, lengthening the economic life of the reserve base and resulting in higher projected remaining reserve volumes on our wells.

Impairment of Oil and Natural Gas Properties. No impairment expense was recorded for the six months ended June 30, 2022. In connection with the QEP Merger and the Guidon Acquisition in the first quarter of 2021, we recorded the oil and natural gas properties acquired at fair value. Pursuant to SEC guidance, we determined the fair value of the properties acquired in the QEP Merger and the Guidon Acquisition clearly exceeded the related full cost ceiling limitation beyond a reasonable doubt. As such, we requested and received a waiver from the SEC to exclude the acquired properties from the first quarter 2021 ceiling test calculation. As a result, no impairment expense related to the QEP Merger and the Guidon Acquisition was recorded for the three months ended March 31, 2021. Had we not received the waiver from the SEC, an impairment charge of approximately $1.1 billion would have been recorded during the six months ended June 30, 2021.

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

General and Administrative Expenses. The following table shows general and administrative expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022		2021
	Amount	Per BOE	Amount	Per BOE
	(In millions, except per BOE amounts)
General and administrative expenses	$47	$0.68	$38	$0.59
Non-cash stock-based compensation	28	0.41	23	0.36
Total general and administrative expenses	$75	$1.09	$61	$0.95

The increase in general and administrative expenses for the six months ended June 30, 2022 compared to the same period in 2021 was due primarily to higher compensation costs resulting from growth in our headcount and an increase in salary and benefits costs in the current year. Additionally, equity compensation increased by $5 million for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to a higher grant-date fair value for performance stock units issued in the first quarter of 2022 and the accelerated vesting of restricted stock held by transitional employees related to the QEP Merger.

Merger and Integration Expense. The following tables shows merger and integration expense for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Merger and integration expenses	$—	$77

Total merger and integration expense for the six months ended June 30, 2021 includes $68 million in costs incurred for the QEP Merger and $9 million in costs incurred for the Guidon Acquisition. The QEP Merger related expenses primarily consisted of $38 million in severance costs and $30 million in banking, legal and advisory fees, and the Guidon Acquisition related expenses consisted primarily of advisory and legal fees. See Note 4—Acquisitions and Divestitures of the condensed notes to the consolidated financial statements included elsewhere in this report for further details regarding the QEP Merger and the Guidon Acquisition.

Other Operating Costs and Expenses. The following table shows the other insignificant operating costs and expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Midstream services expenses	$45	$51
Other operating expenses	$8	$10

Net Interest Expense. The following table shows the components of net interest expense for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Revolving credit agreements	$10	$5
Senior notes	115	131
Amortization of debt issuance costs and discounts	12	8
Other	3	4
Capitalized interest	(61)	(35)
Interest expense, net	$79	$113

The decrease in net interest expense for the six months ended June 30, 2022 compared to the same period in 2021, primarily reflects (i) a decrease in interest expense on our senior notes due largely to redemptions and repurchases of principal between the periods, and (ii) an increase in capitalized interest costs. See Note 7—Debt of the condensed notes to the consolidated financial statements included elsewhere in this report for further details regarding outstanding borrowings.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Gain (loss) on derivative instruments, net(1)	$(653)	$(661)
Net cash received (paid) on settlements(2)	$(720)	$(425)
(1)The six months ended June 30, 2022 includes $6 million in losses related to interest rate swaps.
(2)The six months ended June 30, 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $135 million. The six months ended June 30, 2021 includes cash received on interest rate swap contracts terminated prior to their contractual maturity of $80 million.

We have not designated our commodity derivative instruments as hedges for accounting purposes. As a result, we mark our derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in our condensed consolidated statements of operations under the line item captioned “Gain (loss) on derivative instruments, net.” See Note 11—Derivatives of the condensed notes to the consolidated financial statements included elsewhere in this report for further details regarding our derivative instruments.

Other Income (Expense). The following table shows other income and expenses for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Other income (expense), net	$2	$(6)
Gain (loss) on extinguishment of debt	$(58)	$(61)
Income (loss) from equity investments	$37	$2

Gain (loss) on extinguishment of debt reflects the difference between the carrying value and reacquisition price for the repurchases and redemptions of various senior notes during the 2022 and 2021 periods. See Note 7—Debt of the condensed notes to the consolidated financial statements included elsewhere in this report for further details regarding gain (loss) on extinguishment of debt.

The increase in income from our equity investments primarily reflects higher capacity utilization and price realizations for our midstream investees in the second quarter of 2022 compared to the first quarter of 2022, as well as $19 million in income from Rattler’s investment in an interconnected gas gathering system in the Midland Basin, which was acquired in the fourth quarter of 2021.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Provision for (benefit from) income taxes	$623	$159

The change in our income tax provision for the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to the increase in pre-tax income which resulted largely from the changes in revenues from oil, natural gas and natural gas liquids, gain (loss) on derivatives and other expenses discussed above. See Note 10—Income Taxes of the condensed notes to the consolidated financial statements included elsewhere in this report for further discussion of our income tax expense.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

Historically, our primary sources of liquidity include cash flows from operations, proceeds from our public equity offerings, borrowings under our revolving credit facility, proceeds from the issuance of senior notes and sales of non-core assets. Our primary uses of capital have been for the acquisition, development and exploration of oil and natural gas properties. At June 30, 2022, we had approximately $1.6 billion of liquidity consisting of $21 million in standalone cash and cash equivalents and $1.6 billion available under our credit facility. As discussed below, our capital budget for 2022 is $1.82 billion to $1.90 billion. In July 2022, we fully redeemed the principal amounts of $25 million and $20 million of our 5.375% Notes due 2022 and 7.320% Medium-term Notes due 2022, respectively, and have an additional $10 million of senior notes maturing in the next 12 months.

Our working capital requirements are supported by our cash and cash equivalents and our credit facility. We may draw on our revolving credit facility to meet short-term cash requirements, or issue debt or equity securities as part of our longer-term liquidity and capital management program. Because of the alternatives available to us as discussed above, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements including our capital spending programs, dividend payments, debt service obligations, debt maturities, repurchases of equity or debt securities and other amounts that may ultimately be paid in connection with contingencies.

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

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow and equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future ability to grow proved reserves and production will be highly dependent on the capital resources available to us. Continued prolonged volatility in the capital, financial and/or credit markets due to the war in Ukraine, the COVID-19 pandemic, and/or other adverse macroeconomic conditions may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all. Although the Company expects that its sources of funding will be adequate to fund its short-term and long-term liquidity requirements, we cannot assure you the needed capital will be available on acceptable terms or at all.

Cash Flow

Our cash flows for the six months ended June 30, 2022 and 2021 are presented below:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Net cash provided by (used in) operating activities	$2,959	$1,578
Net cash provided by (used in) investing activities	(1,232)	(898)
Net cash provided by (used in) financing activities	(2,340)	(392)
Net increase (decrease) in cash	$(613)	$288

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

The increase in operating cash flows for the six months ended June 30, 2022 compared to the same period in 2021 primarily resulted from an additional $2.3 billion in total revenue, which was partially offset by (i) a change of $462 million in cash paid for taxes due to making payments of $362 million in 2022 compared to receiving a refund of $100 million in federal taxes under the 2020 CARES act in 2021, (ii) an increase in our cash operating expenses of approximately $165 million primarily due to costs incurred for the properties acquired in the QEP Merger and the Guidon Acquisition, (iii) $236 million due to making net cash payments of $720 million on our derivative contracts in 2022 compared to net cash payments of $484 million on our derivative contracts in 2021, and (iv) fluctuations in other working capital balances due primarily to the timing of when collections are made on accounts receivable and payments are made on accounts payable and accrued liabilities. See “—Results of Operations” for discussion of significant changes in our revenues and expenses.

Investing Activities

The majority of our net cash used for investing activities during the six months ended June 30, 2022 and 2021 was for drilling and completion costs in conjunction with our development program as well as the purchase of oil and gas properties which are discussed further in Note 4—Acquisitions and Divestitures of the condensed notes to the consolidated financial statements included elsewhere in this report.

Capital Expenditure Activities

Our capital expenditures excluding acquisitions and equity method investments (on a cash basis) were as follows for the specified period:

	Six Months Ended June 30,
	2022	2021
	(In millions)
Drilling, completions and non-operated additions to oil and natural gas properties(1)	$781	$623
Infrastructure additions to oil and natural gas properties	82	22
Additions to midstream assets	42	17
Total	$905	$662
(1) See “—Recent Developments - Upstream Segment” above for additional detail on wells drilled and turned to production during the three and six months ended June 30, 2022 and 2021.

Financing Activities

During the six months ended June 30, 2022, net cash used in financing activities was primarily attributable to (i) $1.9 billion paid for the repurchase and redemption of principal outstanding on certain senior notes as discussed in “—2022 Debt Transactions” below, as well as $49 million of additional premiums paid in connection with the redemptions, (ii) $648 million of dividends paid to stockholders, (iii) $110 million in distributions to non-controlling interests, (iv) $381 million of repurchases as part of the share and unit repurchase programs, and (v) $16 million of repayments under credit facilities, net of borrowings. These cash outflows were partially offset by $750 million in proceeds from the March 2022 Notes.

Net cash used in financing activities for the six months ended June 30, 2021 was primarily attributable to (i) $2.1 billion paid for the repurchase of principal outstanding on certain senior notes as well as $166 million of additional premiums paid in connection with the repurchases, (ii) $140 million of dividends paid to stockholders, (iii) $119 million of repayments under our credit facilities, net of borrowings, (iv) $41 million in distributions to non-controlling interest and (v) $36 million of unit repurchases as part of the Viper and Rattler unit repurchase programs. These cash outflows were partially offset by $2.2 billion in proceeds from the March 2021 Notes and $59 million in net cash receipts from the early settlement of interest rate swaps and commodity derivative contracts that contained an other-than-insignificant financing element.

Capital Resources

Revolving Credit Facilities and Other Debt Instruments

As of June 30, 2022, our debt, including the debt of Viper and Rattler, consists of approximately $5.1 billion in aggregate outstanding principal amount of senior notes, $515 million in aggregate outstanding borrowings under revolving credit facilities and $41 million in outstanding amounts due under our DrillCo Agreement.

As of June 30, 2022, the maximum credit amount available under our credit agreement was $1.6 billion, with $33 million in outstanding borrowings and approximately $1.6 billion available for future borrowings. As of June 30, 2022, there was an aggregate of $3 million in outstanding letters of credit, which reduce available borrowings under our credit agreement on a dollar for dollar basis. During the second quarter of 2022, we extended the maturity date on our credit agreement by one year to June 2, 2027, and may further extend it by two one-year extensions pursuant to the terms set forth in the credit agreement.

Viper’s Credit Agreement

The Viper credit agreement, as amended to date, matures on June 2, 2025 and provides for a revolving credit facility in the maximum credit amount of $2.0 billion, with a borrowing base of $580 million as of June 30, 2022, although Viper LLC had elected a commitment amount of $500 million, based on Viper LLC’s oil and natural gas reserves and other factors. As of June 30, 2022, there were $250 million of outstanding borrowings and $250 million available for future borrowings under the Viper credit agreement.

Rattler’s Credit Agreement

The Rattler credit agreement, as amended to date, matures on May 28, 2024 and provides for a revolving credit facility in the maximum credit amount of $600 million, which is expandable to $1.0 billion upon Rattler’s election, subject to obtaining additional lender commitments and satisfaction of customary conditions. As of June 30, 2022, there were $232 million of outstanding borrowings and $368 million available for future borrowings under the Rattler credit agreement.
2022 Debt Transactions

On March 17, 2022, we issued $750 million in aggregate principal amount of March 2022 Notes for net proceeds of $739 million, which were used to fund, together with cash on hand, the redemption of all of our outstanding 4.750% Senior Notes due 2025 and 2.875% Senior Notes due 2024 in the aggregate principal amount of $1.5 billion. Interest on the March 2022 Notes is payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2022.

In the second quarter of 2022, we repurchased an aggregate of $337 million in various tranches of senior notes with cash on hand, and Viper repurchased $50 million of its 5.375% senior notes due 2027 with cash on hand and borrowings under the Viper credit agreement.

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

We are currently in compliance, and expect to continue to be in compliance, with all financial maintenance covenants in our debt instruments.

For additional discussion of our outstanding debt as of June 30, 2022, see Note 7—Debt of the condensed notes to the consolidated financial statements included elsewhere in this report.

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

2022 Capital Spending Plan

Our board of directors has approved a revised 2022 capital budget for drilling, midstream and infrastructure of approximately $1.82 billion to $1.90 billion. We estimate that, of these expenditures, approximately:

•$1.63 billion to $1.67 billion will be spent primarily on drilling 270 to 290 gross (248 to 267 net) horizontal wells and completing 260 to 280 gross (240 to 258 net) horizontal wells across our operated and non-operated leasehold acreage in the Northern Midland and Southern Delaware Basins, with an average lateral length of approximately 10,200 feet;

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

The amount and timing of our capital expenditures are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. We are currently operating 13 drilling rigs and 4 completion crews. We will continue monitoring commodity prices and overall market conditions and can adjust our rig cadence and our capital expenditure budget in response to changes in commodity prices and overall market conditions.

Dividends and Repurchases of Securities

In addition to our base dividend program, in the first quarter of 2022 we initiated a variable dividend strategy whereby we may pay a quarterly variable dividend based the prior quarter’s free cash flow remaining after the payment of the base dividend. Beginning in the third quarter of 2022, our board of directors approved an increase to this return of capital commitment to at least 75% of free cash flow, from the previous commitment of at least 50% of free cash flow. We have declared a base plus variable cash dividend for the second quarter of 2022 of $3.05 per share of common stock.

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

As of July 29, 2022, we have repurchased 8.3 million shares of our common stock for a total cost of $940 million since the inception of the repurchase program. On July 28, 2022, our board of directors approved an increase in our common stock repurchase program from $2.0 billion to $4.0 billion. We intend to continue to purchase shares under this repurchase program opportunistically with available funds primarily from cash flow from operations and liquidity events such as the sale of assets while maintaining sufficient liquidity to fund our capital expenditure programs. See Note 8—Stockholders' Equity and Earnings Per Share of the condensed notes to the consolidated financial statements included elsewhere in this report for further discussion of the repurchase program.

Income Taxes

We expect our cash tax rate to be 10% to 15% of pre-tax income for the year ended December 31, 2022. See Note 10—Income Taxes of the condensed notes to the consolidated financial statements included elsewhere in this report for further discussion of our income taxes.

Guarantor Financial Information

As of June 30, 2022, Diamondback E&P is the sole guarantor under the indentures governing the outstanding December 2019 Notes, the March 2021 Notes and the March 2022 Notes.

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

	June 30, 2022	December 31, 2021
Summarized Balance Sheets:	(In millions)
Assets:
Current assets	$851	$1,148
Property and equipment, net	$15,678	$14,778
Other noncurrent assets	$59	$55
Liabilities:
Current liabilities	$1,419	$1,221
Intercompany accounts payable, non-guarantor subsidiary	$1,899	$1,440
Long-term debt	$3,945	$5,093
Other noncurrent liabilities	$1,967	$1,549

Six Months Ended June 30, 2022
Summarized Statement of Operations:	(In millions)
Revenues	$4,028
Income (loss) from operations	$2,775
Net income (loss)	$1,449

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Our major market risk exposure in our exploration and production business is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years. Although demand and market prices for oil and natural gas have recently increased, we cannot predict events, including the outcome of the war in Ukraine or the COVID-19 pandemic, that may lead to future price volatility and the near term energy outlook remains subject to heightened levels of uncertainty. Further, the prices we receive for production depend on many other factors outside of our control.

We use derivatives, including swaps, basis swaps, roll swaps, costless collars, puts and basis puts, to reduce price volatility associated with certain of our oil and natural gas sales.

At June 30, 2022, we had a net liability derivative position of $96 million, related to our commodity price risk derivatives. Utilizing actual derivative contractual volumes under our commodity price derivatives as of June 30, 2022, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position by $63 million to $159 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability position by $55 million to $41 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument. For additional information on our open commodity derivative instruments at June 30, 2022, see Note 11—Derivatives included in the condensed notes to the consolidated financial statements included elsewhere in this Quarterly Report.

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

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are due to the concentration of receivables from the sale of our oil and natural gas production (approximately $961 million at June 30, 2022), and to a lesser extent, receivables resulting from joint interest receivables (approximately $76 million at June 30, 2022).

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facilities and changes in the fair value of our fixed rate debt. Outstanding borrowings under the credit agreement bear interest at a per annum rate elected by Diamondback E&P. At June 30, 2022, the applicable margin ranges from 0.125% to 1.000% per annum in the case of the alternate base rate, and from 1.125% to 2.000% per annum in the case of Adjusted Term SOFR, in each case based on the pricing level. The pricing level depends on certain rating agencies’ ratings of our long-term senior unsecure debt. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows. For additional information on our variable interest rate debt at June 30, 2022, see Note 7—Debt included in the condensed notes to the consolidated financial statements included elsewhere in this Quarterly Report.

Historically, we have at times used interest rates swaps to manage our exposure to (i) interest rate changes on our floating-rate date and (ii) fair value changes on our fixed rate debt. At June 30, 2022, we have interest rate swap agreements for a notional amount of $1.2 billion to manage the impact of changes to the fair value of our fixed rate senior notes due to changes in market interest rates through December 2029. We pay an average variable rate of interest for these swaps based on three month LIBOR plus 2.1865% and receive a fixed interest rate of 3.5% from our counterparties, At June 30, 2022, our receive-fixed, pay-variable interest rate swaps were in a net liability position of $139 million, and the weighted average variable rate was 2.94%. For additional information on our interest rate swaps, see Note 11—Derivatives included in the condensed notes to the consolidated financial statements included elsewhere in this Quarterly Report.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we have established disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As of June 30, 2022, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

We are a party to various routine legal proceedings, disputes and claims arising in the ordinary course of our business, including those that arise from interpretation of federal and state laws and regulations affecting the natural gas and crude oil industry, personal injury claims, title disputes, royalty disputes, contract claims, contamination claims relating to oil and natural gas exploration and development and environmental claims, including claims involving assets previously sold to third parties and no longer part of our current operations. While the ultimate outcome of the pending proceedings, disputes or claims, and any resulting impact on us, cannot be predicted with certainty, we believe that none of these matters, if ultimately decided adversely, will have a material adverse effect on our financial condition, results of operations or cash flows. See Note 14—Commitments and Contingencies included in the condensed notes to the consolidated financial statements included elsewhere in this Quarterly Report and Part II, Item 1A. Risk Factors for additional discussion of the potential risk of climate change-related litigation on our financial condition, results of operations or cash flows.

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

As of the date of this filing, we continue to be subject to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, Part II, Item 1A Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 5, 2022, and in subsequent filings we make with the SEC. Except as provided below, there have been no material changes in our risk factors from those described in such reports.

The Rattler Merger is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Rattler Merger, or significant delays in completing the Rattler Merger, could negatively affect our and Rattler’s future business and financial results and the trading prices of shares of our common stock and Rattler’s common units.

We and Rattler expect that the Rattler Merger will close reasonably promptly following the distribution payment date for the second quarter 2022 distribution to Rattler’s unitholders reported by Rattler. The completion of the Rattler Merger is subject to certain closing conditions, is not assured and is subject to risks. The Merger Agreement contains conditions, some of which are beyond our and Rattler’s control, that, if not satisfied or waived, may prevent, delay or otherwise result in the Rattler Merger not occurring.

In addition, if the Rattler Merger is not completed on or before December 31, 2022, either we or Rattler may choose not to proceed with the Rattler Merger by terminating the Merger Agreement, subject to certain limitations, and we and Rattler can mutually decide to terminate the Merger Agreement at any time prior to the effective time of the Rattler Merger. Further, either we or Rattler may elect to terminate the Merger Agreement in certain other circumstances specified in the Merger Agreement.

If the Rattler Merger is not completed, or if there are significant delays in completing the Rattler Merger, our or Rattler’s future business and financial results and the trading prices of shares of our common stock and Rattler’s common units could be negatively affected, and each of us will be subject to several risks, described in more detail in our Registration Statement on Form S-4, initially filed with the SEC on June 13, 2022, amended on July 21, 2022 and declared effective by the SEC on July 28, 2022, in connection with the Rattler Merger under the heading “Risk Factors—Risks Related to the Merger,” including the following:

•there may be negative reactions from the financial markets due to the fact that current prices of shares of our common stock and Rattler’s common units may reflect a market assumption that the Rattler Merger will be completed;

•the attention of our and Rattler’s respective management will have been diverted to the Rattler Merger rather than our and Rattler’s own operations and pursuit of other opportunities that could have been beneficial to our and Rattler’s respective businesses;

•we and Rattler will be required to pay our respective costs relating to the Rattler Merger, such as legal, accounting, financial advisory, filing fees, written consent costs, mailing and printing fees, whether or not the Rattler Merger is completed, and many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time;

•in connection with the termination of the Merger Agreement as a result of a material uncured breach by a party, the breaching party is obligated to reimburse the other party’s expenses, up to $3.5 million; and

•litigation related to any failure to complete the Rattler Merger or related to any enforcement proceeding commenced against us or Rattler to perform our respective obligations pursuant to the Merger Agreement can subject us and Rattler to the risks discussed in more detail below.

Rattler is currently, and each of Diamondback and Rattler may in the future be, a target of individual or class action securities or derivative lawsuits, which could result in substantial costs and may delay or prevent the closing of the Rattler Merger

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the relevant merger or seek monetary relief. Rattler is currently a defendant in a lawsuit relating to the Merger Agreement, and we and Rattler may in the future be defendants in litigation relating to the Merger Agreement and the Rattler Merger and, even if the pending or any future lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. We and Rattler cannot predict the outcome of any such lawsuits, nor can either company predict the amount of time and expense that would be required to resolve such litigation. An unfavorable resolution of any such litigation surrounding the Rattler Merger could delay or prevent its consummation. In addition, the costs of defending the litigation, even if resolved in our or Rattler’s favor, could be substantial, and such litigation could distract us and Rattler from pursuing the consummation of the Rattler Merger and other potentially beneficial business opportunities.

We and Rattler may incur substantial transaction-related costs in connection with the Rattler Merger. If the Rattler Merger does not occur, we and Rattler will not benefit from these costs.

We and Rattler expect to incur substantial expenses in connection with completing the Rattler Merger, including fees paid to legal, financial and accounting advisors, filing fees, written consent costs, mailing and printing costs. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.

The market value of our common stock could decline if large amounts of our common stock are sold following the Rattler Merger and the market value of our common stock could also decline as a result of issuances and sales of shares of our common stock other than in connection with the Rattler Merger.

Following completion of the Rattler Merger, the public holders of Rattler’s common units will no longer own such common units and instead will own interests in a combined company operating an expanded business with more assets and a different mix of liabilities. Our current stockholders and former public holders of Rattler’s common units may not wish to continue to invest in the combined company, or may wish to reduce their investment in the combined company, in order to comply with institutional investing guidelines, to increase diversification or to track any rebalancing of stock indices in which our common stock or Rattler’s common units are or were included. If, following the completion of the Rattler Merger, large amounts of our common stock are sold, the price for shares of our common stock could decline.

Furthermore, we cannot predict the effect that issuances and sales of our common stock, whether taking place before completion of the Rattler Merger (subject to the limitations of the Merger Agreement) or after completion of the Rattler Merger, including issuances and sales in connection with capital markets transactions, acquisition transactions or other transactions, may have on the market value of our common stock. The issuance and sale of substantial amounts of our common stock could adversely affect the market value of our common stock.

Transition risks relating to climate change may have a material and adverse effect on us.

Governmental and regulatory bodies, investors, consumers, industry and other stakeholders have been increasingly focused on climate change matters in recent years. This focus, together with changes in consumer and industrial/commercial behavior, preferences and attitudes with respect to the generation and consumption of energy, the use of hydrocarbons, and the use of products manufactured with, or powered by, hydrocarbons, may result in:

•the enactment of climate change-related regulations, policies and initiatives by governments, investors, and other companies, including alternative energy or “zero carbon” requirements and fuel or energy conservation measures;

•technological advances with respect to the generation, transmission, storage and consumption of energy (including advances in wind, solar and hydrogen power, as well as battery technology);

•increased availability of, and increased demand from consumers and industry for, energy sources other than oil and natural gas (including wind, solar, nuclear, and geothermal sources as well as electric vehicles); and

•development of, and increased demand from consumers and industry for, lower-emission products and services (including electric vehicles and renewable residential and commercial power supplies) as well as more efficient products and services.

Any of these developments, which relate to the transition from hydrocarbon energy sources to alternative energy sources and therefore to a lower-carbon economy, may reduce the demand for products manufactured with (or powered by) hydrocarbons and the demand for, and in turn the prices of, the oil and natural gas that we produce and sell, which would likely have a material and adverse impact on us. Please see the risk factor in our Annual Report on Form 10–K for the year ended December 31, 2021 titled “Market conditions for oil and natural gas, and particularly volatility in prices for oil and natural gas, have in the past adversely affected, and may in the future adversely affect, our revenue, cash flows, profitability, growth, production and the present value of our estimated reserves” for more information regarding the potential impact on us of reduced demand for oil and natural gas.

If any of these developments reduce the desirability of participating in the oilfield services, midstream or downstream portions of the oil and gas industry, then these developments may also reduce the availability to us of necessary third-party services and facilities that we rely on, which could increase our operational costs and adversely affect our ability to explore for, produce, transport and process oil and natural gas and successfully carry out our business and financial strategy. These developments could also reduce the number of customers willing to purchase the oil and natural gas we produce. Please see the risk factors in our Annual Report on Form 10–K for the year ended December 31, 2021 titled (i) “The unavailability, high cost or shortages of rigs, equipment, raw materials, supplies, oilfield services or personnel may restrict our operations” for more information regarding the effect on us of reduced availability of oilfield services, and (ii) “We depend upon several significant purchasers for the sale of most of our oil and natural gas production. The loss of one or more of these purchasers could, among other factors, limit our access to suitable markets for the oil and natural gas we produce” for more information regarding the potential impact on us of reduced availability of midstream or downstream customers for our oil and natural gas.

In addition to potentially reducing demand for our oil and natural gas and potentially reducing the availability of oilfield services and midstream and downstream customers, any of these developments may also create reputational risks associated with the exploration for, and production of, hydrocarbons, which may adversely affect the availability and cost to us of capital. For example, a number of prominent investors have publicly announced their intention to no longer invest in the oil and gas sector in response to concerns related to climate change, and other financial institutions and investors may decide to do likewise in the future. If financial institutions and other investors refuse to invest in or provide capital to the oil and gas sector in the future because of these reputational risks, that could result in capital being unavailable to us, or only at significantly increased cost. Please see the risk factor in our Annual Report on Form 10–K for the year ended December 31, 2021 titled “Our development and exploration operations and our ability to complete acquisitions require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms or at all, which could lead to a loss of properties and a decline in our oil and natural gas reserves” for more information regarding our need for capital and the potential impact on us of an increased cost of, or unavailability of, capital.

In addition, the enactment of climate change-related regulations, policies and initiatives may also result in increases in our compliance costs and other operating costs and have other adverse effects, such as a greater potential for governmental investigations or litigation. For further discussion regarding the risks to us of climate change-related regulations, policies and initiatives, please see the discussion in our Annual Report on Form 10–K for the year ended December 31, 2021 in the section entitled “Business—Regulation—Climate Change.” Please also see the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2021 titled “Our operations are subject to various governmental laws and regulations which require compliance that can be burdensome and expensive” and “Changes in environmental laws could increase our operating costs and adversely impact our business, financial condition and cash flows” for more information regarding the potential impact on us of increased environmental regulations.

Continuing political and social concerns relating to climate change may result in significant litigation and related expenses.

Increasing attention to global climate change has resulted in increased investor attention and an increased risk of public and private litigation, which could increase our costs or otherwise adversely affect us. For example, shareholder activism has recently been increasing in our industry, and shareholders may attempt to effect changes to our business or governance to deal with climate change-related issues, whether by shareholder proposals, public campaigns, proxy solicitations or otherwise, which may result in significant management distraction and potentially significant expense.

Additionally, cities, counties, and other governmental entities in several states in the U.S. have filed lawsuits against energy companies seeking damages allegedly associated with climate change. Similar lawsuits may be filed in other jurisdictions. If any such lawsuits were to be filed against us, we could incur substantial legal defense costs and, if any such litigation were adversely determined, we could incur substantial damages.

Any of these climate change-related litigation risks could result in unexpected costs, negative sentiments about our company, disruptions in our operations, and increases to our operating expenses, which in turn could have an adverse effect on our business, financial condition and results of operations.

Our producing properties are located in the Permian Basin of West Texas, making us vulnerable to risks (including weather-related risks) associated with operating in a single geographic area. In addition, we have a large amount of proved reserves attributable to a small number of producing horizons within this area.

Our producing properties are currently geographically concentrated in the Permian Basin of West Texas. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, availability of equipment, facilities, personnel or services market limitations or interruption of the processing or transportation of crude oil, natural gas or natural gas liquids, and extreme weather conditions, such as the severe winter storms in the Permian Basin in February 2021, and their adverse impact on production volumes, availability of electrical power, road accessibility and transportation facilities.

Extreme regional weather events may occur that can affect our suppliers or customers, which could adversely affect us. For example, a significant hurricane or similar weather event could damage refining and other oil and natural gas-related facilities on the Gulf Coast of Texas and Louisiana, which (if significant enough) could limit the availability of gathering and transportation facilities across Texas and could then cause production in the Permian Basin (including potentially our production) to be curtailed or shut in or (in the case of natural gas) flared. Further, any increase in flaring of our natural gas production due to weather-related events or otherwise could make it difficult for us to achieve our publicly-announced sustainability and emissions reduction targets, which could expose us to reputational risks and adversely impact our contractual and other business relationships. Any of the above-referenced events could have a material adverse effect on us. Likewise, a weather event like the severe winter storms in the Permian Basin in February 2021 could reduce the availability of electrical power, road accessibility, and transportation facilities, which could have an adverse impact on our production volumes (and therefore on our financial condition and results of operations).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common stock repurchase activity for the three months ended June 30, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)
	($ In millions, except per share amounts, shares in thousands)
April 1, 2022 - April 30, 2022	59	$120.01	59	$1,555
May 1, 2022 - May 31, 2022	1,908	$128.68	1,908	$1,310
June 1, 2022 - June 30, 2022	402	$123.64	402	$1,260
Total	2,369	$127.61	2,369
(1)The average price paid per share includes any commissions paid to repurchase stock.
(2)In September 2021, the Company’s board of directors authorized a $2.0 billion common stock repurchase program. On July 28, 2022, our board of directors approved an increase in our common stock repurchase program from $2.0 billion to $4.0 billion. The stock repurchase program has no time limit and may be suspended, modified, or discontinued by the board of directors at any time.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of May 15, 2022, by and among Diamondback Energy, Inc., Rattler Midstream GP LLC, Bacchus Merger Sub Company and Rattler Midstream LP (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on May 16, 2022

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on November 16, 2012).

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

10.1
Thirteenth Amendment to Second Amended and Restated Credit Agreement, dated as of June 2, 2022, between Diamondback Energy, Inc., as parent guarantor, Diamondback E&P LLC, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on June 7, 2022).

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

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

DIAMONDBACK ENERGY, INC.

Date:	August 3, 2022	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2022	/s/ Kaes Van’t Hof
Kaes Van’t Hof
Chief Financial Officer
(Principal Financial Officer)