Form 10-Q
period 2022-09-30
Diamondback Energy, Inc.
filed 2022-11-08
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 4, 2022, the registrant had 175,998,577 shares of common stock outstanding.

DIAMONDBACK ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and natural gas industry terms that are used in this Quarterly Report on Form 10-Q (this “report”):

Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BO	One barrel of crude oil.
BO/d	One BO per day.
BOE	One barrel of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	BOE per day.
British Thermal Unit or Btu	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
Gross acres or gross wells	The total acres or wells, as the case may be, in which a working interest is owned.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbl	One thousand barrels of crude oil and other liquid hydrocarbons.
MBOE	One thousand BOE.
MBOE/d	One thousand BOE per day.
Mcf	One thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	One million British Thermal Units.
MMcf	Million cubic feet of natural gas.
Net acres or net wells	The sum of the fractional working interest owned in gross acres.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Prospect	A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.
Proved reserves	The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.
Reserves	The estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves are not assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or crude oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development, which may be subject to expiration.
Working interest	An operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.
WTI	West Texas Intermediate.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms that are used in this report:

ASC	Accounting Standards Codification.
ASU	Accounting Standards Update.
December 2019 Notes	The Company’s 3.250% senior unsecured notes due 2026 and the Company’s 3.500% senior unsecured notes due 2029 issued under the IG Indenture and the related first supplemental indenture.
Equity Plan	The Company’s 2021 Amended and Restated Equity Incentive Plan.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board.
GAAP	Accounting principles generally accepted in the United States.
IG Indenture	The indenture, dated as of December 5, 2019, among the Company, the subsidiary guarantors party thereto and Wells Fargo, as the trustee, as supplemented by the supplemental indentures relating to the outstanding December 2019 Notes (defined above), the March 2021 Notes (defined below) and the March 2022 Notes (defined below).
LIBOR	The London interbank offered rate.
March 2021 Notes	The Company’s 0.900% Senior Notes due 2023, the Company’s 3.125% Senior Notes due 2031 and the Company’s 4.400% Senior Notes due 2051 issued under the IG Indenture and the related third supplemental indenture.
March 2022 Notes	The Company’s 4.250% Senior Notes due 2052, issued under the IG Indenture and the related third supplemental indenture.
NYMEX	New York Mercantile Exchange.
OPEC	Organization of the Petroleum Exporting Countries.
Rattler LLC	Rattler Midstream Operating LLC, a Delaware limited liability company and a subsidiary of Rattler.
SEC	United States Securities and Exchange Commission.
Senior Notes	The outstanding December 2019 Notes, the March 2021 Notes and the March 2022 Notes.
SOFR	The secured overnight financing rate.
TSR	Total stockholder return of the Company’s common stock.
Viper	Viper Energy Partners LP, a Delaware limited partnership.
Viper LLC	Viper Energy Partners LLC, a Delaware limited liability company and a subsidiary of Viper.
Wells Fargo	Wells Fargo Bank, National Association.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties, and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations (including drilling plans and capital plans); estimates and projections of revenues, losses, costs, expenses, returns, cash flow, and financial position; reserve estimates and our ability to replace or increase reserves; anticipated benefits of strategic transactions (including acquisitions and divestitures); and plans and objectives of management (including plans for future cash flow from operations and for executing environmental strategies) are forward-looking statements. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to the Company are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this report and detailed under Part II, Item 1A. Risk Factors in this report, Part II, Item 1A Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, Part II, Item 1A Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, and our Annual Report on Form 10–K for the year ended December 31, 2021 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of the Company and its consolidated subsidiaries.

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
•changes in general economic, business or industry conditions, including changes in foreign currency exchange rates, interest rates and inflation rates and concerns over a potential economic downturn or recession;
•regional supply and demand factors, including delays, curtailment delays or interruptions of production, or governmental orders, rules or regulations that impose production limits;
•federal and state legislative and regulatory initiatives relating to hydraulic fracturing, including the effect of existing and future laws and governmental regulations;
•physical and transition risks relating to climate change;
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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2022	2021
	(In millions, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$27	$654
Restricted cash	7	18
Accounts receivable:
Joint interest and other, net	115	72
Oil and natural gas sales, net	669	598
Inventories	59	62
Derivative instruments	98	13
Income tax receivable	2	1
Prepaid expenses and other current assets	54	28
Total current assets	1,031	1,446
Property and equipment:
Oil and natural gas properties, full cost method of accounting ($8,386 million and $8,496 million excluded from amortization at September 30, 2022 and December 31, 2021, respectively)	35,019	32,914
Other property, equipment and land	1,371	1,250
Accumulated depletion, depreciation, amortization and impairment	(14,487)	(13,545)
Property and equipment, net	21,903	20,619
Funds held in escrow	5	12
Equity method investments	674	613
Derivative instruments	11	4
Deferred income taxes, net	74	40
Investment in real estate, net	87	88
Other assets	58	76
Total assets	$23,843	$22,898

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets - (Continued)
(Unaudited)

	September 30,	December 31,
	2022	2021
Liabilities and Stockholders’ Equity	(In millions, except par values and share data)
Current liabilities:
Accounts payable - trade	$139	$36
Accrued capital expenditures	371	295
Current maturities of long-term debt	10	45
Other accrued liabilities	403	419
Revenues and royalties payable	634	452
Derivative instruments	90	174
Income taxes payable	31	17
Total current liabilities	1,678	1,438
Long-term debt	5,347	6,642
Derivative instruments	184	29
Asset retirement obligations	325	166
Deferred income taxes	1,737	1,338
Other long-term liabilities	14	40
Total liabilities	9,285	9,653
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; 400,000,000 shares authorized; 175,631,465 and 177,551,347 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	13,646	14,084
Retained earnings (accumulated deficit)	195	(1,998)
Total Diamondback Energy, Inc. stockholders’ equity	13,843	12,088
Non-controlling interest	715	1,157
Total equity	14,558	13,245
Total liabilities and equity	$23,843	$22,898

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except per share amounts, shares in thousands)
Revenues:
Oil sales	$1,853	$1,506	$5,988	$3,845
Natural gas sales	296	152	714	363
Natural gas liquid sales	268	239	856	528
Other operating income	20	13	55	39
Total revenues	2,437	1,910	7,613	4,775
Costs and expenses:
Lease operating expenses	183	156	491	415
Production and ad valorem taxes	156	124	495	304
Gathering and transportation	71	67	191	154
Depreciation, depletion, amortization and accretion	336	341	979	955
General and administrative expenses	34	38	109	99
Merger and integration expenses	11	—	11	77
Other operating expenses	32	20	85	81
Total costs and expenses	823	746	2,361	2,085
Income (loss) from operations	1,614	1,164	5,252	2,690
Other income (expense):
Interest expense, net	(43)	(57)	(122)	(170)
Other income (expense), net	(5)	2	(3)	(4)
Gain (loss) on derivative instruments, net	(24)	(234)	(677)	(895)
Gain (loss) on sale of equity method investments	—	—	—	23
Gain (loss) on extinguishment of debt	(1)	(12)	(59)	(73)
Income (loss) from equity investments	19	4	56	6
Total other income (expense), net	(54)	(297)	(805)	(1,113)
Income (loss) before income taxes	1,560	867	4,447	1,577
Provision for (benefit from) income taxes	290	193	913	352
Net income (loss)	1,270	674	3,534	1,225
Net income (loss) attributable to non-controlling interest	86	25	155	45
Net income (loss) attributable to Diamondback Energy, Inc.	$1,184	$649	$3,379	$1,180
Earnings (loss) per common share:
Basic	$6.72	$3.55	$18.99	$6.66
Diluted	$6.72	$3.55	$18.99	$6.66
Weighted average common shares outstanding:
Basic	174,406	181,027	176,169	175,464
Diluted	174,408	181,027	176,171	175,464
Dividends declared per share	$2.26	$0.50	$8.36	$1.35

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Shares	Amount
	($ in millions, shares in thousands)
Balance December 31, 2021	177,551	$2	$14,084	$(1,998)	$1,157	$13,245
Unit-based compensation	—	—	—	—	3	3
Distribution equivalent rights payments	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	16	—	—	16
Cash paid for tax withholding on vested equity awards	—	—	(15)	—	—	(15)
Repurchased shares under buyback program	(58)	—	(7)	—	—	(7)
Repurchased units under buyback programs	—	—	—	—	(42)	(42)
Distributions to non-controlling interest	—	—	—	—	(47)	(47)
Dividend paid	—	—	—	(107)	—	(107)
Exercise of stock options and issuance of restricted stock units and awards	58	—	1	—	—	1
Change in ownership of consolidated subsidiaries, net	—	—	(12)	—	15	3
Net income (loss)	—	—	—	779	24	803
Balance March 31, 2022	177,551	2	14,067	(1,326)	1,109	13,852
Unit-based compensation	—	—	—	—	3	3
Distribution equivalent rights payments	—	—	—	(7)	—	(7)
Stock-based compensation	—	—	17	—	—	17
Cash paid for tax withholding on vested equity awards	—	—	—	—	(3)	(3)
Repurchased shares under buyback program	(2,369)	—	(303)	—	—	(303)
Repurchased units under buyback programs	—	—	—	—	(29)	(29)
Distributions to non-controlling interest	—	—	—	—	(63)	(63)
Dividend paid	—	—	—	(541)	—	(541)
Exercise of stock options and vesting of restricted stock units and awards	19	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	(9)	—	12	3
Net income (loss)	—	—	—	1,416	45	1,461
Balance June 30, 2022	175,201	2	13,772	(458)	1,074	14,390
Unit-based compensation	—	—	—	—	2	2
Distribution equivalent rights payments	—	—	—	(5)	(1)	(6)
Stock-based compensation	—	—	17	—	—	17
Repurchased shares under buyback program	(3,922)	—	(472)	—	—	(472)
Repurchased units under buyback programs	—	—	—	—	(51)	(51)
Common shares issued for acquisition	4,352	—	344	—	(344)	—
Distributions to non-controlling interest	—	—	—	—	(71)	(71)
Dividend paid	—	—	—	(526)	—	(526)
Change in ownership of consolidated subsidiaries, net	—	—	(15)	—	20	5
Net income (loss)	—	—	—	1,184	86	1,270
Balance September 30, 2022	175,631	$2	$13,646	$195	$715	$14,558

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Cash flows from operating activities:
Net income (loss)	$3,534	$1,225
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (benefit from) deferred income taxes	375	348
Depreciation, depletion, amortization and accretion	979	955
(Gain) loss on extinguishment of debt	59	73
(Gain) loss on derivative instruments, net	677	895
Cash received (paid) on settlement of derivative instruments	(816)	(847)
(Income) loss from equity investment	(56)	(6)
Equity-based compensation expense	42	37
(Gain) loss on sale of equity method investments	—	(23)
Other	57	45
Changes in operating assets and liabilities:
Accounts receivable	(113)	(307)
Income tax receivable	(1)	152
Prepaid expenses and other	(16)	23
Accounts payable and accrued liabilities	(29)	(39)
Income tax payable	14	—
Revenues and royalties payable	182	257
Other	(4)	(11)
Net cash provided by (used in) operating activities	4,884	2,777
Cash flows from investing activities:
Drilling, completions and infrastructure additions to oil and natural gas properties	(1,327)	(1,030)
Additions to midstream assets	(69)	(23)
Property acquisitions	(629)	(454)
Proceeds from sale of assets	105	112
Funds held in escrow	6	50
Other	(38)	22
Net cash provided by (used in) investing activities	(1,952)	(1,323)
Cash flows from financing activities:
Proceeds from borrowings under credit facilities	4,100	759
Repayments under credit facilities	(4,119)	(853)
Proceeds from senior notes	750	2,200
Repayment of senior notes	(1,910)	(2,540)
Proceeds from (repayments to) joint venture	(41)	(14)
Premium on extinguishment of debt	(49)	(178)
Repurchased shares under buyback program	(782)	(22)
Repurchased units under buyback program	(122)	(63)
Dividends to stockholders	(1,174)	(221)
Distributions to non-controlling interest	(181)	(72)
Financing portion of net cash received (paid) for derivative instruments	—	25
Other	(42)	(42)
Net cash provided by (used in) financing activities	(3,570)	(1,021)
Net increase (decrease) in cash and cash equivalents	(638)	433
Cash, cash equivalents and restricted cash at beginning of period	672	108
Cash, cash equivalents and restricted cash at end of period(1)	$34	$541
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

As of September 30, 2022, the wholly owned subsidiaries of Diamondback include Diamondback E&P LLC (“Diamondback E&P”), a Delaware limited liability company, Viper Energy Partners GP LLC, a Delaware limited liability company, Rattler Midstream GP LLC, a Delaware limited liability company (“Rattler GP”), Rattler Midstream LP, a Delaware limited partnership (“Rattler”), and QEP Resources, Inc. (“QEP”), a Delaware corporation.

Rattler Merger

On August 24, 2022 (the “Effective Date”), the Company completed the merger with Rattler pursuant to which the Company acquired all of the approximately 39 million publicly held outstanding common units of Rattler in exchange for approximately 4 million shares of the Company’s common stock (the “Rattler Merger”). Rattler continued as the surviving entity. Following the Rattler Merger, as of September 30, 2022, the Company owned all of Rattler’s outstanding common units and Class B units, and Rattler GP remained the general partner of Rattler. Following the closing of the Rattler Merger, Rattler’s common units were delisted from the NASDAQ Global Select Market and Rattler filed a certification on Form 15 with the SEC requesting the deregistration of its common units and suspension of Rattler’s reporting obligations under the Exchange Act.

The Rattler Merger was accounted for as a non-cash equity transaction resulting in increases to common stock of $44 thousand, additional paid-in-capital of $344 million, and merger and integration expense of $11 million, and a decrease in noncontrolling interests in consolidated subsidiaries of $344 million. For periods prior to the Effective Date, the results of operations attributable to the non-controlling interest in Rattler are presented within equity and net income and are shown separately from the equity and net income attributable to the Company.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation. The Company consists of two operating segments: (i) the upstream operations segment, which is engaged in the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves primarily in the Permian Basin in West Texas and (ii) the midstream operations segment, which is focused on ownership, operation, development and acquisition of midstream infrastructure assets in the Midland and Delaware Basins of the Permian Basin. Prior to the Rattler Merger, both the upstream operations segment and the midstream operations segment were also considered reportable segments. Following the Rattler Merger, the Company determined only the upstream operations segment met the quantitative requirements of a reportable segment.

Diamondback’s publicly traded subsidiary Viper Energy Partners LP (“Viper”) is consolidated in the Company’s financial statements. As of September 30, 2022, the Company owned approximately 55% of Viper’s total units outstanding. The Company’s wholly owned subsidiary, Viper Energy Partners GP LLC, is the general partner of Viper. The results of operations attributable to the non-controlling interest in Viper are presented within equity and net income and are shown separately from the equity and net income attributable to the Company.

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

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, the effects of COVID-19, the war in Ukraine and actions by OPEC members and other exporting nations on the supply and demand in global oil and natural gas markets continued to contribute to economic and pricing volatility. The financial results of companies in the oil and natural gas industry have been impacted materially as a result of these events and changing market conditions. Such circumstances generally increase uncertainty in the Company’s accounting estimates, particularly those involving financial forecasts.

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

Cash, Cash Equivalents and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported at the end of the period in the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 to the line items within the condensed consolidated balance sheets:

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Cash and cash equivalents	$27	$457
Restricted cash	7	18
Restricted cash included in funds held in escrow	—	66
Total cash, cash equivalents and restricted cash	$34	$541

Recent Accounting Pronouncements

Recently Adopted Pronouncements

There are no recently adopted pronouncements.

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

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$1,311	$539	$3	$1,853	$983	$419	$104	$1,506
Natural gas sales	200	95	1	296	91	57	4	152
Natural gas liquid sales	188	80	—	268	150	73	16	239
Total	$1,699	$714	$4	$2,417	$1,224	$549	$124	$1,897

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$4,319	$1,661	$8	$5,988	$2,428	$1,185	$232	$3,845
Natural gas sales	466	246	2	714	207	145	11	363
Natural gas liquid sales	586	268	2	856	327	172	29	528
Total	$5,371	$2,175	$12	$7,558	$2,962	$1,502	$272	$4,736

4.    ACQUISITIONS AND DIVESTITURES

2022 Activity

On January 18, 2022, the Company acquired, from an unrelated third-party seller, approximately 6,200 net acres in the Delaware Basin for $232 million in cash, including customary post-closing adjustments. The acquisition was funded through cash on hand.

See Note 15 — Subsequent Events for transactions entered into or completed in the fourth quarter of 2022.

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

With the completion of the Guidon Acquisition, the Company acquired proved properties of $537 million and unproved properties of $573 million. The results of operations attributable to the Guidon Acquisition since the acquisition date have been included in the condensed consolidated statements of operations and include $107 million and $240 million of total revenue and $52 million and $117 million of net income for the three and nine months ended September 30, 2021, respectively.

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

The results of operations attributable to the QEP Merger since the acquisition date have been included in the condensed consolidated statements of operations and include $422 million and $835 million of total revenue and $162 million and $301 million of net income for the three and nine months ended September 30, 2021, respectively.

Pro Forma Financial Information

The following unaudited summary pro forma financial information for the three and nine months ended September 30, 2021 has been prepared to give effect to the QEP Merger and the Guidon Acquisition as if they had occurred on January 1, 2020. The unaudited pro forma financial information does not purport to be indicative of what the combined company’s results of operations would have been if these transactions had occurred on the dates indicated, nor is it indicative of the future financial position or results of operations of the combined company.

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

Additionally, pro forma earnings were adjusted to exclude acquisition-related costs incurred by the Company for the QEP Merger and the Guidon Acquisition of approximately $77 million for the nine months ended September 30, 2021, and acquisition-related costs incurred by QEP of $31 million through the closing date of the QEP Merger. These acquisition-related costs primarily consist of one-time severance costs and the accelerated or change-in-control vesting of certain QEP share-based awards for former QEP employees based on the terms of the merger agreement relating to the QEP Merger and other bank, legal and advisory fees. The pro forma results of operations do not include any cost savings or other synergies that may result from the QEP Merger and the Guidon Acquisition or any estimated costs that have been or will be incurred by the Company to integrate the acquired assets. The pro forma financial data does not include the results of operations for any other acquisitions made during the periods presented, as they were primarily acreage acquisitions and their results were not deemed material.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(In millions, except per share amounts)
Revenues	$1,910	$5,047
Income (loss) from operations	$1,164	$2,870
Net income (loss)	$649	$1,183
Basic earnings (loss) per common share	$3.59	$6.54
Diluted earnings (loss) per common share	$5.56	$6.50

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

5.    PROPERTY AND EQUIPMENT

Property and equipment includes the following as of the dates indicated:

	September 30,	December 31,
	2022	2021
	(In millions)
Oil and natural gas properties:
Subject to depletion	$26,633	$24,418
Not subject to depletion	8,386	8,496
Gross oil and natural gas properties	35,019	32,914
Accumulated depletion	(6,331)	(5,434)
Accumulated impairment	(7,954)	(7,954)
Oil and natural gas properties, net	20,734	19,526
Other property, equipment and land	1,371	1,250
Accumulated depreciation, amortization, accretion and impairment	(202)	(157)
Total property and equipment, net	$21,903	$20,619

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter which determines a limit, or ceiling, on the book value of proved oil and natural gas properties. No impairment expense was recorded for the three and nine months ended September 30, 2022 or 2021 based on the results of the respective quarterly ceiling tests.

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

6.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligations liability for the following periods:

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Asset retirement obligations, beginning of period	$171	$109
Additional liabilities incurred	31	9
Liabilities acquired	3	64
Liabilities settled and divested	(12)	(17)
Accretion expense	10	7
Revisions in estimated liabilities	133	13
Asset retirement obligations, end of period	336	185
Less current portion(1)	11	7
Asset retirement obligations - long-term	$325	$178
(1) The current portion of the asset retirement obligation is included in other accrued liabilities in the Company’s condensed consolidated balance sheets.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
7.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	September 30,	December 31,
	2022	2021
	(In millions)
5.375% Senior Notes due 2022	$—	$25
7.320% Medium-term Notes, Series A, due 2022	—	20
5.250% Senior Notes due 2023	10	10
2.875% Senior Notes due 2024	—	1,000
4.750% Senior Notes due 2025	—	500
3.250% Senior Notes due 2026	780	800
5.625% Senior Notes due 2026	14	14
7.125% Medium-term Notes, Series B, due 2028	73	100
3.500% Senior Notes due 2029	1,021	1,200
3.125% Senior Notes due 2031	789	900
4.400% Senior Notes due 2051	650	650
4.250% Senior Notes due 2052	750	—
DrillCo Agreement(1)	18	58
Unamortized debt issuance costs	(31)	(31)
Unamortized discount costs	(22)	(28)
Unamortized premium costs	5	8
Unamortized basis adjustment of dedesignated interest rate swap agreements(2)	(110)	(18)
Revolving credit facility	235	—
Viper revolving credit facility	245	304
Viper 5.375% Senior Notes due 2027	430	480
Rattler revolving credit facility	—	195
Rattler 5.625% Senior Notes due 2025	500	500
Total debt, net	5,357	6,687
Less: current maturities of long-term debt	(10)	(45)
Total long-term debt	$5,347	$6,642
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

Credit Agreement

As of September 30, 2022, Diamondback E&P, as borrower, and Diamondback Energy, Inc., as parent guarantor, have a credit agreement, as amended, which provides for a maximum credit amount of $1.6 billion. As of September 30, 2022, the Company had $235 million in outstanding borrowings under the credit agreement and $3 million in outstanding letters of credit, which reduce available borrowings under the credit agreement on a dollar for dollar basis. During both the three and nine months ended September 30, 2022 the weighted average interest rate on borrowings under the credit agreement was 3.92% and 3.50%, respectively. During the three and nine months ended September 30, 2021, the weighted average interest rates on borrowings under the credit agreement were 1.83% and 1.67%, respectively.

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

As of September 30, 2022, the Company was in compliance with all financial maintenance covenants under the credit agreement.

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

In the second quarter of 2022, the Company repurchased principal amounts of $27 million of its 7.125% Medium-term Notes due 2028, $111 million of its 3.125% Senior Notes due 2031, $179 million of its 3.500% Senior Notes due 2029 and $20 million of its 3.250% Senior Notes due 2026 for total cash consideration, including accrued interest paid, of $322 million. Additionally, during the second quarter of 2022, Viper repurchased $50 million in principal amount of its 5.375% Senior Notes due 2027 for total cash consideration of $49 million. These repurchases resulted in an immaterial loss on extinguishment of debt during the third quarter of 2022. The Company funded its repurchases with cash on hand and Viper funded its repurchases with cash on hand and borrowings under the Viper credit agreement.

In the third quarter of 2022, the Company fully redeemed the $25 million principal amount of the outstanding 5.375% Notes due 2022 and fully repaid at maturity the $20 million principal amount of the outstanding 7.320% Medium-term Notes due 2022. The Company funded these transactions with cash on hand.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Viper’s Credit Agreement

Viper LLC’s credit agreement, as amended, provides for a revolving credit facility in the maximum credit amount of $2.0 billion with a borrowing base of $580 million based on Viper LLC’s oil and natural gas reserves and other factors. As of September 30, 2022, the elected commitment amount was $500 million with $245 million of outstanding borrowings and $255 million available for future borrowings. During the three and nine months ended September 30, 2022 and 2021, the weighted average interest rates on borrowings under the Viper credit agreement were 4.75%, 3.53%, 1.98% and 2.14%, respectively. The Viper credit agreement will mature on June 2, 2025. As of September 30, 2022, Viper LLC was in compliance with all financial maintenance covenants under the Viper credit agreement.

Rattler’s Credit Agreement

In connection with the Rattler Merger in August 2022, all outstanding borrowings under Rattler LLC’s credit agreement in the amount of $269 million were fully repaid, all liens granted to secure such obligations were released and Rattler LLC’s credit agreement was terminated.

See Note 15—Subsequent Events for additional discussion of debt transactions completed in the fourth quarter of 2022.

8.    STOCKHOLDERS’ EQUITY AND EARNINGS (LOSS) PER SHARE

Stock Repurchase Program

In September 2021, the Company’s board of directors approved a stock repurchase program to acquire up to $2.0 billion of the Company’s outstanding common stock. On July 28, 2022, the Company’s board of directors approved an increase in the Company’s common stock repurchase program from $2.0 billion to $4.0 billion. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the three and nine months ended September 30, 2022, the Company repurchased approximately $472 million and $782 million of common stock under this repurchase program, respectively. As of September 30, 2022, approximately $2.8 billion remained available for use to repurchase shares under the Company’s common stock repurchase program.

Change in Ownership of Consolidated Subsidiaries

Non-controlling interests in the accompanying condensed consolidated financial statements represent minority interest ownership in Viper and Rattler through the Effective Date and are presented as a component of equity. When the Company’s relative ownership interests in Viper and Rattler change, adjustments to non-controlling interest and additional paid-in-capital, tax effected, will occur. The following table summarizes changes in the ownership interest in consolidated subsidiaries during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Net income (loss) attributable to the Company	$1,184	$649	$3,379	$1,180
Change in ownership of consolidated subsidiaries	(15)	(6)	(36)	(13)
Change from net income (loss) attributable to the Company's stockholders and transfers to non-controlling interest	$1,169	$643	$3,343	$1,167

Earnings (Loss) Per Share

The Company’s earnings (loss) per share amounts have been computed using the two-class method. The two-class method is an earnings allocation proportional to the respective ownership among holders of common stock and participating securities. Basic earnings (loss) per share amounts have been computed based on the weighted-average number of shares of

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
common stock outstanding for the period. Diluted earnings per share include the effect of potentially dilutive non-participating securities outstanding for the period. Additionally, the per share earnings of Viper are included in the consolidated earnings per share computation based on the consolidated group’s holdings of the subsidiaries.

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	($ in millions, except per share amounts, shares in thousands)
Net income (loss) attributable to common stock	$1,184	$649	$3,379	$1,180
Less: distributed and undistributed earnings allocated to participating securities(1)	(12)	(6)	(34)	(11)
Net income (loss) attributable to common stockholders	$1,172	$643	$3,345	$1,169
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	174,406	181,027	176,169	175,464
Effect of dilutive securities:
Weighted-average potential common shares issuable	2	—	2	—
Diluted weighted average common shares outstanding	174,408	181,027	176,171	175,464
Basic net income (loss) attributable to common stock	$6.72	$3.55	$18.99	$6.66
Diluted net income (loss) attributable to common stock	$6.72	$3.55	$18.99	$6.66
(1)    Unvested restricted stock awards and performance stock awards that contain non-forfeitable distribution equivalent rights are considered participating securities and therefore are included in the earnings per share calculation pursuant to the two-class method.

9.    EQUITY-BASED COMPENSATION

On June 3, 2021, the Company’s stockholders approved and adopted the Company’s 2021 amended and restated equity incentive plan (the “Equity Plan”), which, among other things, increased total shares authorized for issuance from 8.3 million to 11.8 million. At September 30, 2022, the Company had 5.2 million shares of common stock available for future grants.

Under the Equity Plan, approved by the board of directors, the Company is authorized to issue incentive and non-statutory stock options, restricted stock awards and restricted stock units, performance awards and stock appreciation rights to eligible employees. At September 30, 2022, the Company had outstanding restricted stock units and performance-based restricted stock units under the Equity Plan. The Company also has immaterial amounts of restricted share awards, stock options and stock appreciation rights outstanding which were issued under plans assumed in connection with previously completed mergers. The Company classifies all of its awards, other than its stock appreciation rights, as equity-based awards and estimates the fair values of restricted stock awards and units as the closing price of the Company’s common stock on the grant date of the award, which is expensed over the applicable vesting period. The Company values its stock options and stock appreciation rights using a Black-Scholes option valuation model. Stock appreciation rights are considered liability-classified awards.

In addition to the Equity Plan, Viper maintains its own long-term incentive plan, which is not significant to the Company.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The following table presents the financial statement impacts of the equity compensation plans and related costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
General and administrative expenses	$14	$14	$42	$37
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	$6	$5	$16	$14

Restricted Stock Units

The following table presents the Company’s restricted stock unit activity during the nine months ended September 30, 2022 under the Equity Plan:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2021	1,079,589	$62.09
Granted(1)	478,797	$134.00
Vested	(178,602)	$92.75
Forfeited	(52,577)	$70.78
Unvested at September 30, 2022	1,327,207	$93.89
(1) Includes 156,490 restricted stock units granted through the conversion of Rattler restricted stock units at the completion of the Rattler Merger.

The aggregate fair value of restricted stock units that vested during the nine months ended September 30, 2022 was $111 million. As of September 30, 2022, the Company’s unrecognized compensation cost related to unvested restricted stock units was $80 million, which is expected to be recognized over a weighted-average period of 1.7 years.

Performance Based Restricted Stock Units

The following table presents the Company’s performance restricted stock units activity under the Equity Plan for the nine months ended September 30, 2022:

	Performance Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2021	456,459	$100.17
Granted	126,905	$237.13
Unvested at September 30, 2022(1)	583,364	$129.96
(1)A maximum of 1,408,973 units could be awarded based upon the Company’s final TSR ranking.

As of September 30, 2022, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $39 million, which is expected to be recognized over a weighted-average period of 1.4 years.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

The following table presents a summary of the grant-date fair values of performance restricted stock units granted and the related assumptions for the awards granted during the period presented:

2022
Grant-date fair value	$237.13
Risk-free rate	1.44%
Company volatility	72.10%

10.    INCOME TAXES

The following table provides the Company’s provision for (benefit from) income taxes and the effective income tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except for tax rate)
Provision for (benefit from) income taxes	$290	$193	$913	$352
Effective income tax rate	18.6%	22.3%	20.5%	22.3%

Total income tax expense from continuing operations for the three and nine months ended September 30, 2022 and 2021 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income primarily due to (i) state income taxes, net of federal benefit, and (ii) the impact of permanent differences between book and taxable income, partially offset by (iii) discrete tax benefit resulting from a partial reduction in the valuation allowance on Viper’s deferred tax assets for the three and nine months ended September 30, 2022. During the three months ended September 30, 2022, Viper partially reduced the balance of its beginning-of-year valuation allowance by $50 million, based on a change in judgment about the realizability of its deferred tax assets in future years.

As of September 30, 2021, Viper maintained a partial valuation allowance against its deferred tax assets, based on its assessment of all available evidence, both positive and negative, supporting realizability of Viper’s deferred tax assets.

For the three and nine months ended September 30, 2022 and 2021, the Company’s items of discrete income tax expense or benefit were not material.

For periods subsequent to the Effective Date of the Rattler Merger, Rattler is anticipated to be a member of the group filing consolidated income tax returns with Diamondback Energy, Inc. and its subsidiaries. As such, Rattler’s current and deferred income taxes continue to be included in the Company’s consolidated income tax expense from continuing operations and, only for periods prior to the Rattler Merger, in net income attributable to the non-controlling interest. Management considered the likelihood that Rattler’s net operating losses and other deferred tax attributes will be utilized, including in light of inclusion in consolidated income tax returns with Diamondback and in light of the annual limitation on utilization of tax attributes following an ownership change pursuant to Internal Revenue Code Section 382. As a result of the assessment, including consideration of all available positive and negative evidence, management determined that it continues to be more likely than not that Rattler will realize its deferred tax assets as of September 30, 2022.

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

The CHIPS and Science Act of 2022 was enacted on August 9, 2022, and the Inflation Reduction Act of 2022 (“IRA”) was enacted on August 16, 2022, which created a 15% corporate alternative minimum tax (“CAMT”) on profits of corporations whose average financial statement income exceeds $1 billion and included several other provisions applicable to U.S. income taxes for corporations, generally effective beginning in 2023. The Company considered the impact of this legislation in the

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
period of enactment and concluded there was not a material impact to the Company’s current or deferred income tax balances. The Company has made an accounting policy election to account for the effects of the CAMT on realizability of its deferred tax assets as a period cost, to the extent the Company is subject to the CAMT and related tax consequences arise in future periods. These changes are effective for the 2023 tax periods.

11.    DERIVATIVES

At September 30, 2022, the Company has commodity derivative contracts and interest rate swaps outstanding. All derivative financial instruments are recorded at fair value.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
As of September 30, 2022, the Company had the following outstanding commodity derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Collars
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Weighted Average Differential	Weighted Average Floor Price	Weighted Average Ceiling Price
OIL
Oct. - Dec.	2022	Basis Swap(1)	10,000	Argus WTI Midland	$0.84	$—	$—
Oct. - Dec.	2022	Roll Swap	55,000	WTI	$0.89	$—	$—
Oct. - Dec.	2022	Costless Collar	15,000	Brent	$—	$55.00	$103.06
Oct. - Dec.	2022	Costless Collar	7,000	Argus WTI Houston	$—	$50.00	$95.55
Oct. - Dec.	2022	Costless Collar	4,000	WTI	$—	$50.00	$128.01
Jan. - June	2023	Costless Collar	6,000	Brent	$—	$60.00	$114.57
Jan. - Dec.	2023	Basis Swap(1)	22,000	Argus WTI Midland	$0.88	$—	$—
NATURAL GAS
Oct. - Dec.	2022	Basis Swap(1)	330,000	Waha Hub	$(0.68)	$—	$—
Oct. - Dec.	2022	Costless Collar	380,000	Henry Hub	$—	$2.79	$6.24
Jan. - June	2023	Basis Swap(1)	350,000	Waha Hub	$(1.20)	$—	$—
Jan. - Mar.	2023	Costless Collar	370,000	Henry Hub	$—	$3.14	$9.28
Apr. - June	2023	Costless Collar	330,000	Henry Hub	$—	$3.17	$9.13
July - Dec.	2023	Costless Collar	310,000	Henry Hub	$—	$3.18	$9.22
July - Dec.	2023	Basis Swap(1)	330,000	Waha Hub	$(1.24)	$—	$—
Jan. - Dec.	2024	Basis Swap(1)	30,000	Waha Hub	$(0.96)	$—	$—
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

Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Strike Price	Weighted Average Differential	Deferred Premium
OIL
Oct. - Dec.	2022	Put	71,000	Brent	$51.13	$—	$1.78
Oct. - Dec.	2022	Put	20,000	Argus WTI Houston	$51.00	$—	$1.81
Oct. - Dec.	2022	Put	8,000	WTI	$55.00	$—	$1.54
Oct. - Dec.	2022	Basis Put(1)	50,000	Brent	$—	$(10.40)	$0.78
Jan. - Mar.	2023	Put	53,000	Brent	$52.83	$—	$1.75
Jan. - Mar.	2023	Put	18,000	Argus WTI Houston	$53.33	$—	$1.79
Jan. - Mar.	2023	Put	8,000	WTI	$54.25	$—	$1.90
Apr. - June	2023	Put	31,000	Brent	$51.94	$—	$1.81
Apr. - June	2023	Put	8,000	Argus WTI Houston	$51.25	$—	$1.77
July - Sep.	2023	Put	9,000	Brent	$51.11	$—	$1.91
July - Sep.	2023	Put	2,000	Argus WTI Houston	$55.00	$—	$1.86
(1)    The Company has basis puts for the spread between the Brent crude oil price and NYMEX WTI crude oil price.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

During the nine months ended September 30, 2022, the Company terminated certain commodity derivative contracts prior to their contractual maturities as shown in the table below:

					Swaps	Puts	Collars
Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Weighted Average Fixed Price	Strike Price	Weighted Average Floor Price	Weighted Average Ceiling Price
OIL
Apr. - June	2022	Costless Collar	8,000	WTI	$—	$—	$45.00	$71.60
Apr. - June	2022	Costless Collar	8,000	Brent	$—	$—	$45.00	$74.78
Apr. - June	2022	Costless Collar	6,000	Argus WTI Houston	$—	$—	$45.00	$69.53
Apr. - Sep.	2022	Costless Collar	2,000	Brent	$—	$—	$50.00	$80.00
Apr. - Sep.	2022	Costless Collar	2,000	Argus WTI Houston	$—	$—	$50.00	$76.70
July - Sep.	2022	Costless Collar	4,000	Argus WTI Houston	$—	$—	$50.00	$75.00
July - Dec.	2022	Swaption	8,250	Brent	$68.62	$—	$—	$—
July - Sept.	2022	Collar	2,000	WTI Cushing	$—	$—	$45.00	$95.30
July - Sept.	2022	Call	2,000	WTI Cushing	$—	$90.00	$—	$—

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

In the second quarter of 2022, the Company elected to fully dedesignate these interest rate swaps and hedge accounting was discontinued. The cumulative fair value basis adjustment recorded on the 2029 Notes at the time of dedesignation totaled $135 million. This basis adjustment is being amortized to interest expense over the remaining term of the 2029 Notes utilizing the effective interest method. The dedesignated interest rate swaps are considered economic hedges of the Company’s fixed-rate debt. As such, changes in the fair value of the interest rate swaps after the date of dedesignation have been recorded in earnings under the caption “Gain (loss) on derivative instruments, net” in the condensed consolidated statements of operations.

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
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments not designated as hedging instruments included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Gain (loss) on derivative instruments, net:
Commodity contracts	$39	$(234)	$(615)	$(1,025)
Interest rate swaps	(63)	—	(62)	130
Total	$(24)	$(234)	$(677)	$(895)

Net cash received (paid) on settlements:
Commodity contracts(1)(2)	$(96)	$(397)	$(822)	$(902)
Interest rate swaps(3)	—	—	6	80
Total	$(96)	$(397)	$(816)	$(822)
(1)The three and nine months ended September 30, 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $3 million and $138 million, respectively.
(2)The three and nine months ended September 30, 2021 include cash paid on commodity contracts terminated prior to their contractual maturity of $16 million.
(3)The nine months ended September 30, 2021 includes cash received on interest rate swap contracts terminated prior to their contractual maturity of $80 million.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis, including the Company’s commodity derivative instruments and interest rate swaps. The fair values of the Company’s commodity derivative contracts are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes, and time to maturity. The fair values of the Company’s interest rate swaps designated as fair value hedges and those that are not designated as hedges are determined based on inputs that are readily available in public markets, can be derived from information available in publicly quoted markets, or are provided by financial institutions that trade these contracts. These valuations are Level 2 inputs. The fair value of interest rate swaps is recorded as an asset or liability on the condensed consolidated balance sheet. At December 31, 2021, the net change in fair value of the Company’s interest rate swaps designated as hedges were offset by the change in value of the hedged item, long-term debt, within the condensed consolidated balance sheet.

The following table provides (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties, and (iv) the resulting net amounts presented under the captions “Derivative instruments” in the Company’s condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. The net amounts of derivative instruments are classified as current or noncurrent based on their anticipated settlement dates.

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Derivative instruments:
Commodity derivative instruments	$—	$189	$—	$189	$(91)	$98
Non-current assets- Derivative instruments:
Commodity derivative instruments	$—	$25	$—	$25	$(14)	$11
Liabilities:
Current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$154	$—	$154	$(91)	$63
Interest rate swaps	$—	$27	$—	$27	$—	$27
Non-current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$22	$—	$22	$(14)	$8
Interest rate swaps	$—	$176	$—	$176	$—	$176

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Derivative instruments:
Commodity derivative instruments	$—	$60	$—	$60	$(57)	$3
Interest rate swaps designated as hedges	$—	$10	$—	$10	$—	$10
Non-current assets- Derivative instruments:
Commodity derivative instruments	$—	$12	$—	$12	$(8)	$4
Interest rate swaps designated as hedges	$—	$1	$—	$1	$(1)	$—
Liabilities:
Current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$231	$—	$231	$(57)	$174
Non-current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$9	$—	$9	$(8)	$1
Interest rate swaps designated as hedges	$—	$29	$—	$29	$(1)	$28

Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	September 30, 2022		December 31, 2021
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
(In millions)
Debt	$5,357	$4,782	$6,687	$7,148

The fair values of the Company’s credit agreement and the Viper credit agreement approximate their carrying values based on borrowing rates available to the Company for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair values of the outstanding notes were determined using the quoted market price at each period end, a Level 1 classification in the fair value hierarchy.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
13.    SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes	$560	$(151)
Supplemental disclosure of non-cash transactions:
Accrued capital expenditures included in accounts payable and accrued expenses	$431	$269
Common stock issued for business combination and acquisitions	$595	$1,727

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

15.    SUBSEQUENT EVENTS

Third Quarter 2022 Dividend Declaration
On November 4, 2022, the board of directors of the Company declared a cash dividend for the third quarter of 2022 of $2.26 per share of common stock, payable on November 25, 2022 to its stockholders of record at the close of business on November 17, 2022. The dividend consists of a base quarterly dividend of $0.75 per share of common stock and a variable quarterly dividend of $1.51 per share of common stock. Future base and variable dividends are at the discretion of the board of directors of the Company.

Acquisition and Divestiture

On October 11, 2022, the Company entered into a definitive purchase and sale agreement with FireBird Energy LLC to acquire approximately 75,000 gross (68,000 net) acres in the Midland Basin and certain related oil and gas assets (the “FireBird Acquisition”). Consideration for the FireBird Acquisition consists of $775 million in cash and 5.86 million shares of the Company’s common stock, subject to customary adjustments. The FireBird Acquisition is expected to close late in the fourth quarter of 2022, subject to continued diligence and closing conditions, including completion of the waiting period under the Hart-Scott-Rodino Act.

In October 2022, the Company completed the divestiture of non-core Delaware Basin acreage consisting of approximately 3,250 net acres, with net production of approximately 550 BO/d (800 BOE/d) for $155 million of net proceeds. The Company expects to use the net proceeds from this transaction towards debt reduction.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
October 2022 Notes Offering and Redemption of Rattler’s 5.625% Senior Notes due 2025

On October 28, 2022, the Company issued $1.1 billion of 6.250% Senior Notes due 2033 (the “October 2022 Notes”) and received gross proceeds of $1.1 billion, before any adjustments for debt issuance costs and discounts. The Company used a portion of the net proceeds from the October 2022 Notes offering to fund, in full, the redemption of all of the outstanding Rattler 5.625% Senior Notes due 2025 in the aggregate principal amount of $500 million, including a premium and accrued and unpaid interest thereon. The Company intends to use the remaining net proceeds for general corporate purposes, including the funding of a portion of the cash consideration for the FireBird Acquisition at closing, if it occurs. Interest on the October 2022 Notes is payable semi-annually in March and September, beginning in March 2023.

16.    SEGMENT INFORMATION

As of September 30, 2022, the Company has one reportable segment, the upstream segment, which is engaged in the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves primarily in the Permian Basin in West Texas. Other operations are included in the “All Other” category in the table below.

The following tables summarize the results of the Company’s operating segments during the periods presented:

	Upstream	All Other	Eliminations	Total
	(In millions)
Three Months Ended September 30, 2022:
Third-party revenues	$2,419	$18	$—	$2,437
Intersegment revenues	—	96	(96)	—
Total revenues	2,419	114	(96)	2,437
Depreciation, depletion, amortization and accretion	323	13	—	336
Income (loss) from operations	1,598	41	(25)	1,614
Interest expense, net	(33)	(10)	—	(43)
Other income (expense)	(27)	20	(4)	(11)
Provision for (benefit from) income taxes	287	3	—	290
Net income (loss) attributable to non-controlling interest	76	10	—	86
Net income (loss) attributable to Diamondback Energy, Inc.	1,175	38	(29)	1,184
As of September 30, 2022:
Total assets	$22,225	$2,041	$(423)	$23,843

	Upstream	All Other	Eliminations	Total
	(In millions)
Three Months Ended September 30, 2021:
Third-party revenues	$1,896	$14	$—	$1,910
Intersegment revenues	—	95	(95)	—
Total revenues	1,896	109	(95)	1,910
Depreciation, depletion, amortization and accretion	324	17	—	341
Income (loss) from operations	1,126	54	(16)	1,164
Interest expense, net	(50)	(7)	—	(57)
Other income (expense)	(243)	4	(1)	(240)
Provision for (benefit from) income taxes	190	3	—	193
Net income (loss) attributable to non-controlling interest	16	9	—	25
Net income (loss) attributable to Diamondback Energy, Inc.	627	39	(17)	649
As of December 31, 2021:
Total assets	$21,329	$1,942	$(373)	$22,898

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

	Upstream	All Other	Eliminations	Total
	(In millions)
Nine Months Ended September 30, 2022:
Third-party revenues	$7,563	$50	$—	$7,613
Intersegment revenues	—	273	(273)	—
Total revenues	7,563	323	(273)	7,613
Depreciation, depletion, amortization and accretion	929	50	—	979
Income (loss) from operations	5,197	119	(64)	5,252
Interest expense, net	(94)	(28)	—	(122)
Other income (expense)	(727)	57	(13)	(683)
Provision for (benefit from) income taxes	904	9	—	913
Net income (loss) attributable to non-controlling interest	125	30	—	155
Net income (loss) attributable to Diamondback Energy, Inc.	3,347	109	(77)	3,379
As of September 30, 2022:
Total assets	$22,225	$2,041	$(423)	$23,843

	Upstream	All Other	Eliminations	Total
	(In millions)
Nine Months Ended September 30, 2021:
Third-party revenues	$4,737	$38	$—	$4,775
Intersegment revenues	—	281	(281)	—
Total revenues	4,737	319	(281)	4,775
Depreciation, depletion, amortization and accretion	911	44	—	955
Impairment of midstream assets	—	3	—	3
Income (loss) from operations	2,605	131	(46)	2,690
Interest expense, net	(147)	(23)	—	(170)
Other income (expense)	(967)	29	(5)	(943)
Provision for (benefit from) income taxes	344	8	—	352
Net income (loss) attributable to non-controlling interest	18	27	—	45
Net income (loss) attributable to Diamondback Energy, Inc.	1,129	102	(51)	1,180
As of December 31, 2021:
Total assets	$21,329	$1,942	$(373)	$22,898

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

Overview

We are an independent oil and natural gas company currently focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. As of September 30, 2022, we have one reportable segment, the upstream segment. See Note 1—Description of the Business and Basis of Presentation and Note 16—Segment Information.

Despite the recovery in commodity prices and rising demand in recent quarters, we expect to hold our oil production levels flat for the remainder of 2022. During the second quarter of 2022, we announced an increase to our quarterly return of capital commitment to at least 75% of our free cash flow beginning in the third quarter of 2022. Accordingly, we are utilizing our free cash flow to meet our quarterly return of capital commitment and for debt repayment rather than expanding our drilling program. During and subsequent to the third quarter of 2022, we continued to pay down debt and believe we have a strong balance sheet that can withstand another down cycle. We are focused on maintaining high cash margins and a low-cost structure to drive an increasing return on capital and operational excellence, and to mitigate inflationary pressures through improvements and efficiencies in our drilling and completion programs. Going forward, we intend to continue to remain flexible and use a combination of our growing and sustainable base dividend, variable dividend and opportunistic share repurchase program to generate the highest value proposition for our stockholders.

Recent Developments

On October 11, 2022, we entered into a definitive purchase and sale agreement for the FireBird Acquisition to acquire approximately 75,000 gross (68,000 net) acres in the Midland Basin and certain related oil and gas assets. Consideration for the FireBird Acquisition consists of $775 million in cash and 5.86 million shares of our common stock, subject to customary adjustments. The FireBird Acquisition is expected to close late in the fourth quarter of 2022, subject to continued diligence and closing conditions, including completion of the waiting period under the Hart-Scott-Rodino Act.

On October 28, 2022, we issued $1.1 billion in principal amount of the October 2022 Notes and received gross proceeds of $1.1 billion, before any adjustments for debt issuance costs and discounts. We used a portion of the net proceeds from the October 2022 Notes offering to fund, in full, the redemption of all of the outstanding Rattler 5.625% Senior Notes due 2025 in the aggregate principal amount of $500 million including a premium and accrued and unpaid interest thereon, and intend to use the remaining net proceeds for general corporate purposes, including the funding of a portion of the cash consideration for the FireBird Acquisition at closing, if it occurs.

In October 2022, we announced our target to sell at least $500 million of non-core assets by year-end 2023, ensuring that we maintain our investment grade balance sheet and improve our overall financial position. The announced target includes the $155 million of non-core assets sold in October 2022, which are discussed further in Note 15 — Subsequent Events.

Third Quarter 2022 Highlights

•We recorded net income of $1.2 billion for the third quarter of 2022.

•Paid dividends to stockholders of $526 million during the third quarter of 2022 and declared a cash dividend payable in the fourth quarter of 2022 of $2.26 per share of common stock, consisting of a base quarterly dividend of $0.75 per share of common stock and a variable quarterly dividend of $1.51 per share of common stock.

•Repurchased $472 million of our common stock, leaving approximately $2.8 billion available for future purchases under our common stock repurchase program at September 30, 2022.

•Completed the Rattler Merger on August 24, 2022, which resulted in the issuance of approximately 4 million additional common shares and the full repayment of $269 million of borrowings outstanding under the Rattler LLC credit agreement.

•Our cash operating costs for the third quarter of 2022 were $11.97 per BOE, including lease operating expenses of $5.09 per BOE, cash general and administrative expenses of $0.56 per BOE and production and ad valorem taxes and gathering and transportation expenses of $6.32 per BOE.

•Our average production was 390.6 MBOE/d during the third quarter of 2022.

•Drilled 48 gross horizontal wells in the Midland Basin and 11 gross horizontal wells in the Delaware Basin, and turned 63 gross operated horizontal wells (42 in the Midland Basin and 21 in the Delaware Basin) to production.

• Incurred capital expenditures, excluding acquisitions, of $491 million during the third quarter of 2022.

Commodity Prices and Inflation

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Regional and worldwide economic activity, including any economic downturn or recession that has occurred or may occur in the future, extreme weather conditions and other substantially variable factors, influence market conditions for these products. These factors are beyond our control and are difficult to predict. During 2022 and 2021, NYMEX WTI price for crude oil ranged from $47.62 to $123.70 per Bbl, and the NYMEX Henry Hub price of natural gas ranged from $2.45 to $9.68 per MMBtu, with seven-year highs reached in 2022. The war in Ukraine, the COVID-19 pandemic, rising interest rates, global supply chain disruptions, concerns about a potential economic downturn or recession and recent measures to combat persistent inflation have continued to contribute to economic and pricing volatility during 2022. Although the impact of inflation on our business has been insignificant in prior periods, inflation in the U.S. has been rising at its fastest rate in over 40 years, creating inflationary pressure on the cost of services, equipment and other goods in the energy industry and other sectors, which is contributing to labor and materials shortages across the supply-chain. Additionally, OPEC and its non-OPEC allies, known collectively as OPEC+, continues to meet regularly to evaluate the state of global oil supply, demand and inventory levels, and has planned production decreases in order to stabilize oil prices during the third quarter of 2022. As such, pricing may remain volatile during the remainder of 2022.

Upstream Segment

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

As of September 30, 2022, we had approximately 450,045 net acres, which primarily consisted of approximately 268,782 net acres in the Midland Basin and 153,203 net acres in the Delaware Basin.

The following table sets forth the total number of operated horizontal wells drilled and completed during the third quarter of 2022:

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
	Drilled		Completed(1)		Drilled		Completed(2)
Area:	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Midland Basin	48	44	42	40	138	129	152	142
Delaware Basin	11	10	21	20	34	32	42	39
Total	59	54	63	60	172	161	194	181
(1)The average lateral length for the wells completed during the third quarter of 2022 was 11,289 feet. Operated completions during the third quarter of 2022 consisted of 26 Wolfcamp A wells, 16 Lower Spraberry wells, 13 Wolfcamp B wells, three Second Bone Spring wells, two Third Bone Spring wells, two Jo Mill wells and one Middle Spraberry well.
(2)The average lateral length for the wells completed during the first nine months of 2022 was 10,439 feet. Operated completions during the first nine months of 2022 consisted of 61 Wolfcamp A wells, 50 Lower Spraberry wells, 32 Wolfcamp B wells, 21 Jo Mill wells, 15 Middle Spraberry wells, 11 Second Bone Spring wells, three Third Bone Spring wells and one Barnett well.

As of September 30, 2022, we operated the following wells:

	As of September 30, 2022
	Vertical Wells		Horizontal Wells		Total
Area:	Gross	Net	Gross	Net	Gross	Net
Midland Basin	2,142	2,008	1,895	1,769	4,037	3,777
Delaware Basin	44	40	728	686	772	726
Total	2,186	2,048	2,623	2,455	4,809	4,503

As of September 30, 2022, we held interests in 11,627 gross (4,616 net) wells, including wells that we do not operate.

Comparison of the Three Months Ended September 30, 2022 and June 30, 2022

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

Results of Operations

The following table sets forth selected operating data for the three months ended September 30, 2022 and June 30, 2022:

	Three Months Ended
	September 30, 2022	June 30, 2022
Revenues (In millions):
Oil sales	$1,853	$2,189
Natural gas sales	296	264
Natural gas liquid sales	268	299
Total oil, natural gas and natural gas liquid revenues	$2,417	$2,752

Production Data:
Oil (MBbls)	20,638	20,120
Natural gas (MMcf)	45,799	42,912
Natural gas liquids (MBbls)	7,667	7,349
Combined volumes (MBOE)(1)	35,938	34,621

Daily oil volumes (BO/d)	224,326	221,099
Daily combined volumes (BOE/d)	390,630	380,451

Average Prices:
Oil ($ per Bbl)	$89.79	$108.80
Natural gas ($ per Mcf)	$6.46	$6.15
Natural gas liquids ($ per Bbl)	$34.96	$40.69
Combined ($ per BOE)	$67.25	$79.49

Oil, hedged ($ per Bbl)(2)	$87.41	$97.32
Natural gas, hedged ($ per Mcf)(2)	$5.50	$4.40
Natural gas liquids, hedged ($ per Bbl)(2)	$34.96	$40.69
Average price, hedged ($ per BOE)(2)	$64.67	$70.65
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables provide information on the mix of our production for the three months ended September 30, 2022 and June 30, 2022:

	Three Months Ended
	September 30, 2022	June 30, 2022
Oil (MBbls)	58%	58%
Natural gas (MMcf)	21%	21%
Natural gas liquids (MBbls)	21%	21%
	100%	100%

	Three Months Ended September 30, 2022				Three Months Ended June 30, 2022
	Midland Basin	Delaware Basin	Other(1)	Total	Midland Basin	Delaware Basin	Other(2)	Total
Production Data:
Oil (MBbls)	14,710	5,891	37	20,638	14,713	5,378	29	20,120
Natural gas (MMcf)	30,786	14,879	134	45,799	28,539	14,257	116	42,912
Natural gas liquids (MBbls)	5,450	2,202	15	7,667	5,123	2,213	13	7,349
Total (MBOE)	25,291	10,573	74	35,938	24,593	9,967	61	34,621
(1)Includes the Eagle Ford Shale and Rockies.
(2)Includes the Eagle Ford Shale and Rockies.

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the third quarter of 2022 decreased by $335 million, or 12%, to $2.4 billion from $2.8 billion during the second quarter of 2022. Lower average combined prices primarily for oil, and to a lesser extent natural gas liquids, contributed $422 million of the total decrease, which was partially offset by an increase of $87 million due to a 4% growth in production volumes in the third quarter of 2022 compared to the second quarter of 2022.

Other Revenues. The following table shows other insignificant revenue for the three months ended September 30, 2022 and June 30, 2022:

	Three Months Ended
(In millions)	September 30, 2022	June 30, 2022
Other operating income	$20	$16

Lease Operating Expenses. The following table shows lease operating expenses for the three months ended September 30, 2022 and June 30, 2022:

	Three Months Ended
	September 30, 2022		June 30, 2022
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$183	$5.09	$159	$4.59

Lease operating expenses increased by $24 million, or $0.50 on a per BOE basis for the third quarter of 2022 compared to the second quarter of 2022, primarily due increased utility charges of approximately $13 million and continued service cost inflation in other categories.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the three months ended September 30, 2022 and June 30, 2022:

	Three Months Ended
	September 30, 2022		June 30, 2022
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Production taxes	$125	$3.48	$139	$4.01
Ad valorem taxes	31	0.86	39	1.13
Total production and ad valorem expense	$156	$4.34	$178	$5.14

Production taxes as a % of oil, natural gas, and natural gas liquids revenue	5.2%		5.0%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of production revenues for the third quarter of 2022 remained consistent with the second quarter of 2022.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. During the third quarter of 2022, we reduced our 2022 ad valorem tax estimates to correlate with rates published during the quarter.

Gathering and Transportation Expense. The following table shows gathering and transportation expense for the three months ended September 30, 2022 and June 30, 2022:

	Three Months Ended
	September 30, 2022		June 30, 2022
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering and transportation	$71	$1.98	$61	$1.76

The increase in gathering and transportation expenses for the third quarter of 2022 compared to the second quarter of 2022 is primarily attributable to $6 million in additional charges incurred to transport production to pipelines where we have minimum volume commitments. The remainder of the increase is primarily due to annual contractual rate escalations.

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the three months ended September 30, 2022 and June 30, 2022:

	Three Months Ended
(In millions, except BOE amounts)	September 30, 2022	June 30, 2022
Depletion of proved oil and natural gas properties	$316	$306
Depreciation of other property and equipment	16	18
Other amortization	—	3
Asset retirement obligation accretion	4	3
Depreciation, depletion, amortization and accretion expense	$336	$330
Oil and natural gas properties depletion rate per BOE	$8.79	$8.84

Depletion of proved oil and natural gas properties increased for the third quarter of 2022 as compared to the second quarter of 2022 due primarily to the increase in production volumes in third quarter of 2022.

General and Administrative Expenses. The following table shows general and administrative expenses for the three months ended September 30, 2022 and June 30, 2022:

	Three Months Ended
	September 30, 2022		June 30, 2022
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$20	$0.56	$26	$0.75
Non-cash stock-based compensation	14	0.39	13	0.38
Total general and administrative expenses	$34	$0.95	$39	$1.13

The decrease in general and administrative expenses for the third quarter of 2022 compared to the second quarter of 2022 was primarily due to a reduction in net compensation and benefits costs and legal fees.

Other Operating Costs and Expenses. The following table shows other insignificant operating costs and expenses for the three months ended September 30, 2022 and June 30, 2022:

	Three Months Ended
(In millions)	September 30, 2022	June 30, 2022
Merger and integration expenses	$11	$—
Other operating expenses	$32	$23

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the three months ended September 30, 2022 and June 30, 2022:

	Three Months Ended
(In millions)	September 30, 2022	June 30, 2022
Gain (loss) on derivative instruments, net	$(24)	$(101)
Net cash received (paid) on settlements	$(96)	$(300)

We have not designated our commodity derivative instruments as hedges for accounting purposes. As a result, we mark our commodity derivative instruments to fair value and recognize the cash and non-cash changes in fair value on derivative instruments in earnings.

Certain of our interest rate swaps were designated as fair value hedges for accounting purposes, but were fully dedesignated at management’s election in the second quarter of 2022. After dedesignation, gains and losses due to settlements and changes in the fair value of the interest rate swaps are recognized in earnings in the caption “Gain (loss) on derivative instruments, net” on the condensed consolidated statements of operations. See Note 11—Derivatives of the condensed notes to the consolidated financial statements included elsewhere in this report for further details regarding our derivative instruments

Other Income (Expense). The following table shows other insignificant income and expenses for the three months ended September 30, 2022 and June 30, 2022:

	Three Months Ended
(In millions)	September 30, 2022	June 30, 2022
Interest expense, net	$(43)	$(39)
Other income (expense), net	$(5)	$1
Gain (loss) on extinguishment of debt	$(1)	$(4)
Income (loss) from equity investments	$19	$28

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the three months ended September 30, 2022 and June 30, 2022:

	Three Months Ended
(In millions)	September 30, 2022	June 30, 2022
Provision for (benefit from) income taxes	$290	$402

The change in our income tax provision for the third quarter of 2022 compared to the second quarter of 2022 was primarily due to the decrease in pre-tax income between the periods which resulted largely from the changes in gain (loss) on derivatives and revenues from oil, natural gas and natural gas liquids discussed above. In addition, a discrete tax benefit of $50 million was recorded in the third quarter of 2022 related to a partial reduction in Viper’s valuation allowance against its deferred tax assets. See Note 10—Income Taxes for further discussion of our income tax expense.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table sets forth selected operating data for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Revenues (In millions):
Oil sales	$5,988	$3,845
Natural gas sales	714	363
Natural gas liquid sales	856	528
Total oil, natural gas and natural gas liquid revenues	$7,558	$4,736

Production Data:
Oil (MBbls)	60,813	60,703
Natural gas (MMcf)	131,356	124,186
Natural gas liquids (MBbls)	22,177	19,992
Combined volumes (MBOE)(1)	104,883	101,393

Daily oil volumes (BO/d)	222,758	222,355
Daily combined volumes (BOE/d)	384,187	371,402

Average Prices:
Oil ($ per Bbl)	$98.47	$63.34
Natural gas ($ per Mcf)	$5.44	$2.92
Natural gas liquids ($ per Bbl)	$38.60	$26.41
Combined ($ per BOE)	$72.06	$46.71

Oil, hedged ($ per Bbl)(2)	$89.39	$50.46
Natural gas, hedged ($ per Mcf)(2)	$4.43	$2.13
Natural gas liquids, hedged ($ per Bbl)(2)	$38.60	$26.16
Average price, hedged ($ per BOE)(2)	$65.54	$37.97
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables set forth the mix of our production data by product and basin for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Oil (MBbls)	58%	60%
Natural gas (MMcf)	21%	20%
Natural gas liquids (MBbls)	21%	20%
	100%	100%

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	Midland Basin	Delaware Basin	Other(1)	Total	Midland Basin	Delaware Basin	Other(2)	Total
Production Data:
Oil (MBbls)	43,344	17,370	99	60,813	38,065	19,074	3,564	60,703
Natural gas (MMcf)	86,198	44,817	341	131,356	69,822	47,503	6,861	124,186
Natural gas liquids (MBbls)	15,323	6,805	49	22,177	12,146	6,438	1,408	19,992
Total (MBOE)	73,033	31,645	205	104,883	61,848	33,429	6,116	101,393
(1)Includes the Eagle Ford Shale and Rockies.
(2)Includes the Eagle Ford Shale, Rockies and High Plains.

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the nine months ended September 30, 2022 increased by $2.8 billion, or 60%, to $7.6 billion from $4.7 billion during the nine months ended September 30, 2021. Higher average oil prices, and to a lesser extent natural gas and natural gas liquids prices, contributed $2.7 billion of the total increase. The remainder of the overall change is due to a 3% increase in combined volumes sold.

Higher commodity prices during the nine months ended September 30, 2022 compared to the same period in 2021 primarily reflect the increase in demand for oil due to economic recovery from the COVID-19 pandemic and other macroeconomic factors such as the war in Ukraine as discussed in “—Recent Developments” above. The increase in production for the nine months ended September 30, 2022 compared to the same period in 2021 resulted primarily from recognizing nine months of production in the current period associated with production from the Guidon Acquisition and QEP Merger, which occurred late in the first quarter 2021, and new well additions between periods.

Other Revenues. The following table shows the other insignificant revenues for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(In millions)	2022	2021
Other operating income	$55	$39

Lease Operating Expenses. The following table shows lease operating expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$491	$4.68	$415	$4.09

Lease operating expenses increased by $76 million, or $0.59 per BOE for the nine months ended September 30, 2022 compared to the same period in 2021, primarily driven by an overall increase in utility and service costs driven by continued inflation. As a result of inflationary pressures, we have increased the expected range for our total lease operating expenses in 2022 to between $632 million and $704 million.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Production taxes	$384	$3.66	$245	$2.42
Ad valorem taxes	111	1.06	59	0.58
Total production and ad valorem expense	$495	$4.72	$304	$3.00

Production taxes as a % of oil, natural gas, and natural gas liquids revenue	5.1%		5.2%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of production revenues remained consistent for the nine months ended September 30, 2022 compared to the same period in 2021.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes for the nine months ended September 30, 2022 as compared to the same period in 2021 increased by $52 million primarily due to higher overall valuations resulting from an increase in commodity prices between valuation periods.

Gathering and Transportation Expense. The following table shows gathering and transportation expense for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering and transportation	$191	$1.82	$154	$1.52

The increase in gathering and transportation expenses for the nine months ended September 30, 2022 compared to the same period in 2021 is primarily attributable to the increase in production between periods, as well as an overall increase in the cost per BOE. On a per BOE basis, several individually insignificant factors contributed to the overall increase including higher third-party gas gathering expenses incurred after the sale of certain gas gathering assets during the fourth quarter of 2021, production added from the QEP Merger which has higher average gathering and transportation costs per BOE than our historical properties and annual contractual rate escalations.

We expect gathering and transportation expenses to range from approximately $253 million to $268 million in 2022.

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(In millions, except BOE amounts)	2022	2021
Depletion of proved oil and natural gas properties	$908	$899
Depreciation of other property and equipment	58	49
Other amortization	3	—
Asset retirement obligation accretion	10	7
Depreciation, depletion, amortization and accretion expense	$979	$955
Oil and natural gas properties depletion rate per BOE	$8.66	$8.87

The increase in depletion of proved oil and natural gas properties of $9 million for the nine months ended September 30, 2022 as compared to the same period in 2021 resulted largely from higher production volumes partially offset by a lower average depletion rate. The decline in rate resulted primarily from higher SEC prices utilized in the reserve calculations in the 2022 period, lengthening the economic life of the reserve base and resulting in higher projected remaining reserve volumes on our wells.

Impairment of Oil and Natural Gas Properties. No impairment expense was recorded for the nine months ended September 30, 2022. In connection with the QEP Merger and the Guidon Acquisition in the first quarter of 2021, we recorded the oil and natural gas properties acquired at fair value. Pursuant to SEC guidance, we determined the fair value of the properties acquired in the QEP Merger and the Guidon Acquisition clearly exceeded the related full cost ceiling limitation beyond a reasonable doubt. As such, we requested and received a waiver from the SEC to exclude the acquired properties from the first quarter 2021 ceiling test calculation. As a result, no impairment expense related to the QEP Merger and the Guidon Acquisition was recorded for the three months ended March 31, 2021. Had we not received the waiver from the SEC, an impairment charge of approximately $1.1 billion would have been recorded during the nine months ended September 30, 2021.

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

General and Administrative Expenses. The following table shows general and administrative expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$67	$0.64	$62	$0.61
Non-cash stock-based compensation	42	0.40	37	0.37
Total general and administrative expenses	$109	$1.04	$99	$0.98

The increase in general and administrative expenses for the nine months ended September 30, 2022 compared to the same period in 2021 was due primarily to higher compensation and benefits costs of $8 million primarily resulting largely from growth in our headcount, an increase in charitable donations of $4 million, and an increase in office costs of $1 million related to an office lease acquired in the QEP Merger. These increases were partially offset by $8 million in additional overhead charges billed to our wells, which reduced general and administrative expenses as a result of an increase in average rig count and the number of wells drilled in during the nine months ended September 30, 2022 compared to the same period in 2021.

Non-cash stock-based compensation increased by $5 million for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to a higher grant-date fair value for performance stock units issued in the first quarter of 2022 and the accelerated vesting of restricted stock held by transitional employees related to the QEP Merger.

Merger and Integration Expense. The following tables shows merger and integration expense for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(In millions)	2022	2021
Merger and integration expenses	$11	$77

Merger and integration expenses for the nine months ended September 30, 2022 relate to banking, legal and advisory fees incurred for the Rattler Merger. Merger and integration expense for the nine months ended September 30, 2021 includes $68 million in costs incurred for the QEP Merger and $9 million in costs incurred for the Guidon Acquisition. The QEP Merger related expenses primarily consisted of $38 million in severance costs and $30 million in banking, legal and advisory fees, and the Guidon Acquisition related expenses consisted primarily of advisory and legal fees. See Note 4—Acquisitions and

Divestitures of the condensed notes to the consolidated financial statements included elsewhere in this report for further details regarding the QEP Merger and the Guidon Acquisition.

Other Operating Costs and Expenses. The following table shows the other insignificant operating costs and expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(In millions)	2022	2021
Other operating expenses	$85	$81

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(In millions)	2022	2021
Gain (loss) on derivative instruments, net(1)	$(677)	$(895)
Net cash received (paid) on settlements(2)	$(816)	$(822)
(1)The nine months ended September 30, 2022 includes $6 million in losses related to interest rate swaps.
(2)The nine months ended September 30, 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $138 million. The nine months ended September 30, 2021 includes cash received on interest rate swap contracts terminated prior to their contractual maturity of $80 million.

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

Other Income (Expense). The following table shows other income and expenses for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(In millions)	2022	2021
Interest expense, net	$(122)	$(170)
Other income (expense), net	$(3)	$(4)
Gain (loss) on sale of equity method investments	$—	$23
Gain (loss) on extinguishment of debt	$(59)	$(73)
Income (loss) from equity investments	$56	$6

The decrease in net interest expense for the nine months ended September 30, 2022 compared to the same period in 2021, primarily reflects (i) a $31 million decrease in interest expense on our senior notes due largely to redemptions and repurchases of principal between the periods, and (ii) a $37 million increase in capitalized interest costs, which reduce interest expense. These reductions were partially offset by a $14 million increase in interest expense on our revolving credit facility. See Note 7—Debt of the condensed notes to the consolidated financial statements included elsewhere in this report for further details regarding outstanding borrowings.

Gain (loss) on extinguishment of debt reflects the difference between the carrying value and reacquisition price for the repurchases and redemptions of various senior notes during the 2022 and 2021 periods. See Note 7—Debt of the condensed notes to the consolidated financial statements included elsewhere in this report for further details regarding gain (loss) on extinguishment of debt.

The increase in income from our equity investments primarily reflects higher capacity utilization and price realizations for our midstream investees in 2022 compared to 2021, as well as $33 million in income from Rattler’s investment in an interconnected gas gathering system in the Midland Basin, which was acquired in the fourth quarter of 2021.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(In millions)	2022	2021
Provision for (benefit from) income taxes	$913	$352

The change in our income tax provision for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to the increase in pre-tax income which resulted largely from the changes in revenues from oil, natural gas and natural gas liquids, gain (loss) on derivatives and other expenses discussed above. See Note 10—Income Taxes of the condensed notes to the consolidated financial statements included elsewhere in this report for further discussion of our income tax expense.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

Historically, our primary sources of liquidity include cash flows from operations, proceeds from our public equity offerings, borrowings under our revolving credit facility, proceeds from the issuance of senior notes and sales of non-core assets. Our primary uses of capital have been for the acquisition, development and exploration of oil and natural gas properties. At September 30, 2022, we had approximately $1.4 billion of liquidity consisting of $15 million in standalone cash and cash equivalents and $1.4 billion available under our credit facility. As discussed below, our capital budget for 2022 is $1.94 billion to $1.95 billion. We have approximately $10 million of senior notes maturing in the next 12 months.

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

Cash Flow

Our cash flows for the nine months ended September 30, 2022 and 2021 are presented below:

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Net cash provided by (used in) operating activities	$4,884	$2,777
Net cash provided by (used in) investing activities	(1,952)	(1,323)
Net cash provided by (used in) financing activities	(3,570)	(1,021)
Net increase (decrease) in cash	$(638)	$433

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

The increase in operating cash flows for the nine months ended September 30, 2022 compared to the same period in 2021 primarily resulted from (i) an additional $2.8 billion in total revenue, (ii) a decrease of $31 million in net cash paid on settlements of derivative contracts, and (iii) fluctuations in other working capital balances due primarily to the timing of when collections are made on accounts receivable and payments are made on accounts payable and accrued liabilities. These cash inflows were partially offset by (i) a change of $711 million in cash paid for taxes due to making payments of $560 million in 2022 compared to receiving net refunds of $151 million in federal taxes under the 2020 CARES act in 2021, and (ii) an increase in our cash operating expenses of approximately $247 million, See “—Results of Operations” for discussion of significant changes in our revenues and expenses.

Investing Activities

The majority of our net cash used for investing activities during the nine months ended September 30, 2022 and 2021 was for drilling and completion costs in conjunction with our development program as well as the purchase of oil and gas properties which are discussed further in Note 4—Acquisitions and Divestitures of the condensed notes to the consolidated financial statements included elsewhere in this report.

Capital Expenditure Activities

Our capital expenditures excluding acquisitions and equity method investments (on a cash basis) were as follows for the specified period:

	Nine Months Ended September 30,
	2022	2021
	(In millions)
Drilling, completions and non-operated additions to oil and natural gas properties(1)	$1,203	$987
Infrastructure additions to oil and natural gas properties	124	43
Additions to midstream assets	69	23
Total	$1,396	$1,053
(1) See “—Recent Developments - Upstream Segment” above for additional detail on wells drilled and turned to production during the three and nine months ended September 30, 2022 and 2021.

Financing Activities

During the nine months ended September 30, 2022, net cash used in financing activities was primarily attributable to (i) $1.9 billion paid for the repurchase, repayment and redemption of principal outstanding on certain senior notes as discussed in “—2022 Debt Transactions” below, as well as $49 million of additional premiums paid in connection with the redemptions, (ii) $1.2 billion of dividends paid to stockholders, (iii) $904 million of repurchases as part of the share and unit repurchase programs, and (iv) $181 million in distributions to non-controlling interest. These cash outflows were partially offset by $750 million in proceeds from the March 2022 Notes.

Net cash used in financing activities for the nine months ended September 30, 2021 was primarily attributable to (i) $2.5 billion paid for the repurchase of principal outstanding on certain senior notes, as well as $178 million of additional premiums paid in connection with the repurchases, (ii) $221 million of dividends paid to stockholders, (iii) $94 million of repayments under our credit facilities, net of borrowings, (iv) $72 million in distributions to non-controlling interest, and (v) $85 million of repurchases as part of the share and unit repurchase programs. These cash outflows were partially offset by $2.2 billion in proceeds from the March 2021 Notes.

Capital Resources

Revolving Credit Facilities and Other Debt Instruments

As of September 30, 2022, our debt, including the debt of Viper and the then-outstanding Rattler 5.625% Senior Notes due 2025, consisted of approximately $5.0 billion in aggregate outstanding principal amount of senior notes, $480 million in aggregate outstanding borrowings under revolving credit facilities and $18 million in outstanding amounts due under our DrillCo Agreement.

As of September 30, 2022, the maximum credit amount available under our credit agreement was $1.6 billion, with $235 million in outstanding borrowings and approximately $1.4 billion available for future borrowings. As of September 30, 2022, there was an aggregate of $3 million in outstanding letters of credit, which reduce available borrowings under our credit agreement on a dollar for dollar basis. During the second quarter of 2022, we extended the maturity date on our credit agreement by one year to June 2, 2027, and may further extend it by two one-year extensions pursuant to the terms set forth in the credit agreement.

Viper’s Credit Agreement

The Viper credit agreement, as amended to date, matures on June 2, 2025 and provides for a revolving credit facility in the maximum credit amount of $2.0 billion, with a borrowing base of $580 million as of September 30, 2022, although Viper LLC had elected a commitment amount of $500 million, based on Viper LLC’s oil and natural gas reserves and other factors. As of September 30, 2022, there were $245 million of outstanding borrowings and $255 million available for future borrowings under the Viper credit agreement.

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

In connection with the Rattler Merger in August 2022, all outstanding obligations under Rattler LLC’s credit agreement in the amount of $269 million were fully repaid, all liens granted to secure such obligations were released and Rattler LLC’s credit agreement was terminated. See Note 7—Debt and “—Recent Developments.”

As discussed in “—Recent Developments,” in October 2022, we issued $1.1 billion in principal amount of 6.25% Senior Notes due in 2033 for net proceeds of approximately $1.1 billion and in November 2022, we fully redeemed the $500 million principal amount of Rattler’s outstanding 5.625% Senior Notes due 2025, including a premium and accrued and unpaid interest thereon, with a portion of the net proceeds from the October 2022 Notes offering.

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

For additional discussion of our outstanding debt as of September 30, 2022, see Note 7—Debt of the condensed notes to the consolidated financial statements included elsewhere in this report.

Debt Ratings

We receive debt ratings from the major ratings agencies in the U.S. In determining our debt ratings, the agencies consider a number of qualitative and quantitative items including, but not limited to, commodity pricing levels, our liquidity, asset quality, reserve mix, debt levels, cost structure, planned asset sales and production growth opportunities. Our credit rating from Standard and Poor’s Global Ratings Services is BBB-. Our credit rating from Fitch Investor Services is BBB. As of September 30, 2022, our credit rating from Moody’s Investor Services was Baa3, which was further upgraded to Baa2 in October 2022. Any rating downgrades may result in additional letters of credit or cash collateral being posted under certain contractual arrangements.

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

2022 Capital Spending Plan

Our board of directors has approved a revised 2022 capital budget for drilling, midstream and infrastructure of approximately $1.94 billion to $1.95 billion. We estimate that, of these expenditures, approximately:

•$1.70 billion to $1.72 billion will be spent primarily on drilling approximately 260 gross (approximately 240 net) horizontal wells and completing approximately 275 gross (approximately 253 net) horizontal wells across our operated and non-operated leasehold acreage in the Northern Midland and Southern Delaware Basins, with an average lateral length of approximately 10,200 feet;

•Approximately $85 million will be spent on midstream infrastructure, excluding joint venture investments; and

•Approximately $150 million will be spent on infrastructure and environmental expenditures, excluding the cost of any leasehold and mineral interest acquisitions.

    We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted.

The amount and timing of our capital expenditures are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. We are currently operating 15 drilling rigs and 3 completion crews. We will continue monitoring commodity prices and overall market conditions and can adjust our rig cadence and our capital expenditure budget in response to changes in commodity prices and overall market conditions.

Dividends and Repurchases of Securities

In addition to our base dividend program, in the first quarter of 2022 we initiated a variable dividend strategy whereby we may pay a quarterly variable dividend based on the prior quarter’s free cash flow remaining after the payment of the base dividend. Beginning in the third quarter of 2022, our board of directors approved an increase to this return of capital commitment to at least 75% of free cash flow, up from the previous commitment of at least 50% of free cash flow. We have declared a base plus variable cash dividend for the third quarter of 2022 of $2.26 per share of common stock.

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

Future base and variable dividends are at the discretion of our board of directors, and the board of directors may change the dividend amount from time to time based on the Company's outlook for commodity prices, liquidity, debt levels, capital resources, free cash flow and other factors. The Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount of any future dividends. Any future variable dividends, if declared and paid, will by their nature fluctuate based on the Company's free cash flow, which will depend on a number of factors beyond the Company's control, including commodity prices.

As of November 4, 2022, we have repurchased 10.5 million shares of our common stock for a total cost of $1.2 billion since the inception of the repurchase program. We intend to continue to purchase shares under this repurchase program opportunistically with available funds primarily from cash flow from operations and liquidity events such as the sale of assets while maintaining sufficient liquidity to fund our capital expenditure programs. See Note 8—Stockholders' Equity and Earnings Per Share of the condensed notes to the consolidated financial statements included elsewhere in this report for further discussion of the repurchase program.

Income Taxes

We expect our cash tax rate to be 10% to 15% of pre-tax income for the year ended December 31, 2022. See Note 10—Income Taxes of the condensed notes to the consolidated financial statements included elsewhere in this report for further discussion of our income taxes.

Guarantor Financial Information

As of September 30, 2022, Diamondback E&P is the sole guarantor under the indentures governing the outstanding December 2019 Notes, the March 2021 Notes and the March 2022 Notes.

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

	September 30, 2022	December 31, 2021
Summarized Balance Sheets:	(In millions)
Assets:
Current assets	$777	$1,148
Property and equipment, net	$16,220	$14,778
Other noncurrent assets	$42	$55
Liabilities:
Current liabilities	$1,513	$1,221
Intercompany accounts payable, non-guarantor subsidiary	$2,056	$1,440
Long-term debt	$4,151	$5,093
Other noncurrent liabilities	$2,214	$1,549

Nine Months Ended September 30, 2022
Summarized Statement of Operations:	(In millions)
Revenues	$5,969
Income (loss) from operations	$4,032
Net income (loss)	$2,328

Critical Accounting Estimates

There have been no changes in our critical accounting estimates from those disclosed in our Annual Report on Form  10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies included in the condensed notes to the consolidated financial statements included elsewhere in this Quarterly Report for recent accounting pronouncements not yet adopted, if any.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Our major market risk exposure in our exploration and production business is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years. Although demand and market prices for oil and natural gas have recently increased, we cannot predict events, including the outcome of the war in Ukraine, rising interest rates, global supply chain disruptions, a potential economic downturn or recession, the COVID-19 pandemic, that may lead to future price volatility and the near term energy outlook remains subject to heightened levels of uncertainty. Further, the prices we receive for production depend on many other factors outside of our control.

We use derivatives, including swaps, basis swaps, roll swaps, costless collars, puts and basis puts, to reduce price volatility associated with certain of our oil and natural gas sales.

At September 30, 2022, we had a net asset derivative position of $38 million, related to our commodity price risk derivatives. Utilizing actual derivative contractual volumes under our commodity price derivatives as of September 30, 2022, a 10% increase in forward curves associated with the underlying commodity would have decreased the net asset position by $26 million to $12 million, while a 10% decrease in forward curves associated with the underlying commodity would have increased the net asset position by $26 million to $64 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument. For additional information on our open commodity derivative instruments at September 30, 2022, see Note 11—Derivatives included in the condensed notes to the consolidated financial statements included elsewhere in this Quarterly Report.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are due to the concentration of receivables from the sale of our oil and natural gas production (approximately $669 million at September 30, 2022), and to a lesser extent, receivables resulting from joint interest and other receivables (approximately $115 million at September 30, 2022).

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facilities and changes in the fair value of our fixed rate debt. Outstanding borrowings under the credit agreement bear interest at a per annum rate elected by Diamondback E&P. At September 30, 2022, the applicable margin ranges from 0.125% to 1.000% per annum in the case of the alternate base rate, and from 1.125% to 2.000% per annum in the case of Adjusted Term SOFR, in each case based on the pricing level. The pricing level depends on certain rating agencies’ ratings of our long-term senior unsecure debt. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows. For additional information on our variable interest rate debt at September 30, 2022, see Note 7—Debt included in the condensed notes to the consolidated financial statements included elsewhere in this Quarterly Report.

Historically, we have at times used interest rates swaps to manage our exposure to (i) interest rate changes on our floating-rate date and (ii) fair value changes on our fixed rate debt. At September 30, 2022, we have interest rate swap agreements for a notional amount of $1.2 billion to manage the impact of changes to the fair value of our fixed rate senior notes due to changes in market interest rates through December 2029. We pay an average variable rate of interest for these swaps based on three month LIBOR plus 2.1865% and receive a fixed interest rate of 3.5% from our counterparties. At September 30, 2022, our receive-fixed, pay-variable interest rate swaps were in a net liability position of $203 million, and the weighted average variable rate was 3.84%. For additional information on our interest rate swaps, see Note 11—Derivatives included in the condensed notes to the consolidated financial statements included elsewhere in this Quarterly Report.

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

As of September 30, 2022, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2022, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

As of the date of this filing, in addition to the factors discussed elsewhere in this report, we continue to be subject to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, Part II, Item 1A Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, filed with the SEC on May 5, 2022, Part II, Item 1A Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, filed with the SEC on August 3, 2022 and in subsequent filings we make with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common stock repurchase activity for the three months ended September 30, 2022 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)
	($ In millions, except per share amounts, shares in thousands)
July 1, 2022 - July 31, 2022	1,761	$113.70	1,761	$3,060
August 1, 2022 - August 31, 2022	1,713	$126.57	1,713	$2,843
September 1, 2022 - September 30, 2022	448	$124.04	448	$2,788
Total	3,922	$120.50	3,922
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

3.4
Third Amended and Restated Bylaws of the Company, adopted as of September 28, 2022 (incorporated by reference to Exhibit 3.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on October 3, 2022).

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

4.4
Sixth Supplemental Indenture, dated as of October 28, 2022, by and among the Company, Diamondback E&P LLC and Computershare Trust Company, National Association, as successor trustee to Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on October 28, 2022).

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

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

DIAMONDBACK ENERGY, INC.

Date:	November 8, 2022	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2022	/s/ Kaes Van’t Hof
Kaes Van’t Hof
Chief Financial Officer
(Principal Financial Officer)