Form 10-Q
period 2023-03-31
Diamondback Energy, Inc.
filed 2023-05-03
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of April 28, 2023, the registrant had 181,093,498 shares of common stock outstanding.

DIAMONDBACK ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

i

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and natural gas industry terms that are used in this Quarterly Report on Form 10-Q (this “report”):

Argus WTI Midland	Crude oil price index at the Permian Basin.
Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BO	One barrel of crude oil.
BO/d	One BO per day.
BOE	One barrel of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	BOE per day.
British Thermal Unit or Btu	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
Gross acres or gross wells	The total acres or wells, as the case may be, in which a working interest is owned.
Henry Hub	Louisiana natural gas pricing index.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbl	One thousand barrels of crude oil and other liquid hydrocarbons.
MBOE	One thousand BOE.
MBOE/d	One thousand BOE per day.
Mcf	One thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	One million British Thermal Units.
MMcf	Million cubic feet of natural gas.
Net acres or net wells	The sum of the fractional working interest owned in gross acres.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Prospect	A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.
Proved reserves	The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.
Reserves	The estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves are not assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or crude oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development, which may be subject to expiration.
Waha Hub	West Texas natural gas index.
Working interest	An operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.
WTI	West Texas Intermediate.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms that are used in this report:

ASU	Accounting Standards Update.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board.
GAAP	Accounting principles generally accepted in the United States.
LIBOR	The London interbank offered rate.
NYMEX	New York Mercantile Exchange.
OPEC	Organization of the Petroleum Exporting Countries.
SEC	United States Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
Guaranteed Senior Notes	The outstanding senior notes issued by Diamondback Energy, Inc. under indentures where Diamondback E&P is the sole guarantor, consisting of the 3.250% Senior Notes due 2026, 3.500% Senior Notes due 2029, 3.125% Senior Notes due 2031, 6.250% Senior Notes due 2033, 4.400% Senior Notes due 2051, 4.250% Senior Notes due 2052 and 6.250% Senior Notes due 2053.
SOFR	The secured overnight financing rate.
TSR	Total stockholder return of the Company’s common stock.
Wells Fargo	Wells Fargo Bank, National Association.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties, and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations (including drilling plans and capital plans); estimates and projections of revenues, losses, costs, expenses, returns, cash flow, and financial position; reserve estimates and our ability to replace or increase reserves; anticipated benefits of strategic transactions (including acquisitions and divestitures); and plans and objectives of management (including plans for future cash flow from operations and for executing environmental strategies) are forward-looking statements. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to the Company are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this report and detailed under Part II, Item 1A. Risk Factors in this report and our Annual Report on Form 10–K for the year ended December 31, 2022 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of the Company and its consolidated subsidiaries.

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
•changes in general economic, business or industry conditions, including changes in foreign currency exchange rates, interest rates and inflation rates, instability in the financial sector and concerns over a potential economic downturn or recession;
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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
	2023	2022
	(In millions, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$46	$157
Restricted cash	7	7
Accounts receivable:
Joint interest and other, net	148	104
Oil and natural gas sales, net	606	618
Inventories	69	67
Derivative instruments	60	132
Income tax receivable	188	284
Prepaid expenses and other current assets	36	23
Total current assets	1,160	1,392
Property and equipment:
Oil and natural gas properties, full cost method of accounting ($8,711 million and $8,355 million excluded from amortization at March 31, 2023 and December 31, 2022, respectively)	39,321	37,122
Other property, equipment and land	1,431	1,481
Accumulated depletion, depreciation, amortization and impairment	(15,238)	(14,844)
Property and equipment, net	25,514	23,759
Funds held in escrow	—	119
Equity method investments	573	566
Assets held for sale	143	158
Derivative instruments	8	23
Deferred income taxes, net	62	64
Investment in real estate, net	86	86
Other assets	43	42
Total assets	$27,589	$26,209
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$241	$127
Accrued capital expenditures	466	480
Current maturities of long-term debt	10	10
Other accrued liabilities	350	399
Revenues and royalties payable	716	619
Derivative instruments	52	47
Income taxes payable	51	34
Total current liabilities	1,886	1,716
Long-term debt	6,950	6,238
Derivative instruments	150	148
Asset retirement obligations	306	336
Deferred income taxes	2,161	2,069
Other long-term liabilities	13	12
Total liabilities	11,466	10,519
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; 400,000,000 shares authorized; 181,604,781 and 179,840,797 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	14,502	14,213
Retained earnings (accumulated deficit)	967	801
Accumulated other comprehensive income (loss)	(7)	(7)
Total Diamondback Energy, Inc. stockholders’ equity	15,464	15,009
Non-controlling interest	659	681
Total equity	16,123	15,690
Total liabilities and equity	$27,589	$26,209

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In millions, except per share amounts, shares in thousands)
Revenues:
Oil sales	$1,654	$1,946
Natural gas sales	69	154
Natural gas liquid sales	179	289
Other operating income	23	19
Total revenues	1,925	2,408
Costs and expenses:
Lease operating expenses	192	149
Production and ad valorem taxes	155	161
Gathering and transportation	68	59
Depreciation, depletion, amortization and accretion	403	313
General and administrative expenses	40	36
Merger and integration expenses	8	—
Other operating expenses	34	30
Total costs and expenses	900	748
Income (loss) from operations	1,025	1,660
Other income (expense):
Interest expense, net	(46)	(40)
Other income (expense), net	53	1
Gain (loss) on derivative instruments, net	(93)	(552)
Gain (loss) on extinguishment of debt	—	(54)
Income (loss) from equity investments	14	9
Total other income (expense), net	(72)	(636)
Income (loss) before income taxes	953	1,024
Provision for (benefit from) income taxes	207	221
Net income (loss)	746	803
Net income (loss) attributable to non-controlling interest	34	24
Net income (loss) attributable to Diamondback Energy, Inc.	$712	$779
Earnings (loss) per common share:
Basic	$3.88	$4.35
Diluted	$3.88	$4.35
Weighted average common shares outstanding:
Basic	181,988	177,565
Diluted	181,988	177,567
Dividends declared per share	$0.83	$3.05

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares	Amount
	($ in millions, shares in thousands)
Balance December 31, 2022	179,841	$2	$14,213	$801	$(7)	$681	$15,690
Unit-based compensation	—	—	—	—	—	1	1
Distribution equivalent rights payments	—	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	15	—	—	—	15
Cash paid for tax withholding on vested equity awards	(119)	—	(18)	—	—	—	(18)
Repurchased shares under buyback program	(2,531)	—	(332)	—	—	—	(332)
Repurchased units under buyback programs	—	—	—	—	—	(34)	(34)
Common shares issued for acquisition	4,330	—	633	—	—	—	633
Distributions to non-controlling interest	—	—	—	—	—	(34)	(34)
Dividend paid	—	—	—	(542)	—	—	(542)
Exercise of stock options and issuance of restricted stock units and awards	84	—	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	(9)	—	—	11	2
Net income (loss)	—	—	—	712	—	34	746
Balance March 31, 2023	181,605	$2	$14,502	$967	$(7)	$659	$16,123

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Non-Controlling Interest	Total
	Shares	Amount
	($ in millions, shares in thousands)
Balance December 31, 2021	177,551	$2	$14,084	$(1,998)	$1,157	$13,245
Unit-based compensation	—	—	—	—	3	3
Distribution equivalent rights payments	—	—	—	—	(1)	(1)
Stock-based compensation	—	—	16	—	—	16
Cash paid for tax withholding on vested equity awards	—	—	(15)	—	—	(15)
Repurchased shares under buyback program	(58)	—	(7)	—	—	(7)
Repurchased units under buyback programs	—	—	—	—	(42)	(42)
Distributions to non-controlling interest	—	—	—	—	(47)	(47)
Dividend paid	—	—	—	(107)	—	(107)
Exercise of stock options and issuance of restricted stock units and awards	58	—	1	—	—	1
Change in ownership of consolidated subsidiaries, net	—	—	(12)	—	15	3
Net income (loss)	—	—	—	779	24	803
Balance March 31, 2022	177,551	$2	$14,067	$(1,326)	$1,109	$13,852

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In millions)
Cash flows from operating activities:
Net income (loss)	$746	$803
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (benefit from) deferred income taxes	97	89
Depreciation, depletion, amortization and accretion	403	313
(Gain) loss on extinguishment of debt	—	54
(Gain) loss on derivative instruments, net	93	552
Cash received (paid) on settlement of derivative instruments	1	(420)
(Income) loss from equity investment	(14)	(9)
Equity-based compensation expense	11	15
Other	(34)	14
Changes in operating assets and liabilities:
Accounts receivable	(36)	(403)
Income tax receivable	95	1
Prepaid expenses and other	—	2
Accounts payable and accrued liabilities	(26)	(13)
Income tax payable	17	132
Revenues and royalties payable	60	125
Other	12	(3)
Net cash provided by (used in) operating activities	1,425	1,252
Cash flows from investing activities:
Drilling, completions and infrastructure additions to oil and natural gas properties	(622)	(418)
Additions to midstream assets	(35)	(19)
Property acquisitions	(880)	(284)
Proceeds from sale of assets	264	35
Other	(6)	(30)
Net cash provided by (used in) investing activities	(1,279)	(716)
Cash flows from financing activities:
Proceeds from borrowings under credit facilities	1,696	79
Repayments under credit facilities	(989)	(100)
Proceeds from senior notes	—	750
Repayment of senior notes	—	(1,500)
Proceeds from (repayments to) joint venture	—	5
Premium on extinguishment of debt	—	(47)
Repurchased shares under buyback program	(332)	(7)
Repurchased units under buyback program	(34)	(42)
Dividends paid to stockholders	(542)	(107)
Distributions to non-controlling interest	(34)	(47)
Other	(22)	(25)
Net cash provided by (used in) financing activities	(257)	(1,041)
Net increase (decrease) in cash and cash equivalents	(111)	(505)
Cash, cash equivalents and restricted cash at beginning of period	164	672
Cash, cash equivalents and restricted cash at end of period	$53	$167

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

As of March 31, 2023, the wholly owned subsidiaries of Diamondback include Diamondback E&P LLC (“Diamondback E&P”), a Delaware limited liability company, Viper Energy Partners GP LLC, a Delaware limited liability company (“Viper’s General Partner”), Rattler Midstream GP LLC, a Delaware limited liability company (“Rattler’s GP”), Rattler Midstream LP, a Delaware limited partnership (“Rattler”), and QEP Resources, Inc. (“QEP”), a Delaware corporation.

Rattler Merger

On August 24, 2022 (the “Effective Date”), the Company completed the merger with Rattler pursuant to which the Company acquired all of the approximately 38.51 million publicly held outstanding common units of Rattler in exchange for approximately 4.35 million shares of the Company’s common stock (the “Rattler Merger”). Rattler continued as the surviving entity. Following the Rattler Merger, the Company owns all of Rattler’s outstanding common units and Class B units, and Rattler GP remains the general partner of Rattler. Following the closing of the Rattler Merger, Rattler’s common units were delisted from the NASDAQ Global Select Market and Rattler filed a certification on Form 15 with the SEC requesting the deregistration of its common units and suspension of Rattler’s reporting obligations under the Exchange Act.

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation. The Company has one reportable segment, the upstream segment.

Diamondback’s publicly traded subsidiary Viper Energy Partners LP (“Viper”) is consolidated in the Company’s financial statements. As of March 31, 2023, the Company owned approximately 56% of Viper’s total units outstanding. The Company’s wholly owned subsidiary, Viper Energy Partners GP LLC, is the general partner of Viper. The results of operations attributable to the non-controlling interest in Viper are presented within equity and net income and are shown separately from the equity and net income attributable to the Company.

These condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10–Q should be read in conjunction with the Company’s most recent Annual Report on Form 10–K for the fiscal year ended December 31, 2022, which contains a summary of the Company’s significant accounting policies and other disclosures.

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

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, the war in Ukraine, the COVID-19 pandemic, rising interest rates, global supply chain disruptions, concerns about a potential economic downturn or recession, recent measures to combat persistent inflation, and instability in the financial sector have contributed to recent economic and pricing volatility. The financial results of companies in the oil and natural gas industry have been impacted materially as a result of these events and changing market conditions. Such circumstances generally increase uncertainty in the Company’s accounting estimates, particularly those involving financial forecasts.

The Company evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods the Company considers reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Company’s estimates. Any effects on the Company’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include estimates of proved oil and natural gas reserves and related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas properties, fair value estimates of derivative instruments, the fair value determination of acquired assets and liabilities assumed and estimates of income taxes, including deferred tax valuation allowances.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In October 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This update required the acquirer in a business combination to record contract asset and liabilities following Topic 606 – “Revenue from Contracts with Customers” at acquisition as if it had originated the contract, rather than at fair value. The Company adopted this update effective January 1, 2023. The adoption of this update did not have a material impact on its financial position, results of operations or liquidity.

Accounting Pronouncements Not Yet Adopted

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842) – Common Control Arrangements.” This update (i) requires all lessees that are a party to a lease between entities under common control in which there are leasehold improvements to record amortization utilizing the shorter period of the remaining lease term and the useful life of the improvements, and (ii) requires leasehold improvements to be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. This update is effective for public business entities beginning after December 15, 2023 with early adoption permitted. The Company may adopt this update (i) prospectively to all new leasehold improvements on or after the date of adoption, (ii) prospectively to all new and existing leasehold improvements on or after the date of adoption, or (iii) retrospectively to the beginning of the period in which the Company first applied Topic 842. The Company continues to evaluate the provisions of this update, but does not believe the adoption will have a material impact on its financial position, results of operations or liquidity.

The Company considers the applicability and impact of all ASUs. ASUs not discussed above were assessed and determined to be either not applicable, the effects of adoption are not expected to be material or are clarifications of ASUs previously disclosed.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from Contracts with Customers

The following tables present the Company’s revenue from contracts with customers disaggregated by product type and basin:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$1,295	$358	$1	$1,654	$1,398	$545	$3	$1,946
Natural gas sales	48	21	—	69	98	56	—	154
Natural gas liquid sales	132	47	—	179	191	97	1	289
Total	$1,475	$426	$1	$1,902	$1,687	$698	$4	$2,389

4.    ACQUISITIONS AND DIVESTITURES

2023 Activity

Lario Acquisition

On January 31, 2023, the Company closed on its acquisition of all leasehold interests and related assets of Lario Permian, LLC, a wholly owned subsidiary of Lario Oil and Gas Company, and certain associated sellers (collectively “Lario”). The acquisition included approximately 25,000 gross (16,000 net) acres in the Midland Basin and certain related oil and gas assets (the “Lario Acquisition”), in exchange for 4.33 million shares of the Company’s common stock and $814 million in cash, including certain customary post-closing adjustments. The cash portion of the consideration for the Lario Acquisition was funded through a combination of cash on hand, a portion of the net proceeds from the Company’s December 2022 senior notes offering and borrowings under the Company’s revolving credit facility.

The following table presents the acquisition consideration paid in the Lario Acquisition (in millions, except per share data, shares in thousands):

Consideration:
Shares of Diamondback common stock issued at closing	4,330
Closing price per share of Diamondback common stock on the closing date	$146.12
Fair value of Diamondback common stock issued	$633
Cash consideration	814
Total consideration (including fair value of Diamondback common stock issued)	$1,447

Purchase Price Allocation

The Lario Acquisition has been accounted for as a business combination using the acquisition method. The following table represents the allocation of the total purchase price paid in the Lario Acquisition to the identifiable assets acquired and the liabilities assumed based on the fair values at the acquisition date. Although the purchase price allocation is substantially complete as of the date of this filing, there may be further adjustments to the fair value of certain assets acquired and liabilities assumed, including but not limited to the Company’s oil and natural gas properties. The Company expects to complete the purchase price allocation during the 12-month period following the acquisition date and may revise the value of the assets and liabilities as appropriate within that time frame.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The following table sets forth the Company’s preliminary purchase price allocation (in millions):

Total consideration	$1,447

Fair value of liabilities assumed:
Other long-term liabilities	37

Fair value of assets acquired:
Oil and natural gas properties	1,457
Inventories	2
Other property, equipment and land	25
Amount attributable to assets acquired	1,484
Net assets acquired and liabilities assumed	$1,447

Oil and natural gas properties were valued using an income approach utilizing the discounted cash flow method, which takes into account production forecasts, projected commodity prices and pricing differentials, and estimates of future capital and operating costs which were then discounted utilizing an estimated weighted-average cost of capital for industry market participants. The fair value of acquired midstream assets, vehicles and a field office were based on the cost approach, which utilized asset listings and cost records with consideration for the reported age, condition, utilization and economic support of the assets and were included in the Company’s consolidated balance sheets under the caption “Other property, equipment and land.” The majority of the measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and are therefore considered Level 3 inputs in the fair value hierarchy.

With the completion of the Lario Acquisition, the Company acquired proved properties of $924 million and unproved properties of $533 million. The results of operations attributable to the Lario Acquisition since the acquisition date have been included in the consolidated statements of operations and include $90 million of total revenue and $32 million of net income for the three months ended March 31, 2023.

Divestitures

On January 9, 2023, the Company divested its 10% non-operating equity investment in Gray Oak Pipeline, LLC (“Gray Oak”) for $172 million in cash proceeds and recorded a gain on the sale of equity method investments of approximately $53 million in the first quarter of 2023 that was included in “Other income (expense), net” on the condensed consolidated statement of operations.

On March 31, 2023, the Company divested non-core assets consisting of approximately 4,900 net acres in Ward and Winkler counties to unrelated third-party buyers for $79 million in cash, including customary post-closing adjustments.

2022 Activity

FireBird Energy LLC

On November 30, 2022, the Company closed on its acquisition of all leasehold interests and related assets of FireBird Energy LLC, which included approximately 75,000 gross (68,000 net) acres in the Midland Basin and certain related oil and gas assets, in exchange for 5.92 million shares of the Company’s common stock and $787 million in cash, including certain customary post-closing adjustments. The cash portion of the consideration for the FireBird Acquisition was funded through a combination of cash on hand and borrowings under the Company’s revolving credit facility. As a result of the FireBird Acquisition, the Company added approximately 854 gross producing wells.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Other 2022 Acquisitions

Additionally during the year ended December 31, 2022, the Company acquired, from unrelated third-party sellers, approximately 4,000 net acres and over 200 gross wells in the Permian Basin for an aggregate purchase price of approximately $220 million in cash, including customary post-closing adjustments. The acquisitions were funded through cash on hand.

Divestitures of Certain Non-Core Assets

In October 2022, the Company completed the divestiture of non-core Delaware Basin acreage consisting of approximately 3,272 net acres, with net production of approximately 550 BO/d (800 BOE/d) for $155 million of net proceeds. The Company used the net proceeds from this transaction towards debt reduction.

Pro Forma Financial Information

The following unaudited summary pro forma financial information for the three months ended March 31, 2023 and 2022 has been prepared to give effect to the Firebird Acquisition and the Lario Acquisition as if they had occurred on January 1, 2022. The unaudited pro forma financial information does not purport to be indicative of what the combined company’s results of operations would have been if these transactions had occurred on the dates indicated, nor is it indicative of the future financial position or results of operations of the combined company.

The below information reflects pro forma adjustments for the issuance of the Company’s common stock as consideration for the Firebird Acquisition and the Lario Acquisition, as well as pro forma adjustments based on available information and certain assumptions that the Company believes are reasonable, including adjustments to depreciation, depletion and amortization based on the full cost method of accounting.

Additionally, pro forma earnings for the three months ended March 31, 2023 were adjusted to exclude acquisition-related costs incurred by the Company of $6 million for the Lario Acquisition and $2 million for the FireBird Acquisition, which consist primarily of legal and advisory fees. The pro forma results of operations do not include any cost savings or other synergies that may result from the Firebird Acquisition and the Lario Acquisition or any estimated costs that have been or will be incurred by the Company to integrate the acquired assets. The pro forma financial data does not include the results of operations for any other acquisitions made during the periods presented, as they were primarily acreage acquisitions and their results were not deemed material.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(In millions, except per share amounts)
Revenues	$1,970	$2,604
Income (loss) from operations	$1,058	$1,777
Net income (loss)	$740	$907
Basic earnings (loss) per common share	$3.94	$4.80
Diluted earnings (loss) per common share	$3.94	$4.80

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
5.    PROPERTY AND EQUIPMENT

Property and equipment includes the following as of the dates indicated:

	March 31,	December 31,
	2023	2022
	(In millions)
Oil and natural gas properties:
Subject to depletion	$30,610	$28,767
Not subject to depletion	8,711	8,355
Gross oil and natural gas properties	39,321	37,122
Accumulated depletion	(7,050)	(6,671)
Accumulated impairment	(7,954)	(7,954)
Oil and natural gas properties, net	24,317	22,497
Other property, equipment and land	1,431	1,481
Accumulated depreciation, amortization, accretion and impairment	(234)	(219)
Total property and equipment, net	$25,514	$23,759

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter which determines a limit, or ceiling, on the book value of proved oil and natural gas properties. No impairment expense was recorded for the three months ended March 31, 2023 or 2022 based on the results of the respective quarterly ceiling tests.

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

6.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligations liability for the following periods:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Asset retirement obligations, beginning of period	$347	$171
Additional liabilities incurred	7	21
Liabilities acquired	4	2
Liabilities settled and divested	(18)	(5)
Accretion expense	4	3
Revisions in estimated liabilities	(32)	75
Asset retirement obligations, end of period	312	267
Less current portion(1)	6	13
Asset retirement obligations - long-term	$306	$254
(1) The current portion of the asset retirement obligation is included in other accrued liabilities in the Company’s condensed consolidated balance sheets.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
7.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	March 31,	December 31,
	2023	2022
	(In millions)
5.250% Senior Notes due 2023	$10	$10
3.250% Senior Notes due 2026	780	780
5.625% Senior Notes due 2026	14	14
7.125% Medium-term Notes, Series B, due 2028	73	73
3.500% Senior Notes due 2029	1,021	1,021
3.125% Senior Notes due 2031	789	789
6.250% Senior Notes due 2033	1,100	1,100
4.400% Senior Notes due 2051	650	650
4.250% Senior Notes due 2052	750	750
6.250% Senior Notes due 2053	650	650
Unamortized debt issuance costs	(43)	(43)
Unamortized discount costs	(25)	(26)
Unamortized premium costs	5	4
Unamortized basis adjustment of dedesignated interest rate swap agreements(1)	(103)	(106)
Revolving credit facility	589	—
Viper revolving credit facility	270	152
Viper 5.375% Senior Notes due 2027	430	430
Total debt, net	6,960	6,248
Less: current maturities of long-term debt	10	10
Total long-term debt	$6,950	$6,238
(1)    Represents the unamortized basis adjustment related to two receive-fixed, pay variable interest rate swap agreements which were previously designated as fair value hedges of the Company’s $1.2 billion 3.500% fixed rate senior notes due 2029. These swaps were dedesignated in the second quarter of 2022 as discussed further in Note 11—Derivatives.

References in this section to the Company shall mean Diamondback Energy, Inc. and Diamondback E&P, collectively, unless otherwise specified.

Credit Agreement

As of March 31, 2023, Diamondback E&P, as borrower, and Diamondback Energy, Inc., as parent guarantor, have a credit agreement, as amended, which provides for a maximum credit amount of $1.6 billion. As of March 31, 2023, the Company had $589 million in outstanding borrowings under the credit agreement and $1.0 billion available for future borrowings. There were no borrowings under the credit agreement during the three months ended March 31, 2022. During the three months ended March 31, 2023 the weighted average interest rate on borrowings under the credit agreement was 6.02%.

As of March 31, 2023, the Company was in compliance with all financial maintenance covenants under the credit agreement.

Viper’s Credit Agreement

Viper LLC’s credit agreement, as amended, provides for a revolving credit facility in the maximum credit amount of $2.0 billion with a borrowing base of $580 million based on Viper LLC’s oil and natural gas reserves and other factors. As of March 31, 2023, the elected commitment amount was $500 million with $270 million of outstanding borrowings and $230 million available for future borrowings. During the three months ended March 31, 2023 and 2022, the weighted average interest

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
rates on borrowings under the Viper credit agreement were 6.10% and 2.58%, respectively. The Viper credit agreement will mature on June 2, 2025. As of March 31, 2023, Viper LLC was in compliance with all financial maintenance covenants under the Viper credit agreement.

8.    STOCKHOLDERS’ EQUITY AND EARNINGS (LOSS) PER SHARE

Stock Repurchase Program

In September 2021, the Company’s board of directors approved a stock repurchase program to acquire up to $2.0 billion of the Company’s outstanding common stock. On July 28, 2022, the Company’s board of directors approved an increase in the Company’s common stock repurchase program from $2.0 billion to $4.0 billion. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the three months ended March 31, 2023, the Company repurchased approximately $332 million of common stock under this repurchase program. As of March 31, 2023, approximately $2.1 billion remained available for use to repurchase shares under the Company’s common stock repurchase program.

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

	Three Months Ended March 31,
	2023	2022
	(In millions)
Net income (loss) attributable to the Company	$712	$779
Change in ownership of consolidated subsidiaries	(9)	(12)
Change from net income (loss) attributable to the Company's stockholders and transfers to non-controlling interest	$703	$767

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended March 31,
	2023	2022
	($ in millions, except per share amounts, shares in thousands)
Net income (loss) attributable to common stock	$712	$779
Less: distributed and undistributed earnings allocated to participating securities(1)	5	6
Net income (loss) attributable to common stockholders	$707	$773
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	181,988	177,565
Effect of dilutive securities:
Weighted-average potential common shares issuable	—	2
Diluted weighted average common shares outstanding	181,988	177,567
Basic net income (loss) attributable to common stock	$3.88	$4.35
Diluted net income (loss) attributable to common stock	$3.88	$4.35
(1)    Unvested restricted stock awards and performance stock awards that contain non-forfeitable distribution equivalent rights are considered participating securities and therefore are included in the earnings per share calculation pursuant to the two-class method.

9.    EQUITY-BASED COMPENSATION

On June 3, 2021, the Company’s stockholders approved and adopted the Company’s 2021 amended and restated equity incentive plan (the “Equity Plan”), which, among other things, increased total shares authorized for issuance from 8.3 million to 11.8 million. At March 31, 2023, the Company had 5.1 million shares of common stock available for future grants.

Under the Equity Plan approved by the Board of Directors, the Company is authorized to issue incentive and non-statutory stock options, restricted stock awards and restricted stock units, performance awards and stock appreciation rights to eligible employees. At March 31, 2023, the Company had outstanding restricted stock units and performance-based restricted stock units under the Equity Plan. The Company also has immaterial amounts of restricted share awards and stock appreciation rights outstanding which were issued under plans assumed in connection with previously completed mergers. The Company classifies all of its awards, other than its stock appreciation rights, as equity-based awards and estimates the fair values of restricted stock awards and units as the closing price of the Company’s common stock on the grant date of the award, which is expensed over the applicable vesting period. The Company values its stock appreciation rights using a Black-Scholes option valuation model. Stock appreciation rights are considered liability-classified awards.

In addition to the Equity Plan, Viper maintains its own long-term incentive plan, which is not significant to the Company.

The following table presents the financial statement impacts of equity compensation plans and related costs on the Company’s financial statements:

	Three Months Ended March 31,
	2023	2022
	(In millions)
General and administrative expenses	$11	$15
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	$5	$4

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Restricted Stock Units

The following table presents the Company’s restricted stock unit activity during the three months ended March 31, 2023 under the Equity Plan:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2022	918,902	$95.74
Granted	376,724	$144.13
Vested	(92,697)	$113.89
Forfeited	(22,639)	$99.80
Unvested at March 31, 2023	1,180,290	$109.52

The aggregate grant date fair value of restricted stock units that vested during the three months ended March 31, 2023 was $11 million. As of March 31, 2023, the Company’s unrecognized compensation cost related to unvested restricted stock units was $109 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Performance Based Restricted Stock Units

The following table presents the Company’s performance restricted stock units activity under the Equity Plan for the three months ended March 31, 2023:

	Performance Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2022	347,881	$168.48
Granted	126,347	$259.52
Forfeited	(27,168)	$71.03
Unvested at March 31, 2023(1)	447,060	$196.48
(1)A maximum of 1,068,213 units could be awarded based upon the Company’s final TSR ranking.

As of March 31, 2023, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $58 million, which is expected to be recognized over a weighted-average period of 2.0 years.

In March 2023, eligible employees received performance restricted stock unit awards totaling 126,347 units from which a minimum of 0% and a maximum of 200% of the units could be awarded based upon the measurement of total stockholder return of the Company’s common stock as compared to a designated peer group during the 3-year performance period of January 1, 2023 to December 31, 2025 and cliff vest at December 31, 2025 subject to continued employment. The initial payout of the March 2023 awards will be further adjusted by a TSR modifier that may reduce the payout or increase the payout up to a maximum of 250%.

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

2023
Grant-date fair value	$259.52
Risk-free rate	4.64%
Company volatility	46.90%

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
10.    INCOME TAXES

The following table provides the Company’s provision for (benefit from) income taxes and the effective income tax rate for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In millions, except for tax rate)
Provision for (benefit from) income taxes	$207	$221
Effective income tax rate	21.7%	21.6%

Total income tax expense from continuing operations for the three months ended March 31, 2023 and 2022 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income primarily due to (i) state income taxes, net of federal benefit, and (ii) the impact of permanent differences between book and taxable income, partially offset by (iii) tax benefit resulting from a reduction in the valuation allowance on Viper’s deferred tax assets for the three months ended March 31, 2022 due to Viper’s pre-tax income for the period.

As of March 31, 2023, Viper maintained a partial valuation allowance against its deferred tax assets, based on its assessment of all available evidence, both positive and negative, supporting realizability of Viper’s deferred tax assets.

For the three months ended March 31, 2023 and 2022, the Company’s items of discrete income tax expense or benefit were not material.

The Inflation Reduction Act of 2022 (“IRA”) was enacted on August 16, 2022, which created a 15% corporate alternative minimum tax (“CAMT”) on the “adjusted financial statement income” of certain large corporations (generally, corporations reporting at least $1 billion of average adjusted pre-tax net income on their consolidated financial statements) as well as an excise tax of 1% on the fair market value of certain public company stock/unit repurchases for tax years beginning after December 31, 2022. Based on application of currently available guidance, the Company’s income tax expense for the three months ended March 31, 2023 was not impacted by the CAMT. The Company did not accrue excise tax for the three months ended March 31, 2023 since its share issuances exceeded share repurchases.

11.    DERIVATIVES

At March 31, 2023, the Company has commodity derivative contracts and interest rate swaps outstanding. All derivative financial instruments are recorded at fair value.

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

By using derivative instruments to economically hedge exposure to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company has entered into commodity derivative instruments only with counterparties that are also lenders under its credit facility and have been deemed an acceptable credit risk. As such, collateral is not required from either the counterparties or the Company on its outstanding commodity derivative contracts.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
As of March 31, 2023, the Company had the following outstanding commodity derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Collars
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Weighted Average Differential	Weighted Average Floor Price	Weighted Average Ceiling Price
OIL
Apr. - June	2023	Costless Collar	6,000	Brent	$—	$60.00	$114.57
Apr. - Dec.	2023	Basis Swap(1)	24,000	Argus WTI Midland	$0.90	$—	$—
NATURAL GAS
Apr. - June	2023	Costless Collar	330,000	Henry Hub	$—	$3.17	$9.13
July - Dec.	2023	Costless Collar	310,000	Henry Hub	$—	$3.18	$9.22
Jan. - Dec.	2024	Costless Collar	200,000	Henry Hub	$—	$3.00	$8.42
Apr. - June	2023	Basis Swap(1)	350,000	Waha Hub	$(1.20)	$—	$—
July - Dec.	2023	Basis Swap(1)	330,000	Waha Hub	$(1.24)	$—	$—
Jan. - Dec.	2024	Basis Swap(1)	380,000	Waha Hub	$(1.18)	$—	$—
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

Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Strike Price	Weighted Average Differential	Deferred Premium
OIL
Apr. - June	2023	Put	99,000	Brent	$54.04	$—	$1.68
Apr. - June	2023	Put	36,000	Argus WTI Houston	$54.17	$—	$1.71
Apr. - June	2023	Put	12,000	WTI	$55.00	$—	$1.82
July - Sep.	2023	Put	77,000	Brent	$54.55	$—	$1.66
July - Sep.	2023	Put	22,000	Argus WTI Houston	$55.00	$—	$1.71
July - Sep.	2023	Put	12,000	WTI	$55.00	$—	$1.80
Oct. - Dec.	2023	Put	48,000	Brent	$55.00	$—	$1.54
Oct. - Dec.	2023	Put	14,000	Argus WTI Houston	$55.00	$—	$1.70
Oct. - Dec.	2023	Put	4,000	WTI	$55.00	$—	$1.86

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

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments not designated as hedging instruments included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Gain (loss) on derivative instruments, net:
Commodity contracts	$(109)	$(552)
Interest rate swaps	16	—
Total	$(93)	$(552)

Net cash received (paid) on settlements:
Commodity contracts(1)	$1	$(420)
Total	$1	$(420)
(1)The three months ended March 31, 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $135 million.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
12.    FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As discussed in Note 13—Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, certain financial instruments of the Company are reported at fair value on the Company’s condensed consolidated balance sheets. The net amounts of derivative instruments are classified as current or noncurrent based on their anticipated settlement dates. The following table provides the fair value of financial instruments that are recorded at fair value in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Derivative instruments:
Commodity derivative instruments	$—	$122	$—	$122	$(62)	$60
Non-current assets- Derivative instruments:
Commodity derivative instruments	$—	$25	$—	$25	$(17)	$8
Liabilities:
Current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$69	$—	$69	$(62)	$7
Interest rate swaps	$—	$45	$—	$45	$—	$45
Non-current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$35	$—	$35	$(16)	$19
Interest rate swaps	$—	$131	$—	$131	$—	$131

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Derivative instruments:
Commodity derivative instruments	$—	$197	$—	$197	$(65)	$132
Non-current assets- Derivative instruments:
Commodity derivative instruments	$—	$62	$—	$62	$(39)	$23
Liabilities:
Current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$67	$—	$67	$(65)	$2
Interest rate swaps	$—	$45	$—	$45	$—	$45
Non-current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$39	$—	$39	$(39)	$—
Interest rate swaps	$—	$148	$—	$148	$—	$148

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	March 31, 2023		December 31, 2022
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
(In millions)
Debt	$6,960	$6,689	$6,248	$5,754

The fair values of the Company’s credit agreement and the Viper credit agreement and prior to the Rattler Merger, the Rattler credit agreement approximate their carrying values based on borrowing rates available to the Company for bank loans with similar terms and maturities and is classified as Level 2 in the fair value hierarchy. The fair values of the outstanding notes were determined using the quoted market price at each period end, a Level 1 classification in the fair value hierarchy.

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

13.    SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
	(In millions)
Supplemental disclosure of non-cash transactions:
Accrued capital expenditures included in accounts payable and accrued expenses	$609	$293
Common stock issued for business combination and acquisitions	$633	$—

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

15.    SUBSEQUENT EVENTS

First Quarter 2023 Dividend Declaration
On April 25, 2023, the board of directors of the Company declared a cash dividend for the first quarter of 2023 of $0.83 per share of common stock, payable on May 18, 2023 to its stockholders of record at the close of business on May 11, 2023. The dividend consists of a base quarterly dividend of $0.80 per share of common stock and a variable quarterly dividend of $0.03 per share of common stock. Future base and variable dividends are at the discretion of the board of directors of the Company.

Divestiture

On April 28, 2023, the Company closed on a divestiture of non-core assets with an unrelated third-party buyer consisting of approximately 19,000 net acres in Glasscock County, TX for net cash proceeds of $275 million, including certain customary post-closing adjustments.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
16.    SEGMENT INFORMATION

As of March 31, 2023, the Company has one reportable segment, the upstream segment, which is engaged in the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves primarily in the Permian Basin in West Texas. Other operations are included in the “All Other” category in the table below.

The following tables summarize the results of the Company’s operating segments during the periods presented:

	Upstream	All Other	Eliminations	Total
	(In millions)
Three Months Ended March 31, 2023:
Third-party revenues	$1,904	$21	$—	$1,925
Intersegment revenues	—	99	(99)	—
Total revenues	1,904	120	(99)	1,925
Depreciation, depletion, amortization and accretion	388	15	—	403
Income (loss) from operations	1,002	45	(22)	1,025
Interest expense, net	(46)	—	—	(46)
Other income (expense)	(93)	67	—	(26)
Provision for (benefit from) income taxes	203	4	—	207
Net income (loss) attributable to non-controlling interest	34	—	—	34
Net income (loss) attributable to Diamondback Energy, Inc.	626	108	(22)	712
As of March 31, 2023:
Total assets	$25,948	$2,116	$(475)	$27,589

	Upstream	All Other	Eliminations	Total
	(In millions)
Three Months Ended March 31, 2022:
Third-party revenues	$2,391	$17	$—	$2,408
Intersegment revenues	—	87	(87)	—
Total revenues	2,391	104	(87)	2,408
Depreciation, depletion, amortization and accretion	292	21	—	313
Income (loss) from operations	1,637	39	(16)	1,660
Interest expense, net	(31)	(9)	—	(40)
Other income (expense)	(600)	9	(5)	(596)
Provision for (benefit from) income taxes	219	2	—	221
Net income (loss) attributable to non-controlling interest	16	8	—	24
Net income (loss) attributable to Diamondback Energy, Inc.	771	29	(21)	779
As of December 31, 2022:
Total assets	$24,452	$2,213	$(456)	$26,209

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an independent oil and natural gas company currently focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. As discussed in Note 1—Description of the Business and Basis of Presentation and Note 16—Segment Information of the condensed notes to the consolidated financial statements included elsewhere in this report, as of March 31, 2023, we have one reportable segment, the upstream segment.

First Quarter 2023 Highlights

•We recorded net income of $0.7 billion for the first quarter of 2023.

•Increased our annual base dividend to $3.20 per share and paid dividends to stockholders of $542 million during the first quarter of 2023 and declared a combined base and variable cash dividend payable in the second quarter of 2023 of $0.83 per share of common stock.

•Repurchased $332 million of our common stock, leaving approximately $2.1 billion available for future purchases under our common stock repurchase program at March 31, 2023.

•Our cash operating costs for the first quarter of 2023 were $11.61 per BOE, including lease operating expenses of $5.02 per BOE, cash general and administrative expenses of $0.76 per BOE and production and ad valorem taxes and gathering and transportation expenses of $5.83 per BOE.

•Our average production was 425.0 MBOE/d during the first quarter of 2023.

•Drilled 70 gross horizontal wells in the Midland Basin and 12 gross horizontal wells in the Delaware Basin, and turned 88 gross operated horizontal wells (69 in the Midland Basin and 19 in the Delaware Basin) to production.

•Incurred capital expenditures, excluding acquisitions, of $657 million during the first quarter of 2023.

•To date, we have executed on non-core asset sale transactions, including those discussed below, involving gross proceeds of $773 million and, as a result, expect to meet or exceed our previously announced non-core asset divestiture target of at least $1.0 billion by year end 2023 through the sale of certain midstream or upstream non-core assets.

•As part of our ongoing commitment to sustainability and environmental and social responsibility, in March 2023, we joined the Oil & Gas Methane Partnership 2.0 (OGMP 2.0), the flagship oil and gas reporting and mitigation program of the United Nations Environment Programme.

Recent Developments

Divestiture Transaction

On April 28, 2023, the Company closed on a divestiture of non-core assets with an unrelated third-party buyer consisting of approximately 19,000 net acres in Glasscock County for total consideration of $275 million, including certain customary post-closing adjustments. The assets being sold in these pending transactions include approximately 2 MBO/d (7 MBOE/d) of 2023 production.

Lario Acquisition

On January 31, 2023, we closed on the Lario Acquisition, which included approximately 25,000 gross (16,000 net) acres in the Midland Basin and certain related oil and gas assets in exchange for 4.33 million shares of our common stock and $814 million, including certain customary post-closing adjustments.

Gray Oak Divestiture

On January 9, 2023, we divested our 10% non-operating equity investment in Gray Oak for $172 million in cash proceeds and recorded a gain on the sale of equity method investments of approximately $53 million in the first quarter of 2023 that was included in “Other income (expense), net” on the condensed consolidated statement of operations.

Other Divestitures of Certain Non-Core Assets

On March 31, 2023, the Company divested non-core assets consisting of approximately 4,900 net acres in Ward and Winkler counties to unrelated third-party buyers for $79 million in cash, including customary post-closing adjustments.

Commodity Prices and Inflation

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Regional and worldwide economic activity, including any economic downturn or recession that has occurred or may occur in the future, extreme weather conditions and other substantially variable factors, influence market conditions for these products. These factors are beyond our control and are difficult to predict. During 2023 and 2022, NYMEX WTI price for crude oil ranged from $66.74 to $123.70 per Bbl, and the NYMEX Henry Hub price of natural gas ranged from $1.99 to $9.68 per MMBtu, with seven-year highs reached in 2022. The war in Ukraine, the COVID-19 pandemic, rising interest rates, global supply chain disruptions, concerns about a potential economic downturn or recession, recent measures to combat persistent inflation, and instability in the financial sector have contributed to recent economic and pricing volatility and may continue to impact pricing throughout 2023. Although the impact of inflation on our business has been insignificant in prior periods, inflation in the U.S. has been rising at its fastest rate in over 40 years, creating inflationary pressure on the cost of services, equipment and other goods in the energy industry and other sectors, which is contributing to labor and materials shortages across the supply-chain. Additionally, OPEC and its non-OPEC allies, known collectively as OPEC+, continues to meet regularly to evaluate the state of global oil supply, demand and inventory levels.

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

As of March 31, 2023, we had approximately 515,388 net acres, which primarily consisted of approximately 362,389 net acres in the Midland Basin and 152,678 net acres in the Delaware Basin.

We intend to continue to develop our reserves and increase production through development drilling and exploitation and exploration activities on our multi-year inventory of identified potential drilling locations and through acquisitions that meet our strategic and financial objectives, targeting oil-weighted reserves. Near-term production is expected to continue to increase in the second quarter of 2023 due to the impact of the Lario Acquisition and certain expected organic growth. This trend is expected to continue through 2023 as we bring on large pads with high net revenue interest in our core development areas in the Northern Midland Basin. We anticipate that capital expenditures will increase in the second quarter of 2023 as we will be paying in that quarter for peak activity and well costs, primarily attributable to the second half of the first quarter of 2023, and expect meaningful decreases in well costs thereafter due to decreasing raw material prices and well service costs. We also expect lower completion costs in the coming quarters through increased efficiencies with the start-up of our second simulfrac e-fleet. The majority of our wells will be completed with either a simulfrac or simulfrac e-fleet beginning in the second quarter of 2023, reducing our exposure to spot frac prices.

The following table sets forth the total number of operated horizontal wells drilled and completed during the first quarter of 2023:

	Three Months Ended March 31, 2023
	Drilled		Completed(1)
Area:	Gross	Net	Gross	Net
Midland Basin	70	65	69	65
Delaware Basin	12	11	19	18
Total	82	76	88	83
(1)The average lateral length for the wells completed during the first quarter of 2023 was 10,829 feet. Operated completions during the first quarter of 2023 consisted of 23 Wolfcamp A wells, 20 Lower Spraberry wells, 15 Wolfcamp B wells, 11 Jo Mill wells, seven Third Bone Spring wells, six Second Bone Spring wells, five Middle Spraberry wells and one Barnett well.

As of March 31, 2023, we operated the following wells:

	As of March 31, 2023
	Vertical Wells		Horizontal Wells		Total
Area:	Gross	Net	Gross	Net	Gross	Net
Midland Basin	3,010	2,855	2,245	2,076	5,255	4,931
Delaware Basin	42	39	716	664	758	703
Total	3,052	2,894	2,961	2,740	6,013	5,634

As of March 31, 2023, we held interests in 11,988 gross (5,734 net) wells, including 1,119 gross (100 net) wells in which we have non-operated working interest.

Comparison of the Three Months Ended March 31, 2023 and December 31, 2022

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

Results of Operations

The following table sets forth selected operating data for the three months ended March 31, 2023 and December 31, 2022:

	Three Months Ended
	March 31, 2023	December 31, 2022
Revenues (In millions):
Oil sales	$1,654	$1,672
Natural gas sales	69	144
Natural gas liquid sales	179	192
Total oil, natural gas and natural gas liquid revenues	$1,902	$2,008

Production Data:
Oil (MBbls)	22,624	20,803
Natural gas (MMcf)	47,388	45,020
Natural gas liquids (MBbls)	7,730	7,703
Combined volumes (MBOE)(1)	38,252	36,009

Daily oil volumes (BO/d)	251,378	226,120
Daily combined volumes (BOE/d)	425,022	391,402

Average Prices:
Oil ($ per Bbl)	$73.11	$80.37
Natural gas ($ per Mcf)	$1.46	$3.20
Natural gas liquids ($ per Bbl)	$23.16	$24.93
Combined ($ per BOE)	$49.72	$55.76

Oil, hedged ($ per Bbl)(2)	$72.05	$79.08
Natural gas, hedged ($ per Mcf)(2)	$1.96	$3.20
Natural gas liquids, hedged ($ per Bbl)(2)	$23.16	$24.93
Average price, hedged ($ per BOE)(2)	$49.72	$55.01
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables provide information on the mix of our production for the three months ended March 31, 2023 and December 31, 2022:

	Three Months Ended
	March 31, 2023	December 31, 2022
Oil (MBbls)	59%	58%
Natural gas (MMcf)	21%	21%
Natural gas liquids (MBbls)	20%	21%
	100%	100%

	Three Months Ended March 31, 2023				Three Months Ended December 31, 2022
	Midland Basin	Delaware Basin	Other(1)	Total	Midland Basin	Delaware Basin	Other(2)	Total
Production Data:
Oil (MBbls)	17,720	4,892	12	22,624	15,459	5,311	33	20,803
Natural gas (MMcf)	33,548	13,786	54	47,388	30,381	14,521	118	45,020
Natural gas liquids (MBbls)	5,858	1,874	(2)	7,730	5,477	2,211	15	7,703
Total (MBOE)	29,169	9,064	19	38,252	25,999	9,942	68	36,009
(1)Includes the Rockies.
(2)Includes the Eagle Ford Shale and Rockies.

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the first quarter of 2023 decreased by $106 million, or 5%, to $1.9 billion from $2.0 billion during the fourth quarter of 2022. The overall decrease was primarily due to a reduction of $261 million in average prices received for our oil production, and to a lesser extent our natural gas and natural gas liquids production, partially offset by an increase of $155 million due to a 6% growth in our combined volumes sold, which primarily resulted from additional production from the FireBird Acquisition and the Lario Acquisition.

Other Revenues. The following table shows other insignificant revenue for the three months ended March 31, 2023 and December 31, 2022:

	Three Months Ended
(In millions)	March 31, 2023	December 31, 2022
Other operating income	$23	$22

Lease Operating Expenses. The following table shows lease operating expenses for the three months ended March 31, 2023 and December 31, 2022:

	Three Months Ended
	March 31, 2023		December 31, 2022
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$192	$5.02	$161	$4.47

Lease operating expenses increased by $31 million, or $0.55 on a per BOE basis for the first quarter of 2023 compared to the fourth quarter of 2022. The increase primarily consists of $15 million in production and operating expenses incurred on wells acquired in the FireBird Acquisition and the Lario Acquisition in the first quarter of 2023, as well as the fourth quarter of 2022 including a non-recurring reduction of $8 million for prior period utility credits. The remaining increase is due to other individually insignificant changes.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the three months ended March 31, 2023 and December 31, 2022:

	Three Months Ended
	March 31, 2023		December 31, 2022
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Production taxes	$92	$2.40	$99	$2.75
Ad valorem taxes	63	1.65	17	0.47
Total production and ad valorem expense	$155	$4.05	$116	$3.22

Production taxes as a % of oil, natural gas, and natural gas liquids revenue	4.8%		4.9%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of production revenues for the first quarter of 2023 remained consistent with the fourth quarter of 2022.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. During the first quarter of 2023 compared to the fourth quarter of 2022, ad valorem taxes increased by $46 million due to the fourth quarter of 2022 including $24 million in reductions to the full year 2022 accrual for ad valorem taxes to reflect actual tax assessments received. The remaining increase in ad valorem taxes was due to an expected increase in ad valorem expense for 2023.

Gathering and Transportation Expense. The following table shows gathering and transportation expense for the three months ended March 31, 2023 and December 31, 2022:

	Three Months Ended
	March 31, 2023		December 31, 2022
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering and transportation	$68	$1.78	$67	$1.86

Gathering and transportation expenses for the first quarter of 2023 compared to the fourth quarter of 2022 were relatively consistent.

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the three months ended March 31, 2023 and December 31, 2022:

	Three Months Ended
(In millions, except BOE amounts)	March 31, 2023	December 31, 2022
Depletion of proved oil and natural gas properties	$381	$342
Depreciation of other property and equipment	17	19
Other amortization	1	—
Asset retirement obligation accretion	4	4
Depreciation, depletion, amortization and accretion	$403	$365
Oil and natural gas properties depletion rate per BOE	$9.96	$9.50

Depletion of proved oil and natural gas properties increased by $39.0 million for the first quarter of 2023 as compared to the fourth quarter of 2022 due primarily to an increase in the depletion rate and production volumes resulting from the addition of leasehold costs, reserves and production from the Lario Acquisition.

General and Administrative Expenses. The following table shows general and administrative expenses for the three months ended March 31, 2023 and December 31, 2022:

	Three Months Ended
	March 31, 2023		December 31, 2022
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$29	$0.76	$22	$0.61
Non-cash stock-based compensation	11	0.29	13	0.36
Total general and administrative expenses	$40	$1.05	$35	$0.97

The increase in general and administrative expenses for the first quarter of 2023 compared to the fourth quarter of 2022 was primarily due to compensation related accrual adjustments made during the first quarter of 2023 for 2022 annual bonuses and annual compensation adjustments.

Other Operating Costs and Expenses. The following table shows other insignificant operating costs and expenses for the three months ended March 31, 2023 and December 31, 2022:

	Three Months Ended
(In millions)	March 31, 2023	December 31, 2022
Merger and integration expenses	$8	$3
Other operating expenses	$34	$27

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the three months ended March 31, 2023 and December 31, 2022:

	Three Months Ended
(In millions)	March 31, 2023	December 31, 2022
Gain (loss) on derivative instruments, net	$(93)	$91
Net cash received (paid) on settlements	$1	$(34)

See Note 11—Derivatives of the condensed notes to the consolidated financial statements included elsewhere in this report for further details regarding our derivative instruments.

Other Income (Expense). The following table shows other income and expenses for the three months ended March 31, 2023 and December 31, 2022:

	Three Months Ended
(In millions)	March 31, 2023	December 31, 2022
Interest expense, net	$(46)	$(37)
Other income (expense), net	$53	$(2)
Gain (loss) on extinguishment of debt	$—	$(40)
Income (loss) from equity investments	$14	$21

The increase in net interest expense for the first quarter of 2023 compared to the fourth quarter of 2022 primarily reflects (i) an $11 million increase in interest expense on our senior notes due largely to incurring a full quarter of interest on the $1.1 billion of 6.250% Senior Notes due 2033 issued in October 2022 and the $650 million of 6.25% Senior Notes due 2053 issued in December 2022, (ii) a $2 million increase in interest expense on our and Viper’s revolving credit facilities due primarily to higher weighted average interest rates and an increase in borrowings to fund a portion of the cash for the Lario Acquisition. These increases were partially offset by a $4 million increase in capitalized interest costs, which reduced interest expense.

Gain (loss) on extinguishment of debt reflects the difference between the carrying value and reacquisition price for the repurchase and redemption of various senior notes during the 2022 period.

See Note 7—Debt of the condensed notes to the consolidated financial statements included elsewhere in this report for further details regarding outstanding borrowings.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the three months ended March 31, 2023 and December 31, 2022:

	Three Months Ended
(In millions)	March 31, 2023	December 31, 2022
Provision for (benefit from) income taxes	$207	$261

The change in our income tax provision for the first quarter of 2023 compared to the fourth quarter of 2022 was primarily due to the decrease in pre-tax income between the periods which resulted largely from the changes in revenues from oil, natural gas and natural gas liquids discussed above. See Note 10—Income Taxes of the condensed notes to the consolidated financial statements for further discussion of our income tax expense.

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth selected operating data for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Revenues (In millions):
Oil sales	$1,654	$1,946
Natural gas sales	69	154
Natural gas liquid sales	179	289
Total oil, natural gas and natural gas liquid revenues	$1,902	$2,389

Production Data:
Oil (MBbls)	22,624	20,055
Natural gas (MMcf)	47,388	42,645
Natural gas liquids (MBbls)	7,730	7,161
Combined volumes (MBOE)(1)	38,252	34,324

Daily oil volumes (BO/d)	251,378	222,833
Daily combined volumes (BOE/d)	425,022	381,378

Average Prices:
Oil ($ per Bbl)	$73.11	$97.03
Natural gas ($ per Mcf)	$1.46	$3.61
Natural gas liquids ($ per Bbl)	$23.16	$40.36
Combined ($ per BOE)	$49.72	$69.60

Oil, hedged ($ per Bbl)(2)	$72.05	$83.47
Natural gas, hedged ($ per Mcf)(2)	$1.96	$3.31
Natural gas liquids, hedged ($ per Bbl)(2)	$23.16	$40.36
Average price, hedged ($ per BOE)(2)	$49.72	$61.30
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables set forth the mix of our production data by product and basin for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Oil (MBbls)	59%	58%
Natural gas (MMcf)	21%	21%
Natural gas liquids (MBbls)	20%	21%
	100%	100%

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Midland Basin	Delaware Basin	Other(1)	Total	Midland Basin	Delaware Basin	Other(2)	Total
Production Data:
Oil (MBbls)	17,720	4,892	12	22,624	13,921	6,101	33	20,055
Natural gas (MMcf)	33,548	13,786	54	47,388	26,873	15,681	91	42,645
Natural gas liquids (MBbls)	5,858	1,874	(2)	7,730	4,750	2,390	21	7,161
Total (MBOE)	29,169	9,064	19	38,252	23,150	11,105	69	34,324
(1)Includes the Rockies.
(2)Includes the Eagle Ford Shale and High Plains.

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the three months ended March 31, 2023 decreased by $487 million, or 20%, to $1.9 billion from $2.4 billion during the three months ended March 31, 2022. The overall decrease was primarily due to a reduction of $776 million due to a decline in average prices received for our oil production, and to a lesser extent, our natural gas and natural gas liquids production, partially offset by an increase of $289 million due to an 11% growth in combined volumes sold, due to additional production from the FireBird Acquisition and the Lario Acquisition.

Other Revenues. The following table shows the other insignificant revenues for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In millions)	2023	2022
Other operating income	$23	$19

Lease Operating Expenses. The following table shows lease operating expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$192	$5.02	$149	$4.34

Lease operating expenses increased by $43 million, or $0.68 per BOE for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to a $24 million overall increase in utility and service costs driven by continued inflation and $19 million due to production and operating expenses incurred on wells acquired in the FireBird Acquisition and the Lario Acquisition.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Production taxes	$92	$2.40	$120	$3.50
Ad valorem taxes	63	1.65	41	1.19
Total production and ad valorem expense	$155	$4.05	$161	$4.69

Production taxes as a % of oil, natural gas, and natural gas liquids revenue	4.8%		5.0%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of production revenues remained relatively consistent for the three months ended March 31, 2023 compared to the same period in 2022.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes for the three months ended March 31, 2023 as compared to the same period in 2022 increased by $22 million, partially due to recording $7 million in ad valorem taxes for new well additions during 2022 and $5 million in ad valorem taxes for properties acquired in the FireBird Acquisition and the Lario Acquisition. The remaining increase is due to higher overall valuations resulting from an increase in commodity prices between valuation periods.

Gathering and Transportation Expense. The following table shows gathering and transportation expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering and transportation	$68	$1.78	$59	$1.72

The increase in gathering and transportation expenses for the three months ended March 31, 2023 compared to the same period in 2022 is primarily attributable to an increase in production as discussed above and $4 million in additional charges incurred to transport production to pipelines where we have minimum volume commitments. The remainder of the increase is primarily due to annual contractual rate escalations.

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In millions, except BOE amounts)	2023	2022
Depletion of proved oil and natural gas properties	$381	$286
Depreciation of other property and equipment	17	20
Other amortization	1	4
Asset retirement obligation accretion	4	3
Depreciation, depletion, amortization and accretion	$403	$313
Oil and natural gas properties depletion rate per BOE	$9.96	$8.33

The increase in depletion of proved oil and natural gas properties of $95 million for the three months ended March 31, 2023 as compared to the same period in 2022 resulted largely from an increase in the depletion rate and production volumes resulting from the addition of leasehold costs, reserves and production from the FireBird Acquisition and the Lario Acquisition.

General and Administrative Expenses. The following table shows general and administrative expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$29	$0.76	$21	$0.61
Non-cash stock-based compensation	11	0.29	15	0.44
Total general and administrative expenses	$40	$1.05	$36	$1.05

The increase in general and administrative expenses for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to additional compensation and benefits costs related to annual compensation and bonus adjustments and an increase in employee headcount from acquisitions.

Other Operating Costs and Expenses. The following table shows the other insignificant operating costs and expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In millions)	2023	2022
Other operating expenses	$34	$30

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In millions)	2023	2022
Gain (loss) on derivative instruments, net	$(93)	$(552)
Net cash received (paid) on settlements(1)	$1	$(420)
(1)The first quarter of 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $135 million.

See Note 11—Derivatives of the condensed notes to the consolidated financial statements included elsewhere in this report for further details regarding our derivative instruments.

Other Income (Expense). The following table shows other income and expenses for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In millions)	2023	2022
Interest expense, net	$(46)	$(40)
Other income (expense), net	$53	$1
Gain (loss) on extinguishment of debt	$—	$(54)
Income (loss) from equity investments	$14	$9

The increase in net interest expense for the three months ended March 31, 2023 compared to the same period in 2022, primarily reflects (i) a $10 million increase in interest expense on our senior notes due primarily to the issuance of additional senior notes in the fourth quarter of 2022 as well as the net impact of other issuances and retirements of debt throughout 2022, and (ii) a $6 million increase in interest expense on our revolving credit facility due primarily to higher weighted average interest rates and borrowings to fund the cash portion of the Lario Acquisition. These increases were partially offset by a $9 million increase in capitalized interest costs, which reduce interest expense.

Gain (loss) on extinguishment of debt reflects the difference between the carrying value and reacquisition price for the repurchase and redemption of various senior notes during the 2022 period.

See Note 7—Debt of the condensed notes to the consolidated financial statements included elsewhere in this report for further details regarding outstanding borrowings.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In millions)	2023	2022
Provision for (benefit from) income taxes	$207	$221

The change in our income tax provision for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to the decrease in pre-tax income which resulted largely from the changes in revenues from oil, natural gas and natural gas liquids discussed above. See Note 10—Income Taxes of the condensed notes to the consolidated financial statements included elsewhere in this report for further discussion of our income tax expense.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

Historically, our primary sources of liquidity include cash flows from operations, proceeds from our public equity offerings, borrowings under our revolving credit facility, proceeds from the issuance of senior notes and sales of non-core assets. Our primary uses of capital have been for the acquisition, development and exploration of oil and natural gas properties. At March 31, 2023, we had approximately $1.0 billion of liquidity consisting of $37 million in standalone cash and cash equivalents and $1.0 billion available under our credit facility. As discussed below, our capital budget for 2023 is $2.50 billion to $2.70 billion. We have approximately $10 million of senior notes which matured and were redeemed on May 1, 2023.

Future cash flows are subject to a number of variables, including the level of oil and natural gas production, volatility of commodity prices, and significant additional capital expenditures will be required to more fully develop our properties. Prices for our commodities are determined primarily by prevailing market conditions, regional and worldwide economic activity, weather and other substantially variable factors. These factors are beyond our control and are difficult to predict. See Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022. In order to mitigate this volatility, we enter into derivative contracts with a number of financial institutions, all of which are participants in our credit facility, to economically hedge a portion of our estimated future crude oil and natural gas production through the end of 2023 as discussed further in Note 11—Derivatives of the condensed notes to the consolidated financial statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk included elsewhere in this report. The level of our hedging activity and duration of the financial instruments employed depend on our desired cash flow protection, available hedge prices, the magnitude of our capital program and our operating strategy.

Cash Flow

Our cash flows for the three months ended March 31, 2023 and 2022 are presented below:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Net cash provided by (used in) operating activities	$1,425	$1,252
Net cash provided by (used in) investing activities	(1,279)	(716)
Net cash provided by (used in) financing activities	(257)	(1,041)
Net increase (decrease) in cash	$(111)	$(505)

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

The increase in operating cash flows for the three months ended March 31, 2023 compared to the same period in 2022 primarily resulted from (i) a reduction of $421 million in net cash paid on settlements of derivative contracts and (ii) fluctuations in other working capital balances due primarily to the timing of when collections were made on accounts receivable. These cash inflows were partially offset by (i) a decrease of $483 million in total revenue and (ii) an increase in our cash operating expenses of approximately $66 million. See “—Results of Operations” for discussion of significant changes in our revenues and expenses.

Investing Activities

The majority of our net cash used for investing activities during the three months ended March 31, 2023 and 2022 was for drilling and completion costs in conjunction with our development program as well as the purchase of oil and gas properties including the Lario Acquisition, which are discussed further in Note 4—Acquisitions and Divestitures of the condensed notes to the consolidated financial statements included elsewhere in this report.

Capital Expenditure Activities

Our capital expenditures excluding acquisitions and equity method investments (on a cash basis) were as follows for the specified period:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Drilling, completions and non-operated additions to oil and natural gas properties(1)	$580	$374
Infrastructure additions to oil and natural gas properties	42	44
Additions to midstream assets	35	19
Total	$657	$437
(1) See “—Recent Developments - Upstream Segment” above for additional detail on wells drilled and turned to production during the three and three months ended March 31, 2023 and 2022.

Financing Activities

During the three months ended March 31, 2023, net cash used in financing activities was primarily attributable to (i) $707 million in borrowings under credit facilities, net of repayments, (ii) $542 million of dividends paid to stockholders, (iii) $366 million of repurchases as part of the share and unit repurchase programs, and (iv) $34 million in distributions to non-controlling interest.

Net cash used in financing activities for the three months ended March 31, 2022 of $1.0 billion was primarily attributable to (i) $1.5 billion paid for the repurchase of principal outstanding on certain senior notes, as well as $47 million of additional premiums paid in connection with the repurchases, (ii) $107 million of dividends paid to stockholders, (iii) $47 million in distributions to non-controlling interests, and (iv) $49 million of repurchases as part of the share and unit repurchase programs, and (v) $21 million of repayments under credit facilities, net of borrowings. These cash outflows were partially offset by $750 million in proceeds from issuance of the senior notes in March 2022.

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

Revolving Credit Facilities and Other Debt Instruments

As of March 31, 2023, our debt, including the debt of Viper, consisted of approximately $6.3 billion in aggregate outstanding principal amount of senior notes, and $859 million in aggregate outstanding borrowings under revolving credit facilities.

As of March 31, 2023, the maximum credit amount available under our credit agreement was $1.6 billion, with $589 million in outstanding borrowings and approximately $1.0 billion available for future borrowings. In April 2023, we elected to extend the maturity date of our revolving credit facility from June 2, 2027 to June 2, 2028 and received the requisite consent of lenders thereunder, which will further improve our long-term liquidity position. The maturity date extension is expected to be effective on June 2, 2023, subject to certain customary closing deliverables and conditions.

Viper’s Credit Agreement

The Viper credit agreement, as amended to date, matures on June 2, 2025 and provides for a revolving credit facility in the maximum credit amount of $2.0 billion, with a borrowing base of $580 million as of March 31, 2023, although Viper LLC had elected a commitment amount of $500 million, based on Viper LLC’s oil and natural gas reserves and other factors. As of March 31, 2023, there were $270 million of outstanding borrowings and $230 million available for future borrowings under the Viper credit agreement.

For additional discussion of our outstanding debt as of March 31, 2023, see Note 7—Debt of the condensed notes to the consolidated financial statements included elsewhere in this report.

Capital Requirements

In addition to future operating expenses and working capital commitments discussed in —Results of Operations, our primary short and long-term liquidity requirements consist primarily of (i) capital expenditures, (ii) payments of principal and interest on our revolving credit agreements and senior notes, (iii) payments of other contractual obligations and (iv) cash used to pay for dividends and repurchases of securities as discussed below.

2023 Capital Spending Plan

Our board of directors approved a 2023 capital budget for drilling, midstream and infrastructure of approximately $2.5 billion to $2.7 billion. We estimate that, of these expenditures, approximately:

•$2.25 billion to $2.41 billion will be spent primarily on drilling 325 to 345 gross (293 to 311 net) horizontal wells and completing 330 to 350 gross (297 to 315 net) horizontal wells across our operated and non-operated leasehold acreage in the Northern Midland and Southern Delaware Basins, with an average lateral length of approximately 10,500 feet;

•Approximately $80 million to $100 million will be spent on midstream infrastructure, excluding joint venture investments; and

•Approximately $170 million to $190 million will be spent on infrastructure and environmental expenditures, excluding the cost of any leasehold and mineral interest acquisitions.

    We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted.

The amount and timing of our capital expenditures are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. We are currently operating 17 drilling rigs and six completion crews. We will continue monitoring commodity prices and overall market conditions and can adjust our rig cadence and our capital expenditure budget in response to changes in commodity prices and overall market conditions.

Dividends and Repurchases of Securities

In addition to our base dividend program, in the first quarter of 2022 we initiated a variable dividend strategy whereby we may pay a quarterly variable dividend based on the prior quarter’s free cash flow remaining after the payment of the base dividend and any stock repurchases. Beginning in the third quarter of 2022, our board of directors approved an increase to this return of capital commitment to at least 75% of free cash flow. On February 16, 2023, our board of directors approved an increase to the Company’s annual base dividend to $3.20 per share. We have declared a base dividend plus variable cash dividend for the first quarter of 2023 of $0.83 per share of common stock.

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

As of April 28, 2023, we have repurchased 15.9 million shares of our common stock for a total cost of $1.9 billion since the inception of the stock repurchase program. We intend to continue to purchase shares under this repurchase program opportunistically with available funds primarily from cash flow from operations and liquidity events such as the sale of assets while maintaining sufficient liquidity to fund our capital expenditure programs, however, the stock repurchase program is at the discretion of our board of directors and can be amended, terminated or suspended at any time. See Note 8—Stockholders' Equity and Earnings Per Share of the condensed notes to the consolidated financial statements included elsewhere in this report.

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

	March 31, 2023	December 31, 2022
Summarized Balance Sheets:	(In millions)
Assets:
Current assets	$966	$1,191
Property and equipment, net	$19,975	$18,252
Other noncurrent assets	$22	$164
Liabilities:
Current liabilities	$1,711	$1,547
Intercompany accounts payable, non-guarantor subsidiary	$2,233	$2,253
Long-term debt	$6,240	$5,647
Other noncurrent liabilities	$2,578	$2,509

Three Months Ended March 31, 2023
Summarized Statement of Operations:	(In millions)
Revenues	$1,658
Income (loss) from operations	$843
Net income (loss)	$547

Critical Accounting Estimates

There have been no changes in our critical accounting estimates from those disclosed in our Annual Report on Form  10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies of the condensed notes to the consolidated financial statements included elsewhere in this report for recent accounting pronouncements not yet adopted, if any.

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

At March 31, 2023, we had a net asset derivative position of $42 million, related to our commodity price risk derivatives. Utilizing actual derivative contractual volumes under our commodity price derivatives as of March 31, 2023, a 10% increase in forward curves associated with the underlying commodity would have increased the net asset position by $11 million to $53 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net asset position by $9 million to $33 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument. For additional information on our open commodity derivative instruments at March 31, 2023, see Note 11—Derivatives of the condensed notes to the consolidated financial statements included elsewhere in this report.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are due to the concentration of receivables from the sale of our oil and natural gas production (approximately $606 million at March 31, 2023), and to a lesser extent, receivables resulting from joint interest and other receivables (approximately $116 million at March 31, 2023).

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facilities and changes in the fair value of our fixed rate debt. Outstanding borrowings under the credit agreement bear interest at a per annum rate elected by Diamondback E&P. At March 31, 2023, the applicable margin ranges from 0.125% to 1.000% per annum in the case of the alternate base rate, and from 1.125% to 2.000% per annum in the case of Adjusted Term SOFR, in each case based on the pricing level. The pricing level depends on certain rating agencies’ ratings of our long-term senior unsecure debt. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows. For additional information on our variable interest rate debt at March 31, 2023, see Note 7—Debt of the condensed notes to the consolidated financial statements included elsewhere in this report.

Historically, we have at times used interest rates swaps to manage our exposure to (i) interest rate changes on our floating-rate date and (ii) fair value changes on our fixed rate debt. At March 31, 2023, we have interest rate swap agreements for a notional amount of $1.2 billion to manage the impact of changes to the fair value of our fixed rate senior notes due to changes in market interest rates through December 2029. We pay an average variable rate of interest for these swaps based on three month LIBOR plus 2.1865% and receive a fixed interest rate of 3.50% from our counterparties. At March 31, 2023, our receive-fixed, pay-variable interest rate swaps were in a net liability position of $176 million, and the weighted average variable rate was 6.14%. For additional information on our interest rate swaps, see Note 11—Derivatives of the condensed notes to the consolidated financial statements included elsewhere in this report.

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

As of March 31, 2023, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2023, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

We are a party to various routine legal proceedings, disputes and claims arising in the ordinary course of our business, including those that arise from interpretation of federal and state laws and regulations affecting the natural gas and crude oil industry, personal injury claims, title disputes, royalty disputes, contract claims, contamination claims relating to oil and natural gas exploration and development and environmental claims, including claims involving assets previously sold to third parties and no longer part of our current operations. While the ultimate outcome of the pending proceedings, disputes or claims, and any resulting impact on us, cannot be predicted with certainty, we believe that none of these matters, if ultimately decided adversely, will have a material adverse effect on our financial condition, results of operations or cash flows. See Note 14—Commitments and Contingencies of the condensed notes to the consolidated financial statements included elsewhere in this report.

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

As of the date of this filing, in addition to the factors discussed elsewhere in this report, we continue to be subject to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023 and in subsequent filings we make with the SEC. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common stock repurchase activity for the three months ended March 31, 2023 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(3)
	($ In millions, except per share amounts, shares in thousands)
January 1, 2023 - January 31, 2023	174	$133.89	174	$2,449
February 1, 2023 - February 28, 2023	455	$139.41	455	$2,385
March 1, 2023 - March 31, 2023	2,021	$129.95	1,902	$2,140
Total	2,650	$131.83	2,531
(1)Includes 119,129 shares of common stock repurchased from executives in order to satisfy tax withholding requirements. Such shares are cancelled and retired immediately upon repurchase.
(2)The average price paid per share includes any commissions paid to repurchase stock.
(3)In September 2021, the Company’s board of directors authorized a $2.0 billion common stock repurchase program. On July 28, 2022, our board of directors approved an increase in our common stock repurchase program from $2.0 billion to $4.0 billion. The stock repurchase program has no time limit and may be suspended, modified, or discontinued by the board of directors at any time.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

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

DIAMONDBACK ENERGY, INC.

Date:	May 3, 2023	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2023	/s/ Kaes Van’t Hof
Kaes Van’t Hof
Chief Financial Officer
(Principal Financial Officer)