Form 10-Q
period 2023-06-30
Diamondback Energy, Inc.
filed 2023-08-03
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of July 28, 2023, the registrant had 178,818,422 shares of common stock outstanding.

DIAMONDBACK ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

i

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and natural gas industry terms that are used in this Quarterly Report on Form 10-Q (this “report”):

Argus WTI Houston	Grade of oil that serves as a benchmark price for oil at Houston, Texas.
Argus WTI Midland	Grade of oil that serves as a benchmark price for oil at Midland, Texas.
Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BO	One barrel of crude oil.
BO/d	One BO per day.
BOE	One barrel of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	BOE per day.
Brent	A major trading classification of light sweet oil that serves as a benchmark price for oil worldwide.
British Thermal Unit or Btu	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
Gross acres or gross wells	The total acres or wells, as the case may be, in which a working interest is owned.
Henry Hub	Natural gas gathering point that serves as a benchmark price for natural gas futures on the NYMEX.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbl	One thousand barrels of crude oil and other liquid hydrocarbons.
MBOE	One thousand BOE.
MBOE/d	One thousand BOE per day.
Mcf	One thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	One million British Thermal Units.
MMcf	Million cubic feet of natural gas.
Net acres	The sum of the fractional working interest owned in gross acres.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Proved reserves	The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.
Reserves	The estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves are not assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or crude oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development, which may be subject to expiration.
Waha Hub	Natural gas gathering point that serves as a benchmark price for natural gas at western Texas and New Mexico.
Working interest	An operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.
WTI	West Texas Intermediate, a light sweet blend of oil produced from fields in western Texas and is a grade of oil that serves as a benchmark for oil on the NYMEX.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms that are used in this report:

ASU	Accounting Standards Update.
Equity Plan	The Company’s 2021 Amended and Restated Equity Incentive Plan.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board.
GAAP	Accounting principles generally accepted in the United States.
LIBOR	The London interbank offered rate.
Nasdaq	The Nasdaq Global Select Market.
NYMEX	New York Mercantile Exchange.
OPEC	Organization of the Petroleum Exporting Countries.
SEC	United States Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
Guaranteed Senior Notes	The outstanding senior notes issued by Diamondback Energy, Inc. under indentures where Diamondback E&P is the sole guarantor, consisting of the 3.250% Senior Notes due 2026, 3.500% Senior Notes due 2029, 3.125% Senior Notes due 2031, 6.250% Senior Notes due 2033, 4.400% Senior Notes due 2051, 4.250% Senior Notes due 2052 and 6.250% Senior Notes due 2053.
SOFR	The secured overnight financing rate.
TSR	Total stockholder return of the Company’s common stock.
Wells Fargo	Wells Fargo Bank, National Association.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations (including drilling plans and capital plans); estimates and projections of revenues, losses, costs, expenses, returns, cash flow and financial position; reserve estimates and our ability to replace or increase reserves; anticipated benefits of strategic transactions (including acquisitions and divestitures); and plans and objectives of management (including plans for future cash flow from operations and for executing environmental strategies) are forward-looking statements. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to the Company are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this report and detailed under Part II, Item 1A. Risk Factors in this report and our Annual Report on Form 10–K for the year ended December 31, 2022 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of the Company and its consolidated subsidiaries.

Factors that could cause our outcomes to differ materially include (but are not limited to) the following:

•changes in supply and demand levels for oil, natural gas and natural gas liquids, and the resulting impact on the price for those commodities;
•the impact of public health crises, including epidemic or pandemic diseases and any related company or government policies or actions;
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
•challenges with employee retention and an increasingly competitive labor market;
•changes in availability or cost of rigs, equipment, raw materials, supplies, oilfield services;
•changes in safety, health, environmental, tax and other regulations or requirements (including those addressing air emissions, water management, or the impact of global climate change);
•security threats, including cybersecurity threats and disruptions to our business and operations from breaches of our information technology systems, or from breaches of information technology systems of third parties with whom we transact business;
•lack of, or disruption in, access to adequate and reliable transportation, processing, storage and other facilities for our oil, natural gas and natural gas liquids;

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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2023	2022
	(In millions, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$18	$157
Restricted cash	3	7
Accounts receivable:
Joint interest and other, net	143	104
Oil and natural gas sales, net	544	618
Inventories	66	67
Derivative instruments	7	132
Income tax receivable	120	284
Prepaid expenses and other current assets	17	23
Total current assets	918	1,392
Property and equipment:
Oil and natural gas properties, full cost method of accounting ($8,558 million and $8,355 million excluded from amortization at June 30, 2023 and December 31, 2022, respectively)	39,948	37,122
Other property, equipment and land	755	1,481
Accumulated depletion, depreciation, amortization and impairment	(15,558)	(14,844)
Property and equipment, net	25,145	23,759
Funds held in escrow	—	119
Equity method investments	587	566
Assets held for sale	742	158
Derivative instruments	1	23
Deferred income taxes, net	60	64
Investment in real estate, net	85	86
Other assets	49	42
Total assets	$27,587	$26,209
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$249	$127
Accrued capital expenditures	558	480
Current maturities of long-term debt	—	10
Other accrued liabilities	454	399
Revenues and royalties payable	729	619
Derivative instruments	118	47
Income taxes payable	15	34
Total current liabilities	2,123	1,716
Long-term debt	6,543	6,238
Derivative instruments	175	148
Asset retirement obligations	286	336
Deferred income taxes	2,233	2,069
Other long-term liabilities	15	12
Total liabilities	11,375	10,519
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; 400,000,000 shares authorized; 179,221,318 and 179,840,797 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	14,187	14,213
Retained earnings (accumulated deficit)	1,372	801
Accumulated other comprehensive income (loss)	(7)	(7)
Total Diamondback Energy, Inc. stockholders’ equity	15,554	15,009
Non-controlling interest	658	681
Total equity	16,212	15,690
Total liabilities and equity	$27,587	$26,209

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions, except per share amounts, shares in thousands)
Revenues:
Oil sales	$1,708	$2,189	$3,362	$4,135
Natural gas sales	48	264	117	418
Natural gas liquid sales	140	299	319	588
Other operating income	23	16	46	35
Total revenues	1,919	2,768	3,844	5,176
Costs and expenses:
Lease operating expenses	200	159	392	308
Production and ad valorem taxes	148	178	303	339
Gathering and transportation	68	61	136	120
Depreciation, depletion, amortization and accretion	432	330	835	643
General and administrative expenses	37	39	77	75
Merger and integration expenses	2	—	10	—
Other operating expenses	32	23	66	53
Total costs and expenses	919	790	1,819	1,538
Income (loss) from operations	1,000	1,978	2,025	3,638
Other income (expense):
Interest expense, net	(51)	(39)	(97)	(79)
Other income (expense), net	(21)	1	32	2
Gain (loss) on derivative instruments, net	(189)	(101)	(282)	(653)
Gain (loss) on extinguishment of debt	(4)	(4)	(4)	(58)
Income (loss) from equity investments	16	28	30	37
Total other income (expense), net	(249)	(115)	(321)	(751)
Income (loss) before income taxes	751	1,863	1,704	2,887
Provision for (benefit from) income taxes	165	402	372	623
Net income (loss)	586	1,461	1,332	2,264
Net income (loss) attributable to non-controlling interest	30	45	64	69
Net income (loss) attributable to Diamondback Energy, Inc.	$556	$1,416	$1,268	$2,195
Earnings (loss) per common share:
Basic	$3.05	$7.93	$6.95	$12.28
Diluted	$3.05	$7.93	$6.95	$12.28
Weighted average common shares outstanding:
Basic	180,373	176,570	181,176	177,064
Diluted	180,373	176,572	181,176	177,066
Dividends declared per share	$0.84	$3.05	$1.67	$6.10

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares	Amount
	($ in millions, shares in thousands)
Balance December 31, 2022	179,841	$2	$14,213	$801	$(7)	$681	$15,690
Unit-based compensation	—	—	—	—	—	1	1
Distribution equivalent rights payments	—	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	15	—	—	—	15
Cash paid for tax withholding on vested equity awards	(119)	—	(18)	—	—	—	(18)
Repurchased shares under buyback program	(2,531)	—	(332)	—	—	—	(332)
Repurchased units under buyback programs	—	—	—	—	—	(34)	(34)
Common shares issued for acquisition	4,330	—	633	—	—	—	633
Distributions to non-controlling interest	—	—	—	—	—	(34)	(34)
Dividend paid	—	—	—	(542)	—	—	(542)
Exercise of stock options and issuance of restricted stock units and awards	84	—	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	(9)	—	—	11	2
Net income (loss)	—	—	—	712	—	34	746
Balance March 31, 2023	181,605	2	14,502	967	(7)	659	16,123
Distribution equivalent rights payments	—	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	22	—	—	—	22
Cash paid for tax withholding on vested equity awards	(18)	—	(1)	—	—	—	(1)
Repurchased shares under buyback program	(2,427)	—	(321)	—	—	—	(321)
Repurchased units under buyback programs	—	—	—	—	—	(23)	(23)
Distributions to non-controlling interest	—	—	—	—	—	(25)	(25)
Dividend paid	—	—	—	(150)	—	—	(150)
Exercise of stock options and vesting of restricted stock units and awards	59	—	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	(15)	—	—	17	2
Net income (loss)	—	—	—	556	—	30	586
Balance June 30, 2023	179,219	$2	$14,187	$1,372	$(7)	$658	$16,212

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In millions)
Cash flows from operating activities:
Net income (loss)	$1,332	$2,264
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (benefit from) deferred income taxes	175	273
Depreciation, depletion, amortization and accretion	835	643
(Gain) loss on extinguishment of debt	4	58
(Gain) loss on derivative instruments, net	282	653
Cash received (paid) on settlement of derivative instruments	(38)	(720)
(Income) loss from equity investment	(30)	(37)
Equity-based compensation expense	27	28
Other	(26)	36
Changes in operating assets and liabilities:
Accounts receivable	38	(380)
Income tax receivable	164	1
Prepaid expenses and other	13	15
Accounts payable and accrued liabilities	74	(21)
Income tax payable	(19)	(14)
Revenues and royalties payable	86	163
Other	21	(3)
Net cash provided by (used in) operating activities	2,938	2,959
Cash flows from investing activities:
Drilling, completions and infrastructure additions to oil and natural gas properties	(1,303)	(863)
Additions to midstream assets	(65)	(42)
Property acquisitions	(1,025)	(369)
Proceeds from sale of assets	532	72
Other	(13)	(30)
Net cash provided by (used in) investing activities	(1,874)	(1,232)
Cash flows from financing activities:
Proceeds from borrowings under credit facilities	3,451	1,579
Repayments under credit facilities	(3,036)	(1,563)
Proceeds from senior notes	—	750
Repayment of senior notes	(134)	(1,865)
Proceeds from (repayments to) joint venture	—	(17)
Premium on extinguishment of debt	—	(49)
Repurchased shares under buyback program	(653)	(310)
Repurchased units under buyback program	(57)	(71)
Dividends paid to stockholders	(692)	(648)
Distributions to non-controlling interest	(59)	(110)
Other	(27)	(36)
Net cash provided by (used in) financing activities	(1,207)	(2,340)
Net increase (decrease) in cash and cash equivalents	(143)	(613)
Cash, cash equivalents and restricted cash at beginning of period	164	672
Cash, cash equivalents and restricted cash at end of period	$21	$59

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

As of June 30, 2023, the wholly owned subsidiaries of Diamondback include Diamondback E&P LLC (“Diamondback E&P”), a Delaware limited liability company, Viper Energy Partners GP LLC, a Delaware limited liability company (“Viper’s General Partner”), Rattler Midstream GP LLC, a Delaware limited liability company (“Rattler’s GP”), Rattler Midstream LP, a Delaware limited partnership (“Rattler”) and QEP Resources, Inc. (“QEP”), a Delaware corporation.

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

The Rattler Merger was accounted for as a non-cash equity transaction resulting in increases to common stock of $44 thousand, additional paid-in-capital of $344 million, merger and integration expense of $11 million and a decrease in noncontrolling interests in consolidated subsidiaries of $344 million. For periods prior to the Effective Date, the results of operations attributable to the non-controlling interest in Rattler are presented within equity and net income and are shown separately from the equity and net income attributable to the Company.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation. The Company has one reportable segment, the upstream segment.

Diamondback’s publicly traded subsidiary Viper Energy Partners LP (“Viper”) is consolidated in the Company’s financial statements. As of June 30, 2023, the Company owned approximately 57% of Viper’s total units outstanding. The Company’s wholly owned subsidiary, Viper Energy Partners GP LLC, is the general partner of Viper. The results of operations attributable to the non-controlling interest in Viper are presented within equity and net income and are shown separately from the equity and net income attributable to the Company.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Certain amounts included in or affecting the Company’s condensed consolidated financial statements and related disclosures must be estimated by management, requiring certain assumptions to be made with respect to values or conditions that cannot be known with certainty at the time the consolidated financial statements are prepared. These estimates and assumptions affect the amounts the Company reports for assets and liabilities and the Company’s disclosure of contingent assets and liabilities as of the date of the consolidated financial statements. Actual results could differ from those estimates.

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, the war in Ukraine, rising interest rates, global supply chain disruptions, concerns about a potential economic downturn or recession, recent measures to combat persistent inflation and instability in the financial sector have contributed to recent economic and pricing volatility. The financial results of companies in the oil and natural gas industry have been impacted materially as a result of these events and changing market conditions. Such circumstances generally increase uncertainty in the Company’s accounting estimates, particularly those involving financial forecasts.

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

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This update required the acquirer in a business combination to record contract asset and liabilities following Topic 606 – “Revenue from Contracts with Customers” at acquisition as if it had originated the contract, rather than at fair value. The Company adopted this update effective January 1, 2023. The adoption of this update did not have a material impact on its financial position, results of operations or liquidity.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from Contracts with Customers

The following tables present the Company’s revenue from contracts with customers disaggregated by product type and basin:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$1,322	$384	$2	$1,708	$1,610	$577	$2	$2,189
Natural gas sales	31	17	—	48	168	95	1	264
Natural gas liquid sales	93	47	—	140	207	91	1	299
Total	$1,446	$448	$2	$1,896	$1,985	$763	$4	$2,752

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$2,617	$742	$3	$3,362	$3,008	$1,122	$5	$4,135
Natural gas sales	79	38	—	117	266	151	1	418
Natural gas liquid sales	225	94	—	319	398	188	2	588
Total	$2,921	$874	$3	$3,798	$3,672	$1,461	$8	$5,141

4.    ACQUISITIONS AND DIVESTITURES

2023 Activity

Lario Acquisition

On January 31, 2023, the Company closed on its acquisition of all leasehold interests and related assets of Lario Permian, LLC, a wholly owned subsidiary of Lario Oil and Gas Company, and certain associated sellers (collectively “Lario”). The acquisition included approximately 25,000 gross (16,000 net) acres in the Midland Basin and certain related oil and gas assets (the “Lario Acquisition”), in exchange for 4.33 million shares of the Company’s common stock and $814 million in cash, including certain customary post-closing adjustments. Approximately $113 million of the cash consideration was deposited in an indemnity holdback escrow account at closing to be distributed upon satisfactory settlement of any potential title defects on the acquired properties. The cash portion of the consideration for the Lario Acquisition was funded through a combination of cash on hand, a portion of the net proceeds from the Company’s December 2022 senior notes offering and borrowings under the Company’s revolving credit facility.

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

The following table sets forth the Company’s preliminary purchase price allocation (in millions):

Total consideration	$1,447

Fair value of liabilities assumed:
Other long-term liabilities	37

Fair value of assets acquired:
Oil and natural gas properties	1,460
Inventories	2
Other property, equipment and land	22
Amount attributable to assets acquired	1,484
Net assets acquired and liabilities assumed	$1,447

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

With the completion of the Lario Acquisition, the Company acquired proved properties of $924 million and unproved properties of $536 million. The results of operations attributable to the Lario Acquisition since the acquisition date have been included in the condensed consolidated statements of operations and include $122 millions and $211 million of total revenue and $55 millions and $87 million of net income for the three and six months ended June 30, 2023, respectively.

Divestitures

On April 28, 2023, the Company divested non-core assets to an unrelated third-party buyer consisting of approximately 19,000 net acres in Glasscock County, TX for net cash proceeds at closing of $275 million, subject to certain customary post-closing adjustments including $3 million retained as an indemnity holdback in an escrow account for certain title defects. This transaction did not result in a significant alteration of the relationship between the Company’s capitalized costs and proved reserves and, accordingly, the Company recorded the proceeds as a reduction of its full cost pool with no gain or loss recognized on the sale. The Company used its net proceeds from this transaction for debt reduction and other general corporate purposes.

On March 31, 2023, the Company divested non-core assets consisting of approximately 4,900 net acres in Ward and Winkler counties to unrelated third-party buyers for $78 million in net cash proceeds, including customary post-closing adjustments.

On January 9, 2023, the Company divested its 10% non-operating equity investment in Gray Oak Pipeline, LLC (“Gray Oak”) for $172 million in net cash proceeds and recorded a gain on the sale of equity method investments of approximately $53 million in the first quarter of 2023 that is included in the caption “Other income (expense), net” on the condensed consolidated statement of operations for the six months ended June 30, 2023.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

2022 Activity

FireBird Energy LLC

On November 30, 2022, the Company closed on its acquisition of all leasehold interests and related assets of FireBird Energy LLC, which included approximately 75,000 gross (68,000 net) acres in the Midland Basin and certain related oil and gas assets, in exchange for 5.92 million shares of the Company’s common stock and $787 million in cash, including certain customary post-closing adjustments. Approximately $125 million of the cash consideration was deposited in an indemnity holdback escrow account at closing to be distributed upon satisfactory settlement of any potential title defects on the acquired properties. The cash portion of the consideration for the FireBird Acquisition was funded through a combination of cash on hand and borrowings under the Company’s revolving credit facility. As a result of the FireBird Acquisition, the Company added approximately 854 gross producing wells.

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

Purchase Price Allocation

The FireBird Acquisition has been accounted for as a business combination using the acquisition method. The following table represents the allocation of the total purchase price paid in the FireBird Acquisition to the identifiable assets acquired and the liabilities assumed based on the fair values at the acquisition date. Although the purchase price allocation is substantially complete as of the date of this filing, there may be further adjustments to the fair value of certain assets acquired and liabilities assumed, including but not limited to the Company’s oil and natural gas properties and other property, equipment and land. The Company expects to complete the purchase price allocation during the 12-month period following the acquisition date and may revise the value of the assets and liabilities as appropriate within that time frame.

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

Pro Forma Financial Information

The following unaudited summary pro forma financial information for the three and six months ended June 30, 2023 and 2022 has been prepared to give effect to the FireBird Acquisition and the Lario Acquisition as if they had occurred on January 1, 2022. The unaudited pro forma financial information does not purport to be indicative of what the combined company’s results of operations would have been if these transactions had occurred on the dates indicated, nor is it indicative of the future financial position or results of operations of the combined company.

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

Additionally, pro forma earnings for the three and six months ended June 30, 2023 were adjusted to exclude acquisition-related costs incurred by the Company of $1 million and $8 million for the Lario Acquisition and $2 million and $3 million for the FireBird Acquisition, respectively, which consist primarily of legal and advisory fees. The pro forma results of operations do not include any cost savings or other synergies that may result from the Firebird Acquisition and the Lario Acquisition or any estimated costs that have been or will be incurred by the Company to integrate the acquired assets. The pro forma financial data does not include the results of operations for any other acquisitions made during the periods presented, as they were primarily acreage acquisitions, and their results were not deemed material.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions, except per share amounts)
Revenues	$1,919	$3,023	$3,889	$5,627
Income (loss) from operations	$1,002	$2,154	$2,060	$3,931
Net income (loss)	$558	$1,603	$1,298	$2,510
Basic earnings (loss) per common share	$3.07	$8.48	$7.14	$12.61
Diluted earnings (loss) per common share	$3.07	$8.48	$7.14	$12.61

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
5.    PROPERTY AND EQUIPMENT

Property and equipment includes the following as of the dates indicated:

	June 30,	December 31,
	2023	2022
	(In millions)
Oil and natural gas properties:
Subject to depletion	$31,390	$28,767
Not subject to depletion	8,558	8,355
Gross oil and natural gas properties	39,948	37,122
Accumulated depletion	(7,462)	(6,671)
Accumulated impairment	(7,954)	(7,954)
Oil and natural gas properties, net	24,532	22,497
Other property, equipment and land	755	1,481
Accumulated depreciation, amortization, accretion and impairment	(142)	(219)
Total property and equipment, net	$25,145	$23,759

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter which determines a limit, or ceiling, on the book value of proved oil and natural gas properties. No impairment expense was recorded for the three and six months ended June 30, 2023 or 2022 based on the results of the respective quarterly ceiling tests.

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

Assets Held For Sale

During the second quarter of 2023, the Company commenced separate plans to sell certain assets consisting of midstream water assets with a carrying value of $667 million and oil gathering assets with a carrying value of $75 million. As of June 30, 2023, the Company had ceased depreciating these assets and classified them as held for sale on the Company’s condensed consolidated balance sheet. At December 31, 2022, the midstream water assets and oil gathering assets were included in the Company’s consolidated balance sheet under the caption “Other property, equipment and land.” All of these assets are included in the midstream operating segment, which is categorized as “All Other” in the Company’s segment disclosures in Note 16—Segment Information.

At the time these assets were transferred to held for sale, their carrying values approximated or were less than their respective fair values less costs to sell based on observable exit prices obtained from third party bids. As such, no impairment loss was recorded on these assets upon their transfer to held for sale. The Company expects to complete the sale of these assets in the third quarter of 2023.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
6.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligations liability for the following periods:

	Six Months Ended June 30,
	2023	2022
	(In millions)
Asset retirement obligations, beginning of period	$347	$171
Additional liabilities incurred	12	26
Liabilities acquired	3	3
Liabilities settled and divested	(42)	(8)
Accretion expense	14	6
Revisions in estimated liabilities	(43)	75
Asset retirement obligations, end of period	291	273
Less current portion(1)	5	13
Asset retirement obligations - long-term	$286	$260
(1) The current portion of the asset retirement obligation is included in other accrued liabilities in the Company’s condensed consolidated balance sheets.

7.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	June 30,	December 31,
	2023	2022
	(In millions)
5.250% Senior Notes due 2023	$—	$10
3.250% Senior Notes due 2026	750	780
5.625% Senior Notes due 2026	14	14
7.125% Medium-term Notes, Series B, due 2028	73	73
3.500% Senior Notes due 2029	921	1,021
3.125% Senior Notes due 2031	789	789
6.250% Senior Notes due 2033	1,100	1,100
4.400% Senior Notes due 2051	650	650
4.250% Senior Notes due 2052	750	750
6.250% Senior Notes due 2053	650	650
Unamortized debt issuance costs	(42)	(43)
Unamortized discount costs	(23)	(26)
Unamortized premium costs	4	4
Unamortized basis adjustment of dedesignated interest rate swap agreements(1)	(90)	(106)
Revolving credit facility	343	—
Viper revolving credit facility	224	152
Viper 5.375% Senior Notes due 2027	430	430
Total debt, net	6,543	6,248
Less: current maturities of long-term debt	—	10
Total long-term debt	$6,543	$6,238
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

Credit Agreement

As of June 30, 2023, Diamondback E&P, as borrower, and Diamondback Energy, Inc., as parent guarantor, have a credit agreement, as amended, which provides for a maximum credit amount of $1.6 billion. As of June 30, 2023, the Company had $343 million in outstanding borrowings under the credit agreement and $1.3 billion available for future borrowings. During the three and six months ended June 30, 2023 the weighted average interest rate on borrowings under the credit agreement was 6.37% and 6.23%, respectively. During both the three and six months ended June 30, 2022 the weighted average interest rate on borrowings under the credit agreement was 2.69%. During the second quarter of 2023, the Company exercised an election to extend the maturity date of the credit agreement by one year to June 2, 2028 in accordance with the terms of the credit agreement.

As of June 30, 2023, the Company was in compliance with all financial maintenance covenants under the credit agreement.

Repurchases of Notes

In the second quarter of 2023, the Company repurchased principal amounts of $30 million of its 3.250% Senior Notes due 2026 and $100 million of its 3.500% Senior Notes due 2029 for total cash consideration, including accrued interest paid of $124 million. These repurchases resulted in an immaterial loss on extinguishment of debt during the second quarter of 2023.

Viper’s Credit Agreement

On May 31, 2023, Viper LLC entered into a tenth amendment to its existing credit agreement, which among other things, (i) maintained the maximum credit amount under the Viper LLC credit agreement of $2.0 billion, (ii) increased the borrowing base from $580 million to $1.0 billion and (iii) increased the elected commitment amount from $500 million to $750 million. As of June 30, 2023, Viper LLC had $224 million of outstanding borrowings and $526 million available for future borrowings. During the three and six months ended June 30, 2023 and 2022, the weighted average interest rates on borrowings under the Viper credit agreement were 7.53%, 7.24% and 3.20% and 2.88%, respectively. The Viper credit agreement will mature on June 2, 2025. As of June 30, 2023, Viper LLC was in compliance with all financial maintenance covenants under the Viper credit agreement.

8.    STOCKHOLDERS’ EQUITY AND EARNINGS (LOSS) PER SHARE

Stock Repurchase Program

In September 2021, the Company’s board of directors approved a stock repurchase program to acquire up to $2.0 billion of the Company’s outstanding common stock, excluding excise tax. On July 28, 2022, the Company’s board of directors approved an increase in the Company’s common stock repurchase program from $2.0 billion to $4.0 billion, excluding excise tax. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the three and six months ended June 30, 2023 and 2022, the Company repurchased, excluding excise tax, approximately $321 million, $653 million, $303 million and $310 million of common stock under this repurchase program, respectively. As of June 30, 2023, approximately $1.8 billion remained available for use to repurchase shares under the Company’s common stock repurchase program, excluding excise tax.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Net income (loss) attributable to the Company	$556	$1,416	$1,268	$2,195
Change in ownership of consolidated subsidiaries	(15)	(9)	(24)	(21)
Change from net income (loss) attributable to the Company's stockholders and transfers to non-controlling interest	$541	$1,407	$1,244	$2,174

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

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	($ in millions, except per share amounts, shares in thousands)
Net income (loss) attributable to common stock	$556	$1,416	$1,268	$2,195
Less: distributed and undistributed earnings allocated to participating securities(1)	5	16	9	21
Net income (loss) attributable to common stockholders	$551	$1,400	$1,259	$2,174
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	180,373	176,570	181,176	177,064
Effect of dilutive securities:
Weighted-average potential common shares issuable	—	2	—	2
Diluted weighted average common shares outstanding	180,373	176,572	181,176	177,066
Basic net income (loss) attributable to common stock	$3.05	$7.93	$6.95	$12.28
Diluted net income (loss) attributable to common stock	$3.05	$7.93	$6.95	$12.28
(1)    Unvested restricted stock awards and performance stock awards that contain non-forfeitable distribution equivalent rights are considered participating securities and therefore are included in the earnings per share calculation pursuant to the two-class method.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
9.    EQUITY-BASED COMPENSATION

Under the Equity Plan approved by the Board of Directors, the Company is authorized to issue up to 11.8 million shares of incentive and non-statutory stock options, restricted stock awards and restricted stock units, performance awards and stock appreciation rights to eligible employees. The Company has outstanding restricted stock units and performance-based restricted stock units under the Equity Plan. The Company also has immaterial amounts of restricted share awards and stock appreciation rights outstanding which were issued under plans assumed in connection with previously completed mergers. At June 30, 2023, approximately 5.1 million shares of common stock remain available for future grants under the Equity Plan. The Company classifies its restricted stock units and performance-based restricted stock units as equity-based awards and estimates the fair values of restricted stock awards and units as the closing price of the Company’s common stock on the grant date of the award, which is expensed over the applicable vesting period.

In addition to the Equity Plan, Viper maintains its own long-term incentive plan, which is not significant to the Company.

The following table presents the financial statement impacts of equity compensation plans and related costs on the Company’s financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
General and administrative expenses	$16	$13	$27	$28
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	$6	$6	$11	$10

Restricted Stock Units

The following table presents the Company’s restricted stock unit activity during the six months ended June 30, 2023 under the Equity Plan:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2022	918,902	$95.74
Granted	390,530	$143.74
Vested	(154,606)	$122.88
Forfeited	(52,986)	$98.87
Unvested at June 30, 2023	1,101,840	$108.62

The aggregate grant date fair value of restricted stock units that vested during the six months ended June 30, 2023 was $19 million. As of June 30, 2023, the Company’s unrecognized compensation cost related to unvested restricted stock units was $94 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Performance Based Restricted Stock Units

The following table presents the Company’s performance restricted stock units activity under the Equity Plan for the six months ended June 30, 2023:

	Performance Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2022	347,881	$168.48
Granted	126,347	$259.52
Forfeited	(27,168)	$131.06
Unvested at June 30, 2023(1)	447,060	$196.48
(1)A maximum of 1,068,213 units could be awarded based upon the Company’s final TSR ranking.

As of June 30, 2023, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $50 million, which is expected to be recognized over a weighted-average period of 1.7 years.

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

The following table presents a summary of the grant-date fair values of performance restricted stock units granted and the related assumptions for the awards granted during the period presented:

2023
Grant-date fair value	$259.52
Risk-free rate	4.64%
Company volatility	46.90%

10.    INCOME TAXES

The following table provides the Company’s provision for (benefit from) income taxes and the effective income tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions, except for tax rate)
Provision for (benefit from) income taxes	$165	$402	$372	$623
Effective income tax rate	22.0%	21.6%	21.8%	21.6%

Total income tax expense from continuing operations for the three and six months ended June 30, 2023 and 2022 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income primarily due to (i) state income taxes, net of federal benefit, and (ii) the impact of permanent differences between book and taxable income, partially offset by (iii) tax benefit resulting from a reduction in the valuation allowance on Viper’s deferred tax assets for the three and six months ended June 30, 2022 due to Viper’s pre-tax income for the period.

As of June 30, 2023, Viper maintained a partial valuation allowance against its deferred tax assets, based on its assessment of all available evidence, both positive and negative, supporting realizability of Viper’s deferred tax assets.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

For the three and six months ended June 30, 2023 and 2022, the Company’s items of discrete income tax expense or benefit were not material.

The Inflation Reduction Act of 2022 (“IRA”) was enacted on August 16, 2022, which created a 15% corporate alternative minimum tax (“CAMT”) on the “adjusted financial statement income” of certain large corporations (generally, corporations reporting at least $1 billion of average adjusted pre-tax net income on their consolidated financial statements) as well as an excise tax of 1% on the fair market value of certain public company stock/unit repurchases for tax years beginning after December 31, 2022. Based on application of currently available guidance, the Company’s income tax expense for the three and six months ended June 30, 2023 were not impacted by the CAMT. The Company’s excise tax during the three and six months ended June 30, 2023 was immaterial and was recognized as part of the cost basis of the units repurchased.

11.    DERIVATIVES

At June 30, 2023, the Company has commodity derivative contracts and interest rate swaps outstanding. All derivative financial instruments are recorded at fair value.

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

As of June 30, 2023, the Company had the following outstanding commodity derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Collars
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Weighted Average Differential	Weighted Average Floor Price	Weighted Average Ceiling Price
OIL
July - Dec.	2023	Basis Swap(1)	24,000	Argus WTI Midland	$0.90	$—	$—
Jan. - Dec.	2024	Basis Swap(1)	4,000	Argus WTI Midland	$1.27	$—	$—
NATURAL GAS
July - Dec.	2023	Costless Collar	310,000	Henry Hub	$—	$3.18	$9.22
Jan. - Dec.	2024	Costless Collar	200,000	Henry Hub	$—	$3.00	$8.42
July - Dec.	2023	Basis Swap(1)	330,000	Waha Hub	$(1.24)	$—	$—
Jan. - Dec.	2024	Basis Swap(1)	380,000	Waha Hub	$(1.18)	$—	$—
Jan. - Dec.	2025	Basis Swap(1)	110,000	Waha Hub	$(0.76)	$—	$—
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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Strike Price	Weighted Average Differential	Deferred Premium
OIL
July - Sep.	2023	Put	113,000	Brent	$54.69	$—	$1.65
July - Sep.	2023	Put	32,000	Argus WTI Houston	$55.00	$—	$1.68
July - Sep.	2023	Put	12,000	WTI	$55.00	$—	$1.80
Oct. - Dec.	2023	Put	96,000	Brent	$55.00	$—	$1.60
Oct. - Dec.	2023	Put	26,000	Argus WTI Houston	$55.00	$—	$1.68
Oct. - Dec.	2023	Put	12,000	WTI	$55.00	$—	$1.85
Jan. - Mar.	2024	Put	44,000	Brent	$55.00	$—	$1.70
Jan. - Mar.	2024	Put	6,000	Argus WTI Houston	$55.00	$—	$1.87
Apr. - Jun.	2024	Put	12,000	Brent	$55.00	$—	$1.81

Interest Rate Swaps

In the second quarter of 2021, the Company entered into two interest rate swap agreements for notional amounts of $600 million, which were designated as fair value hedges of the Company’s $1.2 billion 3.50% fixed rate senior notes due 2029 (the “2029 Notes”) at inception. The Company receives a fixed 3.50% rate of interest on these swaps. Effective on May 28, 2023, the variable rate of interest the Company pays on these swaps was reset from three month LIBOR to three month SOFR plus 2.1865%. The Company previously adopted the optional expedient in ASU 2020-04, “Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” as later extended for these contract term modifications, and as a result, did not recognize any impact of the change in reference rate on its financial position, results of operations or liquidity for the three or six months ended June 30, 2023.

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
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments not designated as hedging instruments included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Gain (loss) on derivative instruments, net:
Commodity contracts	$(152)	$(102)	$(261)	$(654)
Interest rate swaps	(37)	1	(21)	1
Total	$(189)	$(101)	$(282)	$(653)

Net cash received (paid) on settlements:
Commodity contracts(1)	$(17)	$(306)	$(16)	$(726)
Interest rate swaps	(22)	6	(22)	6
Total	$(39)	$(300)	$(38)	$(720)
(1)The six months ended June 30, 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $135 million.

12.    FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As discussed in Note 13—Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, certain financial instruments of the Company are reported at fair value on the Company’s condensed consolidated balance sheets. The net amounts of derivative instruments are classified as current or noncurrent based on their anticipated settlement dates. The Company has an immaterial investment that is reported at fair value using observable, quoted stock prices and is included in “Other assets” on the Company’s condensed consolidated balance sheet at June 30, 2023.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The following table provides the fair value of financial instruments that are recorded at fair value in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Derivative instruments:
Commodity derivative instruments	$—	$60	$—	$60	$(53)	$7
Non-current assets- Derivative instruments:
Commodity derivative instruments	$—	$14	$—	$14	$(13)	$1
Non-current assets- Other assets:
Investment	$13	$—	$—	$13	$—	$13
Liabilities:
Current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$119	$—	$119	$(53)	$66
Interest rate swaps	$—	$52	$—	$52	$—	$52
Non-current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$48	$—	$48	$(13)	$35
Interest rate swaps	$—	$140	$—	$140	$—	$140

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Derivative instruments:
Commodity derivative instruments	$—	$197	$—	$197	$(65)	$132
Non-current assets- Derivative instruments:
Commodity derivative instruments	$—	$62	$—	$62	$(39)	$23
Liabilities:
Current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$67	$—	$67	$(65)	$2
Interest rate swaps	$—	$45	$—	$45	$—	$45
Non-current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$39	$—	$39	$(39)	$—
Interest rate swaps	$—	$148	$—	$148	$—	$148

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	June 30, 2023		December 31, 2022
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
(In millions)
Debt	$6,543	$6,167	$6,248	$5,754

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

13.    SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
	(In millions)
Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes	$54	$362
Supplemental disclosure of non-cash transactions:
Accrued capital expenditures included in accounts payable and accrued expenses	$686	$340
Common stock issued for acquisitions	$633	$—

14.    COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings, disputes and claims arising in the ordinary course of its business, including those that arise from interpretation of federal and state laws and regulations affecting the crude oil and natural gas industry, personal injury claims, title disputes, royalty disputes, contract claims, contamination claims relating to oil and natural gas exploration and development and environmental claims, including claims involving assets previously sold to third parties and no longer part of the Company’s current operations. While the ultimate outcome of the pending proceedings, disputes or claims and any resulting impact on the Company, cannot be predicted with certainty, the Company’s management believes that none of these matters, if ultimately decided adversely, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company’s assessment is based on information known about the pending matters and its experience in contesting, litigating and settling similar matters. Actual outcomes could differ materially from the Company’s assessment. The Company records reserves for contingencies related to outstanding legal proceedings,

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
disputes or claims when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.

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

Beginning in 2013 and continuing through the second quarter of 2023, several coastal Louisiana parishes and the State of Louisiana have filed 43 lawsuits under Louisiana’s State and Local Coastal Resources Management Act (“SLCRMA”) against numerous oil and gas producers seeking damages for coastal erosion in or near oil fields located within Louisiana’s coastal zone. The Company is a defendant in three of these cases, and Plaintiffs’ claims against the Company relate to the prior operations of entities previously acquired by Energen Corporation. The Company has exercised contractual indemnification rights where applicable. Plaintiffs’ SLCRMA theories are unprecedented, and there remains significant uncertainty about the claims (both as to scope and damages). Although we cannot predict the ultimate outcome of these matters, the Company believes the claims lack merit and intends to continue vigorously defending these lawsuits.

15.    SUBSEQUENT EVENTS

Second Quarter 2023 Dividend Declaration

On July 26, 2023, the board of directors of the Company approved an increase to the Company’s annual base dividend to $3.36 per share and declared a cash dividend for the second quarter of 2023 of $0.84 per share of common stock, payable on August 17, 2023 to its stockholders of record at the close of business on August 10, 2023. Future base and variable dividends are at the discretion of the board of directors of the Company.

Divestiture

On July 28, 2023, the Company divested its 43% non-operating equity investment in OMOG for $225 million in gross cash proceeds received at closing and a potential earn-out payment of $15 million, resulting in an initial gain on the sale of equity method investments of approximately $27 million in the third quarter of 2023. The earn-out payment is contingent on production volumes attributable to a certain area specified in the purchase and sales agreement reaching an average level of 165,000 Bbls/day during 2024. If met, the earn-out payment would be received in 2025 and will be recorded by the Company if and when it becomes realizable.

16.    SEGMENT INFORMATION

As of June 30, 2023, the Company has one reportable segment, the upstream segment, which is engaged in the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves primarily in the Permian Basin in West Texas. Other operations are included in the “All Other” category in the table below.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The following tables summarize the results of the Company’s operating segments during the periods presented:

	Upstream	All Other	Eliminations	Total
	(In millions)
Three Months Ended June 30, 2023:
Third-party revenues	$1,895	$24	$—	$1,919
Intersegment revenues	—	103	(103)	—
Total revenues	$1,895	$127	$(103)	$1,919
Depreciation, depletion, amortization and accretion	$421	$11	$—	$432
Income (loss) from operations	$979	$54	$(33)	$1,000
Interest expense, net	$(51)	$—	$—	$(51)
Other income (expense)	$(206)	$16	$(8)	$(198)
Provision for (benefit from) income taxes	$162	$3	$—	$165
Net income (loss) attributable to non-controlling interest	$30	$—	$—	$30
Net income (loss) attributable to Diamondback Energy, Inc.	$530	$67	$(41)	$556
As of June 30, 2023:
Total assets	$25,919	$2,161	$(493)	$27,587

	Upstream	All Other	Eliminations	Total
	(In millions)
Three Months Ended June 30, 2022:
Third-party revenues	$2,753	$15	$—	$2,768
Intersegment revenues	—	90	(90)	—
Total revenues	$2,753	$105	$(90)	$2,768
Depreciation, depletion, amortization and accretion	$314	$16	$—	$330
Income (loss) from operations	$1,962	$39	$(23)	$1,978
Interest expense, net	$(30)	$(9)	$—	$(39)
Other income (expense)	$(100)	$28	$(4)	$(76)
Provision for (benefit from) income taxes	$398	$4	$—	$402
Net income (loss) attributable to non-controlling interest	$33	$12	$—	$45
Net income (loss) attributable to Diamondback Energy, Inc.	$1,401	$42	$(27)	$1,416
As of December 31, 2022:
Total assets	$24,452	$2,213	$(456)	$26,209

	Upstream	All Other	Eliminations	Total
	(In millions)
Six Months Ended June 30, 2023:
Third-party revenues	$3,799	$45	$—	$3,844
Intersegment revenues	—	202	(202)	—
Total revenues	$3,799	$247	$(202)	$3,844
Depreciation, depletion, amortization and accretion	$809	$26	$—	$835
Income (loss) from operations	$1,981	$99	$(55)	$2,025
Interest expense, net	$(97)	$—	$—	$(97)
Other income (expense)	$(299)	$83	$(8)	$(224)
Provision for (benefit from) income taxes	$365	$7	$—	$372
Net income (loss) attributable to non-controlling interest	$64	$—	$—	$64
Net income (loss) attributable to Diamondback Energy, Inc.	$1,156	$175	$(63)	$1,268
As of June 30, 2023:
Total assets	$25,919	$2,161	$(493)	$27,587

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

	Upstream	All Other	Eliminations	Total
	(In millions)
Six Months Ended June 30, 2022:
Third-party revenues	$5,144	$32	$—	$5,176
Intersegment revenues	—	177	(177)	—
Total revenues	$5,144	$209	$(177)	$5,176
Depreciation, depletion, amortization and accretion	$606	$37	$—	$643
Income (loss) from operations	$3,599	$78	$(39)	$3,638
Interest expense, net	$(61)	$(18)	$—	$(79)
Other income (expense)	$(700)	$37	$(9)	$(672)
Provision for (benefit from) income taxes	$617	$6	$—	$623
Net income (loss) attributable to non-controlling interest	$49	$20	$—	$69
Net income (loss) attributable to Diamondback Energy, Inc.	$2,172	$71	$(48)	$2,195
As of December 31, 2022:
Total assets	$24,452	$2,213	$(456)	$26,209

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an independent oil and natural gas company currently focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. As discussed in Note 1—Description of the Business and Basis of Presentation and Note 16—Segment Information of the condensed notes to the consolidated financial statements, as of June 30, 2023, we have one reportable segment, the upstream segment.

Second Quarter 2023 Highlights

•Recorded net income of $556 million for the second quarter of 2023.

•Increased our annual base dividend to $3.36 per share, paid dividends to stockholders of $150 million during the second quarter of 2023 and declared a base dividend payable in the third quarter of 2023 of $0.84 per share of common stock.

•Repurchased $321 million of our common stock, leaving approximately $1.8 billion available for future purchases under our common stock repurchase program at June 30, 2023.

•Repurchased $130 million in aggregate principal amount of our outstanding senior notes due 2026 and 2029.

•Our cash operating costs for the second quarter of 2023 were $10.66 per BOE, including lease operating expenses of $4.88 per BOE, cash general and administrative expenses of $0.51 per BOE and production and ad valorem taxes and gathering and transportation expenses of $5.27 per BOE.

•Our average production was 449.9 MBOE/d during the second quarter of 2023.

•Drilled 86 gross horizontal wells in the Midland Basin and 12 gross horizontal wells in the Delaware Basin, and turned 89 gross operated horizontal wells (71 in the Midland Basin and 18 in the Delaware Basin) to production.

•Incurred capital expenditures, excluding acquisitions, of $711 million during the second quarter of 2023.

•Closed on the divestiture of non-core assets consisting of approximately 19,000 net acres in Glasscock County, TX for net cash proceeds at closing of $275 million.

•To date, we have executed or announced non-core asset sale transactions, including those discussed in these highlights and “—Recent Developments” below, involving gross proceeds of approximately $1.1 billion, in excess of our previously announced non-core asset divestiture target of at least $1.0 billion by year end 2023.

Recent Developments

Subsequent Divestiture Transaction

On July 28, 2023, we divested our 43% non-operating equity investment in OMOG for $225 million in gross cash proceeds and recorded an initial gain on the sale of equity method investments of approximately $27 million in the third quarter of 2023.

Commodity Prices and Inflation

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Regional and worldwide economic activity, including any economic downturn or recession that has occurred or may occur in the future, extreme weather conditions and other substantially variable factors, influence market conditions for these products. These factors are beyond our control and are difficult to predict. During the first half of 2023 and 2022, NYMEX WTI price averaged $74.77 and $101.77 per Bbl, respectively, and NYMEX Henry Hub price averaged $2.54 and $6.04 per MMBtu, respectively. The war in Ukraine, rising interest rates, global supply chain disruptions, concerns about a potential economic downturn or recession, recent measures to combat persistent inflation and instability in the financial sector have contributed to recent economic and pricing volatility and may continue to impact pricing throughout 2023. Although the impact of inflation on our business has been insignificant in prior periods, inflation in the U.S. has been rising at its fastest rate in over 40 years, creating inflationary pressure on the cost of services, equipment and other goods in the energy industry and other sectors, which is contributing to labor and materials shortages across the supply-chain. Additionally, OPEC and its non-OPEC allies, known collectively as OPEC+, continues to meet regularly to evaluate the state of global oil supply, demand and inventory levels.

Upstream Operations

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

As of June 30, 2023, we had approximately 507,989 net acres, which primarily consisted of approximately 356,343 net acres in the Midland Basin and 151,325 net acres in the Delaware Basin.

We intend to continue to develop our reserves and increase production through development drilling and exploitation and exploration activities on our multi-year inventory of identified potential drilling locations and through acquisitions that meet our strategic and financial objectives, targeting oil-weighted reserves. Production is expected to grow slightly in the second half of 2023, with third quarter oil production projected to be between 262 and 265 MBO/d (440 to 445 MBOE/d). We anticipate we will continue to grow production organically at a low single digit annual pace in 2024, with a similar level of activity to 2023, primarily due to the quality of the acreage we are developing on a large scale in the Midland Basin, combined with a high mineral interest across our development plan. We anticipate that capital expenditures will decrease by approximately 5% in the third quarter of 2023 due to both lower well costs and lower drilling activity and, to a lesser degree, a slower completion cadence. We expect this will further decrease in the fourth quarter of 2023, setting a baseline for our 2024 capital development plan. We also expect lower completion costs in the coming quarters and into 2024 due to continuous decline in raw materials and service costs. The majority of our wells are now being completed with either a simulfrac or simulfrac e-fleet, reducing our exposure to spot frac prices.

The following table sets forth the total number of operated horizontal wells drilled and completed during the second quarter of 2023:

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
	Drilled		Completed(1)		Drilled		Completed(2)
Area:	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Midland Basin	86	81	71	66	156	146	140	131
Delaware Basin	12	10	18	16	24	21	37	34
Total	98	91	89	82	180	167	177	165
(1)The average lateral length for the wells completed during the second quarter of 2023 was 10,967 feet. Operated completions during the second quarter of 2023 consisted of 24 Lower Spraberry wells, 21 Wolfcamp A wells, 18 Wolfcamp B wells, 10 Jo Mill wells, seven Third Bone Spring wells, six Middle Spraberry wells, two Second Bone Spring wells and one Upper Spraberry well.
(2)The average lateral length for the wells completed during the first six months of 2023 was 10,889 feet. Operated completions during the first six months of 2023 consisted of 44 Wolfcamp A wells, 44 Lower Spraberry wells, 33 Wolfcamp B wells, 21 Jo Mill wells, 14 Third Bone Spring wells, 11 Middle Spraberry wells, eight Second Bone Spring wells, one Upper Spraberry well and one Barnett well.

As of June 30, 2023, we operated the following wells:

	As of June 30, 2023
	Vertical Wells		Horizontal Wells		Total
Area:	Gross	Net	Gross	Net	Gross	Net
Midland Basin	2,708	2,563	2,147	1,979	4,855	4,542
Delaware Basin	39	36	698	646	737	682
Total	2,747	2,599	2,845	2,625	5,592	5,224

As of June 30, 2023, we held interests in 11,843 gross (5,314 net) wells, including 1,031 gross (90 net) wells in which we have non-operated working interest.

Results of Operations
Comparison of the Three Months Ended June 30, 2023 and March 31, 2023

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

The following table sets forth selected operating data for the three months ended June 30, 2023 and March 31, 2023:

	Three Months Ended
	June 30, 2023	March 31, 2023
Revenues (In millions):
Oil sales	$1,708	$1,654
Natural gas sales	48	69
Natural gas liquid sales	140	179
Total oil, natural gas and natural gas liquid revenues	$1,896	$1,902

Production Data:
Oil (MBbls)	23,946	22,624
Natural gas (MMcf)	50,809	47,388
Natural gas liquids (MBbls)	8,528	7,730
Combined volumes (MBOE)(1)	40,942	38,252

Daily oil volumes (BO/d)	263,143	251,378
Daily combined volumes (BOE/d)	449,912	425,022

Average Prices:
Oil ($ per Bbl)	$71.33	$73.11
Natural gas ($ per Mcf)	$0.94	$1.46
Natural gas liquids ($ per Bbl)	$16.42	$23.16
Combined ($ per BOE)	$46.31	$49.72

Oil, hedged ($ per Bbl)(2)	$70.41	$72.05
Natural gas, hedged ($ per Mcf)(2)	$1.08	$1.96
Natural gas liquids, hedged ($ per Bbl)(2)	$16.42	$23.16
Average price, hedged ($ per BOE)(2)	$45.94	$49.72
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables provide information on the mix of our production for the three months ended June 30, 2023 and March 31, 2023:

	Three Months Ended
	June 30, 2023	March 31, 2023
Oil (MBbls)	58%	59%
Natural gas (MMcf)	21%	21%
Natural gas liquids (MBbls)	21%	20%
	100%	100%

	Three Months Ended June 30, 2023				Three Months Ended March 31, 2023
	Midland Basin	Delaware Basin	Other(1)	Total	Midland Basin	Delaware Basin	Other(1)	Total
Production Data:
Oil (MBbls)	18,528	5,410	8	23,946	17,720	4,892	12	22,624
Natural gas (MMcf)	35,515	15,232	62	50,809	33,548	13,786	54	47,388
Natural gas liquids (MBbls)	6,326	2,197	5	8,528	5,858	1,874	(2)	7,730
Total (MBOE)	30,773	10,146	23	40,942	29,169	9,064	19	38,252
(1)Includes the Rockies.

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the second quarter of 2023 decreased by $6 million to $1.9 billion compared to the first quarter of 2023. The decrease was primarily due to a reduction of $126 million attributable to lower average prices received for our oil, natural gas and natural gas liquids production. The decrease in average prices was largely offset by an increase of $120 million attributable to the 7% growth in our combined volumes sold, 5% of which was due to new well completions during the second quarter and 2% of which was due to additional production from the Lario Acquisition.

Other Revenues. The following table presents other insignificant revenue for the three months ended June 30, 2023 and March 31, 2023:

	Three Months Ended
(In millions)	June 30, 2023	March 31, 2023
Other operating income	$23	$23

Lease Operating Expenses. The following table shows lease operating expenses for the three months ended June 30, 2023 and March 31, 2023:

	Three Months Ended
	June 30, 2023		March 31, 2023
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$200	$4.88	$192	$5.02

Lease operating expenses increased by $8 million in total and decreased by $0.14 on a per BOE basis for the second quarter of 2023 compared to the first quarter of 2023, primarily due to the growth in production volumes discussed above.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the three months ended June 30, 2023 and March 31, 2023:

	Three Months Ended
	June 30, 2023		March 31, 2023
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Production taxes	$87	$2.12	$92	$2.40
Ad valorem taxes	61	1.49	63	1.65
Total production and ad valorem expense	$148	$3.61	$155	$4.05

Production taxes as a % of oil, natural gas and natural gas liquids revenue	4.6%		4.8%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of production revenues for the second quarter of 2023 decreased slightly compared to the first quarter of 2023, primarily due to a decrease in our natural gas and natural gas liquids revenues, which have a higher production tax rate.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices, and remained relatively consistent during the second quarter of 2023 as compared to the first quarter of 2023.

Gathering and Transportation Expense. The following table shows gathering and transportation expense for the three months ended June 30, 2023 and March 31, 2023:

	Three Months Ended
	June 30, 2023		March 31, 2023
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering and transportation	$68	$1.66	$68	$1.78

Gathering and transportation expenses remained relatively consistent during the second quarter of 2023 compared to the first quarter of 2023. The rate per BOE decreased primarily due to changes in our marketing agreements.

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the three months ended June 30, 2023 and March 31, 2023:

	Three Months Ended
(In millions, except BOE amounts)	June 30, 2023	March 31, 2023
Depletion of proved oil and natural gas properties	$410	$381
Depreciation and amortization of other property and equipment	16	17
Other amortization	1	1
Asset retirement obligation accretion	5	4
Depreciation, depletion, amortization and accretion	$432	$403
Oil and natural gas properties depletion rate per BOE	$10.01	$9.96
Depreciation, depletion, amortization and accretion per BOE	$10.55	$10.54

Depletion of proved oil and natural gas properties increased by $29.0 million for the second quarter of 2023 as compared to the first quarter of 2023 due primarily to the growth in production volumes discussed above and a slight increase in the depletion rate.

General and Administrative Expenses. The following table shows general and administrative expenses for the three months ended June 30, 2023 and March 31, 2023:

	Three Months Ended
	June 30, 2023		March 31, 2023
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$21	$0.51	$29	$0.76
Non-cash stock-based compensation	16	0.39	11	0.29
Total general and administrative expenses	$37	$0.90	$40	$1.05

The decrease in general and administrative expenses for the second quarter of 2023 compared to the first quarter of 2023 is due primarily to a $5 million reduction in compensation costs due to the first quarter of 2023 including revisions for 2022 annual bonuses. The remainder of the decrease is due largely to lower legal and professional services costs in the second quarter of 2023. The increase in non-cash stock-based compensation is due to recording a full quarter of expense on restricted stock units and performance restricted stock units granted in March 2023.

Other Operating Costs and Expenses. The following table shows other insignificant operating costs and expenses for the three months ended June 30, 2023 and March 31, 2023:

	Three Months Ended
(In millions)	June 30, 2023	March 31, 2023
Merger and integration expenses	$2	$8
Other operating expenses	$32	$34

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the three months ended June 30, 2023 and March 31, 2023:

	Three Months Ended
(In millions)	June 30, 2023	March 31, 2023
Gain (loss) on derivative instruments, net	$(189)	$(93)
Net cash received (paid) on settlements	$(39)	$1

See Note 11—Derivatives of the condensed notes to the consolidated financial statements for further details regarding our derivative instruments.

Other Income (Expense). The following table shows other income and expenses for the three months ended June 30, 2023 and March 31, 2023:

	Three Months Ended
(In millions)	June 30, 2023	March 31, 2023
Interest expense, net	$(51)	$(46)
Other income (expense), net	$(21)	$53
Gain (loss) on extinguishment of debt	$(4)	$—
Income (loss) from equity investments	$16	$14

The increase in net interest expense for the second quarter of 2023 compared to the first quarter of 2023 primarily reflects a $4 million increase in interest expense on our and Viper’s revolving credit facilities due primarily to higher weighted average interest rates and a $2 million decrease in capitalized interest costs, which reduce interest expense.

The change in other income (expense), net is primarily due to the first quarter of 2023 including the $53 million gain on the sale of Gray Oak as discussed further in Note 4—Acquisitions and Divestitures to the condensed notes to the consolidated financial statements.

See Note 7—Debt of the condensed notes to the consolidated financial statements for further details regarding outstanding borrowings and gain (loss) on extinguishment of debt.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the three months ended June 30, 2023 and March 31, 2023:

	Three Months Ended
(In millions)	June 30, 2023	March 31, 2023
Provision for (benefit from) income taxes	$165	$207

The change in our income tax provision for the second quarter of 2023 compared to the first quarter of 2023 was primarily due to the decrease in pre-tax income between the periods which resulted largely from the decline in revenues and an increase in losses on our derivative instruments. See Note 10—Income Taxes of the condensed notes to the consolidated financial statements for further discussion of our income tax expense.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table sets forth selected operating data for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Revenues (In millions):
Oil sales	$3,362	$4,135
Natural gas sales	117	418
Natural gas liquid sales	319	588
Total oil, natural gas and natural gas liquid revenues	$3,798	$5,141

Production Data:
Oil (MBbls)	46,570	40,175
Natural gas (MMcf)	98,197	85,557
Natural gas liquids (MBbls)	16,258	14,510
Combined volumes (MBOE)(1)	79,194	68,945

Daily oil volumes (BO/d)	257,293	221,961
Daily combined volumes (BOE/d)	437,536	380,912

Average Prices:
Oil ($ per Bbl)	$72.19	$102.92
Natural gas ($ per Mcf)	$1.19	$4.89
Natural gas liquids ($ per Bbl)	$19.62	$40.52
Combined ($ per BOE)	$47.96	$74.57

Oil, hedged ($ per Bbl)(2)	$71.20	$90.40
Natural gas, hedged ($ per Mcf)(2)	$1.51	$3.86
Natural gas liquids, hedged ($ per Bbl)(2)	$19.62	$40.52
Average price, hedged ($ per BOE)(2)	$47.77	$65.99
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables set forth the mix of our production data by product and basin for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Oil (MBbls)	59%	58%
Natural gas (MMcf)	21%	21%
Natural gas liquids (MBbls)	20%	21%
	100%	100%

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	Midland Basin	Delaware Basin	Other(1)	Total	Midland Basin	Delaware Basin	Other(2)	Total
Production Data:
Oil (MBbls)	36,248	10,302	20	46,570	28,634	11,479	62	40,175
Natural gas (MMcf)	69,063	29,018	116	98,197	55,412	29,938	207	85,557
Natural gas liquids (MBbls)	12,184	4,071	3	16,258	9,873	4,603	34	14,510
Total (MBOE)	59,943	19,209	42	79,194	47,742	21,072	131	68,945
(1)Includes the Rockies.
(2)Includes the Eagle Ford Shale and Rockies.

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the six months ended June 30, 2023 decreased by $1.3 billion, or 26%, to $3.8 billion from the same period in 2022 primarily due to a reduction of $2.1 billion attributable to lower average prices received for our oil production and to a lesser extent, our natural gas and natural gas liquids production. The decrease due to lower average prices was partially offset by an increase of $791 million attributable to the 15% growth in our combined volumes, which was primarily due to additional production from the FireBird Acquisition and the Lario Acquisition.

Other Revenues. The following table shows the other insignificant revenues for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(In millions)	2023	2022
Other operating income	$46	$35

Lease Operating Expenses. The following table shows lease operating expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$392	$4.95	$308	$4.47

Lease operating expenses increased by $84 million, or $0.48 per BOE for the six months ended June 30, 2023 compared to the same period in 2022. The increase primarily consists of $55 million in production and operating expenses incurred on wells acquired in the FireBird Acquisition and the Lario Acquisition in 2023 and a $29 million overall increase in utility and service costs driven primarily by inflation. Currently, we expect our total lease operating expenses in 2023 to range from approximately $778 million to $877 million.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Production taxes	$179	$2.26	$259	$3.76
Ad valorem taxes	124	1.57	80	1.16
Total production and ad valorem expense	$303	$3.83	$339	$4.92

Production taxes as a % of oil, natural gas and natural gas liquids revenue	4.7%		5.0%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of production revenues for the 2023 period decreased slightly compared to the same period in 2022, primarily due to a large decrease in our natural gas and natural gas liquids revenues which have a higher production tax rate.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes for the six months ended June 30, 2023 as compared to the same period in 2022 increased by $44 million, partially due to recording (i) $23 million in additional ad valorem taxes related to higher valuations on existing wells in 2023 (ii) $15 million in ad valorem taxes for new well additions between the periods, and (iii) $6 million in ad valorem taxes for properties acquired in the FireBird Acquisition and the Lario Acquisition.

Gathering and Transportation Expense. The following table shows gathering and transportation expense for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering and transportation	$136	$1.72	$120	$1.74

The increase in gathering and transportation expenses for the six months ended June 30, 2023 compared to the same period in 2022 is primarily attributable to the growth in production volumes discussed above. The rate per BOE remained consistent between periods.

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(In millions, except BOE amounts)	2023	2022
Depletion of proved oil and natural gas properties	$791	$592
Depreciation and amortization of other property and equipment	33	42
Other amortization	2	3
Asset retirement obligation accretion	9	6
Depreciation, depletion, amortization and accretion	$835	$643
Oil and natural gas properties depletion rate per BOE	$9.99	$8.59
Depreciation, depletion, amortization and accretion per BOE	$10.54	$9.33

The increase in depletion of proved oil and natural gas properties of $199 million for the six months ended June 30, 2023 as compared to the same period in 2022 resulted largely from an increase in the depletion rate and production volumes resulting from the addition of leasehold costs, reserves and production from the FireBird Acquisition and the Lario Acquisition.

General and Administrative Expenses. The following table shows general and administrative expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$50	$0.63	$47	$0.68
Non-cash stock-based compensation	27	0.34	28	0.41
Total general and administrative expenses	$77	$0.97	$75	$1.09

The increase in general and administrative expenses for the six months ended June 30, 2023 compared to the same period in 2023 was primarily due to higher professional services costs in the current year.

Currently, we expect cash general and administrative expenses to range from approximately $95 million to $122 million in 2023, and non-cash stock-based compensation to range from approximately $56 million to $73 million in 2023.

Other Operating Costs and Expenses. The following table shows the other insignificant operating costs and expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(In millions)	2023	2022
Other operating expenses	$66	$53

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(In millions)	2023	2022
Gain (loss) on derivative instruments, net	$(282)	$(653)
Net cash received (paid) on settlements(1)	$(38)	$(720)
(1)The six months ended June 30, 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $135 million.

See Note 11—Derivatives of the condensed notes to the consolidated financial statements for further details regarding our derivative instruments.

Other Income (Expense). The following table shows other income and expenses for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(In millions)	2023	2022
Interest expense, net	$(97)	$(79)
Other income (expense), net	$32	$2
Gain (loss) on extinguishment of debt	$(4)	$(58)
Income (loss) from equity investments	$30	$37

The increase in net interest expense for the six months ended June 30, 2023 compared to the same period in 2022, reflects (i) a net increase of $27 million in interest expense on our senior notes due primarily to $55 million in additional interest costs on senior notes issued in the fourth quarter of 2022, partially offset by the impact of retirements of various senior notes in 2023 and 2022, and (ii) a $14 million increase in interest expense on our revolving credit facility due primarily to higher weighted average interest rates and borrowings to fund the cash portion of the Lario Acquisition and other corporate expenses. These increases were partially offset by a $17 million increase in capitalized interest costs, which reduce interest expense and other insignificant reductions from interest income and the amortization of debt issuances costs and discounts. Currently, we expect interest expense to range from approximately $191 million to $211 million in 2023.

Other income (expense), net for the six months ended June 30, 2023 includes a $53 million gain on the sale of Gray Oak as discussed further in Note 4—Acquisitions and Divestitures to the condensed notes to the consolidated financial statements, partially offset by various other insignificant expenses.

Gain (loss) on extinguishment of debt reflects the difference between the carrying value and reacquisition price for the repurchase and redemption of various senior notes during 2023 and 2022.

See Note 7—Debt of the condensed notes to the consolidated financial statements for further details regarding outstanding borrowings.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(In millions)	2023	2022
Provision for (benefit from) income taxes	$372	$623

The change in our income tax provision for the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to the decrease in pre-tax income resulting largely from the decline in revenues from oil, natural gas and natural gas liquids and slightly offset by a decrease in the loss on derivative instruments discussed above. See Note 10—Income Taxes of the condensed notes to the consolidated financial statements for further discussion of our income tax expense.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

Historically, our primary sources of liquidity have included cash flows from operations, proceeds from our public equity offerings, borrowings under our revolving credit facility, proceeds from the issuance of senior notes and sales of non-core assets. Our primary uses of capital have been for the acquisition, development and exploration of oil and natural gas properties. At June 30, 2023, we had approximately $1.3 billion of liquidity consisting of $5 million in standalone cash and cash equivalents and $1.3 billion available under our credit facility. As discussed below, our capital budget for 2023 is $2.60 billion to $2.68 billion. As of June 30, 2023, we have no debt maturities until 2026.

Future cash flows are subject to a number of variables, including the level of oil and natural gas production and volatility of commodity prices. Further, significant additional capital expenditures will be required to more fully develop our properties. Prices for our commodities are determined primarily by prevailing market conditions, regional and worldwide economic activity, weather and other substantially variable factors. These factors are beyond our control and are difficult to predict as discussed further in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022. In order to mitigate this volatility, we enter into derivative contracts with a number of financial institutions, all of which are participants in our credit facility, to economically hedge a portion of our estimated future crude oil and natural gas production as discussed further in Note 11—Derivatives of the condensed notes to the consolidated financial statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk. The level of our hedging activity and duration of the financial instruments employed depend on our desired cash flow protection, available hedge prices, the magnitude of our capital program and our operating strategy.

Cash Flow

Our cash flows for the six months ended June 30, 2023 and 2022 are presented below:

	Six Months Ended June 30,
	2023	2022
	(In millions)
Net cash provided by (used in) operating activities	$2,938	$2,959
Net cash provided by (used in) investing activities	(1,874)	(1,232)
Net cash provided by (used in) financing activities	(1,207)	(2,340)
Net increase (decrease) in cash	$(143)	$(613)

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which is the volatility of prices for the oil and natural gas we produce. Prices for these commodities are determined primarily by prevailing market conditions, which are influenced by regional and worldwide economic activity, weather and other substantially variable factors. These factors are beyond our control and are difficult to predict.

The decrease in operating cash flows for the six months ended June 30, 2023 compared to the same period in 2022 primarily resulted from (i) a decrease of $1.3 billion in total revenue and (ii) an increase in our cash operating expenses of approximately $90 million. These were partially offset by (i) a reduction of $682 million in net cash paid on settlements of derivative contracts, (ii) a reduction of $308 million in cash paid for taxes and (iii) fluctuations in other working capital balances due primarily to the timing of when collections were made on accounts receivable, and a reduction in overall accounts receivable and royalties payable resulting from the decline in commodity prices between periods. See “—Results of Operations” for discussion of significant changes in our revenues and expenses.

Investing Activities

The majority of our net cash used for investing activities during the six months ended June 30, 2023 and 2022 was for drilling and completion costs in conjunction with our development program as well as the purchase of oil and gas properties including the Lario Acquisition, which are discussed further in Note 4—Acquisitions and Divestitures of the condensed notes to the consolidated financial statements.

Capital Expenditure Activities

Our capital expenditures excluding acquisitions and equity method investments (on a cash basis) were as follows for the specified period:

	Six Months Ended June 30,
	2023	2022
	(In millions)
Drilling, completions and non-operated additions to oil and natural gas properties(1)	$1,215	$781
Infrastructure additions to oil and natural gas properties	88	82
Additions to midstream assets	65	42
Total	$1,368	$905
(1) See “—Recent Developments - Upstream Operations” above for additional detail on wells drilled and turned to production during the three and six months ended June 30, 2023 and 2022.

Financing Activities

During the six months ended June 30, 2023, net cash used in financing activities was primarily attributable to (i) $710 million of repurchases as part of the share and unit repurchase programs, (ii) $692 million of dividends paid to stockholders, (iii) $134 million paid for the retirement of principal outstanding on certain senior notes and (iv) $59 million in distributions to non-controlling interest. These cash outflows were partially offset by an additional $415 million in borrowings under credit facilities, net of repayments.

During the six months ended June 30, 2022, net cash used in financing activities was primarily attributable to (i) $1.9 billion paid for the retirement of principal outstanding on certain senior notes, as well as $49 million of additional premiums paid in connection with the redemptions, (ii) $648 million of dividends paid to stockholders, (iii) $110 million in distributions to non-controlling interests, (iv) $381 million of repurchases as part of the share and unit repurchase programs, and (v) $16 million of repayments under credit facilities, net of borrowings. These cash outflows were partially offset by $750 million in proceeds from the 4.250% Senior Notes due March 15, 2052.

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

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow and equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future ability to grow proved reserves and production will be highly dependent on the capital resources available to us. Continued prolonged volatility in the capital, financial and/or credit markets due to the war in Ukraine and/or adverse macroeconomic conditions may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all.

Revolving Credit Facilities and Other Debt Instruments

As of June 30, 2023, our debt, including the debt of Viper, consisted of approximately $6.1 billion in aggregate outstanding principal amount of senior notes, and $567 million in aggregate outstanding borrowings under revolving credit facilities.

As of June 30, 2023, the maximum credit amount available under our credit agreement was $1.6 billion, with $343 million in outstanding borrowings and approximately $1.3 billion available for future borrowings. During the second quarter of 2023, we extended the maturity date of our revolving credit facility from June 2, 2027 to June 2, 2028, which further improves our long-term liquidity position.

Repurchases of Notes

In the second quarter of 2023, we opportunistically repurchased principal amounts of $30 million of our 3.250% Senior Notes due 2026 and $100 million of our 3.500% Senior Notes due 2029 in open market transactions for total cash consideration of $124 million, at an average of 95.5% of par value.

We may continue to repurchase some of our outstanding senior notes in open market purchases or in privately negotiated transactions in future periods.

Viper’s Credit Agreement

On May 31, 2023, Viper LLC entered into a tenth amendment to its existing credit agreement, which among other things, improved Viper’s short and long-term liquidity position by increasing the borrowing base from $580 million to $1.0 billion and increasing the elected commitment amount from $500 million to $750 million. The Viper credit agreement, which matures on June 2, 2025, had $224 million of outstanding borrowings and $526 million available for future borrowings as of June 30, 2023.

For additional discussion of our outstanding debt as of June 30, 2023, see Note 7—Debt of the condensed notes to the consolidated financial statements.

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

2023 Capital Spending Plan

Our board of directors approved a 2023 capital budget for drilling, midstream, infrastructure and environmental of approximately $2.60 billion to $2.68 billion. We estimate that, of these expenditures, approximately:

•$2.33 billion to $2.37 billion will be spent primarily on drilling 335 to 350 gross (302 to 315 net) horizontal wells and completing 330 to 345 gross (305 to 320 net) horizontal wells across our operated and non-operated leasehold acreage in the Northern Midland and Southern Delaware Basins, with an average lateral length of approximately 10,800+ feet;

•Approximately $100 million to $120 million will be spent on midstream infrastructure, excluding joint venture investments; and

•Approximately $170 million to $190 million will be spent on infrastructure and environmental expenditures, excluding the cost of any leasehold and mineral interest acquisitions.

We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted.

The amount and timing of our capital expenditures are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. We are currently operating 14 drilling rigs and 4 completion crews. We will continue monitoring commodity prices and overall market conditions and can adjust our rig cadence and our capital expenditure budget in response to changes in commodity prices and overall market conditions.

Dividends and Repurchases of Securities

In addition to our base dividend program, in the first quarter of 2022 we initiated a variable dividend strategy whereby we may pay a quarterly variable dividend based on the prior quarter’s free cash flow remaining after the payment of the base dividend and any stock repurchases. Beginning in the third quarter of 2022, our board of directors approved an increase to this return of capital commitment to at least 75% of free cash flow. On July 26, 2023, our board of directors approved an increase to the Company’s annual base dividend to $3.36 per share and declared a base dividend for the second quarter of 2023 of $0.84 per share of common stock.

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

As of July 28, 2023, we have repurchased 18.2 million shares of our common stock for a total cost of $2.2 billion since the inception of the stock repurchase program, excluding excise tax. We intend to continue to purchase shares under this repurchase program opportunistically with available funds primarily from cash flow from operations and liquidity events such as the sale of assets while maintaining sufficient liquidity to fund our capital expenditure programs, however, the stock repurchase program is at the discretion of our board of directors and can be amended, terminated or suspended at any time. See Note 8—Stockholders' Equity and Earnings (Loss) Per Share of the condensed notes to the consolidated financial statements.

Income Taxes

We expect our cash tax rate to be 10% to 15% of pre-tax income for the year ended December 31, 2023. See Note 10—Income Taxes of the condensed notes to the consolidated financial statements.

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

	June 30, 2023	December 31, 2022
Summarized Balance Sheets:	(In millions)
Assets:
Current assets	$671	$1,191
Property and equipment, net	$20,180	$18,252
Other noncurrent assets	$21	$164
Liabilities:
Current liabilities	$1,920	$1,547
Intercompany accounts payable, non-guarantor subsidiary	$2,253	$2,253
Long-term debt	$5,879	$5,647
Other noncurrent liabilities	$2,664	$2,509

Six Months Ended June 30, 2023
Summarized Statement of Operations:	(In millions)
Revenues	$3,233
Income (loss) from operations	$1,607
Net income (loss)	$921

Critical Accounting Estimates

There have been no changes in our critical accounting estimates from those disclosed in our Annual Report on Form  10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies of the condensed notes to the consolidated financial statements for recent accounting pronouncements not yet adopted, if any.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Our major market risk exposure in our exploration and production business is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years. Although demand and market prices for oil and natural gas have recently increased, we cannot predict events, including the outcome of the war in Ukraine, rising interest rates, global supply chain disruptions, a potential economic downturn or recession that may lead to future price volatility and the near term energy outlook remains subject to heightened levels of uncertainty. Further, the prices we receive for production depend on many other factors outside of our control.

We use derivatives, including swaps, basis swaps, roll swaps, costless collars, puts and basis puts, to reduce price volatility associated with certain of our oil and natural gas sales.

At June 30, 2023, we had a net liability derivative position of $93 million, related to our commodity price risk derivatives. Utilizing actual derivative contractual volumes under our commodity price derivatives as of June 30, 2023, a 10% increase in forward curves associated with the underlying commodity would have decreased the net liability position by $9 million to $84 million, while a 10% decrease in forward curves associated with the underlying commodity would have increased the net liability position by $9 million to $102 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument. For additional information on our open commodity derivative instruments at June 30, 2023, see Note 11—Derivatives of the condensed notes to the consolidated financial statements.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are due to the concentration of receivables from the sale of our oil and natural gas production (approximately $544 million at June 30, 2023), and to a lesser extent, receivables resulting from joint interest and other receivables (approximately $128 million at June 30, 2023).

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facilities and changes in the fair value of our fixed rate debt. Outstanding borrowings under the credit agreement bear interest at a per annum rate elected by Diamondback E&P. At June 30, 2023, the applicable margin ranges from 0.125% to 1.000% per annum in the case of the alternate base rate, and from 1.125% to 2.000% per annum in the case of Adjusted Term SOFR, in each case based on the pricing level. The pricing level depends on certain rating agencies’ ratings of our long-term senior unsecure debt. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows. For additional information on our variable interest rate debt at June 30, 2023, see Note 7—Debt of the condensed notes to the consolidated financial statements.

Historically, we have at times used interest rates swaps to manage our exposure to (i) interest rate changes on our floating-rate date and (ii) fair value changes on our fixed rate debt. At June 30, 2023, we have interest rate swap agreements for a notional amount of $1.2 billion to manage the impact of changes to the fair value of our fixed rate senior notes due to changes in market interest rates through December 2029. We pay an average variable rate of interest for these swaps based on three month SOFR plus 2.1865% and receive a fixed interest rate of 3.50% from our counterparties. At June 30, 2023, our receive-fixed, pay-variable interest rate swaps were in a net liability position of $192 million, and the weighted average variable rate was 6.13%. For additional information on our interest rate swaps, see Note 11—Derivatives of the condensed notes to the consolidated financial statements.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we have established disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As of June 30, 2023, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

We are a party to various routine legal proceedings, disputes and claims arising in the ordinary course of our business, including those that arise from interpretation of federal and state laws and regulations affecting the natural gas and crude oil industry, personal injury claims, title disputes, royalty disputes, contract claims, contamination claims relating to oil and natural gas exploration and development and environmental claims, including claims involving assets previously sold to third parties and no longer part of our current operations. While the ultimate outcome of the pending proceedings, disputes or claims and any resulting impact on us, cannot be predicted with certainty, we believe that none of these matters, if ultimately decided adversely, will have a material adverse effect on our financial condition, results of operations or cash flows. See Note 14—Commitments and Contingencies of the condensed notes to the consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common stock repurchase activity for the three months ended June 30, 2023 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(3)
	($ In millions, except per share amounts, shares in thousands)
April 1, 2023 - April 30, 2023	511	$141.77	511	$2,067
May 1, 2023 - May 31, 2023	1,395	$129.96	1,377	$1,888
June 1, 2023 - June 30, 2023	539	$129.34	539	$1,819
Total	2,445	$132.29	2,427
(1)Includes 17,409 shares of common stock repurchased from executives in order to satisfy tax withholding requirements. Such shares are cancelled and retired immediately upon repurchase.
(2)The average price paid per share includes any commissions paid to repurchase stock.
(3)In September 2021, the Company’s board of directors authorized a $2.0 billion common stock repurchase program, excluding excise tax. On July 28, 2022, our board of directors approved an increase in our common stock repurchase program from $2.0 billion to $4.0 billion, excluding excise tax. The stock repurchase program has no time limit and may be suspended, modified, or discontinued by the board of directors at any time.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of May 15, 2022, by and among Diamondback Energy, Inc., Rattler Midstream GP LLC, Bacchus Merger Sub Company and Rattler Midstream LP (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on May 16, 2022

3.1
Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on June 14, 2023).

3.2
Fourth Amended and Restated Bylaws of the Company, adopted as of June 8, 2023 (incorporated by reference to Exhibit 3.2 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on June 14, 2023).

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

10.1
Tenth Amendment to Amended and Restated Senior Secured Revolving Credit Agreement and Second Amendment to Guaranty and Collateral Agreement, dated as of May 31, 2023, by and among Viper Energy Partners LLC, as borrower, Viper Energy Partners LP, as parent guarantor, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Viper Energy Partners LP’s Current Report on Form 8-K (File No. 001-36505) filed on June 6, 2023).

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Condensed Notes to Consolidated Financial Statements.

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

DIAMONDBACK ENERGY, INC.

Date:	August 3, 2023	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2023	/s/ Kaes Van’t Hof
Kaes Van’t Hof
Chief Financial Officer
(Principal Financial Officer)