Form 10-Q
period 2023-09-30
Diamondback Energy, Inc.
filed 2023-11-08
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 3, 2023, the registrant had 178,984,911 shares of common stock outstanding.

DIAMONDBACK ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
	2023	2022
	(In millions, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$827	$157
Restricted cash	3	7
Accounts receivable:
Joint interest and other, net	191	104
Oil and natural gas sales, net	789	618
Inventories	70	67
Derivative instruments	1	132
Income tax receivable	16	284
Prepaid expenses and other current assets	19	23
Total current assets	1,916	1,392
Property and equipment:
Oil and natural gas properties, full cost method of accounting ($8,239 million and $8,355 million excluded from amortization at September 30, 2023 and December 31, 2022, respectively)	40,647	37,122
Other property, equipment and land	706	1,481
Accumulated depletion, depreciation, amortization and impairment	(15,988)	(14,844)
Property and equipment, net	25,365	23,759
Funds held in escrow	50	119
Equity method investments	519	566
Assets held for sale	—	158
Derivative instruments	1	23
Deferred income taxes, net	60	64
Investment in real estate, net	85	86
Other assets	53	42
Total assets	$28,049	$26,209
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$358	$127
Accrued capital expenditures	397	480
Current maturities of long-term debt	—	10
Other accrued liabilities	428	399
Revenues and royalties payable	782	619
Derivative instruments	139	47
Income taxes payable	37	34
Total current liabilities	2,141	1,716
Long-term debt	6,230	6,238
Derivative instruments	199	148
Asset retirement obligations	240	336
Deferred income taxes	2,243	2,069
Other long-term liabilities	12	12
Total liabilities	11,065	10,519
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.01 par value; 400,000,000 shares authorized; 178,815,302 and 179,840,797 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	14,149	14,213
Retained earnings (accumulated deficit)	2,136	801
Accumulated other comprehensive income (loss)	(7)	(7)
Total Diamondback Energy, Inc. stockholders’ equity	16,280	15,009
Non-controlling interest	704	681
Total equity	16,984	15,690
Total liabilities and equity	$28,049	$26,209

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions, except per share amounts, shares in thousands)
Revenues:
Oil sales	$1,997	$1,853	$5,359	$5,988
Natural gas sales	80	296	197	714
Natural gas liquid sales	188	268	507	856
Sales of purchased oil	59	—	59	—
Other operating income	16	20	62	55
Total revenues	2,340	2,437	6,184	7,613
Costs and expenses:
Lease operating expenses	226	183	618	491
Production and ad valorem taxes	118	156	421	495
Gathering and transportation	73	71	209	191
Depreciation, depletion, amortization and accretion	442	336	1,277	979
Purchased oil expense	59	—	59	—
General and administrative expenses	34	34	111	109
Merger and integration expenses	1	11	11	11
Other operating expenses	47	32	113	85
Total costs and expenses	1,000	823	2,819	2,361
Income (loss) from operations	1,340	1,614	3,365	5,252
Other income (expense):
Interest expense, net	(41)	(43)	(138)	(122)
Other income (expense), net	37	(5)	69	(3)
Gain (loss) on derivative instruments, net	(76)	(24)	(358)	(677)
Gain (loss) on extinguishment of debt	—	(1)	(4)	(59)
Income (loss) from equity investments	9	19	39	56
Total other income (expense), net	(71)	(54)	(392)	(805)
Income (loss) before income taxes	1,269	1,560	2,973	4,447
Provision for (benefit from) income taxes	276	290	648	913
Net income (loss)	993	1,270	2,325	3,534
Net income (loss) attributable to non-controlling interest	78	86	142	155
Net income (loss) attributable to Diamondback Energy, Inc.	$915	$1,184	$2,183	$3,379

Earnings (loss) per common share:
Basic	$5.07	$6.72	$12.01	$18.99
Diluted	$5.07	$6.72	$12.01	$18.99
Weighted average common shares outstanding:
Basic	178,872	174,406	180,400	176,169
Diluted	178,872	174,408	180,400	176,171
Dividends declared per share	$3.37	$2.26	$5.04	$8.36

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares	Amount
	($ in millions, shares in thousands)
Balance December 31, 2022	179,841	$2	$14,213	$801	$(7)	$681	$15,690
Unit-based compensation	—	—	—	—	—	1	1
Distribution equivalent rights payments	—	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	15	—	—	—	15
Cash paid for tax withholding on vested equity awards	(119)	—	(18)	—	—	—	(18)
Repurchased shares under buyback program	(2,531)	—	(332)	—	—	—	(332)
Repurchased units under buyback programs	—	—	—	—	—	(34)	(34)
Common shares issued for acquisition	4,330	—	633	—	—	—	633
Distributions to non-controlling interest	—	—	—	—	—	(34)	(34)
Dividend paid	—	—	—	(542)	—	—	(542)
Exercise of stock options and issuance of restricted stock units and awards	84	—	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	(9)	—	—	11	2
Net income (loss)	—	—	—	712	—	34	746
Balance March 31, 2023	181,605	2	14,502	967	(7)	659	16,123
Distribution equivalent rights payments	—	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	22	—	—	—	22
Cash paid for tax withholding on vested equity awards	(18)	—	(1)	—	—	—	(1)
Repurchased shares under buyback program	(2,427)	—	(321)	—	—	—	(321)
Repurchased units under buyback programs	—	—	—	—	—	(23)	(23)
Distributions to non-controlling interest	—	—	—	—	—	(25)	(25)
Dividend paid	—	—	—	(150)	—	—	(150)
Exercise of stock options and vesting of restricted stock units and awards	59	—	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	(15)	—	—	17	2
Net income (loss)	—	—	—	556	—	30	586
Balance June 30, 2023	179,219	2	14,187	1,372	(7)	658	16,212
Distribution equivalent rights payments	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	21	—	—	—	21
Cash paid for tax withholding on vested equity awards	(1)	—	—	—	—	—	—
Repurchased shares under buyback program	(407)	—	(56)	—	—	—	(56)
Repurchased units under buyback programs	—	—	—	—	—	(10)	(10)
Distributions to non-controlling interest	—	—	—	—	—	(25)	(25)
Dividend paid	—	—	—	(149)	—	—	(149)
Exercise of stock options and vesting of restricted stock units and awards	4	—	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	(3)	—	—	3	—
Net income (loss)	—	—	—	915	—	78	993
Balance September 30, 2023	178,815	$2	$14,149	$2,136	$(7)	$704	$16,984

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Cash flows from operating activities:
Net income (loss)	$2,325	$3,534
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (benefit from) deferred income taxes	185	375
Depreciation, depletion, amortization and accretion	1,277	979
(Gain) loss on extinguishment of debt	4	59
(Gain) loss on derivative instruments, net	358	677
Cash received (paid) on settlement of derivative instruments	(62)	(816)
(Income) loss from equity investment	(39)	(56)
Equity-based compensation expense	40	42
Other	(23)	57
Changes in operating assets and liabilities:
Accounts receivable	(218)	(113)
Income tax receivable	267	(1)
Prepaid expenses and other	5	(16)
Accounts payable and accrued liabilities	46	(29)
Income tax payable	4	14
Revenues and royalties payable	139	182
Other	(12)	(4)
Net cash provided by (used in) operating activities	4,296	4,884
Cash flows from investing activities:
Drilling, completions and infrastructure additions to oil and natural gas properties	(1,948)	(1,327)
Additions to midstream assets	(104)	(69)
Property acquisitions	(1,193)	(623)
Proceeds from sale of assets	1,400	105
Other	(14)	(38)
Net cash provided by (used in) investing activities	(1,859)	(1,952)
Cash flows from financing activities:
Proceeds from borrowings under credit facilities	4,466	4,100
Repayments under credit facilities	(4,368)	(4,119)
Proceeds from senior notes	—	750
Repayment of senior notes	(134)	(1,910)
Proceeds from (repayments to) joint venture	—	(41)
Premium on extinguishment of debt	—	(49)
Repurchased shares under buyback program	(709)	(782)
Repurchased units under buyback program	(67)	(122)
Dividends paid to stockholders	(841)	(1,174)
Distributions to non-controlling interest	(84)	(181)
Other	(34)	(42)
Net cash provided by (used in) financing activities	(1,771)	(3,570)
Net increase (decrease) in cash and cash equivalents	666	(638)
Cash, cash equivalents and restricted cash at beginning of period	164	672
Cash, cash equivalents and restricted cash at end of period	$830	$34

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

As of September 30, 2023, the wholly owned subsidiaries of Diamondback include Diamondback E&P LLC (“Diamondback E&P”), a Delaware limited liability company, Viper Energy Partners GP LLC, a Delaware limited liability company (“Viper’s General Partner”), Rattler Midstream GP LLC, a Delaware limited liability company (“Rattler’s GP”), Rattler Midstream LP, a Delaware limited partnership (“Rattler”) and QEP Resources, Inc. (“QEP”), a Delaware corporation.

Rattler Merger

On August 24, 2022 (the “Effective Date”), the Company completed the merger with Rattler pursuant to which the Company acquired all of the approximately 38.51 million publicly held outstanding common units of Rattler in exchange for approximately 4.35 million shares of the Company’s common stock (the “Rattler Merger”). Rattler continued as the surviving entity. Following the Rattler Merger, the Company owns all of Rattler’s outstanding common units and Class B units, and Rattler GP remains the general partner of Rattler. Following the closing of the Rattler Merger, Rattler’s common units were delisted from Nasdaq and Rattler filed a certification on Form 15 with the SEC requesting the deregistration of its common units and suspension of Rattler’s reporting obligations under the Exchange Act.

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

Diamondback’s publicly traded subsidiary Viper Energy Partners LP (“Viper”) is consolidated in the Company’s financial statements. As of September 30, 2023, the Company owned approximately 57% of Viper’s total units outstanding. The Company’s wholly owned subsidiary, Viper Energy Partners GP LLC, is the general partner of Viper. The results of operations attributable to the non-controlling interest in Viper are presented within equity and net income and are shown separately from the equity and net income attributable to the Company.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Certain amounts included in or affecting the Company’s condensed consolidated financial statements and related disclosures must be estimated by management, requiring certain assumptions to be made with respect to values or conditions that cannot be known with certainty at the time the condensed consolidated financial statements are prepared. These estimates and assumptions affect the amounts the Company reports for assets and liabilities and the Company’s disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements. Actual results could differ from those estimates.

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, the war in Ukraine and Israel-Hamas war, rising interest rates, global supply chain disruptions, concerns about a potential economic downturn or recession, recent measures to combat persistent inflation and instability in the financial sector have contributed to recent economic and pricing volatility. The financial results of companies in the oil and natural gas industry have been impacted materially as a result of these events and changing market conditions. Such circumstances generally increase uncertainty in the Company’s accounting estimates, particularly those involving financial forecasts.

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

Net Sales of Purchased Oil

The Company enters into pipeline capacity commitments in order to secure available transportation capacity from the Company's areas of production for its commodities. Beginning in the third quarter of 2023, the Company has also entered into purchase transactions with third parties and separate sale transactions with third parties to satisfy certain of its unused oil pipeline capacity commitments. Revenues and expenses from these transactions are generally presented on a gross basis in the captions “Sales of purchased oil” and “Purchased oil expense” in the accompanying condensed consolidated statements of operations as the Company acts as a principal in the transaction by assuming both the risks and rewards of ownership, including credit risk, of the oil volumes purchased and the responsibility to deliver the oil volumes sold. See Note 3—Revenue from Contracts with Customers for additional information.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This update required the acquirer in a business combination to record contract assets and liabilities following Topic 606 – “Revenue from Contracts with Customers” at acquisition as if it had originated the contract, rather than at fair value. The Company adopted this update effective January 1, 2023. The adoption of this update did not have a material impact on its financial position, results of operations or liquidity.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from Contracts with Customers

The following tables present the Company’s revenue from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Oil sales	$1,997	$1,853	$5,359	$5,988
Natural gas sales	80	296	197	714
Natural gas liquid sales	188	268	507	856
Total oil, natural gas and natural gas liquid revenues	2,265	2,417	6,063	7,558
Sales of purchased oil	59	—	59	—
Midstream and marketing services	13	18	56	49
Total revenue from contracts with customers	$2,337	$2,435	$6,178	$7,607

The following tables present the Company’s revenue from oil, natural gas, and natural gas liquids disaggregated by basin:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$1,588	$407	$2	$1,997	$1,311	$539	$3	$1,853
Natural gas sales	52	28	—	80	200	95	1	296
Natural gas liquid sales	138	50	—	188	188	80	—	268
Total	$1,778	$485	$2	$2,265	$1,699	$714	$4	$2,417

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$4,205	$1,149	$5	$5,359	$4,319	$1,661	$8	$5,988
Natural gas sales	131	66	—	197	466	246	2	714
Natural gas liquid sales	363	144	—	507	586	268	2	856
Total	$4,699	$1,359	$5	$6,063	$5,371	$2,175	$12	$7,558

4.    ACQUISITIONS AND DIVESTITURES

2023 Activity

Deep Blue Acquisition and Divestiture of Water Assets

On September 1, 2023, the Company closed on a joint venture agreement with Five Point Energy LLC (“Five Point”) to form Deep Blue Midland Basin LLC (“Deep Blue”). At closing, the Company contributed certain treated water, fresh water and salt water disposal assets (the “Water Assets”) with a net carrying value of $681 million and Five Point contributed $251 million in cash, including customary closing adjustments, to Deep Blue. In exchange for these contributions, Deep Blue issued the Company a one-time cash distribution of approximately $516 million and issued to the Company a 30% equity ownership and voting interest, and issued to Five Point a 70% equity ownership and voting interest.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Under a separate agreement with Deep Blue, the Company is continuing to operate the Water Assets on a short-term basis before transferring operations to Deep Blue, which is anticipated to happen in 2024. Contingent upon the successful transfer of operations, the Company will receive approximately $47 million in cash to be contributed by Five Point in 2024. This contingent consideration does not meet the criteria to be accounted for as a derivative. As such, at September 30, 2023, approximately $43 million has been recorded as a receivable in the condensed consolidated balance sheet for the fair value of the additional consideration to be received when operation of the Water Assets transfers to Deep Blue.

The Company recorded its 30% equity interest in Deep Blue at fair value based on the cash consideration contributed by Five Point to Deep Blue in exchange for its 70% equity ownership and the estimated fair value of contingent consideration to be contributed by Five Point in future years. As of September 30, 2023, the Company’s equity method investment in Deep Blue has a carrying value equal to its initial fair value of $126 million and is included in the caption “Equity method investments” in the condensed consolidated balance sheet. The Company’s proportionate share of the income or loss from Deep Blue will be recognized on a two-month lag. For the three and nine months ended September 30, 2023, the Company recognized a $2 million loss on the sale of its Water Assets, which is included in the caption “Other operating expenses” in the condensed consolidated statement of operations.

The Company and Five Point currently anticipate collectively contributing $500 million in follow-on capital to fund future growth projects and acquisitions.

As part of the transaction, the Company also entered into a 15-year dedication with Deep Blue for its produced water and supply water within a 12-county area of mutual interest in the Midland Basin. Fees paid to Deep Blue for produced water and supply water services and fees received from Deep Blue for operating services provided by the Company during the three and nine months ended September 30, 2023 were insignificant.

Lario Acquisition

On January 31, 2023, the Company closed on its acquisition of all leasehold interests and related assets of Lario Permian, LLC, a wholly owned subsidiary of Lario Oil and Gas Company, and certain associated sellers (collectively “Lario”). The acquisition included approximately 25,000 gross (16,000 net) acres in the Midland Basin and certain related oil and gas assets (the “Lario Acquisition”), in exchange for 4.33 million shares of the Company’s common stock and $814 million in cash, including certain customary post-closing adjustments. Approximately $113 million of the cash consideration was deposited in an indemnity holdback escrow account at closing to be distributed upon satisfactory settlement of any potential title defects on the acquired properties. The cash portion of the consideration for the Lario Acquisition was funded through a combination of cash on hand, a portion of the net proceeds from the Company’s offering of 6.250% Senior Notes due 2053 and borrowings under the Company’s revolving credit facility.

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

Purchase Price Allocation

The Lario Acquisition has been accounted for as a business combination using the acquisition method. The following table represents the allocation of the total purchase price paid in the Lario Acquisition to the identifiable assets acquired and the liabilities assumed based on the fair values at the acquisition date. Although the purchase price allocation is substantially complete as of the date of this filing, there may be further adjustments to the fair value of certain assets acquired and liabilities assumed, including but not limited to the Company’s oil and natural gas properties. The Company expects to complete the purchase price allocation during the 12-month period following the acquisition date and may revise the value of the assets and liabilities as appropriate within that time frame. There have been no material changes to the purchase price allocation for the Lario Acquisition through September 30, 2023.

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

Oil and natural gas properties were valued using an income approach utilizing the discounted cash flow method, which takes into account production forecasts, projected commodity prices and pricing differentials, and estimates of future capital and operating costs which were then discounted utilizing an estimated weighted-average cost of capital for industry market participants. The fair value of acquired midstream assets, vehicles and a field office were based on the cost approach, which utilized asset listings and cost records with consideration for the reported age, condition, utilization and economic support of the assets and were included in the Company’s condensed consolidated balance sheets under the caption “Other property, equipment and land.” The majority of the measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and are therefore considered Level 3 inputs in the fair value hierarchy.

With the completion of the Lario Acquisition, the Company acquired proved properties of $924 million and unproved properties of $536 million. The results of operations attributable to the Lario Acquisition since the acquisition date have been included in the condensed consolidated statements of operations and include $134 million and $345 million of total revenue and $53 million and $140 million of net income for the three and nine months ended September 30, 2023, respectively.

Divestitures

On July 28, 2023, the Company divested its 43% limited liability company interest in OMOG JV LLC (“OMOG”) for $225 million in cash received at closing. This divestiture resulted in a gain on the sale of equity method investments of approximately $35 million for the three and nine months ended September 30, 2023, which is included in the caption “Other income (expense), net” in the condensed consolidated statement of operations. The Company used its net proceeds from this transaction for debt reduction and other general corporate purposes.

On April 28, 2023, the Company divested non-core assets to an unrelated third-party buyer consisting of approximately 19,000 net acres in Glasscock County, TX for net cash proceeds at closing of $269 million, including customary post-closing adjustments. The Company used its net proceeds from this transaction for debt reduction and other general corporate purposes.

On March 31, 2023, the Company divested non-core assets consisting of approximately 4,900 net acres in Ward and Winkler counties to unrelated third-party buyers for $78 million in net cash proceeds, including customary post-closing adjustments.

The divestitures of non-core oil and gas assets did not result in a significant alteration of the relationship between the Company’s capitalized costs and proved reserves and, accordingly, the Company recorded the proceeds as a reduction of its full cost pool with no gain or loss recognized on the sale.

On January 9, 2023, the Company divested its 10% non-operating equity investment in Gray Oak Pipeline, LLC (“Gray Oak”) for $172 million in net cash proceeds and recorded a gain on the sale of equity method investments of approximately $53 million in the first quarter of 2023 that is included in the caption “Other income (expense), net” on the condensed consolidated statement of operations for the nine months ended September 30, 2023.

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

Purchase Price Allocation

The FireBird Acquisition has been accounted for as a business combination using the acquisition method. The following table represents the allocation of the total purchase price paid in the FireBird Acquisition to the identifiable assets acquired and the liabilities assumed based on the fair values at the acquisition date. Although the purchase price allocation is substantially complete as of the date of this filing, there may be further adjustments to the fair value of certain assets acquired and liabilities assumed, including but not limited to the Company’s oil and natural gas properties and other property, equipment and land. The Company expects to complete the purchase price allocation during the 12-month period following the acquisition date and may revise the value of the assets and liabilities as appropriate within that time frame. During the three months ended September 30, 2023, the Company decreased the fair value allocated to certain midstream assets by $36 million and; increased the fair value allocated to the acquired oil and natural gas properties by $36 million based on new information that became available related to the fair value of these assets on the acquisition date.

The following table sets forth the Company’s preliminary purchase price allocation (in millions):

Total consideration	$1,663

Fair value of liabilities assumed:
Other long-term liabilities	10

Fair value of assets acquired:
Oil and natural gas properties	1,598
Inventories	3
Other property, equipment and land	72
Amount attributable to assets acquired	1,673
Net assets acquired and liabilities assumed	$1,663

Oil and natural gas properties were valued using an income approach utilizing the discounted cash flow method, which takes into account production forecasts, projected commodity prices and pricing differentials, and estimates of future capital and operating costs which were then discounted utilizing an estimated weighted-average cost of capital for industry market participants. The fair value of acquired midstream assets was based on the cost approach, which utilized asset listings and cost records with consideration for the reported age, condition, utilization and economic support of the assets and was included in the Company’s condensed consolidated balance sheets under the caption “Other property, equipment and land.” The majority of

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
the measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and are therefore considered Level 3 inputs.

With the completion of the FireBird Acquisition, the Company acquired proved properties of $648 million and unproved properties of $950 million.

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

Pro Forma Financial Information

The following unaudited summary pro forma financial information for the three and nine months ended September 30, 2023 and 2022 has been prepared to give effect to the FireBird Acquisition and the Lario Acquisition as if they had occurred on January 1, 2022. The unaudited pro forma financial information does not purport to be indicative of what the combined company’s results of operations would have been if these transactions had occurred on the dates indicated, nor is it indicative of the future financial position or results of operations of the combined company.

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

Additionally, pro forma earnings for the three and nine months ended September 30, 2023 were adjusted to exclude acquisition-related costs incurred by the Company of $1 million and $8 million for the Lario Acquisition, respectively, and $3 million for the FireBird Acquisition during the nine months ended September 30, 2023, which consist primarily of legal and advisory fees. The pro forma results of operations do not include any cost savings or other synergies that may result from the Firebird Acquisition and the Lario Acquisition or any estimated costs that have been or will be incurred by the Company to integrate the acquired assets. The pro forma financial data does not include the results of operations for any other acquisitions made during the periods presented, as they were primarily acreage acquisitions, and their results were not deemed material.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions, except per share amounts)
Revenues	$2,340	$2,681	$6,229	$8,308
Income (loss) from operations	$1,341	$1,776	$3,401	$5,707
Net income (loss)	$916	$1,356	$2,214	$3,866
Basic earnings (loss) per common share	$5.07	$7.34	$12.18	$20.74
Diluted earnings (loss) per common share	$5.07	$7.36	$12.18	$20.79

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
5.    PROPERTY AND EQUIPMENT

Property and equipment includes the following as of the dates indicated:

	September 30,	December 31,
	2023	2022
	(In millions)
Oil and natural gas properties:
Subject to depletion	$32,408	$28,767
Not subject to depletion	8,239	8,355
Gross oil and natural gas properties	40,647	37,122
Accumulated depletion	(7,884)	(6,671)
Accumulated impairment	(7,954)	(7,954)
Oil and natural gas properties, net	24,809	22,497
Other property, equipment and land	706	1,481
Accumulated depreciation, amortization, accretion and impairment	(150)	(219)
Total property and equipment, net	$25,365	$23,759

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter which determines a limit, or ceiling, on the book value of proved oil and natural gas properties. No impairment expense was recorded for the three and nine months ended September 30, 2023 or 2022 based on the results of the respective quarterly ceiling tests.

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

Assets Held For Sale

During the third quarter of 2023, the Company completed the sale of its Water Assets and oil gathering assets which had been classified as assets held for sale in the condensed consolidated balance sheet as of June 30, 2023, with carrying values of $667 million and $75 million, respectively. The sale of these assets resulted in an insignificant loss on disposal of property, plant and equipment for the three and nine months ended September 30, 2023, which is included in the caption “Other operating expenses” in the condensed consolidated statements of operations. See Note 4—Acquisitions and Divestitures for further discussion of the divestiture of the Water Assets. At December 31, 2022, the Water Assets and oil gathering assets were included in the Company’s condensed consolidated balance sheet under the caption “Other property, equipment and land.” All of these assets are included in the midstream operating segment, which is categorized as “All Other” in the Company’s segment disclosures in Note 16—Segment Information.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
6.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligations liability for the following periods:

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Asset retirement obligations, beginning of period	$347	$171
Additional liabilities incurred	5	31
Liabilities acquired	7	3
Liabilities settled and divested	(83)	(12)
Accretion expense	12	10
Revisions in estimated liabilities	(42)	133
Asset retirement obligations, end of period	246	336
Less current portion(1)	6	11
Asset retirement obligations - long-term	$240	$325
(1) The current portion of the asset retirement obligation is included in the caption “Other accrued liabilities” in the Company’s condensed consolidated balance sheets.

7.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	September 30,	December 31,
	2023	2022
	(In millions)
5.250% Senior Notes due 2023	$—	$10
3.250% Senior Notes due 2026	750	780
5.625% Senior Notes due 2026	14	14
7.125% Medium-term Notes, Series B, due 2028	73	73
3.500% Senior Notes due 2029	921	1,021
3.125% Senior Notes due 2031	789	789
6.250% Senior Notes due 2033	1,100	1,100
4.400% Senior Notes due 2051	650	650
4.250% Senior Notes due 2052	750	750
6.250% Senior Notes due 2053	650	650
Unamortized debt issuance costs	(41)	(43)
Unamortized discount costs	(23)	(26)
Unamortized premium costs	4	4
Unamortized basis adjustment of dedesignated interest rate swap agreements(1)	(87)	(106)
Revolving credit facility	—	—
Viper revolving credit facility	250	152
Viper 5.375% Senior Notes due 2027	430	430
Total debt, net	6,230	6,248
Less: current maturities of long-term debt	—	10
Total long-term debt	$6,230	$6,238
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

Credit Agreement

As of September 30, 2023, Diamondback E&P, as borrower, and Diamondback Energy, Inc., as parent guarantor, have a credit agreement, as amended, which provides for a maximum credit amount of $1.6 billion. As of September 30, 2023, the Company had no outstanding borrowings under the credit agreement and $1.6 billion available for future borrowings. During the three and nine months ended September 30, 2023 and 2022, the weighted average interest rate on borrowings under the credit agreement was 6.59%, 6.31%, 3.92% and 3.50%, respectively. During the second quarter of 2023, the Company exercised an election to extend the maturity date of the credit agreement by one year to June 2, 2028 in accordance with the terms of the credit agreement.

As of September 30, 2023, the Company was in compliance with all financial maintenance covenants under the credit agreement.

Repurchases of Notes

In the second quarter of 2023, the Company repurchased principal amounts of $30 million of its 3.250% Senior Notes due 2026 and $100 million of its 3.500% Senior Notes due 2029 for total cash consideration, including accrued interest paid of $124 million. These repurchases resulted in an immaterial loss on extinguishment of debt during the nine months ended September 30, 2023.

Viper’s Credit Agreement

On September 22, 2023, Viper LLC entered into an eleventh and separately a twelfth amendment to the existing credit agreement, which among other things, (i) extended the maturity date from June 2, 2025 to September 22, 2028, (ii) maintained the maximum credit amount under the Viper LLC credit agreement of $2.0 billion, (iii) increased the borrowing base from $1.0 billion to $1.3 billion upon consummation of the Viper Acquisition (as defined in Note 15—Subsequent Events), (iv) increased the elected commitment amount from $750 million to $850 million, and (v) waived the automatic reduction of the borrowing base that otherwise would have occurred upon the consummation of the issuance of the Viper 2031 Notes (as defined in Note 15—Subsequent Events). As of September 30, 2023, Viper LLC had $250 million of outstanding borrowings and $600 million available for future borrowings. During the three and nine months ended September 30, 2023 and 2022, the weighted average interest rates on borrowings under the Viper credit agreement were 7.58%, 7.37%, 4.75% and 3.53%, respectively. As of September 30, 2023, Viper LLC was in compliance with all financial maintenance covenants under the Viper credit agreement.

8.    STOCKHOLDERS’ EQUITY AND EARNINGS (LOSS) PER SHARE

Stock Repurchase Program

The Company’s board of directors has approved a common stock repurchase program to acquire up to $4.0 billion of the Company’s outstanding common stock, excluding excise tax. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the three and nine months ended September 30, 2023 and 2022, the Company repurchased, excluding excise tax, approximately $56 million, $709 million, $472 million and $782 million of common stock under this repurchase program, respectively. As of September 30, 2023, approximately $1.8 billion remained available for use to repurchase shares under the Company’s common stock repurchase program, excluding excise tax.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Net income (loss) attributable to the Company	$915	$1,184	$2,183	$3,379
Change in ownership of consolidated subsidiaries	(3)	(15)	(27)	(36)
Change from net income (loss) attributable to the Company's stockholders and transfers to non-controlling interest	$912	$1,169	$2,156	$3,343

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

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	($ in millions, except per share amounts, shares in thousands)
Net income (loss) attributable to common stock	$915	$1,184	$2,183	$3,379
Less: distributed and undistributed earnings allocated to participating securities(1)	8	12	17	34
Net income (loss) attributable to common stockholders	$907	$1,172	$2,166	$3,345
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	178,872	174,406	180,400	176,169
Effect of dilutive securities:
Weighted-average potential common shares issuable	—	2	—	2
Diluted weighted average common shares outstanding	178,872	174,408	180,400	176,171
Basic net income (loss) attributable to common stock	$5.07	$6.72	$12.01	$18.99
Diluted net income (loss) attributable to common stock	$5.07	$6.72	$12.01	$18.99
(1)    Unvested restricted stock awards and performance stock awards that contain non-forfeitable distribution equivalent rights are considered participating securities and therefore are included in the earnings per share calculation pursuant to the two-class method.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
9.    EQUITY-BASED COMPENSATION

Under the Equity Plan approved by the Board of Directors, the Company is authorized to issue up to 11.8 million shares of incentive and non-statutory stock options, restricted stock awards and restricted stock units, performance awards and stock appreciation rights to eligible employees. The Company currently has outstanding restricted stock units and performance-based restricted stock units under the Equity Plan. The Company also has immaterial amounts of restricted share awards and stock appreciation rights outstanding which were issued under plans assumed in connection with previously completed mergers. At September 30, 2023, approximately 5.1 million shares of common stock remain available for future grants under the Equity Plan. The Company classifies its restricted stock units and performance-based restricted stock units as equity-based awards and estimates the fair values of restricted stock awards and units as the closing price of the Company’s common stock on the grant date of the award, which is expensed over the applicable vesting period.

In addition to the Equity Plan, Viper maintains its own long-term incentive plan, which is not significant to the Company.

The following table presents the financial statement impacts of equity compensation plans and related costs on the Company’s financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
General and administrative expenses	$13	$14	$40	$42
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	$8	$6	$19	$16

Restricted Stock Units

The following table presents the Company’s restricted stock unit activity during the nine months ended September 30, 2023 under the Equity Plan:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2022	918,902	$95.74
Granted	392,310	$143.69
Vested	(161,878)	$122.77
Forfeited	(64,453)	$104.66
Unvested at September 30, 2023	1,084,881	$108.34

The aggregate grant date fair value of restricted stock units that vested during the nine months ended September 30, 2023 was $20 million. As of September 30, 2023, the Company’s unrecognized compensation cost related to unvested restricted stock units was $78 million, which is expected to be recognized over a weighted-average period of 1.6 years.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Performance Based Restricted Stock Units

The following table presents the Company’s performance restricted stock units activity under the Equity Plan for the nine months ended September 30, 2023:

	Performance Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2022	347,881	$168.48
Granted	128,205	$258.98
Forfeited	(42,657)	$144.48
Unvested at September 30, 2023(1)	433,429	$197.61
(1)A maximum of 1,034,136 units could be awarded based upon the Company’s final TSR ranking.

As of September 30, 2023, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $42 million, which is expected to be recognized over a weighted-average period of 1.5 years.

In March 2023, eligible employees received performance restricted stock unit awards totaling 126,347 units from which a minimum of 0% and a maximum of 200% of the units could be awarded based upon the measurement of total stockholder return of the Company’s common stock as compared to a designated peer group during the 3-year performance period of January 1, 2023 to December 31, 2025 and cliff vest at December 31, 2025 subject to continued employment. The initial payout of the March 2023 awards will be further adjusted by a TSR modifier that may reduce the payout or increase the payout up to a maximum of 250%. Additionally, in July 2023 the Company granted 1,858 units under substantially the same terms as the March 2023 performance restricted stock unit awards.

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

The following table presents a summary of the grant-date fair values of performance restricted stock units granted and the related assumptions for the awards granted during the periods presented:

	March 2023	July 2023
Grant-date fair value	$259.52	$222.09
Risk-free rate	4.64%	4.70%
Company volatility	46.90%	47.20%

10.    INCOME TAXES

The following table provides the Company’s provision for (benefit from) income taxes and the effective income tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions, except for tax rate)
Provision for (benefit from) income taxes	$276	$290	$648	$913
Effective income tax rate	21.7%	18.6%	21.8%	20.5%

Total income tax expense from continuing operations for the three and nine months ended September 30, 2023 and 2022 differed from amounts computed by applying the United States federal statutory tax rate to pre-tax income primarily due to (i) state income taxes, net of federal benefit, and (ii) the impact of permanent differences between book and taxable income, partially offset by (iii) a tax benefit resulting from a reduction in the valuation allowance on Viper’s deferred tax assets for the three and nine months ended September 30, 2022.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

As of September 30, 2023, Viper maintained a partial valuation allowance against its deferred tax assets, based on its assessment of all available evidence, both positive and negative, supporting realizability of Viper’s deferred tax assets.

For the three and nine months ended September 30, 2023, the Company’s items of discrete income tax expense or benefit were not material. For the three and nine months ended September 30, 2022, the Company recognized discrete income tax benefit of $50 million related to a partial release of Viper’s beginning-of-the-year valuation allowance, based on a change in judgment about the realizability of Viper’s deferred tax assets in future years.

The Inflation Reduction Act of 2022 (“IRA”) was enacted on August 16, 2022, which created a 15% corporate alternative minimum tax (“CAMT”) on the “adjusted financial statement income” of certain large corporations (generally, corporations reporting at least $1 billion of average adjusted pre-tax net income on their consolidated financial statements) as well as an excise tax of 1% on the fair market value of certain public company stock/unit repurchases for tax years beginning after December 31, 2022. Based on application of currently available guidance, the Company’s income tax expense for the three and nine months ended September 30, 2023 were not impacted by the CAMT. The Company’s excise tax during the three and nine months ended September 30, 2023 was immaterial and was recognized as part of the cost basis of the units repurchased.

11.    DERIVATIVES

At September 30, 2023, the Company has commodity derivative contracts and interest rate swaps outstanding. All derivative financial instruments are recorded at fair value.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
As of September 30, 2023, the Company had the following outstanding commodity derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Collars
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Weighted Average Differential	Weighted Average Floor Price	Weighted Average Ceiling Price
OIL
Oct. - Dec.	2023	Basis Swap(1)	24,000	Argus WTI Midland	$0.90	$—	$—
Jan. - Dec.	2024	Basis Swap(1)	6,000	Argus WTI Midland	$1.23	$—	$—
Jan. - Jun.	2024	Costless Collar	6,000	WTI Cushing	$—	$65.00	$95.55
Jan. - Dec.	2024	Roll Swap	25,000	WTI	$0.81	$—	$—
NATURAL GAS
Oct. - Dec.	2023	Costless Collar	310,000	Henry Hub	$—	$3.18	$9.22
Jan. - Dec.	2024	Costless Collar	260,000	Henry Hub	$—	$2.87	$7.76
Oct. - Dec.	2023	Basis Swap(1)	330,000	Waha Hub	$(1.24)	$—	$—
Jan. - Dec.	2024	Basis Swap(1)	380,000	Waha Hub	$(1.18)	$—	$—
Jan. - Dec.	2025	Basis Swap(1)	160,000	Waha Hub	$(0.72)	$—	$—
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

Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Strike Price	Deferred Premium
OIL
Oct. - Dec.	2023	Put	110,000	Brent	$55.00	$1.59
Oct. - Dec.	2023	Put	28,000	Argus WTI Houston	$55.00	$1.67
Oct. - Dec.	2023	Put	16,000	WTI Cushing	$56.25	$1.70
Jan. - Mar.	2024	Put	110,000	Brent	$55.00	$1.50
Jan. - Mar.	2024	Put	28,000	Argus WTI Houston	$55.00	$1.60
Jan. - Mar.	2024	Put	14,000	WTI Cushing	$58.57	$1.54
Apr. - Jun.	2024	Put	74,000	Brent	$55.00	$1.48
Apr. - Jun.	2024	Put	18,000	Argus WTI Houston	$55.00	$1.51
Apr. - Jun.	2024	Put	12,000	WTI Cushing	$60.00	$1.50
Jul. - Sep.	2024	Put	34,000	Brent	$55.00	$1.41
Jul. - Sep.	2024	Put	10,000	Argus WTI Houston	$55.00	$1.45
Oct. - Dec.	2024	Put	12,000	Brent	$55.00	$1.49

Interest Rate Swaps

In the second quarter of 2021, the Company entered into two interest rate swap agreements for notional amounts of $600 million, which were designated as fair value hedges of the Company’s $1.2 billion 3.50% fixed rate senior notes due 2029 (the “2029 Notes”) at inception. The Company receives a fixed 3.50% rate of interest on these swaps. Effective on May 28, 2023, the variable rate of interest the Company pays on these swaps was reset from three month LIBOR to three month SOFR plus 2.1865%. The Company previously adopted the optional expedient in ASU 2020-04, “Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” as later extended for these contract term modifications, and as a result, did not recognize any impact of the change in reference rate on its financial position, results of operations or liquidity for the three or nine months ended September 30, 2023.

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

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments not designated as hedging instruments included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Gain (loss) on derivative instruments, net:
Commodity contracts	$(36)	$39	$(297)	$(615)
Interest rate swaps	(40)	(63)	(61)	(62)
Total	$(76)	$(24)	$(358)	$(677)

Net cash received (paid) on settlements:
Commodity contracts(1)	$(24)	$(96)	$(40)	$(822)
Interest rate swaps	—	—	(22)	6
Total	$(24)	$(96)	$(62)	$(816)
(1)The three and nine months ended September 30, 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $3 million and $138 million.

12.    FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As discussed in Note 13—Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, certain financial instruments of the Company are reported at fair value on the Company’s condensed consolidated balance sheets. The net amounts of derivative instruments are classified as current or noncurrent based on their anticipated settlement dates. The Company has an immaterial investment that is reported at fair value using observable, quoted stock prices and is included in “Other assets” on the Company’s condensed consolidated balance sheet at September 30, 2023.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The following table provides the fair value of financial instruments that are recorded at fair value in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Derivative instruments:
Commodity derivative instruments	$—	$49	$—	$49	$(48)	$1
Non-current assets- Derivative instruments:
Commodity derivative instruments	$—	$13	$—	$13	$(12)	$1
Non-current assets- Other assets:
Investment	$8	$—	$—	$8	$—	$8
Liabilities:
Current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$134	$—	$134	$(48)	$86
Interest rate swaps	$—	$53	$—	$53	$—	$53
Non-current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$33	$—	$33	$(12)	$21
Interest rate swaps	$—	$178	$—	$178	$—	$178

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Derivative instruments:
Commodity derivative instruments	$—	$197	$—	$197	$(65)	$132
Non-current assets- Derivative instruments:
Commodity derivative instruments	$—	$62	$—	$62	$(39)	$23
Liabilities:
Current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$67	$—	$67	$(65)	$2
Interest rate swaps	$—	$45	$—	$45	$—	$45
Non-current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$39	$—	$39	$(39)	$—
Interest rate swaps	$—	$148	$—	$148	$—	$148

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	September 30, 2023		December 31, 2022
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
(In millions)
Debt	$6,230	$5,650	$6,248	$5,754

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in certain circumstances. These assets and liabilities can include those acquired in a business combination, inventory, proved and unproved oil and gas properties, equity method investments and other long-lived assets that are written down to fair value when they are impaired or held for sale. Refer to Note 4—Acquisitions and Divestitures and Note 5—Property and Equipment for additional discussion of nonrecurring fair value adjustments.

Fair Value of Financial Assets

The carrying amount of cash and cash equivalents, receivables, funds held in escrow, prepaid expenses and other current assets, payables and other accrued liabilities approximate their fair value because of the short-term nature of the instruments.

13.    SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Supplemental disclosure of cash flow information:
Cash paid (received) for income taxes	$195	$560
Supplemental disclosure of non-cash transactions:
Accrued capital expenditures included in accounts payable and accrued expenses	$639	$431
Common stock issued for acquisitions	$633	$595
Equity method investment received in exchange for contributed assets	$126	$—

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

Beginning in 2013 and continuing through the third quarter of 2023, several coastal Louisiana parishes and the State of Louisiana have filed 43 lawsuits under Louisiana’s State and Local Coastal Resources Management Act (“SLCRMA”) against numerous oil and gas producers seeking damages for coastal erosion in or near oil fields located within Louisiana’s coastal zone. The Company is a defendant in three of these cases, and Plaintiffs’ claims against the Company relate to the prior operations of entities previously acquired by Energen Corporation. The Company has exercised contractual indemnification rights where applicable. Plaintiffs’ SLCRMA theories are unprecedented, and there remains significant uncertainty about the claims (both as to scope and damages). Although we cannot predict the ultimate outcome of these matters, the Company believes the claims lack merit and intends to continue vigorously defending these lawsuits.

15.    SUBSEQUENT EVENTS

Viper 2031 Notes Offering

On October 19, 2023, Viper completed an offering (the “Viper 2031 Notes Offering”) of $400 million in aggregate principal amount of its 7.375% Senior Notes maturing on November 1, 2031 (the “Viper 2031 Notes”). Viper received net proceeds of approximately $394 million, after deducting the initial purchasers’ discount and expected transaction costs, from the Viper 2031 Notes Offering. Viper loaned the gross proceeds to Viper LLC, which used the proceeds to partially fund the cash portion of the Viper Acquisition as defined and discussed further below.

The Viper 2031 Notes are senior unsecured obligations of Viper, initially guaranteed on a senior unsecured basis by Viper LLC, and will pay interest semi-annually. Neither the Company nor Viper’s General Partner will guarantee the Viper 2031 Notes. In the future, each of Viper’s restricted subsidiaries that either (i) guarantees any of its or a guarantor’s indebtedness, or (ii) is a domestic restricted subsidiary and is an obligor with respect to any indebtedness under any credit facility will be required to guarantee the Viper 2031 Notes.

Viper Issuance of Common Units to Diamondback

On October 31, 2023, pursuant to a common unit purchase and sale agreement entered into on September 4, 2023, Viper issued approximately 7.22 million of its common units to the Company at a price of $27.72 per unit for total net proceeds to Viper of approximately $200 million. Viper used the net proceeds of this common unit issuance to fund a portion of the cash consideration for the Viper Acquisition, as defined and discussed further below.

Viper Acquisition

On November 1, 2023, Viper and Viper LLC acquired certain mineral and royalty interests from Royalty Asset Holdings, LP, Royalty Asset Holdings II, LP and Saxum Asset Holdings, LP (collectively, “the Sellers,” and affiliates of Warwick Capital Partners and GRP Energy Capital) pursuant to a definitive purchase and sale agreement for approximately 9.02 million Viper common units and $750 million in cash, subject to customary post-closing adjustments (the “Viper Acquisition”). The mineral and royalty interests acquired in the Viper Acquisition represent 4,600 net royalty acres in the Permian Basin, plus an additional 2,700 net royalty acres in other major basins. The cash consideration for the Viper Acquisition was funded through a combination of cash on hand and held in escrow, borrowings under Viper LLC’s credit agreement, proceeds from the Viper 2031 Notes Offering and proceeds from the $200 million common unit issuance to the Company.

Following the completion of the Viper Acquisition and the related issuance of Viper common units to the Company under the common unit purchase and sale agreement, the Company beneficially owned approximately 56% of Viper’s total units outstanding.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Third Quarter 2023 Dividend Declaration

On November 2, 2023, the board of directors of the Company declared a cash dividend for the third quarter of 2023 of $3.37 per share of common stock, payable on November 24, 2023 to its stockholders of record at the close of business on November 16, 2023. The dividend consists of a base quarterly dividend of $0.84 per share of common stock and a variable quarterly dividend of $2.53 per share of common stock. Future base and variable dividends are at the discretion of the board of directors of the Company.

16.    SEGMENT INFORMATION

As of September 30, 2023, the Company has one reportable segment, the upstream segment, which is engaged in the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves primarily in the Permian Basin in West Texas. Other operations are included in the “All Other” category in the table below.

The following tables summarize the results of the Company’s operating segments during the periods presented:

	Upstream	All Other	Eliminations	Total
	(In millions)
Three Months Ended September 30, 2023:
Third-party revenues	$2,327	$13	$—	$2,340
Intersegment revenues	—	84	(84)	—
Total revenues	$2,327	$97	$(84)	$2,340
Depreciation, depletion, amortization and accretion	$435	$7	$—	$442
Income (loss) from operations	$1,339	$19	$(18)	$1,340
Interest expense, net	$(42)	$1	$—	$(41)
Other income (expense)	$(71)	$45	$(4)	$(30)
Provision for (benefit from) income taxes	$261	$15	$—	$276
Net income (loss) attributable to non-controlling interest	$78	$—	$—	$78
Net income (loss) attributable to Diamondback Energy, Inc.	$887	$50	$(22)	$915
As of September 30, 2023:
Total assets	$27,382	$1,263	$(596)	$28,049

	Upstream	All Other	Eliminations	Total
	(In millions)
Three Months Ended September 30, 2022:
Third-party revenues	$2,419	$18	$—	$2,437
Intersegment revenues	—	96	(96)	—
Total revenues	$2,419	$114	$(96)	$2,437
Depreciation, depletion, amortization and accretion	$323	$13	$—	$336
Income (loss) from operations	$1,598	$41	$(25)	$1,614
Interest expense, net	$(33)	$(10)	$—	$(43)
Other income (expense)	$(27)	$20	$(4)	$(11)
Provision for (benefit from) income taxes	$287	$3	$—	$290
Net income (loss) attributable to non-controlling interest	$76	$10	$—	$86
Net income (loss) attributable to Diamondback Energy, Inc.	$1,175	$38	$(29)	$1,184
As of December 31, 2022:
Total assets	$24,452	$2,213	$(456)	$26,209

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

	Upstream	All Other	Eliminations	Total
	(In millions)
Nine Months Ended September 30, 2023:
Third-party revenues	$6,126	$58	$—	$6,184
Intersegment revenues	—	286	(286)	—
Total revenues	$6,126	$344	$(286)	$6,184
Depreciation, depletion, amortization and accretion	$1,244	$33	$—	$1,277
Income (loss) from operations	$3,320	$118	$(73)	$3,365
Interest expense, net	$(139)	$1	$—	$(138)
Other income (expense)	$(370)	$128	$(12)	$(254)
Provision for (benefit from) income taxes	$626	$22	$—	$648
Net income (loss) attributable to non-controlling interest	$142	$—	$—	$142
Net income (loss) attributable to Diamondback Energy, Inc.	$2,043	$225	$(85)	$2,183
As of September 30, 2023:
Total assets	$27,382	$1,263	$(596)	$28,049

	Upstream	All Other	Eliminations	Total
	(In millions)
Nine Months Ended September 30, 2022:
Third-party revenues	$7,563	$50	$—	$7,613
Intersegment revenues	—	273	(273)	—
Total revenues	$7,563	$323	$(273)	$7,613
Depreciation, depletion, amortization and accretion	$929	$50	$—	$979
Income (loss) from operations	$5,197	$119	$(64)	$5,252
Interest expense, net	$(94)	$(28)	$—	$(122)
Other income (expense)	$(727)	$57	$(13)	$(683)
Provision for (benefit from) income taxes	$904	$9	$—	$913
Net income (loss) attributable to non-controlling interest	$125	$30	$—	$155
Net income (loss) attributable to Diamondback Energy, Inc.	$3,347	$109	$(77)	$3,379
As of December 31, 2022:
Total assets	$24,452	$2,213	$(456)	$26,209

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an independent oil and natural gas company currently focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. As discussed in Note 1—Description of the Business and Basis of Presentation and Note 16—Segment Information of the condensed notes to the consolidated financial statements, as of September 30, 2023, we have one reportable segment, the upstream segment.

Third Quarter 2023 Financial and Operating Highlights

•Recorded net income of $915 million for the third quarter of 2023.

•Increased our annual base dividend to $3.36 per share, paid dividends to stockholders of $149 million during the third quarter of 2023 and declared a combined base and variable dividend payable in the fourth quarter of 2023 of $3.37 per share of common stock.

•Repurchased $56 million, excluding excise tax, of our common stock, leaving approximately $1.8 billion available for future purchases under our common stock repurchase program at September 30, 2023.

•Our cash operating costs for the third quarter of 2023 were $10.51 per BOE, including lease operating expenses of $5.42 per BOE, cash general and administrative expenses of $0.51 per BOE and production and ad valorem taxes and gathering and transportation expenses of $4.58 per BOE.

•Our average production was 452.8 MBOE/d during the third quarter of 2023.

•Drilled 79 gross horizontal wells in the Midland Basin and 7 gross horizontal wells in the Delaware Basin, and turned 74 gross operated horizontal wells (73 in the Midland Basin and 1 in the Delaware Basin) to production.

•Incurred capital expenditures, excluding acquisitions, of $684 million during the third quarter of 2023.

•To date, we have executed or announced non-core asset sale transactions, including those discussed in these highlights and “—Recent Developments” below, involving gross proceeds of approximately $1.7 billion, in excess of our previously announced non-core asset divestiture target of at least $1.0 billion by year end 2023.

Transactions and Recent Developments

Acquisition and Divestiture Update

Deep Blue Acquisition and Divestiture of Water Assets

On September 1, 2023, we contributed our Water Assets with a net carrying value of $681 million in exchange for $516 million, a 30% equity ownership and voting interest in the newly formed Deep Blue joint venture and certain contingent consideration.

Divestiture Transaction

On July 28, 2023, we divested our 43% limited liability company interest in OMOG for $225 million in cash received at closing and recorded a gain on the sale of equity method investments of approximately $35 million in the third quarter of 2023.

See Note 4—Acquisitions and Divestitures of the condensed notes to the consolidated financial statements for further discussion of our acquisitions and divestitures.

Subsequent Events Transactions

Viper 2031 Notes Offering

On October 19, 2023, Viper completed the Viper 2031 Notes Offering of $400 million in aggregate principal amount of the Viper 2031 Notes. Viper received net proceeds of approximately $394 million, after deducting the initial purchasers’ discount and expected transaction costs, from the Viper 2031 Notes Offering.

Viper Acquisition

On November 1, 2023, Viper acquired certain mineral and royalty interests for total consideration consisting of approximately 9.02 million Viper common units and $750 million in cash, subject to customary post-closing adjustments. The mineral and royalty interests acquired in the Viper Acquisition represent 4,600 net royalty acres in the Permian Basin, plus an additional 2,700 net royalty acres in other major basins. The cash portion of this transaction was funded through a combination of cash on hand and held in escrow, borrowings under Viper LLC’s credit agreement, the proceeds from the Viper 2031 Notes and $200 million of proceeds from Viper’s issuance of common units to us under the common unit purchase and sale agreement.

See Note 15—Subsequent Events of the condensed notes to the consolidated financial statements for further details.

Commodity Prices and Inflation

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Regional and worldwide economic activity, including any economic downturn or recession that has occurred or may occur in the future, extreme weather conditions and other substantially variable factors, influence market conditions for these products. These factors are beyond our control and are difficult to predict. During the nine months ended 2023 and 2022, NYMEX WTI price averaged $77.28 and $98.25 per Bbl, respectively, and NYMEX Henry Hub price averaged $2.58 and $6.69 per MMBtu, respectively. The war in Ukraine and Israel-Hamas war, rising interest rates, global supply chain disruptions, concerns about a potential economic downturn or recession, and measures to combat persistent inflation and instability in the financial sector have contributed to recent economic and pricing volatility and may continue to impact pricing throughout 2023. Although the impact of inflation on our business has been insignificant in prior periods, inflation in the U.S. has been rising at its fastest rate in over 40 years, creating inflationary pressure on the cost of services, equipment and other goods in the energy industry and other sectors, which is contributing to labor and materials shortages across the supply-chain. Additionally, OPEC and its non-OPEC allies, known collectively as OPEC+, continues to meet regularly to evaluate the state of global oil supply, demand and inventory levels.

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

As of September 30, 2023, we had approximately 500,793 net acres, which primarily consisted of approximately 354,084 net acres in the Midland Basin and 146,388 net acres in the Delaware Basin.

We intend to continue to develop our reserves and increase production through development drilling and exploitation and exploration activities on our multi-year inventory of identified potential drilling locations and through acquisitions that meet our strategic and financial objectives, targeting oil-weighted reserves. Production is expected to grow slightly in the fourth quarter of 2023, with oil production projected to be between 269 and 273 MBO/d (455 to 460 MBOE/d). We anticipate we will continue to grow production organically at a low single digit annual pace in 2024, with a similar level of activity to 2023, primarily due to the quality of the acreage we are developing on a large scale in the Midland Basin, combined with multi-well pads and a high mineral interest across our development plan. We anticipate that capital expenditures will decrease by 5% to 10% in the fourth quarter of 2023 due to lower well costs, lower drilling activity and, to a lesser degree, a slower completion cadence. We expect this will set a baseline for our 2024 capital development plan. We also expect lower completion costs in the coming quarter and into 2024 due to a continuous decline in raw materials and service costs. The majority of our wells are now being completed with either a simulfrac or simulfrac e-fleet, reducing our exposure to spot frac prices.

The following table sets forth the total number of operated horizontal wells drilled and completed during the periods indicated:

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
	Drilled		Completed(1)		Drilled		Completed(2)
Area:	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Midland Basin	79	69	73	70	235	215	213	201
Delaware Basin	7	6	1	1	31	27	38	35
Total	86	75	74	71	266	242	251	236
(1)The average lateral length for the wells completed during the third quarter of 2023 was 11,864 feet. Operated completions during the third quarter of 2023 consisted of 25 Lower Spraberry wells, 20 Wolfcamp A wells, 11 Jo Mill wells, eight Wolfcamp B wells, seven Middle Spraberry wells, one Third Bone Spring well, one Upper Spraberry well and one Barnett well.
(2)The average lateral length for the wells completed during the first nine months of 2023 was 11,184 feet. Operated completions during the nine months of 2023 consisted of 69 Lower Spraberry wells, 64 Wolfcamp A wells, 41 Wolfcamp B wells, 32 Jo Mill wells, 18 Middle Spraberry wells, 15 Third Bone Spring wells, eight Second Bone Spring wells, two Upper Spraberry wells and two Barnett wells.

As of September 30, 2023, we operated the following wells:

	As of September 30, 2023
	Vertical Wells		Horizontal Wells		Total
Area:	Gross	Net	Gross	Net	Gross	Net
Midland Basin	2,667	2,525	2,219	2,048	4,886	4,573
Delaware Basin	39	36	700	649	739	685
Total	2,706	2,561	2,919	2,697	5,625	5,258

As of September 30, 2023, we held interests in 12,012 gross (5,347 net) wells, including 1,123 gross (89 net) wells in which we have non-operated working interest.

Results of Operations
Comparison of the Three Months Ended September 30, 2023 and June 30, 2023

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

The following table sets forth selected operating data for the three months ended September 30, 2023 and June 30, 2023:

	Three Months Ended
	September 30, 2023	June 30, 2023
Revenues (In millions):
Oil sales	$1,997	$1,708
Natural gas sales	80	48
Natural gas liquid sales	188	140
Total oil, natural gas and natural gas liquid revenues	$2,265	$1,896

Production Data:
Oil (MBbls)	24,482	23,946
Natural gas (MMcf)	49,423	50,809
Natural gas liquids (MBbls)	8,943	8,528
Combined volumes (MBOE)(1)	41,662	40,942

Daily oil volumes (BO/d)	266,109	263,143
Daily combined volumes (BOE/d)	452,848	449,912

Average Prices:
Oil ($ per Bbl)	$81.57	$71.33
Natural gas ($ per Mcf)	$1.62	$0.94
Natural gas liquids ($ per Bbl)	$21.02	$16.42
Combined ($ per BOE)	$54.37	$46.31

Oil, hedged ($ per Bbl)(2)	$80.51	$70.41
Natural gas, hedged ($ per Mcf)(2)	$1.62	$1.08
Natural gas liquids, hedged ($ per Bbl)(2)	$21.02	$16.42
Average price, hedged ($ per BOE)(2)	$53.74	$45.94
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables provide information on the mix of our production for the three months ended September 30, 2023 and June 30, 2023:

	Three Months Ended
	September 30, 2023	June 30, 2023
Oil (MBbls)	59%	58%
Natural gas (MMcf)	20%	21%
Natural gas liquids (MBbls)	21%	21%
	100%	100%

	Three Months Ended September 30, 2023				Three Months Ended June 30, 2023
	Midland Basin	Delaware Basin	Other(1)	Total	Midland Basin	Delaware Basin	Other(1)	Total
Production Data:
Oil (MBbls)	19,400	5,058	24	24,482	18,528	5,410	8	23,946
Natural gas (MMcf)	34,661	14,696	66	49,423	35,515	15,232	62	50,809
Natural gas liquids (MBbls)	6,705	2,232	6	8,943	6,326	2,197	5	8,528
Total (MBOE)	31,882	9,739	41	41,662	30,773	10,146	23	40,942
(1)Includes the Rockies.

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the third quarter of 2023 increased by $369 million to $2.3 billion compared to the second quarter of 2023. The increase consisted of $325 million attributable to higher average prices received for our oil, natural gas and natural gas liquids production and $44 million attributable to the 2% growth in our combined volumes sold.

Net Sales of Purchased Oil. Beginning in the third quarter of 2023, we entered into purchase transactions with third parties and separate sale transactions with third parties to satisfy certain of our unused oil pipeline capacity commitments. The following table presents the net sales of purchased oil from third parties for the three months ended September 30, 2023 and June 30, 2023:

	Three Months Ended
(In millions)	September 30, 2023	June 30, 2023
Sales of purchased oil	$59	$—
Purchased oil expense	59	—
Net sales of purchased oil	$—	$—

Other Revenues. The following table presents other insignificant revenue for the three months ended September 30, 2023 and June 30, 2023:

	Three Months Ended
(In millions)	September 30, 2023	June 30, 2023
Other operating income	$16	$23

Lease Operating Expenses. The following table shows lease operating expenses for the three months ended September 30, 2023 and June 30, 2023:

	Three Months Ended
	September 30, 2023		June 30, 2023
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$226	$5.42	$200	$4.88

Lease operating expenses increased by $26 million in total and increased by $0.54 on a per BOE basis for the third quarter of 2023 compared to the second quarter of 2023, primarily due to (i) $8 million in additional costs incurred for water services as a result of divesting our Water Assets in the third quarter of 2023, (ii) $6 million in increased spend on electrical generation and disposal related costs, (iii) $4 million due to the increase in production volumes, and (iv) other individually insignificant changes, including adjustments of prior period accruals in the second quarter of 2023.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the three months ended September 30, 2023 and June 30, 2023:

	Three Months Ended
	September 30, 2023		June 30, 2023
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Production taxes	$108	$2.59	$87	$2.12
Ad valorem taxes	10	0.24	61	1.49
Total production and ad valorem expense	$118	$2.83	$148	$3.61

Production taxes as a % of oil, natural gas and natural gas liquids revenue	4.8%		4.6%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of production revenues for the third quarter of 2023 increased slightly compared to the second quarter of 2023, primarily due to an increase in our natural gas and natural gas liquids sales, which have a higher production tax rate.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. In the third quarter of 2023, we lowered our full year estimate of ad valorem taxes based on expected reductions in our tax rates and accordingly, decreased our ad valorem accrual compared to the second quarter of 2023.

Gathering and Transportation Expense. The following table shows gathering and transportation expense for the three months ended September 30, 2023 and June 30, 2023:

	Three Months Ended
	September 30, 2023		June 30, 2023
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering and transportation	$73	$1.75	$68	$1.66

The increases in gathering and transportation expenses and the per BOE amounts during the third quarter of 2023 compared to the second quarter of 2023 primarily resulted from incurring higher costs for third party oil gathering services after divesting our oil gathering assets in the third quarter of 2023.

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the three months ended September 30, 2023 and June 30, 2023:

	Three Months Ended
(In millions, except BOE amounts)	September 30, 2023	June 30, 2023
Depletion of proved oil and natural gas properties	$426	$410
Depreciation and amortization of other property and equipment	12	16
Other amortization	—	1
Asset retirement obligation accretion	4	5
Depreciation, depletion, amortization and accretion	$442	$432
Oil and natural gas properties depletion rate per BOE	$10.23	$10.01
Depreciation, depletion, amortization and accretion per BOE	$10.61	$10.55

Depletion of proved oil and natural gas properties increased by $16.0 million in the third quarter of 2023 as compared to the second quarter of 2023 due primarily to the growth in production volumes discussed above and an increase in the depletion rate.

General and Administrative Expenses. The following table shows general and administrative expenses for the three months ended September 30, 2023 and June 30, 2023:

	Three Months Ended
	September 30, 2023		June 30, 2023
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$21	$0.51	$21	$0.51
Non-cash stock-based compensation	13	0.31	16	0.39
Total general and administrative expenses	$34	$0.82	$37	$0.90

General and administrative expenses remained consistent for the third quarter of 2023 compared to the second quarter of 2023. The decrease in non-cash stock-based compensation is due to forfeitures of unvested restricted stock units and performance restricted stock units during the third quarter of 2023.

Other Operating Costs and Expenses. The following table shows other operating costs and expenses for the three months ended September 30, 2023 and June 30, 2023:

	Three Months Ended
(In millions)	September 30, 2023	June 30, 2023
Merger and integration expenses	$1	$2
Other operating expenses	$47	$32

The increase in other operating expenses during the third quarter of 2023 compared to the second quarter of 2023 is primarily due to insignificant losses recorded on disposals of property, plant and equipment in the third quarter of 2023.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the three months ended September 30, 2023 and June 30, 2023:

	Three Months Ended
(In millions)	September 30, 2023	June 30, 2023
Gain (loss) on derivative instruments, net	$(76)	$(189)
Net cash received (paid) on settlements	$(24)	$(39)

See Note 11—Derivatives of the condensed notes to the consolidated financial statements for further details regarding our derivative instruments.

Other Income (Expense). The following table shows other income and expenses for the three months ended September 30, 2023 and June 30, 2023:

	Three Months Ended
(In millions)	September 30, 2023	June 30, 2023
Interest expense, net	$(41)	$(51)
Other income (expense), net	$37	$(21)
Gain (loss) on extinguishment of debt	$—	$(4)
Income (loss) from equity investments	$9	$16

The decrease in net interest expense for the third quarter of 2023 compared to the second quarter of 2023 primarily consists of a $6 million increase in capitalized interest costs, which reduce interest expense, and a $4 million decrease in interest expense on our revolving credit facility, which was undrawn for a portion of the third quarter of 2023.

The change in other income (expense), net is primarily due to the third quarter of 2023 including the $35 million gain on the sale of our equity method investment in OMOG as discussed further in Note 4—Acquisitions and Divestitures to the condensed notes to the consolidated financial statements.

See Note 7—Debt of the condensed notes to the consolidated financial statements for further details regarding outstanding borrowings and gain (loss) on extinguishment of debt.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the three months ended September 30, 2023 and June 30, 2023:

	Three Months Ended
(In millions)	September 30, 2023	June 30, 2023
Provision for (benefit from) income taxes	$276	$165

The change in our income tax provision for the third quarter of 2023 compared to the second quarter of 2023 was primarily due to the increase in pre-tax income between the periods which resulted largely from the changes in revenues from oil, natural gas and natural gas liquids discussed above. See Note 10—Income Taxes of the condensed notes to the consolidated financial statements for further discussion of our income tax expense.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table sets forth selected operating data for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Revenues (In millions):
Oil sales	$5,359	$5,988
Natural gas sales	197	714
Natural gas liquid sales	507	856
Total oil, natural gas and natural gas liquid revenues	$6,063	$7,558

Production Data:
Oil (MBbls)	71,052	60,813
Natural gas (MMcf)	147,620	131,356
Natural gas liquids (MBbls)	25,201	22,177
Combined volumes (MBOE)(1)	120,856	104,883

Daily oil volumes (BO/d)	260,264	222,758
Daily combined volumes (BOE/d)	442,696	384,187

Average Prices:
Oil ($ per Bbl)	$75.42	$98.47
Natural gas ($ per Mcf)	$1.33	$5.44
Natural gas liquids ($ per Bbl)	$20.12	$38.60
Combined ($ per BOE)	$50.17	$72.06

Oil, hedged ($ per Bbl)(2)	$74.41	$89.39
Natural gas, hedged ($ per Mcf)(2)	$1.54	$4.43
Natural gas liquids, hedged ($ per Bbl)(2)	$20.12	$38.60
Average price, hedged ($ per BOE)(2)	$49.83	$65.54
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables set forth the mix of our production data by product and basin for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Oil (MBbls)	59%	58%
Natural gas (MMcf)	20%	21%
Natural gas liquids (MBbls)	21%	21%
	100%	100%

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	Midland Basin	Delaware Basin	Other(1)	Total	Midland Basin	Delaware Basin	Other(2)	Total
Production Data:
Oil (MBbls)	55,648	15,360	44	71,052	43,344	17,370	99	60,813
Natural gas (MMcf)	103,724	43,716	180	147,620	86,198	44,817	341	131,356
Natural gas liquids (MBbls)	18,889	6,303	9	25,201	15,323	6,805	49	22,177
Total (MBOE)	91,824	28,949	83	120,856	73,033	31,645	205	104,883
(1)Includes the Rockies.
(2)Includes the Eagle Ford Shale and Rockies.

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the nine months ended September 30, 2023 decreased by $1.5 billion, or 20%, to $6.1 billion from the same period in 2022 primarily due to a reduction of $2.7 billion attributable to lower average prices received for our oil production and to a lesser extent, our natural gas and natural gas liquids production. The decrease due to lower average prices was partially offset by an increase of $1.2 billion attributable to the 15% growth in our combined volumes, which was primarily due to additional production from the FireBird Acquisition and the Lario Acquisition.

Net Sales of Purchased Oil. Beginning in the third quarter of 2023, we entered into purchase transactions with third parties and separate sale transactions with third parties to satisfy certain of our unused oil pipeline capacity commitments. The following table presents the net sales of purchased oil from third parties for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(In millions)	2023	2022
Sales of purchased oil	$59	$—
Purchased oil expense	59	—
Net sales of purchased oil	$—	$—

Other Revenues. The following table shows the other insignificant revenues for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(In millions)	2023	2022
Other operating income	$62	$55

Lease Operating Expenses. The following table shows lease operating expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$618	$5.11	$491	$4.68

Lease operating expenses increased by $127 million, or $0.43 per BOE for the nine months ended September 30, 2023 compared to the same period in 2022. The increase primarily consists of (i) $76 million in production and operating expenses incurred in 2023 on wells acquired in the FireBird Acquisition and the Lario Acquisition, (ii) $43 million in additional utility and service costs driven primarily by inflation, and (iii) $8 million in additional costs incurred for water services as a result of divesting our Water Assets in the third quarter of 2023.

After giving effect to the divestiture of our Water Assets, we expect lease operating expenses to range from approximately $832 million to $881 million in 2023.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Production taxes	$287	$2.37	$384	$3.66
Ad valorem taxes	134	1.11	111	1.06
Total production and ad valorem expense	$421	$3.48	$495	$4.72

Production taxes as a % of oil, natural gas and natural gas liquids revenue	4.7%		5.1%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of production revenues for the 2023 period decreased slightly compared to the same period in 2022, primarily due to a decrease in natural gas and natural gas liquids sales, which have a higher production tax rate.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes for the nine months ended September 30, 2023 as compared to the same period in 2022 increased by $23 million, partially due to recording $17 million in ad valorem taxes for properties acquired in the FireBird Acquisition and the Lario Acquisition and $6 million in ad valorem taxes related to new wells added between periods and changes in valuations on existing wells.

We expect production and ad valorem taxes to be approximately 7% of oil, natural gas and natural gas liquids revenue during 2023.

Gathering and Transportation Expense. The following table shows gathering and transportation expense for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering and transportation	$209	$1.73	$191	$1.82

The increase in gathering and transportation expenses for the nine months ended September 30, 2023 compared to the same period in 2022 is primarily attributable to the growth in production volumes discussed above. The rate per BOE decreased between periods, primarily due to the 2022 period including additional fees incurred on minimum volume commitments.

After giving effect to the divestiture of our oil gathering assets, we expect cash gathering and transportation expenses to range from approximately $269 million to $294 million in 2023.

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(In millions, except BOE amounts)	2023	2022
Depletion of proved oil and natural gas properties	$1,217	$908
Depreciation and amortization of other property and equipment	45	58
Other amortization	2	3
Asset retirement obligation accretion	13	10
Depreciation, depletion, amortization and accretion	$1,277	$979
Oil and natural gas properties depletion rate per BOE	$10.07	$8.66
Depreciation, depletion, amortization and accretion per BOE	$10.57	$9.33

The increase in depletion of proved oil and natural gas properties of $309 million for the nine months ended September 30, 2023 as compared to the same period in 2022 resulted largely from an increase in the depletion rate and production volumes resulting from the addition of leasehold costs, reserves and production from the FireBird Acquisition and the Lario Acquisition.

General and Administrative Expenses. The following table shows general and administrative expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$71	$0.59	$67	$0.64
Non-cash stock-based compensation	40	0.33	42	0.40
Total general and administrative expenses	$111	$0.92	$109	$1.04

The increase in general and administrative expenses for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to higher professional services costs in the current year.

Currently, we expect cash general and administrative expenses to range from approximately $90 million to $106 million and non-cash stock-based compensation to range from $49 million to $65 million, respectively, in 2023.

Other Operating Costs and Expenses. The following table shows the other operating costs and expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(In millions)	2023	2022
Merger and integration expenses	$11	$11
Other operating expenses	$113	$85

The increase in other operating expenses for the nine months ended September 30, 2023 compared to the same period in 2022 primarily resulted from additional midstream services expenses incurred for activity on leasehold acreage obtained in the FireBird Acquisition and Lario Acquisition.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(In millions)	2023	2022
Gain (loss) on derivative instruments, net	$(358)	$(677)
Net cash received (paid) on settlements(1)	$(62)	$(816)
(1)The nine months ended September 30, 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $138 million.

See Note 11—Derivatives of the condensed notes to the consolidated financial statements for further details regarding our derivative instruments.

Other Income (Expense). The following table shows other income and expenses for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(In millions)	2023	2022
Interest expense, net	$(138)	$(122)
Other income (expense), net	$69	$(3)
Gain (loss) on extinguishment of debt	$(4)	$(59)
Income (loss) from equity investments	$39	$56

The increase in net interest expense for the nine months ended September 30, 2023 compared to the same period in 2022, reflects (i) a net increase of $46 million in interest expense on our senior notes due primarily to $82 million in additional interest costs on senior notes issued in the fourth quarter of 2022, partially offset by the impact of retirements of various senior notes in 2023 and 2022, and (ii) a $14 million increase in interest expense on our and Viper’s revolving credit facilities due primarily to higher weighted average interest rates and borrowings to fund the cash portion of acquisitions and other corporate expenses. These increases were partially offset by a $34 million increase in capitalized interest costs, which reduce interest expense, and other insignificant reductions in interest income and the amortization of debt issuances costs and discounts.

Currently, we expect interest expense to range from approximately $180 million to $204 million in 2023.

Other income (expense), net for the nine months ended September 30, 2023 includes a $53 million gain on the sale of equity method investment in Gray Oak and $35 million gain on the sale of equity method investment in OMOG as discussed further in Note 4—Acquisitions and Divestitures to the condensed notes to the consolidated financial statements, partially offset by various other insignificant expenses.

Gain (loss) on extinguishment of debt reflects the difference between the carrying value and reacquisition price for the repurchase and redemption of various senior notes during 2023 and 2022.

See Note 7—Debt of the condensed notes to the consolidated financial statements for further details regarding outstanding borrowings.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(In millions)	2023	2022
Provision for (benefit from) income taxes	$648	$913

The change in our income tax provision for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to the decrease in pre-tax income resulting largely from the decline in revenues from oil, natural gas and natural gas liquids and was partially offset by the discrete income tax benefit recognized for the nine months ended September 30, 2022 related to a reduction in Viper’s valuation allowance against its deferred tax assets. See Note 10—Income Taxes of the condensed notes to the consolidated financial statements for further discussion of our income tax expense.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

Historically, our primary sources of liquidity have included cash flows from operations, proceeds from our public equity offerings, borrowings under our revolving credit facility, proceeds from the issuance of senior notes and sales of non-core assets. Our primary uses of capital have been for the acquisition, development and exploration of oil and natural gas properties. At September 30, 2023, we had approximately $2.3 billion of liquidity consisting of $680 million in standalone cash and cash equivalents and $1.6 billion available under our credit facility. As discussed below, our revised capital budget for 2023 is $2.66 billion to $2.70 billion. As of September 30, 2023, we have no debt maturities until 2026.

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

Cash Flow

Our cash flows for the nine months ended September 30, 2023 and 2022 are presented below:

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Net cash provided by (used in) operating activities	$4,296	$4,884
Net cash provided by (used in) investing activities	(1,859)	(1,952)
Net cash provided by (used in) financing activities	(1,771)	(3,570)
Net increase (decrease) in cash	$666	$(638)

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

The decrease in operating cash flows for the nine months ended September 30, 2023 compared to the same period in 2022 primarily resulted from (i) a decrease of $1.4 billion in total revenue, and (ii) an increase in our cash operating expenses of approximately $162 million. These were partially offset by (i) a reduction of $754 million in net cash paid on settlements of derivative contracts, (ii) a reduction of $365 million in cash paid for taxes, and (iii) fluctuations in other working capital balances due primarily to the timing of when collections were made on accounts receivable, including taxes receivable, and payments made on accounts payable. See “—Results of Operations” for discussion of significant changes in our revenues and expenses.

Investing Activities

The majority of our net cash used for investing activities during the nine months ended September 30, 2023 and 2022 was for drilling and completion costs in conjunction with our development program as well as the purchase of oil and gas properties including the Lario Acquisition. These cash outflows were partially offset by proceeds received from the divestitures of various oil and gas properties and other assets, which are discussed further in Note 4—Acquisitions and Divestitures of the condensed notes to the consolidated financial statements.

Capital Expenditure Activities

Our capital expenditures excluding acquisitions and equity method investments (on a cash basis) were as follows for the specified period:

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Drilling, completions and non-operated additions to oil and natural gas properties(1)	$1,826	$1,203
Infrastructure additions to oil and natural gas properties	122	124
Additions to midstream assets	104	69
Total	$2,052	$1,396
(1) See “—Recent Developments - Upstream Operations” above for additional detail on wells drilled and turned to production during the three and nine months ended September 30, 2023 and 2022.

Financing Activities

During the nine months ended September 30, 2023, net cash used in financing activities was primarily attributable to (i) $776 million of repurchases as part of the share and unit repurchase programs, (ii) $841 million of dividends paid to stockholders, (iii) $134 million paid for the retirement of principal outstanding on certain senior notes, and (iv) $84 million in distributions to non-controlling interest. These cash outflows were partially offset by an additional $98 million in borrowings under credit facilities, net of repayments.

During the nine months ended September 30, 2022, net cash used in financing activities was primarily attributable to (i) $1.9 billion paid for the repurchase, repayment and redemption of principal outstanding on certain senior notes, as well as $49 million of additional premiums paid in connection with the redemptions, (ii) $1.2 billion of dividends paid to stockholders, (iii) $904 million of repurchases as part of the share and unit repurchase programs, and (iv) $181 million in distributions to non-controlling interests. These cash outflows were partially offset by $750 million in proceeds from the 4.250% Senior Notes due March 15, 2052.

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

Revolving Credit Facilities and Other Debt Instruments

As of September 30, 2023, our debt, including the debt of Viper, consisted of approximately $6.1 billion in aggregate outstanding principal amount of senior notes, and $250 million in aggregate outstanding borrowings under revolving credit facilities.

As of September 30, 2023, the maximum credit amount available under our credit agreement was $1.6 billion, with no outstanding borrowings and $1.6 billion available for future borrowings. During the second quarter of 2023, we extended the maturity date of our revolving credit facility from June 2, 2027 to June 2, 2028, which further improved our long-term liquidity position.

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

Viper’s Credit Agreement

On September 22, 2023, Viper LLC entered into an eleventh and separately a twelfth amendment to its existing credit agreement, which among other things, (i) extended the maturity date from June 2, 2025, to September 22, 2028, (ii) maintained the maximum credit amount of $2.0 billion, (iii) increased the borrowing base from $1.0 billion to $1.3 billion upon consummation of the Viper Acquisition, (iv) increased the elected commitment amount from $750 million to $850 million, and (v) waived the automatic reduction of the borrowing base that would otherwise occur upon the consummation of the Viper 2031 Notes. The Viper credit agreement had $250 million of outstanding borrowings and $600 million available for future borrowings as of September 30, 2023.

Issuance of Viper 2031 Notes

On October 19, 2023, Viper completed the Viper 2031 Notes Offering of $400 million in aggregate principal amount of its 7.375% Senior Notes maturing on November 1, 2031. Through maturity, Viper expects to incur approximately $236 million in aggregate interest costs (approximately $30 million annually) for the Viper 2031 Notes.

For additional discussion of our outstanding debt as of September 30, 2023, see Note 7—Debt and Note 15—Subsequent Events of the condensed notes to the consolidated financial statements.

Capital Requirements

In addition to future operating expenses and working capital commitments discussed in —Results of Operations, our primary short and long-term liquidity requirements, excluding those of Viper, consist primarily of (i) capital expenditures, (ii) payments of principal and interest on our revolving credit agreements and senior notes, (iii) payments of other contractual obligations, and (iv) cash used to pay for dividends and repurchases of securities as discussed below.

2023 Capital Spending Plan

Our board of directors has approved a revised 2023 capital budget for drilling, midstream, infrastructure and environmental of approximately $2.66 billion to $2.70 billion, or the high end of our initial 2023 guidance range. We estimate that, of these expenditures, approximately:

•$2.37 billion to $2.39 billion will be spent primarily on drilling 340 to 350 gross (306 to 315 net) horizontal wells and completing 325 to 335 gross (305 to 315 net) horizontal wells across our operated and non-operated leasehold acreage in the Northern Midland and Southern Delaware Basins, with an average lateral length of approximately 11,000+ feet;

•Approximately $120 million to $130 million will be spent on midstream infrastructure, excluding equity method investments; and

•Approximately $170 million to $180 million will be spent on infrastructure and environmental expenditures, excluding the cost of any leasehold and mineral interest acquisitions.

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

Return of Capital Commitment

Currently, our board of directors has approved a return of capital commitment of at least 75% of free cash flow to our shareholders through repurchases under our share repurchase program, base dividends and variable dividends. The remainder of our free cash flow will be used primarily to reduce debt. On November 2, 2023, our board of directors declared a combined base and variable dividend for the third quarter of 2023 of $3.37 per share of common stock.

Free cash flow is a non-GAAP financial measure. As used by us, free cash flow is defined as cash flow from operating activities before changes in working capital in excess of cash capital expenditures and other adjustments as determined by us. We believe that free cash flow is useful to investors as it provides a measure to compare both cash flow from operating activities and additions to oil and natural gas properties across periods on a consistent basis.

As of November 3, 2023, we have repurchased 18.4 million shares of our common stock for a total cost of $2.3 billion since the inception of the stock repurchase program, excluding excise tax. We intend to continue to purchase shares under this repurchase program opportunistically with available funds primarily from cash flow from operations and liquidity events such as the sale of assets while maintaining sufficient liquidity to fund our capital expenditure programs, however, the stock repurchase program is at the discretion of our board of directors and can be amended, terminated or suspended at any time. See Note 8—Stockholders' Equity and Earnings (Loss) Per Share of the condensed notes to the consolidated financial statements.

Other Commitments

We and Five Point currently anticipate collectively contributing $500 million in follow-on capital to fund future Deep Blue growth projects and acquisitions.

Income Taxes

We expect our cash tax rate to be 15% to 17% of pre-tax income for the year ended December 31, 2023. See Note 10—Income Taxes of the condensed notes to the consolidated financial statements.

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

The following tables present summarized financial information for Diamondback Energy, Inc., as the parent, and Diamondback E&P, as the guarantor subsidiary, on a combined basis after elimination of (i) intercompany transactions and balances between the parent and the guarantor subsidiary, and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor. The information is presented in accordance with the requirements of Rule 13-01 under the SEC’s Regulation S-X. The financial information may not necessarily be indicative of results of operations or financial position had the guarantor subsidiary operated as an independent entity.

	September 30, 2023	December 31, 2022
Summarized Balance Sheets:	(In millions)
Assets:
Current assets	$1,490	$1,191
Property and equipment, net	$20,482	$18,252
Other noncurrent assets	$30	$164
Liabilities:
Current liabilities	$1,966	$1,547
Intercompany accounts payable, non-guarantor subsidiary	$2,102	$2,253
Long-term debt	$5,540	$5,647
Other noncurrent liabilities	$2,686	$2,509

Nine Months Ended September 30, 2023
Summarized Statement of Operations:	(In millions)
Revenues	$5,251
Income (loss) from operations	$2,737
Net income (loss)	$1,719

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Our major market risk exposure in our exploration and production business is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years. Although demand and market prices for oil and natural gas have recently increased, we cannot predict events, including the outcome of the war in Ukraine and Israel-Hamas war, rising interest rates, global supply chain disruptions, a potential economic downturn or recession that may lead to future price volatility and the near term energy outlook remains subject to heightened levels of uncertainty. Further, the prices we receive for production depend on many other factors outside of our control.

We use derivatives, including swaps, basis swaps, roll swaps, costless collars, puts and basis puts, to reduce price volatility associated with certain of our oil and natural gas sales.

At September 30, 2023, we had a net liability derivative position of $105 million, related to our commodity price risk derivatives. Utilizing actual derivative contractual volumes under our commodity price derivatives as of September 30, 2023, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position by $11 million to $116 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability position by $19 million to $86 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument. For additional information on our open commodity derivative instruments at September 30, 2023, see Note 11—Derivatives of the condensed notes to the consolidated financial statements.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are due to the concentration of receivables from the sale of our oil and natural gas production (approximately $789 million at September 30, 2023), and to a lesser extent, receivables resulting from joint interest and other receivables (approximately $133 million at September 30, 2023).

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facilities and changes in the fair value of our fixed rate debt. Outstanding borrowings under the credit agreement bear interest at a per annum rate elected by Diamondback E&P. At September 30, 2023, the applicable margin ranges from 0.125% to 1.000% per annum in the case of the alternate base rate, and from 1.125% to 2.000% per annum in the case of Adjusted Term SOFR, in each case based on the pricing level. The pricing level depends on certain rating agencies’ ratings of our long-term senior unsecure debt. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows. For additional information on our variable interest rate debt at September 30, 2023, see Note 7—Debt of the condensed notes to the consolidated financial statements.

Historically, we have at times used interest rates swaps to manage our exposure to (i) interest rate changes on our floating-rate date, and (ii) fair value changes on our fixed rate debt. At September 30, 2023, we have interest rate swap agreements for a notional amount of $1.2 billion to manage the impact of changes to the fair value of our fixed rate senior notes due to changes in market interest rates through December 2029. We pay an average variable rate of interest for these swaps based on three month SOFR plus 2.1865% and receive a fixed interest rate of 3.50% from our counterparties. At September 30, 2023, our receive-fixed, pay-variable interest rate swaps were in a net liability position of $231 million, and the weighted average variable rate was 6.69%. For additional information on our interest rate swaps, see Note 11—Derivatives of the condensed notes to the consolidated financial statements.

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

As of September 30, 2023, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2023, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common stock repurchase activity for the three months ended September 30, 2023 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(3)(4)
	($ In millions, except per share amounts, shares in thousands)
July 1, 2023 - July 31, 2023	398	$136.40	398	$1,764
August 1, 2023 - August 31, 2023	10	$145.17	9	$1,763
September 1, 2023 - September 30, 2023	—	$—	—	$1,763
Total	408	$136.61	407
(1)Includes 981 shares of common stock repurchased from executives in order to satisfy tax withholding requirements. Such shares are cancelled and retired immediately upon repurchase.
(2)The average price paid per share includes any commissions paid to repurchase stock.
(3)On July 28, 2022, our board of directors approved an increase in our common stock repurchase program from $2.0 billion to $4.0 billion, excluding excise tax. The stock repurchase program has no time limit and may be suspended, modified, or discontinued by the board of directors at any time.
(4)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

ITEM 5. OTHER INFORMATION

On August 21, 2023, Travis D. Stice, the Company's Chief Executive Officer and Chairman of the board of directors of the Company, adopted a trading plan intended to satisfy Rule 10b5-1(c), as amended. The plan relates to the sale of up to 90,000 shares of common stock between November 22, 2023 and November 22, 2024. The shares covered by this plan include shares of common stock which will be acquired upon (i) the exercise of any employee stock options, and (ii) vesting of restricted stock units, including the net settlement of such restricted stock units to satisfy tax withholding obligations.

None of the Company’s other directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of May 15, 2022, by and among Diamondback Energy, Inc., Rattler Midstream GP LLC, Bacchus Merger Sub Company and Rattler Midstream LP (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K (File 001-38919) filed on May 16, 2022).

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

4.3
Letter Agreement, dated as of April 27, 2021, by and among the Company, Guidon Operating LLC and Guidon Energy Holdings LP relating to the Registration Rights Agreement referenced as Exhibit 4.3 hereto (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File No. 333-255731, filed by the Company with the SEC on May 3, 2021).

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

10.2
Eleventh Amendment to Amended and Restated Senior Secured Revolving Credit Agreement dated as of September 22, 2023, by and among Viper Energy Partners LLC, as borrower, Viper Energy Partners LP, as parent guarantor, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of Viper’s Current Report on Form 8-K (File No. 001-36505) filed on September 28, 2023).

10.3
Twelfth Amendment to Amended and Restated Senior Secured Revolving Credit Agreement dated as of September 22, 2023, by and among Viper Energy Partners LLC, as borrower, Viper Energy Partners LP, as parent guarantor, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 of Viper’s Current Report on Form 8-K (File No. 001-36505) filed on September 28, 2023).

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statements.

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

DIAMONDBACK ENERGY, INC.

Date:	November 8, 2023	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2023	/s/ Kaes Van’t Hof
Kaes Van’t Hof
Chief Financial Officer
(Principal Financial Officer)