Form 10-K
period 2023-12-31
Diamondback Energy, Inc.
filed 2024-02-22
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2023 was approximately $23.4 billion.
As of February 16, 2024, 178,446,583 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Diamondback Energy, Inc.’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

DIAMONDBACK ENERGY, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

i

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and natural gas industry terms used in this Annual Report on Form 10-K, which we refer to as this Annual Report or this report:

3-D seismic	Geophysical data that depict the subsurface strata in three dimensions. 3-D seismic typically provides a more detailed and accurate interpretation of the subsurface strata than 2-D, or two-dimensional, seismic.
Argus WTI Houston	Grade of oil that serves as a benchmark price for oil at Houston, Texas.
Argus WTI Midland	Grade of oil that serves as a benchmark price for oil at Midland, Texas.
Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BO	One barrel of crude oil.
BO/d	One BO per day.
BOE	One barrel of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	Barrels of oil equivalent per day.
Brent	A major trading classification of light sweet oil that serves as a benchmark price for oil worldwide.
British Thermal Unit or BTU	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
Condensate	Liquid hydrocarbons associated with the production that is primarily natural gas.
Crude oil	Liquid hydrocarbons retrieved from geological structures underground to be refined into fuel sources.
Developed acreage	Acreage assignable to productive wells.
Development costs	Capital costs incurred in the acquisition, exploitation and exploration of proved oil and natural gas reserves.
Differential	An adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas.
Dry hole or dry well	A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.
Estimated Ultimate Recovery or EUR	Estimated ultimate recovery is the sum of reserves remaining as of a given date and cumulative production as of that date.
Exploitation	A development or other project which may target proven or unproven reserves (such as probable or possible reserves), but which generally has a lower risk than that associated with exploration projects.
Field	An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.
Finding and development costs	Capital costs incurred in the acquisition, exploitation and exploration of proved oil and natural gas reserves divided by proved reserve additions and revisions to proved reserves.
Fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock typically by injecting a fluid under pressure through a wellbore and into the targeted formation.
Gross acres or gross wells	The total acres or wells, as the case may be, in which a working interest is owned.
Henry Hub	Natural gas gathering point that serves as a benchmark price for natural gas futures on the NYMEX.
Horizontal drilling	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle with a specified interval.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbls	One thousand barrels of crude oil or other liquid hydrocarbons.
MBO	One thousand barrels of crude oil.
MBO/d	One thousand barrels of crude oil per day.
MBOE	One thousand barrels of crude oil equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
MBOE/d	One thousand BOE per day.
Mcf	One thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	One million British Thermal Units.

MMcf	Million cubic feet of natural gas.
MMcf/d	Million cubic feet of natural gas per day.
Net acres or net wells	The sum of the fractional working interest owned in gross acres.
Net revenue interest	An owner’s interest in the revenues of a well after deducting proceeds allocated to royalty and overriding interests.
Net royalty acres	Gross acreage multiplied by the average royalty interest.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
Play	A set of discovered or prospective oil and/or natural gas accumulations sharing similar geologic, geographic and temporal properties, such as source rock, reservoir structure, timing, trapping mechanism and hydrocarbon type.
Plugging and abandonment	Refers to the sealing off of fluids in the strata penetrated by a well so that the fluids from one stratum will not escape into another or to the surface. Regulations of all states require plugging of abandoned wells.
PUD	Proved undeveloped reserves.
Productive well	A well that is found to be mechanically capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.
Prospect	A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercial hydrocarbons.
Proved developed reserves	Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
Proved reserves	The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.
Proved undeveloped reserves	Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.
Recompletion	The process of re-entering an existing wellbore that is either producing or not producing and completing new reservoirs in an attempt to establish or increase existing production.
Reserves	Reserves are estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or crude oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
Resource play	A set of discovered or prospective oil and/or natural gas accumulations sharing similar geologic, geographic and temporal properties, such as source rock, reservoir structure, timing, trapping mechanism and hydrocarbon type.
Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development, which may be subject to expiration.
Spacing	The distance between wells producing from the same reservoir. Spacing is often expressed in terms of acres (e.g., 40-acre spacing) and is often established by regulatory agencies.
Tight formation	A formation with low permeability that produces natural gas with very low flow rates for long periods of time.
Undeveloped acreage	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil and natural gas regardless of whether such acreage contains proved reserves.
Waha Hub	Natural gas gathering point that serves as a benchmark price for natural gas at western Texas and New Mexico.
Working interest	An operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.
WTI	West Texas Intermediate, a light sweet blend of oil produced from fields in western Texas and is a grade of oil that serves as a benchmark for oil on the NYMEX.
WTI Cushing	Grade of oil that serves as a benchmark price for oil at Cushing, Oklahoma.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms that are used in this Annual Report:

ASU	Accounting Standards Update.
Company	Diamondback Energy, Inc., a Delaware corporation, together with its subsidiaries.
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act (HR 4173).
EPA	U.S. Environmental Protection Agency.
Equity Plan	The Company’s 2021 Amended and Restated Equity Incentive Plan.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board.
FERC	Federal Energy Regulatory Commission.
GAAP	Accounting principles generally accepted in the United States.
LIBOR	The London interbank offered rate.
Nasdaq	The Nasdaq Global Select Market.
NYMEX	New York Mercantile Exchange.
Rattler	Rattler Midstream LP, a Delaware limited partnership and a wholly owned subsidiary of the Company since 2022.
Rattler’s GP	Rattler Midstream GP LLC, a Delaware limited liability company; the general partner of Rattler Midstream LP and a wholly owned subsidiary of the Company.
Rattler LLC	Rattler Midstream Operating LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company since 2022.
Ryder Scott	Ryder Scott Company, L.P.
S&P 500	Standard and Poor’s 500 index.
SEC	United States Securities and Exchange Commission.
SEC Prices	Unweighted arithmetic average oil and natural gas prices as of the first day of the month for the most recent 12 months as of the balance sheet date.
Securities Act	The Securities Act of 1933, as amended.
Guaranteed Senior Notes	The outstanding senior notes issued by Diamondback Energy, Inc. under indentures where Diamondback E&P is the sole guarantor, consisting of the 3.250% Senior Notes due 2026, 3.500% Senior Notes due 2029, 3.125% Senior Notes due 2031, 6.250% Senior Notes due 2033, 4.400% Senior Notes due 2051, 4.250% Senior Notes due 2052 and 6.250% Senior Notes due 2053.
SOFR	The secured overnight financing rate.
TSR	Total stockholder return of the Company’s common stock.
Viper	Viper Energy, Inc.
Viper LLC	Viper Energy Partners LLC, a Delaware limited liability company and a subsidiary of Viper.
Viper Notes	The outstanding senior notes issued by Viper Energy, Inc. under indentures where Viper Energy, Inc. is the sole guarantor, consisting of the 5.375% Senior Notes due 2027 and the 7.375% Senior Notes due 2031.
Wells Fargo	Wells Fargo Bank, National Association.
XOP	Standard and Poor’s Oil and Gas Exploration and Production industry index.

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
•changes in general economic, business or industry conditions, including changes in foreign currency exchange rates interest rates, and inflation rates, instability in the financial sector and concerns over a potential economic downturn or recession;
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
•challenges with employee retention and an increasingly competitive labor market due;
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
•lack of, or disruption in, access to adequate and reliable transportation, processing, storage and other facilities for our oil, natural gas, and natural gas liquids;
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
•changes in our credit rating;
•risks related to the pending Endeavor Acquisition (as defined below); and
•the other risk and factors discussed in this report.

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

At December 31, 2023, our total acreage position in the Permian Basin was approximately 607,877 gross (493,769 net) acres, which consisted primarily of 428,324 gross (349,707 net) acres in the Midland Basin and 174,828 gross (143,742 net) acres in the Delaware Basin.

In addition, our publicly traded subsidiary Viper Energy, Inc., which we refer to as Viper, owns mineral interests primarily in the Permian Basin. We own approximately 56% of Viper’s outstanding shares of common stock.

As of December 31, 2023, our estimated proved oil and natural gas reserves were 2,177,761 MBOE (which includes estimated reserves of 179,249 MBOE attributable to the mineral interests owned by Viper). As of December 31, 2023, approximately 69% are classified as proved developed producing. Proved undeveloped, or PUD, reserves included in this estimate are from 802 gross (719 net) horizontal well locations in which we have a working interest. As of December 31, 2023, our estimated proved reserves were approximately 53% oil, 23% natural gas and 24% natural gas liquids.

Significant Recent Acquisitions and Divestitures

GRP Acquisition

On November 1, 2023, Viper acquired certain mineral and royalty interests from Royalty Asset Holdings, LP, Royalty Asset Holdings II, LP and Saxum Asset Holdings, LP and affiliates of Warwick Capital Partners and GRP Energy Capital (collectively, “GRP”), pursuant to a definitive purchase and sale agreement in exchange for approximately 9.02 million Viper common units and $760 million in cash consideration, including transaction costs and subject to customary post-closing adjustments (the “GRP Acquisition”). The mineral and royalty interests acquired included 4,600 net royalty acres in the Permian Basin, plus an additional 2,700 net royalty acres in other major basins.

Deep Blue Formation and Divestiture of Deep Blue Water Assets

On September 1, 2023, we closed on a joint venture agreement with Five Point Energy LLC (“Five Point”) to form Deep Blue Midland Basin LLC (“Deep Blue”). At closing, we contributed certain treated water, fresh water and saltwater disposal assets (the “Deep Blue Water Assets”) with a net carrying value of $692 million in exchange for $516 million in cash consideration and a 30% equity ownership and voting interest in Deep Blue and certain contingent consideration.

Lario Acquisition

On January 31, 2023, we closed on the acquisition of all leasehold interests and related assets of Lario Permian, LLC, a wholly owned subsidiary of Lario Oil and Gas Company, and certain associated sellers (collectively “Lario”), which included approximately 25,000 gross (16,000 net) acres in the Midland Basin and certain related oil and gas assets (the “Lario Acquisition”) in exchange for 4.33 million shares of our common stock and $814 million in cash consideration, including certain customary post-closing adjustments.

See Note 4—Acquisitions and Divestitures in Item 8. Financial Statements and Supplementary Data of this report for additional discussion of our acquisitions and divestitures during 2023.

Pending Endeavor Acquisition

On February 11, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Eclipse Merger Sub I, LLC, Eclipse Merger Sub II, LLC, Endeavor Manager, LLC (solely for purposes of certain sections set forth therein), and Endeavor Parent, LLC (“Endeavor”) to acquire Endeavor (the “Endeavor Acquisition”) for consideration consisting of a base cash amount of $8.0 billion, subject to adjustments under the terms of the Merger Agreement, and approximately 117.27 million shares of our common stock. The Endeavor Acquisition is expected to close in the fourth quarter of 2024, subject to the satisfaction or waiver of customary closing conditions, including the approval of the issuance of our common stock in the Endeavor Acquisition by our stockholders and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. As a result of the Endeavor Acquisition, Endeavor’s equityholders who receive shares of our common stock in the Endeavor Acquisition (the “Endeavor Stockholders”) are expected to hold, at closing, approximately 39.5% of our outstanding common stock.

The Merger Agreement provides that at the closing of the Endeavor Acquisition, we will enter into an agreement with the Endeavor Stockholders (the “Stockholders Agreement”), which will provide the Endeavor Stockholders with certain director nomination rights, consent rights over certain actions by us and certain shelf, demand and piggyback registration rights. The Endeavor Stockholders will also be subject to certain standstill, voting and transfer restrictions under the Stockholders Agreement.

The foregoing descriptions of the Merger Agreement and the Stockholders Agreement do not purport to be complete and are qualified in their entirety by reference to the actual terms of the Merger Agreement and form of the Stockholders Agreement, copies of which are included hereto as Exhibits 2.3 and 99.3, respectively, and incorporated herein by reference.

See Note 16—Subsequent Events in Item 8. Financial Statements and Supplementary Data and Item 1A. Risk Factors of this report for additional discussion of the Endeavor Acquisition and related risks.

Our Business Strategy

Our business strategy includes the following:

•Exercise Capital Discipline. During 2023, we continued building on our execution track record, generating free cash flow while keeping capital costs under control. Our efficiency gains, particularly in the Midland Basin drilling and completion programs, enabled us to mitigate certain inflationary pressures on variable well costs, which led to a total capital expenditure amount of $2.7 billion, consistent with our guidance presented in November 2023. We expect to continue to exercise capital discipline and plan to spend between $2.30 billion and $2.55 billion in 2024, with the goal of maintaining flat production throughout the year with less capital and activity than 2023. This capital range accounts for the inflationary pressures we expect to see in 2024.

•Focus on low cost development strategy and continuous improvement in operational, capital allocation and cost efficiencies. Our acreage position is generally in contiguous blocks which allows us to develop this acreage efficiently with a “manufacturing” strategy that takes advantage of economies of scale and uses centralized production and fluid handling facilities. We are the operator of approximately 98% of our acreage, which allows us to efficiently manage our operating costs, pace of development activities and the gathering and marketing of our production. Our average 81% working interest in our acreage allows us to realize the majority of the benefits of these activities and cost efficiencies.

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

•Maintain financial flexibility. We seek to maintain a conservative financial position. As of December 31, 2023, Diamondback had $556 million of standalone cash and cash equivalents and our borrowing base was set at $1.6 billion, which was fully available for future borrowings. As of December 31, 2023, Viper had $26 million of cash and cash equivalents, $263 million in outstanding borrowings and $587 million available for future borrowings under its revolving credit facility.

•Deliver on our commitment to environmental, social and governance (“ESG”) performance. We are committed to the safe and responsible development of our resources in the Permian Basin. Our approach to ESG is evidenced through our commitment to people, safety, environmental responsibility, community and sound governance practices. In September 2022, we announced our medium-term goal to reduce Scope 1 and Scope 2 greenhouse gas (“GHG”) intensity by at least 50%, from 2020 levels by 2030.

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

•Multi-year drilling inventory in one of North America’s leading oil resource plays. We have identified a multi-year inventory of potential drilling locations for our oil-weighted reserves that we believe provides attractive growth and return opportunities. At an assumed economic price of approximately $50.00 per Bbl WTI, we currently have approximately 7,905 gross (5,826 net) identified potential horizontal drilling locations on our acreage, based on our evaluation of applicable geologic and engineering data. These gross identified economic potential horizontal locations have an average lateral length of approximately 9,407 feet, with the actual length depending on lease geometry and other considerations. These locations exist across most of our acreage blocks and in multiple horizons. The ultimate inter-well spacing at these locations may vary due to different factors, which would result in a higher or lower location count. In addition, we have approximately 5,596 square miles of proprietary 3-D seismic data covering our acreage. This data facilitates the evaluation of our existing drilling inventory and provides insight into future development activity, including additional horizontal drilling opportunities and strategic leasehold acquisitions.

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

Our Properties

Location and Land

The Permian Basin area covers a significant portion of western Texas and eastern New Mexico and is considered one of the major producing basins in the United States. As of December 31, 2023, our total acreage position in the Permian Basin was approximately 607,877 gross (493,769 net) acres, which consisted primarily of 428,324 gross (349,707 net) acres in the Midland Basin and 174,828 gross (143,742 net) acres in the Delaware Basin. In addition, our publicly traded subsidiary Viper owns mineral interests underlying approximately 1,197,638 gross acres (34,217 net) royalty acres in the Permian Basin. Approximately 49% of these net royalty acres are operated by us.

We have been developing multiple pay intervals primarily in the Permian Basin through horizontal drilling and believe that there are opportunities to target additional intervals throughout the stratigraphic column. We believe our significant experience drilling, completing and operating horizontal wells will allow us to efficiently develop our remaining inventory and ultimately target other horizons that have limited development to date. The following table presents horizontal producing wells in which we have a working interest as of December 31, 2023:

Basin	Number of Horizontal Wells
Midland	2,455
Delaware	860
Other	41
Total(1)	3,356
(1) Of these 3,356 total horizontal producing wells, we are the operator of 2,950 wells and have a non-operated working interest in 406 additional wells.

The following table presents the average number of days in which we were able to drill our horizontal wells to total depth specified below during the year ended December 31, 2023:

Average Days to Total Depth
Midland Basin
7,500 foot lateral	7
10,000 foot lateral	10
13,000 foot lateral	12
15,000 foot lateral	12
Delaware Basin
7,500 foot lateral	17
10,000 foot lateral	17
13,000 foot lateral	20
15,000 foot lateral	18

Further advances in drilling and completion technology may result in economic development of zones that are not currently viable.

Equity Method Investments

As of December 31, 2023, we owned interests in the following significant equity method investments:

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

•a 25% equity interest in Remuda Midstream Holdings LLC, which we refer to as the WTG joint venture, which owns and operates an interconnected gas gathering system and seven major gas processing plants servicing the Midland Basin with 1,300 MMcf/d of total processing capacity with additional gas gathering and processing expansions planned.
•a 10% equity interest in BANGL LLC, which we refer to as the BANGL joint venture. The BANGL pipeline, which began full commercial service in the fourth quarter of 2021, provides NGL takeaway capacity from the MPLX and WTG gas processing plants in the Permian Basin to the NGL fractionation hub in Sweeny, Texas and has expansion capacity of up to 300,000 Bbl/d.
•a 30% equity interest in Deep Blue, which owns and operates an integrated midstream water infrastructure network with over 800 miles of gathering and redelivery pipelines for gathering, transport, disposal and reuse throughout the Midland Basin. Deep Blue has approximately 2,000,000 Bbl/d of produced water capacity and approximately 66,000,000 Bbl/d of water storage capacity.

For additional information regarding our equity method investments as of December 31, 2023, see Note 7—Equity Method Investments and Related Party Transactions in Item 8. Financial Statements and Supplementary Data of this report.

Area History

Our proved reserves are located in the Permian Basin of West Texas, in particular in the Clearfork, Spraberry, Bone Spring, Wolfcamp, Strawn, Atoka, Barnett and Woodford formations. The Spraberry play was initiated with production from several new field discoveries in the late 1940s and early 1950s. It was eventually recognized that a regional productive trend was present, as fields were extended and coalesced over a broad area in the central Midland Basin. Development in the Spraberry play was sporadic over the next several decades due to typically low productive rate wells, with economics being dependent on oil prices and drilling costs.

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

By mid-2010, approximately half of the rigs active in the Permian Basin were drilling wells in the Permian Spraberry, Dean and Wolfcamp formations, which we collectively refer to as the Wolfberry play. Since then, we and most other operators are almost exclusively drilling horizontal wells in the development of unconventional reservoirs in the Permian Basin. As of December 31, 2023, we held working interests in 6,156 gross (5,342 net) producing wells and only royalty interests in 14,696 additional wells.

Geology

The greater Permian Basin formed as an area of rapid Pennsylvanian-Permian subsidence in response to dynamic structural influence of the Marathon Uplift and Ancestral Rockies. It is one of the most productive sedimentary basins in the U.S., with established oil and natural gas production from several stacked reservoirs of varying age ranges, most notably Permian aged sediments. In particular, the Permian aged Wolfcamp, Spraberry and Bone Spring Formations have been heavily targeted for several decades. First, through vertical commingling of these zones and, more recently, through horizontal exploitation of each individual horizon. Prior to deposition of the Wolfcamp, Spraberry and Bone Spring Formations, the area of the present-day Permian Basin was a continuous sedimentary feature called the Tabosa Basin. During this time, Ordovician, Silurian, Devonian and Mississippian sediments were laid down in a primarily open marine, shelf setting. However, some time frames saw more restrictive settings that lead to deposits of organically rich mudstone such as the Devonian Woodford and Mississippian Barnett. These formations are important sources and, more recently, reservoirs within the present-day Greater Permian Basin.

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

We have successfully developed several hybrid reservoir intervals within the Clearfork, Spraberry/Bone Spring, Wolfcamp, Barnett and Woodford formations since we began horizontal drilling in 2012. The mudstones and some clastics exhibit low permeabilities which necessitate the need for hydraulic fracture stimulation to unlock the vast storage of hydrocarbons in these targets.

We possess, or are in the process of acquiring, 3-D seismic data over substantially all of our major asset areas. Our extensive geophysical database currently includes approximately 5,596 square miles of 3-D data. This data will continue to be utilized in the development of our horizontal drilling program and identification of additional resources to be exploited.

Recent and Future Activity

During 2024, we expect to drill an estimated 265 to 285 gross (244 to 263 net) operated horizontal wells and complete an estimated 300 to 320 gross (273 to 291 net) operated horizontal wells on our acreage. We currently estimate that our capital expenditures in 2024 will be between $2.30 billion and $2.55 billion, consisting of $2.10 billion to $2.33 billion for horizontal drilling and completions including non-operated activity and capital workovers, $200 million to $220 million for infrastructure and midstream investments, excluding joint venture investments and the cost of any leasehold and mineral interest acquisitions. During the year ended December 31, 2023, we drilled 350 gross (315 net) and completed 310 gross (289 net) operated horizontal wells and incurred capital expenditures for drilling, completing and equipping wells and infrastructure additions to oil and natural gas properties of $2.6 billion. In addition, we spent $119 million for oil and natural gas midstream assets.

We were operating 15 drilling rigs and four completion crews at December 31, 2023 and currently intend to operate between 12 and 15 rigs and three and four completion crews on average in 2024. We will continue monitoring the ongoing commodity price environment and expect to retain the financial flexibility to adjust our drilling and completion plans in response to market conditions.

Oil and Natural Gas Data

Proved Reserves

Evaluation and Review of Reserves

The estimated reserves as of December 31, 2023 and 2022 are based on reserve estimates prepared by our internal reservoir engineers and audited by Ryder Scott, an independent petroleum engineering firm. Our historical reserve estimates as of December 31, 2021 were prepared by Ryder Scott. The internal and external technical persons responsible for preparing or auditing our proved reserve estimates meet the requirements with regards to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Ryder Scott is a third-party engineering firm and does not own an interest in any of our properties and is not employed by us on a contingent basis. The purpose of Ryder Scott’s audits was to provide additional assurance on the reasonableness of internally prepared reserve estimates and covered 100% of our total proved reserves for 2023 and 2022.

Under SEC rules, proved reserves are those quantities of oil and natural gas that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2023 were estimated using a deterministic method.

The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and natural gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (i) performance-based methods, (ii) volumetric-based methods and (iii) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. In general, our proved producing reserves attributable to producing wells were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis, which utilized extrapolations of available historical production and pressure data. In certain cases where there was inadequate historical performance data to establish a definitive trend and where the use of production performance data as a basis for the estimates was considered to be inappropriate, the proved producing reserves were estimated by analogy, or a combination of performance and analogy methods. The analogy method was used where there was inadequate historical performance data to establish a definitive trend and where the use of production performance data as a basis for the reserve estimates was considered to be inappropriate. All proved developed non-producing and undeveloped reserves were estimated by the analogy method.

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

The process of estimating oil, natural gas and natural gas liquids reserves is complex and requires significant judgment, as discussed in Item 1A. Risk Factors and Item 7. Management Discussion and Analysis—Critical Accounting Estimates of this report. As a result, we maintain an internal staff of petroleum engineers and geoscience professionals that have an internal control process to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves. Our internal technical staff met with our independent reserve auditor periodically during their audit of the period covered by the reserve reports to discuss the assumptions and methods used in our proved reserve estimation process. As part of the audit process, we provide historical information to the independent reserve engineers for our properties such as ownership interest, oil and natural gas production, well test data, commodity prices and operating and development costs.

The Executive Vice President and Chief Engineer is primarily responsible for overseeing the preparation of all our reserve estimates and overseeing communications with our independent reserve auditor. The Executive Vice President and Chief Engineer is a petroleum engineer with over 20 years of reservoir and operations experience and our geoscience staff has an average of approximately 15 years of industry experience per person. Our technical staff uses historical information for our properties such as ownership interest, oil and natural gas production, well test data, commodity prices and operating and development costs. Ryder Scott performed an independent analysis during its audit of our estimated reserves for 2023 and any differences were reviewed with our Executive Vice President and Chief Engineer. For 2023, our reserve auditor’s estimates of our proved reserves did not materially differ from our estimates by more than the established audit tolerance guidelines of ten percent.

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
•direct reporting responsibilities by our Executive Vice President and Chief Engineer to our Executive Vice President—Operations;
•prior to finalizing the reserve report, a review of our preliminary proved reserve estimates by our Chief Executive Officer, President and Chief Financial Officer, Executive Vice President and Chief Operating Officer, Executive Vice President and Chief Engineer and our primary reserves engineers takes place on an annual basis;
•review of our proved reserve estimates by our Audit Committee with our executive team and Ryder Scott on an annual basis;
•verification of property ownership by our land department; and
•no employee’s compensation is tied to the amount of reserves booked.

For estimates and further discussion of our proved developed and proved undeveloped reserves, see Note 18—Supplemental Information on Oil and Natural Gas Operations in Item 8. Financial Statements and Supplementary Data of this report.

Potential Drilling Locations

We have identified a multi-year inventory of potential drilling locations for our oil-weighted reserves that we believe provides attractive growth and return opportunities. At an assumed price of approximately $50.00 per Bbl WTI, we currently have approximately 7,905 gross (5,826 net) identified economic potential horizontal drilling locations on our acreage based on our evaluation of applicable geologic and engineering data.

The following table presents the number of gross identified economic potential horizontal drilling locations by basin:

Number of Identified Economic Potential Horizontal Drilling Locations
Midland Basin
Lower Spraberry(1)	899
Middle Spraberry(1)	944
Wolfcamp A(2)	565
Wolfcamp B(2)	694
Other	2,150
Total Midland Basin	5,252
Delaware Basin
2nd Bone Springs(3)	582
3rd Bone Springs(3)	836
Wolfcamp A(3)	294
Wolfcamp B(3)	530
Other	411
Total Delaware Basin	2,653
Total	7,905
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

Oil and Natural Gas Production and Price History

The following tables set forth information regarding our net production of oil, natural gas and natural gas liquids by basin for the fields containing 15% or more along with other production from fields containing less than 15% of our total proved reserves:

	Midland Basin	Delaware Basin	Other(1)(2)	Total
Production Data:
Year Ended December 31, 2023
Oil (MBbls)	75,859	20,246	71	96,176
Natural gas (MMcf)	140,721	57,129	267	198,117
Natural gas liquids (MBbls)	25,899	8,296	22	34,217
Total (MBOE)	125,212	38,064	138	163,413

Year Ended December 31, 2022
Oil (MBbls)	58,803	22,681	132	81,616
Natural gas (MMcf)	116,579	59,338	459	176,376
Natural gas liquids (MBbls)	20,800	9,016	64	29,880
Total (MBOE)	99,033	41,587	273	140,892

Year Ended December 31, 2021
Oil (MBbls)	52,112	25,672	3,738	81,522
Natural gas (MMcf)	96,083	66,034	7,289	169,406
Natural gas liquids (MBbls)	17,010	8,749	1,487	27,246
Total (MBOE)	85,136	45,427	6,440	137,002
(1)Production data includes Rockies and High Plains for the years ended December 31, 2023, 2022 and 2021, and Eagle Ford Shale through October 1, 2022, the effective date on which it was divested.
(2)Production data includes Eagle Ford Shale, Appalachia, Barnett, Denver-Julesburg, Mid-Con, and Williston beginning November 1, 2023, the effective date on which the properties were acquired.

The following table sets forth certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Average Prices:
Oil ($ per Bbl)	$75.68	$93.85	$66.19
Natural gas ($ per Mcf)	$1.32	$4.86	$3.36
Natural gas liquids ($ per Bbl)	$20.08	$35.07	$28.70
Combined ($ per BOE)	$50.35	$67.90	$49.25

Oil, hedged ($ per Bbl)(1)	$74.72	$86.76	$52.56
Natural gas, hedged ($ per Mcf)(1)	$1.48	$4.12	$2.39
Natural gas liquids, hedged ($ per Bbl)(1)	$20.08	$35.07	$28.33
Average price, hedged ($ per BOE)(1)	$49.98	$62.85	$39.87

Average Costs per BOE:
Lease operating expenses	$5.34	$4.63	$4.12
Production and ad valorem taxes	3.21	4.34	3.10
Gathering, processing and transportation expense	1.76	1.83	1.55
General and administrative - cash component	0.59	0.63	0.69
Total operating expense - cash	$10.90	$11.43	$9.46

General and administrative - non-cash component	$0.33	$0.39	$0.37
Depreciation, depletion, amortization and accretion per BOE	10.68	9.54	9.31
Interest expense, net	1.07	1.13	1.45
Merger and integration expense	0.07	0.10	0.57
Total operating expense - non-cash	$12.15	$11.16	$11.70

Production Costs(2)	$7.10	$6.46	$5.67
(1)Hedged prices reflect the effect of our commodity derivative transactions on our average sales prices and include gains and losses on cash settlements for matured commodity derivatives, which we do not designate for hedge accounting. Hedged prices exclude gains or losses resulting from the early settlement of commodity derivative contracts.
(2)Average production costs exclude production and ad valorem taxes.

Wells Drilled and Completed in 2023

The following table sets forth the total number of operated horizontal wells drilled and completed during the year ended December 31, 2023:

	Year Ended December 31, 2023
	Drilled		Completed
Area:	Gross	Net	Gross	Net
Midland Basin	315	285	263	246
Delaware Basin	35	30	47	43
Total	350	315	310	289

As of December 31, 2023, we operated the following wells:

	Vertical Wells		Horizontal Wells		Total
Area:	Gross	Net	Gross	Net	Gross	Net
Midland Basin	2,641	2,499	2,269	2,088	4,910	4,587
Delaware Basin	37	35	681	633	718	668
Total	2,678	2,534	2,950	2,721	5,628	5,255

Productive Wells

As of December 31, 2023, we owned an interest in a total of 20,852 gross productive wells with an average unweighted 87% working interest in 6,156 gross (5,342 net) wells and an average 2.4% royalty interest in 14,696 additional wells. Through our subsidiary Viper, we own an average 2.5% net revenue interest in 14,893 of the total 20,852 gross productive wells. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

The following table sets forth information regarding productive wells by basin as of December 31, 2023:

	Gross Wells			Net Wells
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
Midland Basin	14,137	36	14,173	4,633	9	4,642
Delaware Basin	3,406	494	3,900	677	22	699
Denver-Julesburg Basin	1,435	118	1,553	—	—	—
Williston Basin	721	2	723	—	—	—
Other(1)	291	212	503	1	—	1
Total productive wells	19,990	862	20,852	5,311	31	5,342
(1)Other productive wells include the Eagle Ford Basin, Appalachia Basin, Mid-Con, Rockies Basin and Barnett Basin.

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

	Year Ended December 31, 2023
	Midland Basin		Delaware Basin		Total
	Gross	Net	Gross	Net	Gross	Net
Development:
Productive	192	179	29	25	221	204
Dry	—	—	—	—	—	—
Exploratory:
Productive	123	106	6	5	129	111
Dry	—	—	—	—	—	—
Total:
Productive	315	285	35	30	350	315
Dry	—	—	—	—	—	—

	Year Ended December 31, 2022
	Midland Basin		Delaware Basin		Total
	Gross	Net	Gross	Net	Gross	Net
Development:
Productive	59	54	16	15	75	69
Dry	—	—	—	—	—	—
Exploratory:
Productive	138	129	27	25	165	154
Dry	—	—	—	—	—	—
Total:
Productive	197	183	43	40	240	223
Dry	—	—	—	—	—	—

	Year Ended December 31, 2021
	Midland Basin		Delaware Basin		Total
	Gross	Net	Gross	Net	Gross	Net
Development:
Productive	33	30	7	7	40	37
Dry	—	—	—	—	—	—
Exploratory:
Productive	142	135	34	31	176	166
Dry	—	—	—	—	—	—
Total:
Productive	175	165	41	38	216	203
Dry	—	—	—	—	—	—

As of December 31, 2023, we had 17 gross (16 net) operated wells in the process of drilling and 205 gross (181 net) wells in the process of completion or waiting on completion.

Acreage

The following table sets forth information as of December 31, 2023 relating to our leasehold acreage:

	Developed Acreage(1)		Undeveloped Acreage		Total Acreage(2)
Basin	Gross	Net	Gross	Net	Gross	Net
Midland	218,357	191,532	209,967	158,175	428,324	349,707
Delaware	102,312	79,895	72,516	63,847	174,828	143,742
Conventional Permian	—	—	4,725	320	4,725	320
Total	320,669	271,427	287,208	222,342	607,877	493,769
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

Undeveloped Acreage Expirations

As of December 31, 2023, the following gross and net undeveloped acres are set to expire over the next five years based on their contractual lease maturities unless (i) production is established within the spacing units covering the acreage or (ii) the lease is renewed or extended under continuous drilling provisions prior to the contractual expiration dates.

	Acres Expiring
	Midland		Delaware		Total
	Gross	Net	Gross	Net	Gross	Net
2024	10,839	8,805	3	2	10,842	8,807
2025	4,143	3,366	—	—	4,143	3,366
2026	2,862	2,325	428	347	3,290	2,672
2027	5	4	—	—	5	4
2028	59	48	—	—	59	48
Total	17,908	14,548	431	349	18,339	14,897

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

Marketing and Customers

We typically sell production to a relatively small number of customers, as is customary in the exploration, development and production business. For the year ended December 31, 2023, four purchasers each accounted for more than 10% of our revenue. For the year ended December 31, 2022, two purchasers each accounted for more than 10% of our revenue. For the year ended December 31, 2021, three purchasers each accounted for more than 10% of our revenue. We do not require collateral and do not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers. For additional information regarding our customer concentrations, see Note 3—Revenue from Contracts with Customers in Item 8. Financial Statements and Supplementary Data of this report.

Delivery Commitments

Certain of our firm sales agreements include delivery commitments that specify the delivery of a fixed and determinable quantity of oil. We expect our production and reserves will continue to be the primary means of fulfilling our future commitments. However, these contracts provide the options of delivering third-party volumes or paying a monetary shortfall penalty if production is inadequate to satisfy our commitment. Beginning in 2023, we began purchasing third-party volumes to fulfill a certain delivery commitment to a pipeline in the Permian Basin. For additional information regarding commitments, see Note 15—Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data of this report.

Competition

The oil and natural gas industry is intensely competitive, and we compete with other companies that may have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger or more integrated competitors may be able to absorb the burden of existing, and any changes to, federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. Further, oil and natural gas compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal and fuel oils.

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

Environmental Matters. Our oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous federal, state and local governmental agencies, such as the EPA, issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically or seismically sensitive areas, and other protected areas, require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing pits, result in the suspension or revocation of necessary permits, licenses and authorizations, require that additional pollution controls be installed and impose substantial liabilities for pollution resulting from our operations or related to our owned or operated facilities. Liability under such laws and regulations is often strict (i.e., no showing of “fault” is required) and can be joint and several. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially and adversely affect our operations and financial position, as well as the oil and natural gas industry in general. Our management believes that we are in substantial compliance with applicable environmental laws and regulations and we have not experienced any material adverse effect from compliance with these environmental requirements. This trend, however, may not continue in the future.

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

The scope of waters regulated under the CWA has fluctuated in recent years. On June 29, 2015, the EPA and the U.S. Army Corps of Engineers, or the Corps, jointly promulgated final rules expanding the scope of waters protected under the CWA. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 rules, and then, on April 21, 2020, the EPA and the Corps published a final rule replacing the 2015 rule, and significantly reducing the waters subject to federal regulation under the CWA. On August 30, 2021, a federal court struck down the replacement rule and, on January 18, 2023, the EPA and the Corps published a final rule that would restore water protections that were in place prior to 2015. However, on May 25, 2023, the Supreme Court issued an opinion substantially narrowing the scope of “waters of the United States” protected by the CWA. On September 8, 2023, the EPA and the Corps published a final rule conforming their regulations to the decision. These recent actions have provided some clarity. However, to the extent the EPA and the Corps broadly interpret their jurisdiction and expand the range of properties subject to the CWA’s jurisdiction, we or third-party operators could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges. In addition, on June 28, 2016, the EPA published a final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants, which regulations are discussed in more detail below under the caption “—Regulation of Hydraulic Fracturing.” Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions.

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

Air Emissions. The federal Clean Air Act, or the CAA, as amended, and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. For example, on August 16, 2012, the EPA published final regulations under the federal CAA that establish new emission controls for oil and natural gas production and processing operations, which are discussed in more detail below in “—Regulation of Hydraulic Fracturing.” Also, on May 12, 2016, the EPA issued a final rule regarding the criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and natural gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting processes and requirements. Additionally, on April 17, 2023, the EPA agreed in a consent decree to issue a proposed rule by December 10, 2024 that either revises its emission standards for hazardous air pollutants from oil and natural gas production activities or determines that no revision is necessary. These laws and regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with air permits or other requirements of the federal CAA and associated state laws and regulations. We believe that we are in substantial compliance with all applicable air emissions regulations and that we hold all necessary and valid construction and operating permits for our operations. Obtaining or renewing permits has the potential to delay the development of oil and natural gas projects.

Climate Change. In recent years, federal, state and local governments have taken steps to reduce emissions of greenhouse gases. For example, the Infrastructure Investment and Jobs Act of 2021 and the Inflation Reduction Act of 2022, or the IRA, include billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration. Also, the EPA has proposed ambitious rules to reduce harmful air pollutant emissions, including greenhouse gases, from light-, medium-, and heavy-duty vehicles beginning in model year 2027. These incentives and regulations could accelerate the transition of the economy away from the use of fossil fuels toward lower- or zero-carbon emissions alternatives, which could decrease demand for, and in turn the prices of, the oil and natural gas that we produce and sell and adversely impact our business. In addition, the IRA imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA amends the CAA to impose a fee on the emission of methane that exceeds an applicable waste emissions threshold from sources required to report their greenhouse gas emissions to the EPA, including those sources in offshore and onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025 and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA. On January 12, 2024, the EPA announced a proposed rule to implement the methane emissions charge. The methane emissions charge could increase our operating costs, which could adversely impact our business, financial condition and cash flows.

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

At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of greenhouse gases. The Agreement went into effect on November 4, 2016. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its greenhouse gas emissions by 50-52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th Conference of the Parties in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce greenhouse gas emissions, including reducing global methane emissions by at least 30% by 2030 from 2020 levels. More than 150 countries have now signed on to this pledge. Most recently, at the 28th Conference of the Parties in the United Arab Emirates, world leaders agreed to transition away from fossil fuels in a just, orderly and equitable manner and to triple renewables and double energy efficiency globally by 2030. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the international climate commitments.

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

Regulation of Hydraulic Fracturing. Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, legislation has been proposed in recent sessions of the U.S. Congress to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection,” to require federal permitting and regulatory control of hydraulic fracturing, and to require disclosure of the chemical constituents of the fluids used in the fracturing process. Furthermore, several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the Underground Injection Control program, specifically as “Class II” Underground Injection Control wells under the Safe Drinking Water Act.

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

On August 16, 2012, the EPA published final regulations under the federal CAA that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rules seek to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, on August 13, 2020, in response to an executive order by former President Trump to review and revise unduly burdensome regulations, the EPA amended the 2012 and 2016 New Source Performance standards to ease regulatory burdens, including rescinding standards applicable to transmission or storage segments and eliminating methane requirements altogether. On June 30, 2021, President Biden signed into law a joint resolution of the U.S. Congress disapproving the 2020 amendments (with the exception of some technical changes) thereby reinstating the 2012 and 2016 New Source Performance standards. The EPA expects owners and operators of regulated sources to take “immediate steps” to comply with these standards. Additionally, on December 2, 2023, the EPA announced a final rule that would expand and strengthen emission reduction requirements for both new and existing sources in the oil and natural gas industry by requiring increased monitoring of fugitive emissions, imposing new requirements for pneumatic controllers and tank batteries, and prohibiting venting of natural gas in certain situations. These new standards, to the extent implemented, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. We cannot predict the final regulatory requirements or the cost to comply with such requirements with any certainty.

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

Several states, including Texas, and local jurisdictions, have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. The Texas Legislature adopted legislation, effective September 1, 2011, requiring oil and natural gas operators to publicly disclose the chemicals used in the hydraulic fracturing process. The Texas Railroad Commission adopted rules and regulations implementing this legislation that apply to all wells for which the Texas Railroad Commission issues an initial drilling permit after February 1, 2012. The law requires that the well operator disclose the list of chemical ingredients subject to the requirements of OSHA for disclosure on an internet website and also file the list of chemicals with the Texas Railroad Commission with the well completion report. The total volume of water used to hydraulically fracture a well must also be disclosed to the public and filed with the Texas Railroad Commission. Also, in May 2013, the Texas Railroad Commission adopted rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. The rules took effect in January 2014. Additionally, on October 28, 2014, the Texas Railroad Commission adopted disposal well rule amendments designed, among other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed new disposal well. The disposal well rule amendments, which became effective on November 17, 2014, also clarify the Texas Railroad Commission’s authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The Texas Railroad Commission has used this authority to deny permits and temporarily suspend operations for waste disposal wells. For example, in September 2021, the Texas Railroad Commission curtailed the amount of water companies were permitted to inject into some wells near Midland and Odessa in the Permian Basin, and has subsequently suspended some permits there and expanded the restrictions to other areas. In addition, the Texas Railroad Commission has imposed monitoring and reporting requirements for any new disposal well permitted in the Permian Basin. These restrictions on use of produced water, a moratorium on new produced water disposal wells, and additional monitoring and reporting requirements could result in increased operating costs, requiring us or our service providers to truck produced water, recycle it or pump it through the pipeline network or other means, all of which could be costly. We or our service providers may also need to limit disposal well volumes, disposal rates and pressures or locations, or require us or our service providers to shut down or curtail the injection of produced water into disposal wells. These factors may make drilling and completion activity in the affected parts of the Permian Basin less economical and adversely impact our business, results of operations and financial condition.

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

Endangered Species. The federal Endangered Species Act, or ESA, and analogous state laws restrict activities that may affect listed endangered or threatened species or their habitats. If endangered species, such as the recently listed lesser prairie chicken, are located in areas where we operate, our operations or any work performed related to them could be prohibited or delayed or expensive mitigation may be required. While some of our operations may be located in areas that are designated as habitats for endangered or threatened species, we believe that we are in compliance with the ESA. However, the designation of previously unprotected species, such as the dunes sagebrush lizard (proposed as endangered on July 3, 2023), in areas where we operate as threatened or endangered could result in the imposition of restrictions on our operations and consequently have a material adverse effect on our business.

Other Regulation of the Oil and Natural Gas Industry. The oil and natural gas industry is extensively regulated by numerous federal, state and local authorities. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue rules and regulations that are binding on the oil and natural gas industry and its individual members, some of which carry substantial penalties for failure to comply. Although the regulatory burden on the oil and natural gas industry increases our cost of doing business and, consequently, affects our profitability, these burdens generally do not affect us any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

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

The Pipeline Safety and Job Creation Act, enacted in 2011, and the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016, also known as the PIPES Act, enacted in 2016, amended the HLPSA and increased safety regulation. The Pipeline Safety and Job Creation Act doubles the maximum administrative fines for safety violations from $100,000 to $200,000 for a single violation and from $1.0 million to $2.0 million for a related series of violations (now increased for inflation to $266,015 and $2,660,135, respectively), and provides that these maximum penalty caps do not apply to civil enforcement actions, establishes additional safety requirements for newly constructed pipelines, and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines, including the expansion of integrity management, use of automatic and remote-controlled shut-off valves, leak detection systems, sufficiency of existing regulation of gathering pipelines, use of excess flow valves, verification of maximum allowable operating pressure, incident notification, and other pipeline-safety related requirements. The PIPES Act ensures that the PHMSA completes the Pipeline Safety and Job Creation Act requirements; reforms PHMSA to be a more dynamic, data-driven regulator; and closes gaps in federal standards.

PHMSA has undertaken rulemakings to address many areas of this legislation. For example, on October 1, 2019, PHMSA published final rules to expand its integrity management requirements and impose new pressure testing requirements on regulated pipelines, including certain segments outside High Consequence Areas. Also, on November 15, 2021, PHMSA published a final rule extending reporting requirements to all onshore gas gathering operators and establishing a set of minimum safety requirements for certain gas gathering pipelines with large diameters and high operating pressures, and, on August 24, 2022, PHMSA published a final rule strengthening integrity management requirements for onshore gas transmission lines, bolstering corrosion control standards and repair criteria, and imposing new requirements for inspections after extreme weather events. Further, on May 18, 2023, PHMSA published a proposed rule to reduce methane emissions from new and existing gas pipelines, underground natural gas storage facilities, and liquefied natural gas facilities. These requirements and related rule making proceedings, could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position. In addition, any material penalties or fines issued to us under these or other statutes, rules, regulations or orders could have an adverse impact on our business, financial condition, results of operation and cash flow.

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

In accordance with what we believe to be industry practice, we maintain insurance against some, but not all, of the operating risks to which our business is exposed. We currently have insurance policies for onshore property (oil lease property/production equipment) for selected locations, control of well protection for all wells, comprehensive general liability, commercial automobile, workers compensation, pollution liability (claims made coverage with a policy retroactive date and occurrence-based coverage for sudden, accidental releases), excess umbrella liability and other coverage.

Our insurance is subject to certain exclusions and limitations, and there is no assurance that such coverage will fully or adequately protect us against liability from all potential consequences, damages and losses. Any of these operational hazards could cause a significant disruption to our business. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows. See Item 1A. Risk Factors of this report for additional information regarding operating hazard and uninsured risks.

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

As of December 31, 2023, we had 1,023 full time employees. None of our employees are represented by labor unions or covered by any collective bargaining agreements. We also utilize independent contractors and consultants involved in land, technical, regulatory and other disciplines to assist our full-time employees.

Diversity, Inclusion, Recruiting and Retention

Equal employment opportunity is one of our core tenets and, as such, our employment decisions are based on merit, qualifications, competencies and contributions. We actively seek to attract and retain an increasingly diverse workforce and continue to cultivate our respectful work environment. We value the perspectives, experiences and ideas contributed by our employees from a diverse range of ethnic, cultural and ideological backgrounds. Over 28% of our employees are women and over 35% of our employees self-identify as ethnic minorities as of December 31, 2023. We disclosed our 2022 Equal Employment Opportunity (EEO-1) data as of December 31, 2022 in our 2023 Corporate Sustainability Report in an effort to provide additional transparency into the Company’s workforce demographics.

In 2023, we took various actions to increase the diversity of job applicants and expand our recruitment efforts, particularly in our college recruitment and internship programs. We collaborated with several student organizations to reinforce this inclusive initiative, which will continue in the future. In addition, we have focused on recruiting experienced hires to target and retain top industry talent. We have historically had a low annual attrition rate, representing approximately 14% in 2023, despite the challenging labor market and increased competition for talent impacted by the potential economic downturn and the high inflationary environment. We believe that our low attrition rate is in part a result of our corporate culture focused on diversity and inclusion, teamwork and commitment to employee development and career advancement discussed in more detail below.

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

From 2019 through 2023, we had no employee work-related fatalities. Our employee OSHA recordable cases, comprising work-related injuries and illnesses that require medical treatment beyond first aid, totaled three in 2023, down from six in 2022. Our employee total recordable incident rate (TRIR) was 0.30 in 2023 down from 0.68 in 2022, and lost-time incident rate (LTIR) was 0.10 in 2023 down from 0.23 in 2022. At December 31, 2023, we have a short term goal of maintaining an employee TRIR of 0.25 or less.

Training and Development

We support employees in pursuing training opportunities to expand their professional skills. Our internal course offerings in 2023 included a wide array of topics in addition to extensive safety and other compliance training sessions. Additionally, our people undergo training and education each year on regulatory compliance, industry standards and innovative opportunities to effectively manage the challenges of developing our resources. We have also implemented development programs that are designed to build leadership capabilities at all levels.

Our Facilities

Our corporate headquarters is located at the Fasken Center in Midland, Texas. We also lease additional office space in Dallas, Texas and Oklahoma City, Oklahoma.

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
•We depend on our subsidiaries for dividends and other payments.
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

Risks Related to the Pending Endeavor Acquisition

•Our ability to complete the Endeavor Acquisition is subject to various closing conditions, including approval by our stockholders and regulatory clearance, which may impose conditions that could adversely affect us or cause the Endeavor Acquisition not to be completed.
•The termination of the Merger Agreement could negatively impact our business or result in our having to pay a termination fee.
•Whether or not the Endeavor Acquisition is completed, the announcement and pendency of the Endeavor Acquisition could cause disruptions in our business.
•Combining our business with Endeavor’s may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated benefits of the Endeavor Acquisition.
•We also expect to incur significant additional indebtedness in connection with the Endeavor Acquisition, which indebtedness may limit our operating or financial flexibility relative to our current position and make it difficult to satisfy our obligations with respect to our other indebtedness.
•The market value of our common stock could decline if large amounts of our common stock are sold following the Endeavor Acquisition.
•Following the closing of the Endeavor Acquisition, the Endeavor Stockholders will have the ability to significantly influence our business, and their interest in our business may be different from that of other stockholders.

Risks Related to the Oil and Natural Gas Industry and Our Business

Market conditions for oil and natural gas, and particularly volatility in prices for oil and natural gas, have in the past adversely affected, and may in the future adversely affect, our revenue, cash flows, profitability, growth, production and the present value of our estimated reserves.

Our revenues, operating results, profitability, future rate of growth and the carrying value of our oil and natural gas properties depend significantly upon the prevailing prices for oil and natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, including the domestic and foreign supply of oil and natural gas; the level of prices and expectations about future prices of oil and natural gas; the level of global oil and natural gas exploration and production; the cost of exploring for, developing, producing and delivering oil and natural gas; the price and quantity of foreign imports; political and economic conditions in oil producing countries, including the Middle East, Africa, South America and Russia; the potential impact of the war in Ukraine and the Israel-Hamas War on the global energy markets and macroeconomic conditions; the continued threat of terrorism and the impact of military and other action, including U.S. military operations in the Middle East; the ability of members of the OPEC+ to agree to and maintain oil price and production controls; speculative trading in crude oil and natural gas derivative contracts; the level of consumer product demand; extreme weather conditions and other natural disasters; risks associated with operating drilling rigs; technological advances affecting energy consumption; the price and availability of alternative fuels; domestic and foreign governmental regulations and taxes, including the Biden Administration’s energy and environmental policies; global or national health concerns, including the outbreak of pandemic or contagious disease; the proximity, cost, availability and capacity of oil and natural gas pipelines and other transportation facilities; and overall domestic and global economic conditions. Our results of operations may also be adversely impacted by any future government rule, regulation or order that may impose production limits, as well as pipeline capacity and storage constraints, in the Permian Basin where we operate.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. During 2023, 2022 and 2021, NYMEX WTI prices ranged from $47.62 to $123.70 per Bbl and the NYMEX Henry Hub price of natural gas ranged from $1.99 to $9.68 per MMBtu. If the prices of oil and natural gas decline, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected.

We expect to maintain our fourth quarter 2023 production levels in 2024. We cannot reasonably predict whether production levels will remain at current levels or the full extent of the impact of the events above and any subsequent recovery may have on our industry and our business.

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

We use commodity price derivatives, including swaps, basis swaps, swaptions, roll hedges, costless collars, puts and basis puts, to reduce price volatility associated with certain of our oil, natural gas liquids and natural gas sales. Currently, we have hedged a portion of our estimated 2024 and 2025 production. To the extent that the prices of oil, natural gas liquids and natural gas remain at current levels or decline further, we may not be able to economically hedge additional future production at the same level as our current commodity price derivatives, and our results of operations and financial condition may be negatively impacted. While these commodity price derivatives are intended to mitigate risk from commodity price volatility, we may be prevented from fully realizing the benefits of increases in the prices of oil, natural gas liquids and natural gas above the price levels of the commodity price derivatives used to manage price risk.

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

For additional information regarding our outstanding derivative contracts as of December 31, 2023, see Note 12—Derivatives in Item 8. Financial Statements and Supplementary Data, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk of this report.

The IRA and other risks relating to climate change could accelerate the transition to a low carbon economy and could impose new costs on our operations that may have a material and adverse effect on us.

Governmental and regulatory bodies, investors, consumers, industry and other stakeholders have been increasingly focused on climate change matters in recent years. This focus, together with changes in consumer and industrial/commercial behavior, preferences and attitudes with respect to the generation and consumption of energy, the use of hydrocarbons, and the use of products manufactured with, or powered by, hydrocarbons, may result in; (i) the enactment of climate change-related regulations, policies and initiatives by governments, investors, and other companies, including alternative energy or “zero carbon” requirements and fuel or energy conservation measures; (ii) technological advances with respect to the generation, transmission, storage and consumption of energy (including advances in wind, solar and hydrogen power, as well as battery technology); (iii) increased availability of, and increased demand from consumers and industry for, energy sources other than oil and natural gas (including wind, solar, nuclear, and geothermal sources as well as electric vehicles); and (iv) development of, and increased demand from consumers and industry for, lower-emission products and services (including electric vehicles and renewable residential and commercial power supplies) as well as more efficient products and services.

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

In recent years, federal, state and local governments have taken steps to reduce emissions of greenhouse gases. For example, the Infrastructure Investment and Jobs Act and the IRA include billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration. Also, the EPA has proposed ambitious rules to reduce harmful air pollutant emissions, including greenhouse gases, from light-, medium-, and heavy-duty vehicles beginning in model year 2027. These incentives and regulations could accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for, and in turn the prices of, the oil and natural gas that we produce and sell and adversely impact our business. In addition, the IRA imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge, which could increase our operating costs and thereby adversely impact our business, financial condition and cash flows.

In addition to potentially reducing demand for our oil and natural gas and potentially reducing the availability of oilfield services and midstream and downstream customers, any of these developments may also create reputational risks associated with the exploration for, and production of, hydrocarbons, which may adversely affect the availability and cost to us of capital. For example, a number of prominent investors have publicly announced their intention to no longer invest in the oil and gas sector in response to concerns related to climate change, and other financial institutions and investors may decide to do likewise in the future. If financial institutions and other investors refuse to invest in or provide capital to the oil and gas sector in the future because of these reputational risks, that could result in capital being unavailable to us, or only at significantly increased costs.

For further discussion regarding the risks to us of climate change-related regulations, policies and initiatives, please see the section entitled Items 1 and 2. Business and Properties—Regulation—Climate Change of this report.

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

We have developed, and will continue to develop, targets related to our environmental, social and governance (“ESG”) initiatives, including our emissions reduction targets and strategy. Statements in this and other reports we file with the SEC and other public statements related to these initiatives reflect our current plans and expectations and are not a guarantee the targets will be achieved or achieved on the currently anticipated timeline. Our ability to achieve our ESG targets, including emissions reductions, is subject to numerous factors and conditions, some of which are outside of our control, and failure to achieve our announced targets or comply with ethical, environmental or other standards, including reporting standards, may expose us to government enforcement actions or private litigation and adversely impact our business. Further, our continuing efforts to research, establish, accomplish and accurately report on these targets may create additional operational risks and expenses and expose us to reputational, legal and other risks.

ESG expectations, including both the matters in focus and the management of such matters, continue to evolve rapidly. For example, in addition to climate change, there is increasing attention on topics such as diversity and inclusion, human rights, and human and natural capital, in companies’ own operations as well as their supply chains. In addition, perspectives on the efficacy of ESG considerations continue to evolve, and we cannot currently predict how regulators’, investors’ and other stakeholders’ views on ESG matters may affect the regulatory and investment landscape and affect our business, financial condition, and results of operations. If we do not, or are perceived to not, adapt or comply with investor or stakeholder expectations and standards on ESG matters, we may suffer from reputational damage and our business, financial condition and results of operations could be materially and adversely affected. Any reputational damage associated with ESG factors may also adversely impact our ability to recruit and retain employees and customers.

In March 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks and other information. To the extent this rule is finalized as proposed, we and/or our customers could incur increased costs related to the assessment and disclosure of climate-related information. Enhanced climate disclosure requirements could also accelerate any trend by certain stakeholders and capital providers to restrict or seek more stringent conditions with respect to their financing of certain carbon intensive sectors.

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

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration for and development, production and acquisition of oil and natural gas reserves. In 2023, our total capital expenditures, including expenditures for drilling, completion, infrastructure and additions to midstream assets, were approximately $2.7 billion. Our 2024 capital budget for drilling, completion and infrastructure, including investments in water disposal infrastructure and gathering line projects, is currently estimated to be approximately $2.30 billion to $2.55 billion, representing a decrease of 10% from our 2023 capital expenditures. Since completing our initial public offering in October 2012, we have financed capital expenditures primarily with borrowings under our revolving credit facility, cash generated by operations and the net proceeds from public offerings of our common stock and our senior notes.

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

We cannot assure you that our operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. Further, our actual capital expenditures in 2024 could exceed our capital expenditure budget. In the event our capital expenditure requirements at any time are greater than the amount of capital we have available, we could be required to seek additional sources of capital, which may include traditional reserve base borrowings, debt financing, joint venture partnerships, production payment financings, sales of assets, offerings of debt or equity securities or other means. We cannot assure you that we will be able to obtain debt or equity financing on terms favorable to us, or at all.

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

Our future success depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves will generally decline as reserves are depleted, except to the extent that we conduct successful exploration or development activities or acquire properties containing proved reserves, or both. To increase reserves and production, we undertake development, exploration and other replacement activities or use third parties to accomplish these activities. If we are unable to replace our current production, the value of our reserves will decrease, and our business, financial condition and results of operations would be adversely affected. Furthermore, although our revenues may increase if prevailing oil and natural gas prices increase significantly, our finding and development costs for additional reserves could also increase.

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

The accuracy of these assessments is inherently uncertain, and we may not be able to identify attractive acquisition opportunities. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems, including title defects or environmental issues, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms.

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

As of December 31, 2023, we have approximately 7,905 gross (5,826 net) identified economic potential horizontal drilling locations in multiple horizons on our acreage at an assumed price of approximately $50.00 per Bbl WTI. As of December 31, 2023, only 802 of our gross identified economic potential horizontal drilling locations were attributed to proved reserves. These drilling locations, including those without proved undeveloped reserves, represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, construction of infrastructure, unusual or unexpected geological formations, title problems, facility or equipment malfunctions, unexpected operational events, inclement weather, environmental and other regulatory requirements and approvals, oil and natural gas prices, costs, drilling results and the availability of water. Further, our identified potential drilling locations are in various stages of evaluation, ranging from locations that are ready to drill to locations that will require substantial additional interpretation. In addition, as of December 31, 2023, we have identified approximately 2,561 horizontal drilling locations in intervals in which we have drilled very few or no wells, which are necessarily more speculative and based on results from other operators whose acreage may not be consistent with ours. We cannot predict in advance of drilling and testing whether any particular drilling location will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in sufficient quantities to be economically viable. Even if sufficient amounts of oil or natural gas exist, we may damage the potentially productive hydrocarbon bearing formation or experience mechanical difficulties while drilling or completing the well, possibly resulting in a reduction in production from the well or abandonment of the well. If we drill additional wells that we identify as dry holes in our current and future drilling locations, our drilling success rate may decline and materially harm our business. Through December 31, 2023, we are the operator of, have participated in, or have acquired working interest in a total of 3,356 horizontal producing wells completed on our acreage. We cannot assure you that the analogies we draw from available data from these or other wells, more fully explored locations or producing fields will be applicable to our drilling locations. Further, initial production rates reported by us or other operators in the Permian Basin may not be indicative of future or long-term production rates. Because of these uncertainties, we do not know if the potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.

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

In addition to credit risk related to receivables from commodity derivative contracts, our principal exposure to credit risk is through receivables from joint interest owners on properties we operate (approximately $122 million at December 31, 2023) and receivables from purchasers of our oil and natural gas production (approximately $654 million at December 31, 2023). Joint interest receivables arise from billing entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We are generally unable to control which co-owners participate in our wells.

We are also subject to credit risk due to the concentration of our oil and natural gas receivables with several significant customers. See Items 1 and 2. Business and Properties—Marketing and Customers of this report for additional information regarding these customers. This concentration of customers may impact our overall credit risk in that these entities may be similarly affected by any adverse changes in economic and other conditions. We do not require our customers to post collateral. Under certain circumstances, the revenue due to them can be offset by any unpaid receivables. The inability or failure of our significant customers or joint working interest owners to meet their obligations to us or their insolvency or liquidation may materially adversely affect our financial results.

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

No impairments were recorded on our proved oil and natural gas properties for the years ended December 31, 2023, 2022 and 2021. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Oil and Natural Gas Accounting and Reserves of this report. If the prices of oil and natural gas decline, we may be required to further write-down the value of our oil and natural gas properties in the future, which could negatively affect our results of operations.

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

The standardized measure of our estimated proved reserves is not necessarily the same as the current market value of our estimated proved oil reserves.

The present value of future net cash flows from our proved reserves, or standardized measure may not represent the current market value of our estimated proved oil reserves. Actual future prices and costs may differ materially from those used in the net present value estimate, and future net present value estimates using then current prices and costs may be significantly less than current estimates. In addition, the 10% discount factor we use when calculating discounted future net cash flow for reporting requirements in compliance with the Financial Accounting Standard Board Codification 932, “Extractive Activities—Oil and Gas,” may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and natural gas industry in general.

The development of our proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate.

Approximately 31% of our total estimated proved reserves as of December 31, 2023, were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling and completion operations. The reserve data included in the reserve reports of our independent petroleum engineers assume that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or further decreases in commodity prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.

Our producing properties are located in the Permian Basin of West Texas, making us vulnerable to risks (including weather-related risks) associated with operating in a single geographic area. In addition, we have a large amount of proved reserves attributable to a small number of producing horizons within this area.

Our producing properties are currently geographically concentrated in the Permian Basin of West Texas. As a result, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, availability of equipment, facilities, personnel or services market limitations or interruption of the processing or transportation of crude oil, natural gas or natural gas liquids, and extreme weather conditions and their adverse impact on production volumes, availability of electrical power, road accessibility and transportation facilities.

Extreme regional weather events may occur that can affect our suppliers or customers, which could adversely affect us. For example, a significant hurricane or similar weather event could damage refining and other oil and natural gas-related facilities on the Gulf Coast of Texas and Louisiana, which (if significant enough) could limit the availability of gathering and transportation facilities across Texas and could then cause production in the Permian Basin (including potentially our production) to be curtailed or shut in or (in the case of natural gas) flared. Climate change may also increase the frequency and severity of significant weather events over time. Further, any increase in flaring of our natural gas production due to weather-related events or otherwise could make it difficult for us to achieve our publicly-announced sustainability and emissions reduction targets, which could expose us to reputational risks and adversely impact our contractual and other business relationships. Any of the above-referenced events could have a material adverse effect on us and our production volumes (and therefore on our financial condition and results of operations).

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

In addition to the geographic concentration of our producing properties described above, as of December 31, 2023, most of our proved reserves are concentrated in the Wolfberry play in the Midland Basin. This concentration of assets within a small number of producing horizons exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

We depend upon several significant purchasers for the sale of most of our oil and natural gas production. The loss of one or more of these purchasers could, among other factors, limit our access to suitable markets for the oil and natural gas we produce.

The availability of a ready market for any oil and/or natural gas we produce depends on numerous factors beyond the control of our management, including those discussed. We cannot assure you that we will continue to have ready access to suitable markets for our future oil and natural gas production. In addition, we depend upon several significant purchasers for the sale of most of our oil and natural gas production. See Items 1 and 2. Business and Properties—Marketing and Customers of this report for additional information regarding these customers. The loss of one or more of these customers, and our inability to sell our production to other customers on terms we consider acceptable, could materially and adversely affect our business, financial condition, results of operations and cash flow.

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

Water is an essential component of deep shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Historically, we have been able to purchase water from local land owners for use in our operations. Over the past several years, Texas has experienced extreme drought conditions. As a result of this severe drought, some local water districts have begun restricting the use of water subject to their jurisdiction for hydraulic fracturing to protect local water supply. Also, in 2021, the Texas Legislature directed the Texas Railroad Commission to adopt rules encouraging fluid oil and gas waste recycling. In October 2023, the Commission announced draft amendments to its water protection rules to, among other things, encourage waste recycling. If we are unable to obtain water to use in our operations from local sources, or we are unable to effectively utilize flowback water, we may be unable to economically drill for or produce oil and natural gas, which could have an adverse effect on our financial condition, results of operations and cash flows.

Recent regulatory restrictions on the disposal of produced water and additional monitoring and reporting requirements related to existing and new produced water disposal wells in the Permian Basin to stem rising seismic activity and earthquakes could increase our operating costs and adversely impact our business, results of operations and financial condition.

In September 2021, the Texas Railroad Commission curtailed the amount of produced water companies were permitted to inject into some wells near Midland and Odessa in the Permian Basin, and has since indefinitely suspended some permits there and expanded the restrictions to other areas. These actions were taken in an effort to control induced seismic activity and recent increases in earthquakes in the Permian Basin, which have been linked by the U.S. and local seismologists to wastewater disposal in oil fields. The Texas Railroad Commission has since adopted rules governing the permitting or re-permitting of wells used to dispose of produced water and other fluids resulting from the production of oil and gas in order to address these seismic activity concerns within the state. Among other things, these rules require companies seeking permits for disposal wells to provide seismic activity data in permit applications, provide for more frequent monitoring and reporting for certain wells and allow the state to modify, suspend or terminate permits on grounds that a disposal well is likely to be, or determined to be, causing seismic activity. These restrictions and additional monitoring and reporting requirements related to existing and new produced water and produced water disposal wells could result in increased operating costs, requiring us or our service providers to truck produced water, recycle it or dispose of it by other means, all of which could be costly. We or our service providers may also need to limit disposal well volumes, disposal rates and pressures or locations, or require us or our service providers to shut down or curtail the injection of produced water into disposal wells. These factors may make drilling activity in the affected parts of the Permian Basin less economical and adversely impact our business, results of operations and financial condition.

Part of our strategy involves drilling in existing or emerging shale plays using the latest available horizontal drilling and completion techniques; therefore, the results of our planned exploratory drilling in these plays are subject to risks associated with drilling and completion techniques and drilling results may not meet our expectations for reserves or production.

Our operations involve developing and utilizing the latest drilling and completion techniques. Risks that we face while drilling include, but are not limited to, spacing of wells to maximize economic return; landing our well bore in the desired drilling zone; staying in the desired drilling zone while drilling horizontally through the formation; running our casing the entire length of the well bore; and being able to run tools and other equipment consistently through the horizontal well bore.

Risks that we face while completing our wells include, but are not limited to, being able to fracture stimulate the planned number of stages; run tools the entire length of the well bore during completion operations; successfully clean out the well bore after completion of the final fracture stimulation stage; and prevent unintentional communication with other wells.

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

Our oil and natural gas operations are subject to various federal, state and local governmental regulations that may be changed from time to time in response to economic and political conditions. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity to conserve supplies of oil and natural gas. In addition, the production, handling, storage, transportation, remediation, emission and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to regulation under federal, state and local laws and regulations primarily relating to protection of human health and the environment. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, permit revocations, requirements for additional pollution controls and injunctions limiting or prohibiting some or all of our operations. Further, these laws and regulations imposed strict requirements for water and air pollution control and solid waste management. Significant expenditures may be required to comply with governmental laws and regulations applicable to us. In addition, federal and state legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays. Even if federal regulatory burdens temporarily ease, the historic trend of more expansive and stricter environmental legislation and regulations may continue in the long-term, and at the state and local levels. See Items 1 and 2. Business and Properties—Regulation of this report for a detailed description of certain laws and regulations that affect us.

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

Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services could adversely affect our business. In particular, the loss of the services of one or more members of our executive team could disrupt our operations. We do not have employment agreements with our executives and may not be able to assure their retention. Further, we do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.

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

We have ownership interests in several joint ventures, including the EPIC, Wink to Webster, BANGL, WTG and Deep Blue joint ventures, and we may enter into other similar arrangements in the future. While we own equity interests and have certain voting rights with respect to our ownership interest, we do not control our joint ventures. We have limited ability to influence the business decisions of these entities, and it may therefore be difficult or impossible for us to cause the joint venture to take actions that we believe would be in our or the relevant joint venture’s best interests. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing us to fund operating and/or capital expenditures, the timing and amount of which we may not control. In addition, our joint venture partners may not satisfy their financial obligations to the joint venture and may have economic, business or legal interests or goals that are inconsistent with ours, or those of the joint venture.

We are also unable to control the amount of cash we receive from the operation of these entities. Further, certain of these joint ventures have incurred substantial debt and servicing such debt or complying with debt covenants may limit the ability of the joint ventures to make distributions to us and the other joint venture partners. These joint ventures also have internal control environments independent of our oversight and review. If our joint venture partners have control deficiencies in their accounting or financial reporting environments, it may result in inaccuracies in the reporting for our percentage of the financial results of the joint venture.

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

As an exploration and production company, we rely extensively on information technology systems, including internally developed software, data hosting platforms, real-time data acquisition systems, third-party software, cloud services and other internally or externally hosted hardware and software platforms, to (i) estimate our oil and natural gas reserves, (ii) process and record financial and operating data, (iii) process and analyze all stages of our business operations, including exploration, drilling, completions, production, transportation, pipelines and other related activities and (iv) communicate with our employees and vendors, suppliers and other third parties. Further, our reliance on technology has increased due to the increased use of personal devices, remote communications and work-from-home or hybrid work practices that evolved in response to the COVID-19 pandemic and became a common business practice thereafter.

Risks from cybersecurity threats have not materially affected, and are not currently anticipated to materially affect our company, including our business strategy, results of operations and financial condition. However, our systems and networks, and those of our vendors, service providers and other third party providers, may become the target of cybersecurity attacks, including, without limitation, denial-of-service attacks; malicious software; data privacy breaches by employees, insiders or others with authorized access; cyber or phishing-attacks; ransomware; attempts to gain unauthorized access to our data and systems; and other electronic security breaches. If any of these security breaches were to occur, we could suffer disruptions to our normal operations, including our exploration, completion, production and corporate functions, which could materially and adversely affect us in a variety of ways, including, but not limited to, unauthorized access to, and release of, our business data, reserves information, strategic information or other sensitive or proprietary information, which could have a material and adverse effect on our ability to compete for oil and gas resources, or reduce our competitive advantage over other companies; data corruption, communication interruption, or other operational disruptions during our drilling activities, which could result in our failure to reach the intended target or a drilling incident; data corruption or operational disruptions of our production-related infrastructure, which could result in loss of production or accidental discharges; unauthorized access to, and release of, personal information of our employees, vendors, service providers or other third parties, which could expose us to allegations that we did not sufficiently protect such information; a cybersecurity attack on a vendor or service provider, which could result in supply chain disruptions and could delay or halt our operations; a cybersecurity attack on third-party gathering, transportation, processing, fractionation, refining or other facilities, which could result in reduced demand for our production or delay or prevent us from transporting and marketing our production, in either case resulting in a loss of revenues; a cybersecurity attack involving commodities exchanges or financial institutions could slow or halt commodities trading, thus preventing us from marketing our production or engaging in hedging activities, resulting in a loss of revenues; a deliberate corruption of our financial or operating data could result in events of non-compliance which could then lead to regulatory enforcement actions, fines or penalties; a cybersecurity attack on a communications network or power grid, which could cause operational disruptions resulting in a loss of revenues; and a cybersecurity attack on our automated and surveillance systems, which could cause a loss of production and potential environmental hazards.

We have implemented and invested in, and will continue to implement and invest in, controls, procedures and protections (including internal and external personnel) that are designed to protect our systems, identify and remediate on a regular basis vulnerabilities in our systems and related infrastructure and monitor and mitigate the risk of data loss and other cybersecurity threat. We have engaged third-party consultants to conduct penetration testing and risk assessments. Our cybersecurity governance program is informed by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and measured by the Maturity and Risk Assessment Ratings associated with the NIST Cybersecurity Framework and the Capability Maturity Model Integration. Such measures, however, cannot entirely eliminate cybersecurity threats and the controls, procedures and protections we have implemented and invested in may prove to be ineffective. We maintain specialized insurance for possible liability resulting from a cyberattack on our assets, however, we cannot assure you that the insurance coverage will be adequate to cover claims that may arise, or that we will be able to maintain adequate insurance at rates we consider reasonable. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows.

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

We depend on our subsidiaries for dividends and other payments.

As a holding company, we depend on our subsidiaries for dividends and other payments. We are a legal entity separate and distinct from our operating subsidiaries. There are statutory and regulatory limitations on the payment of dividends. If our subsidiaries are unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, we may not be able to make dividend payments to our stockholders or principal and interest payments on our outstanding indebtedness.

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

Our earnings are exposed to interest rate risk associated with borrowings under our and Viper LLC’s revolving credit facilities. The terms of our and Viper LLC’s revolving credit facilities provide for interest on borrowings at a floating rate equal to an alternate base rate tied to the secured overnight financing rate (“SOFR”). SOFR tends to fluctuate based on multiple factors, including general short-term interest rates, rates set by the U.S. Federal Reserve and other central banks and general economic conditions. From time to time, we use interest rate swaps to reduce interest rate exposure with respect to our fixed and/or floating rate debt. The weighted average interest rate on borrowings under our revolving credit facility was 6.31% during the year ended December 31, 2023. Viper LLC’s weighted average interest rate on borrowings from its revolving credit facility was 7.41% during the year ended December 31, 2023. If interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.

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

The decision to pay any future base and variable dividends is solely within the discretion of, and subject to approval by, our board of directors. Our board of directors’ determination with respect to any such dividends, including the record date, the payment date and the actual amount of the dividend, will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the board deems relevant at the time of such determination. Based on its evaluation of these factors, the board of directors may determine not to declare a dividend, whether base or variable, or declare dividends at rates that are less than currently anticipated, either of which could reduce returns to our stockholders.

In September 2021, our board of directors approved a stock repurchase program to acquire up to $2.0 billion of our outstanding common stock, and on July 28, 2022, approved an increase in the repurchase program to $4.0 billion. We may be limited in our ability to repurchase shares of our common stock by various governmental laws, rules and regulations which prevent us from purchasing our common stock during periods when we are in possession of material non-public information. Through December 31, 2023, approximately $2.4 billion has been repurchased through the repurchase program. Even though this program is in place, we may not repurchase any shares through the program and any such repurchases are completely within the discretion of our board of directors. In addition, the stock repurchase program has no time limit and may be suspended, modified, or discontinued by the board of directors at any time. Any elimination of, or reduction in, the Company’s base or variable dividend or common stock repurchase program could adversely affect the total return of an investment in and have a material adverse effect on the market price of our common stock.

Beginning in the first quarter of 2024, our board of directors approved a reduction to our return of capital commitment to at least 50% from 75% of free cash flow to be distributed quarterly to our stockholders in the primary form of a base dividend with additional return of capital expected to be in the form of a variable dividend and through our stock repurchase program. The amount of cash available to return to our stockholders, if any, can vary significantly from quarter to quarter for a number of reasons, including commodity prices, liquidity, debt levels, capital resources and other factors. The price of our common stock may deteriorate if we are unable to meet investor expectations with respect to the timing and amount of our return of capital commitment to our stockholders, and such deterioration may be material.

A change of control could limit our use of net operating losses and certain other tax attributes.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that experiences an “ownership change” (as defined in the Code) may be subject to limitations on its ability to offset taxable income arising after the ownership change with net operating losses (“NOLs”) or tax credits generated prior to the ownership change. In general, an ownership change occurs if there is a cumulative increase in the ownership of a corporation’s stock totaling more than 50 percentage points by one or more “5% shareholders” (as defined in the Code) at any time during a rolling three-year period. An ownership change would establish an annual limitation on the amount of a corporation’s pre-change NOLs or tax credits that could be utilized to offset taxable income in any future taxable year. The amount of the limitation is generally equal to the value of the corporation’s stock immediately prior to the ownership change multiplied by an interest rate, referred to as the long-term tax-exempt rate, periodically promulgated by the IRS. This limitation, however, may be significantly increased if there is “net unrealized built-in gain” in the assets of the corporation undergoing the ownership change.

As of December 31, 2023, we had an NOL carryforward of approximately $590 million and tax credits of $4 million for U.S. federal income tax purposes, principally consisting of tax attributes acquired from QEP and Rattler. As a result of ownership changes for Diamondback Energy, Inc., QEP and Rattler, which occurred in connection with the acquisition of QEP and the Rattler Merger, our NOLs and other carryforwards, including those acquired from QEP and Rattler, are subject to an annual limitation under Section 382 of the Code. However, we have determined that our fair market value and our net unrealized built-in gain position resulted in a significant increase in our Section 382 limits. Accordingly, we believe that the application of Section 382 of the Code as a result of these ownership changes will not have a material adverse effect on our ability to utilize our NOLs and credits.

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

Risks Related to the pending Endeavor Acquisition

Our ability to complete the Endeavor Acquisition is subject to various closing conditions, including approval by our stockholders and regulatory clearance, which may impose conditions that could adversely affect us or cause the Endeavor Acquisition not to be completed.

On February 11, 2024, we entered into the Merger Agreement to acquire Endeavor. The Endeavor Acquisition is subject to a number of conditions to closing as specified in the Merger Agreement. These closing conditions include, among others, (i) the approval of the issuance of our common stock in the first merger by our stockholders; (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the absence of any injunction, order, decree or law preventing, prohibiting or making illegal the consummation of the first merger; (iv) the authorization for listing on the Nasdaq of the shares of our common stock to be issued in the first merger; (v) with respect to each party, (a) the accuracy of the other party’s representations and warranties, subject to specified materiality qualifications, (b) compliance by the other party with its covenants in the Merger Agreement in all material respects, and (c) the absence of a “Material Adverse Effect” (as defined in the Merger Agreement) with respect to the other party since the date of the Merger Agreement that is continuing; and (vi) in the case of Endeavor, the receipt of an opinion of tax counsel that the Endeavor Acquisition will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

No assurance can be given that the required stockholder approval and regulatory clearance will be obtained or that the other required conditions to closing will be satisfied, and, if all required approvals and regulatory clearance are obtained and the required conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such approvals and clearance, including whether any required conditions will materially adversely affect the combined company following the acquisition. Any delay in completing the Endeavor Acquisition could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we and Endeavor expect to achieve if the Endeavor Acquisition is successfully completed within its expected time frame. We can provide no assurance that these conditions will not result in the abandonment or delay of the acquisition. The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations and the trading price of our common stock.

The termination of the Merger Agreement could negatively impact our business or result in our having to pay a termination fee.

If the Endeavor Acquisition is not completed for any reason, including as a result of a failure to obtain the required approval from our stockholders, our ongoing business may be adversely affected and, without realizing any of the expected benefits of having completed the Endeavor Acquisition, we would be subject to a number of risks, including the following: (i) we may experience negative reactions from the financial markets, including negative impacts on our stock price; (ii) we may experience negative reactions from our commercial and vendor partners and employees; and (iii) we will be required to pay our costs relating to the Endeavor Acquisition, such as financial advisory, legal, financing and accounting costs and associated fees and expenses, whether or not the Endeavor Acquisition is completed.

Additionally, we are required to pay Endeavor a termination fee of $1.4 billion if the Merger Agreement is terminated by (i) Endeavor because our board of directors has made an adverse change to its recommendation that the our stockholders vote in favor of the issuance of our common stock in the Endeavor Acquisition or (ii) if either party terminates the Merger Agreement because our stockholders fail to approve the issuance of our common stock in the Endeavor Acquisition and, immediately prior to the failed vote, Endeavor would have been entitled to terminate the Merger Agreement because our board of directors had made an adverse change to its recommendation in favor of the issuance of our common stock in the Endeavor Acquisition. If the Merger Agreement is terminated under certain specified circumstances and, within 12 months following such termination, we consummate or enter into an alternative acquisition transaction, we are required to pay the termination fee to Endeavor. Additionally, if the Merger Agreement is terminated because our stockholders fail to approve the issuance of our stock in the Endeavor Acquisition and the termination fee is not payable in connection with such termination, we are required to reimburse Endeavor for its transaction related expenses, subject to a cap of $260 million. The payment of this reimbursement will reduce any termination fee that is subsequently payable by us.

Whether or not the Endeavor Acquisition is completed, the announcement and pendency of the Endeavor Acquisition could cause disruptions in our business, which could have an adverse effect on our business and financial results.

Whether or not the Endeavor Acquisition is completed, the announcement and pendency of the Endeavor Acquisition could cause disruptions in our business. Specifically: (i) our and Endeavor’s current and prospective employees will experience uncertainty about their future roles with the combined company, which might adversely affect the two companies’ abilities to retain key managers and other employees; (ii) uncertainty regarding the completion of the Endeavor Acquisition may cause our and Endeavor’s commercial and vendor partners or others that deal with us or Endeavor to delay or defer certain business decisions or to decide to seek to terminate, change or renegotiate their relationships with us or Endeavor, which could negatively affect our respective revenues, earnings and cash flows; (iii) the Merger Agreement restricts us and our subsidiaries from taking specified actions during the pendency of the Merger without Endeavor’s consent, which may prevent us from making appropriate changes to our business or organizational structure or prevent us from pursuing attractive business opportunities or strategic transactions that may arise prior to the completion of the Endeavor Acquisition; and (iv) the attention of our and Endeavor’s management may be directed toward the completion of the Endeavor Acquisition as well as integration planning, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to our business.

We have and will continue to divert significant management resources in an effort to complete the Endeavor Acquisition and are subject to restrictions contained in the Merger Agreement on the conduct of our business. If the Endeavor Acquisition is not completed, we will have incurred significant costs, including the diversion of management resources, for which we will have received little or no benefit.

Combining our business with Endeavor’s may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated benefits of the Endeavor Acquisition, which may adversely affect the combined company’s business results and negatively affect the value of the combined company’s common stock.

The success of the Endeavor Acquisition will depend on, among other things, the ability of the two companies to combine their businesses in a manner that facilitates growth opportunities and realizes expected cost savings. The combined company may encounter difficulties in integrating our and Endeavor’s businesses and realizing the anticipated benefits of the Endeavor Acquisition. The combined company must achieve the anticipated improvement in free cash flow generation and returns and achieve the planned cost savings without adversely affecting current revenues or compromising the disciplined investment philosophy for future growth. If the combined company is not able to successfully achieve these objectives, the anticipated benefits of the Endeavor Acquisition may not be realized fully, or at all, or may take longer to realize than expected.

The Endeavor Acquisition involves the combination of two companies which currently operate, and until the completion of the Endeavor Acquisition will continue to operate, as independent companies. There can be no assurances that our respective businesses can be integrated successfully. It is possible that the integration process could result in the loss of key employees from both companies; the loss of commercial and vendor partners; the disruption of our, Endeavor’s or both companies’ ongoing businesses; inconsistencies in standards, controls, procedures and policies; unexpected integration issues; higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. The combined company will be required to devote management attention and resources to integrating its business practices and operations, and prior to the Endeavor Acquisition, management attention and resources will be required to plan for such integration. An inability to realize the full extent of the anticipated benefits of the Endeavor Acquisition and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of the common stock of the combined company. In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. There are a large number of processes, policies, procedures, operations and technologies and systems that must be integrated in connection with the Endeavor Acquisition and the integration of Endeavor’s business. Although we expect that the elimination of duplicative costs, strategic benefits, and additional income, as well as the realization of other efficiencies related to the integration of the business, may offset incremental transaction and Endeavor Acquisition-related costs over time, any net benefit may not be achieved in the near term or at all. If we and Endeavor are not able to adequately address integration challenges, we may be unable to successfully integrate operations or realize the anticipated benefits of the integration of the two companies.

We also expect to incur significant additional indebtedness in connection with the Endeavor Acquisition, which indebtedness may limit our operating or financial flexibility relative to our current position and make it difficult to satisfy our obligations with respect to our other indebtedness.

We will incur debt to finance all or a portion of the cash consideration for the Endeavor Acquisition and to repay certain existing indebtedness of Endeavor. Our increased level of debt in connection with this debt financing could have negative consequences on us and the combined company, including, among other things, (i) requiring us, and the combined company, to dedicate a larger portion of cash flow from operations to servicing and repayment of the debt, (ii) reducing funds available for strategic initiatives and opportunities, working capital and other general corporate needs, (iii) limiting our, and the combined company’s, ability to incur additional indebtedness, which could restrict its flexibility to react to changes in its business, its industry and economic condition and (iv) placing us, and the combined company, at a competitive disadvantage compared to our competitors that have less debt. See also the risks discussed above under “—Risks Related to Our Indebtedness.”

The market value of our common stock could decline if large amounts of our common stock are sold following the Endeavor Acquisition.

If the Endeavor Acquisition is consummated, we will issue 117.27 million shares of our common stock to Endeavor’s equityholders, and as a result, the Endeavor Stockholders are expected to hold, at closing, approximately 39.5% of our outstanding common stock. At closing, we will enter into the Stockholders Agreement with the Endeavor Stockholders that will, among other things, provide the Endeavor Stockholders with certain shelf, demand and piggyback registration rights. While the Endeavor Stockholders will be subject to a lock-up with respect to 90% of the shares of our common stock issued in the Endeavor Acquisition, the lock-up will apply to 66.6% and 33.3% of the shares issued in the Endeavor Acquisition following the six and twelve month anniversaries, respectively, of the closing and will terminate following the eighteen month anniversary of the closing. Endeavor Stockholders may decide not to hold shares of our common stock that they will receive in the Endeavor Acquisition, and Endeavor Stockholders may decide to reduce their investment in us following the Endeavor Acquisition. Such sales of our common stock or the perception that these sales may occur, could have the effect of depressing the market price for our common stock.

Following the closing of the Endeavor Acquisition, the Endeavor Stockholders will have the ability to significantly influence our business, and their interest in our business may be different from that of other stockholders.

As a result of the Endeavor Acquisition, Endeavor’s Stockholders are expected to hold, at closing, approximately 39.5% of our outstanding common stock. The Stockholders Agreement will provide the Endeavor Stockholders with the right to propose for nomination four directors for election to our board of directors if they beneficially own at least 25% of the outstanding shares of our common stock, two directors if they beneficially own at least 20% but less than 25% of the outstanding shares of our common stock, and one director if they beneficially own at least 10% but less than 20% of the outstanding shares of our common stock, in each case subject to certain qualification requirements for such directors. We will not be permitted to take certain actions without the consent of the holders of a majority of the shares of our common stock held by the Endeavor Stockholders. The Endeavor Stockholders level of ownership and influence may make some transactions (such as those involving mergers, material share issuances or changes in control) more difficult or impossible without the support of the Endeavor Stockholders, which in turn could adversely affect the market price of our shares of common stock or prevent our shareholders from realizing a premium over the market price for their shares of our common stock. The interests of the Endeavor Stockholders may conflict with the interests of other stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management Strategy

We have implemented and invested in, and will continue to implement and invest in, controls, procedures and protections (including internal and external personnel) that are designed to protect our systems, identify and remediate on a regular basis vulnerabilities in our systems and related infrastructure and monitor and mitigate the risk of data loss and other cybersecurity threats. We have engaged third-party consultants to conduct penetration testing and risk assessments. Our cybersecurity program is informed by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and measured by the Maturity and Risk Assessment Ratings associated with the NIST Cybersecurity Framework and the Capability Maturity Model Integration.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls, and (iii) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test, train or otherwise assist with aspects of our security controls;
•security tools deployed in the IT environment for protection against and monitoring for suspicious activity;
•cybersecurity awareness training of our employees, including incident response personnel and senior management;
•cybersecurity tabletop exercises for members of our cybersecurity incident response team and legal department;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors.

Cybersecurity Governance

Our cybersecurity governance program is led by the Vice President and Chief Information Officer, with support from the internal information technology department. The Vice President and Chief Information Officer has over 20 years of technological leadership experience in the oil and gas industry, providing oversight of all information technology disciplines, including cybersecurity, networking, infrastructure, applications, and data management and protection. The Vice President and Chief Information Officer and his team, which consists of individuals who hold designations as Certified Information Systems Security Professional (CISSP), Certified Information Systems Auditor (CISA), CompTIASecurity+, and Department of Defense (DoD)-Cybersecurity General, are responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. In addition, our cybersecurity incident response team is responsible for responding to cybersecurity incidents in accordance with our Computer Security Incident Response Plan. Progress and developments in our cybersecurity governance program are communicated to members of the executive team. The audit committee of the board of directors receives quarterly updates on the status of our cybersecurity governance program, including as related to new or developing initiatives and any security incidents that may occur. Board members receive presentations on cybersecurity topics from the Vice President and Chief Information Officer as part of the board’s continuing education on topics that impact public companies. Further, our code of business conduct and ethics expects all employees to safeguard our electronic communications systems and related technologies from theft, fraud, unauthorized access, alteration or other damage and requires them to report any cyberattacks or incidents, improper access or theft to our Chief Legal and Administrative Officer and the Vice President and Chief Information Officer. Our cybersecurity governance program also includes processes to assess cybersecurity risks related to third-party vendors and suppliers.

Risks from cybersecurity threats have not materially affected, and are not currently anticipated to materially affect, our Company, including our business strategy, results of operations or financial condition. See, however, Item 1A. Risk Factors of this report for additional information regarding cybersecurity risks we face and their potential impact on our business strategy, results of operations and financial condition.

ITEM 3. LEGAL PROCEEDINGS

We are a party to various routine legal proceedings, disputes and claims arising in the ordinary course of our business, including those that arise from interpretation of federal and state laws and regulations affecting the natural gas and crude oil industry, personal injury claims, title disputes, royalty disputes, contract claims, employment claims, claims alleging violations of antitrust laws, contamination claims relating to oil and natural gas exploration and development and environmental claims, including claims involving assets previously sold to third parties and no longer part of our current operations. While the ultimate outcome of the pending proceedings, disputes or claims, and any resulting impact on us, cannot be predicted with certainty, we believe that none of these matters, if ultimately decided adversely, will have a material adverse effect on our financial condition, results of operations or cash flows. For additional information regarding environmental matters, see Note 15—Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data of this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Listing and Holders of Record
Our common stock is listed on the Nasdaq Global Select Market under the symbol “FANG”. There were 5,207 holders of record of our common stock on February 16, 2024.

Dividend Policy

Future base and variable dividends are at the discretion of our board of directors, and the board of directors may change the dividend amount from time to time based on the Company's outlook for commodity prices, liquidity, debt levels, capital resources, free cash flow and other factors. Beginning in the first quarter of 2024, our board of directors has approved a reduction in our return of capital commitment to our shareholders to at least 50% from 75% of our quarterly free cash flow through repurchases under our share repurchase program, base dividends and variable dividends. Our board of directors intends to continue the payment of dividends to the holders of the Company’s common stock in the future; however, the Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount or type of any future dividends. Our board of directors’ determination with respect to any such dividends, whether base or variable, including the record date, the payment date and the actual amount of the dividend, will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the board deems relevant at the time of such determination.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

Our common stock repurchase activity for the three months ended December 31, 2023 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)(4)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(3)(4)
	($ In millions, except per share amounts, shares in thousands)
October 1, 2023 - October 31, 2023	226	$147.27	218	$1,731
November 1, 2023 - November 30, 2023	99	$149.88	99	$1,716
December 1, 2023 - December 31, 2023	556	$148.31	556	$1,634
Total	881	$148.22	873
(1)Includes 8,495 shares of common stock repurchased from executives in order to satisfy tax withholding requirements. Such shares are cancelled and retired immediately upon repurchase.
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

Stock Performance Graph

The following performance graph includes a comparison of our cumulative total stockholder return over a five-year period with the cumulative total returns of the Standard & Poor’s 500 Stock Index, or the S&P 500 Index, and the SPDR S&P Oil & Gas Exploration and Production ETF, or XOP Index. The graph assumes an investment of $100 on December 31, 2018, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Dollars
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
2018
2019
2020
2021
2022
2023
Diamondback Energy, Inc.
S&P 500
XOP

	As of December 31,
Calculated Values	2018	2019	2020	2021	2022	2023
Diamondback Energy, Inc.	$100.00	$100.91	$54.49	$123.93	$167.93	$200.88
S&P 500	$100.00	$131.47	$155.65	$200.29	$163.98	$207.04
XOP	$100.00	$90.56	$57.67	$96.18	$139.78	$144.74

ITEM 6. [RESERVED.]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto in Item 8. Financial Statements and Supplementary Data of this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs, and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors discussed further in Item 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Statements of this report.

Overview

We are an independent oil and natural gas company focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves primarily in the Permian Basin in West Texas. As of December 31, 2023, we have one reportable segment, the upstream segment. See Note 1—Description of the Business and Basis of Presentation and Note 17—Segment Information in Item 8. Financial Statements and Supplementary Data of this report for further discussion.

2023 Financial and Operating Highlights

•We recorded net income of $3.1 billion.
•Increased our annual base dividend to $3.60 per share of common stock, paid dividends to stockholders of $1.4 billion during 2023 and declared a combined base and variable dividend payable in the first quarter of 2024 of $3.08 per share of common stock.
•Repurchased $838 million of our common stock, leaving approximately $1.6 billion available for future purchases under our common stock repurchase program at December 31, 2023.
•Our cash operating costs were $10.90 per BOE, including lease operating expenses of $5.34 per BOE, cash general and administrative expenses of $0.59 per BOE and production and ad valorem taxes and gathering, processing and transportation expenses of $4.97 per BOE.
•Redeemed or repurchased an aggregate of $140 million in principal amount of our 5.250% Senior Notes due 2023, 3.250% Senior Notes due 2026 and 3.500% Senior Notes due 2029.
•Our average production was 447,707 MBOE/d.
•Drilled 350 gross horizontal wells (including 315 in the Midland Basin and 35 in the Delaware Basin).
•Turned 310 gross operated horizontal wells (including 263 in the Midland Basin and 47 in the Delaware Basin) to production.
•As of December 31, 2023, we had approximately 493,769 net acres, which primarily consisted of 349,707 net acres in the Midland Basin and 143,742 net acres in the Delaware Basin. As of December 31, 2023, we had an estimated 7,905 gross horizontal locations that we believe to be economic at $50.00 per Bbl WTI. In addition, our publicly traded subsidiary, Viper, owns mineral interests underlying approximately 1,197,638 gross acres and 34,217 net royalty acres in the Permian Basin. We operate approximately 49% of these net royalty acres.
•Incurred capital expenditures, excluding acquisitions, of $2.7 billion.

2023 Transactions and Recent Developments

Acquisitions

On November 1, 2023, Viper closed on the GRP Acquisition, which included 4,600 net royalty acres in the Permian Basin, plus an additional 2,700 net royalty acres in other major basins in exchange for approximately 9.02 million Viper common units and $760 million in cash, including customary closing adjustments.

On September 1, 2023, we contributed the Deep Blue Water Assets with a net carrying value of $692 million in exchange for $516 million in cash, a 30% equity ownership and voting interest in the newly formed Deep Blue joint venture and certain contingent consideration.

On January 31, 2023, we closed on the Lario Acquisition, which included approximately 25,000 gross (16,000 net) acres in the Midland Basin and certain related oil and gas assets in exchange for 4.33 million shares of our common stock and $814 million, including certain customary post-closing adjustments.

Divestitures

On July 28, 2023, we divested our 43% limited liability company interest in OMOG for $225 million in cash received at closing and recorded a gain on the sale of equity method investments of approximately $35 million in the third quarter of 2023 that was included in the caption “Other income (expense), net” on the consolidated statement of operations.

On April 28, 2023, we divested non-core assets with an unrelated third-party buyer consisting of approximately 19,000 net acres in Glasscock County for total consideration of $269 million, including customary post-closing adjustments.

On March 31, 2023, we divested non-core assets consisting of approximately 4,900 net acres in Ward and Winkler counties to unrelated third-party buyers for $72 million in net cash proceeds, including customary post-closing adjustments.

On January 9, 2023, we divested our 10% non-operating equity investment in Gray Oak for $172 million in cash proceeds and recorded a gain on the sale of equity method investments of approximately $53 million in the first quarter of 2023 that was included in “Other income (expense), net” on the consolidated statement of operations.

See Note 4—Acquisitions and Divestitures in Item 8. Financial Statements and Supplementary Data of this report for further discussion of our acquisitions and divestitures.

Recent Developments

On February 11, 2024, we entered into the Merger Agreement to acquire Endeavor for consideration consisting of a base cash amount of $8.0 billion, subject to adjustments under the terms of the Merger Agreement, and approximately 117.27 million shares of our common stock. The Endeavor Acquisition is expected to close in the fourth quarter of 2024, subject to the satisfaction or waiver of customary closing conditions, including the approval of the issuance of our common stock in the Endeavor Acquisition by our stockholders and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. As a result of the Endeavor Acquisition, the Endeavor Stockholders are expected to hold, at closing, approximately 39.5% of our outstanding common stock.

See Note 16—Subsequent Events in Item 8. Financial Statements and Supplementary Data of this report for further discussion of the Endeavor Acquisition.

Commodity Prices and Inflation

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Regional and worldwide economic activity, including any economic downturn or recession that has occurred or may occur in the future, extreme weather conditions and other substantially variable factors, influence market conditions for these products. These factors are beyond our control and are difficult to predict. During 2023, 2022 and 2021 the NYMEX WTI prices averaged $77.60, $94.33 and $68.11 per Bbl, respectively, and the NYMEX Henry Hub prices averaged $2.66, $6.54 and $3.71 per MMBtu, respectively. The war in Ukraine and the Israel-Hamas war, rising interest rates, global supply chain disruptions, concerns about a potential economic downturn or recession and measures to combat persistent inflation and instability in the financial sector have contributed to recent economic and pricing volatility and may continue to impact pricing throughout 2023. Although the impact of inflation on our business has been insignificant in prior periods, inflation in the U.S. has been rising at its fastest rate in over 40 years, creating inflationary pressure on the cost of services, equipment and other goods in the energy industry and other sectors, which is contributing to labor and materials shortages across the supply-chain. Additionally, OPEC and its non-OPEC allies, known collectively as OPEC+, continues to meet regularly to evaluate the state of global oil supply, demand and inventory levels.

Outlook

During 2023, we had total capital expenditures of $2.7 billion, which was consistent with our guidance presented in November 2023. In 2024, we expect to maintain flat production throughout the year with less capital and activity than 2023, thereby promoting our commitment to capital efficiency. Beginning in the first quarter of 2024, our board of directors approved a reduction to our return of capital commitment to our shareholders to at least 50% from 75% of our quarterly free cash flow (as defined in “—Capital Requirements”). Because we will add debt to fund the cash portion of the Endeavor Acquisition, we are going to allocate more free cash flow to pay down our debt, with a near-term goal to get pro forma net debt below $10 billion through free cash flow generation and potential non-core asset sales. Our long-term priority is to return cash to stockholders, and we believe using free cash flow to pay down newly-added debt is in the best long-term interest of our stockholders.

In the Midland Basin, we continued to have positive results across our core development areas located within Midland, Martin, Howard, Glasscock and Andrews counties, where development has primarily focused on drilling long-lateral, multi-well pads targeting the Spraberry and Wolfcamp formations.

In the Delaware Basin, we continued to target the Wolfcamp and Bone Spring formations across our primary development areas located in Pecos, Reeves and Ward counties. Collectively, the Delaware Basin accounted for approximately 15% of our total development in 2023, and we expect a similar portion of our total development to be focused in these areas in 2024.

As of December 31, 2023, we were operating 15 drilling rigs and four completion crews and currently intend to operate between 12 and 15 drilling rigs and between three and four completion crews in 2024 on average across our current acreage position in the Midland and Delaware Basins.

We have currently budgeted 2024 total capital spend of $2.30 billion to $2.55 billion, which at the midpoint is a reduction of 10% year over year due to a combination of lower well costs and lower activity expected in 2024. We expect to drill approximately 275 wells and turn approximately 310 wells to production, with almost 30% of those wells expected to be turned to production in the first quarter of 2024. Should commodity prices weaken, we intend to act responsibly and, consistent with our prior practices, reduce capital spending. If commodity prices strengthen, we intend to maintain flat oil production, pay down indebtedness and return cash to our stockholders.

Environmental Responsibility Initiatives and Highlights

In September 2022, we announced our medium-term goal to reduce Scope 1 and Scope 2 greenhouse gas (“GHG”) intensity by at least 50% from our 2020 level by 2030. In May 2022, we announced our short-term goal to implement continuous emission monitoring systems (“CEMS”) on our facilities to cover at least 90% of operated oil production by the end of 2023. As of December 31, 2023, we had installed CEMS that cover approximately 96% of our operated oil production.

In September 2021, we announced our near-term goal to end routine flaring (as defined by the World Bank) by 2025 and a near-term target to source over 65% of our water used for drilling and completion operations from recycled sources by 2025. For the full year ended 2023, we flared approximately 3.4% of our gross natural gas production and sourced approximately 73% of our water used for drilling and completion operations from recycled sources.

In February 2021, we announced significant enhancements to our commitment to environmental, social responsibility and governance, or ESG, performance and disclosure, including Scope 1 and methane emission intensity reduction targets. Our goals include the reduction of our Scope 1 greenhouse gas intensity by at least 50% and methane intensity by at least 70%, in each case by 2024 from the 2019 levels. To further underscore our commitment to carbon neutrality, we have also implemented our “Net Zero Now” initiative under which, effective January 1, 2021, we strive to produce every hydrocarbon molecule with zero net Scope 1 emissions. To the extent our greenhouse gas and methane intensity targets do not eliminate our carbon footprint, we have purchased carbon credits to offset the remaining emissions. ESG metrics represent 25% of our annual short-term incentive compensation plan to motivate our executives and our employees to advance our environmental responsibility goals.

2024 Guidance

The following table presents our current estimates of certain financial and operating results for the full year of 2024, as well as production and cash tax guidance for the first quarter of 2024:

2024 Guidance
Net production - MBOE/d	458 - 466
Oil production - MBO/d	270 - 275
Q1 2024 oil production - MBO/d (total - MBOE/d)	270 - 274 (458 - 464)

(Unit costs $/BOE):
Lease operating expenses, including workovers	$6.00 - $6.50
General and administrative expenses - cash	$0.55 - $0.65
Non-cash stock-based compensation	$0.40 - $0.50
Depreciation, depletion, amortization and accretion	$10.50 - $11.50
Interest expense (net of interest income)	$1.05 - $1.25
Gathering, processing and transportation	$1.80 - $2.00

Production and ad valorem taxes (% of revenue)	~7%
Corporate tax rate (% of pre-tax income)	23%
Cash tax rate (% of pre-tax income)	15% - 18%
Q1 2024 cash taxes (in millions)	$150 - $190

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

For a discussion of the results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021, please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 (filed with the SEC on February 23, 2023), which is incorporated in this report by reference from such prior report on Form 10-K.

The following table sets forth selected historical operating data for the periods indicated:

	Year Ended December 31,
	2023	2022
Revenues (in millions):
Oil sales	$7,279	$7,660
Natural gas sales	262	858
Natural gas liquid sales	687	1,048
Total oil, natural gas and natural gas liquid revenues	$8,228	$9,566

Production Data:
Oil (MBbls)	96,176	81,616
Natural gas (MMcf)	198,117	176,376
Natural gas liquids (MBbls)	34,217	29,880
Combined volumes (MBOE)(1)	163,413	140,892

Daily oil volumes (BO/d)	263,496	223,605
Daily combined volumes (BOE/d)	447,707	386,005

Average Prices:
Oil ($ per Bbl)	$75.68	$93.85
Natural gas ($ per Mcf)	$1.32	$4.86
Natural gas liquids ($ per Bbl)	$20.08	$35.07
Combined ($ per BOE)	$50.35	$67.90

Oil, hedged ($ per Bbl)(2)	$74.72	$86.76
Natural gas, hedged ($ per Mcf)(2)	$1.48	$4.12
Natural gas liquids, hedged ($ per Bbl)(2)	$20.08	$35.07
Average price, hedged ($ per BOE)(2)	$49.98	$62.85
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following table provides information on the mix of our production for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Oil (MBbls)	59%	58%
Natural gas (MMcf)	20%	21%
Natural gas liquids (MBbls)	21%	21%
	100%	100%

See Items 1 and 2. Business and Properties—Oil and Natural Gas Data—Oil and Natural Gas Production and Price History of this report for further discussion of production by basin.

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.
Our oil, natural gas and natural gas liquids revenues decreased by approximately $1.3 billion, or 14%, to $8.2 billion for the year ended December 31, 2023 from $9.6 billion for the year ended December 31, 2022, primarily due to a reduction of $3.0 billion attributable to lower average prices received for our oil production and to a lesser extent, our natural gas and natural gas liquids production. The decrease from lower average prices was partially offset by an increase of $1.7 billion attributable to the 16% growth in our combined volumes. Approximately 65% of the growth in combined production volumes is attributable to the FireBird Acquisition and the Lario Acquisition, with the remainder primarily attributable to new wells drilled on previously existing acreage.

Net Sales of Purchased Oil. Beginning in the third quarter of 2023, we entered into purchase transactions with third parties and separate sale transactions with third parties to satisfy certain of our unused oil pipeline capacity commitments.

The following table presents the net sales of purchased oil from third parties for the year ended December 31, 2023 and 2022:

	Year Ended December 31,
(In millions)	2023	2022
Sales of purchased oil	$111	$—
Purchased oil expense	111	—
Net sales of purchased oil	$—	$—

Other Revenues. The following table shows the other insignificant revenues for the year ended December 31, 2023 and 2022:

	Year Ended December 31,
(In millions)	2023	2022
Other operating income	$73	$77

Lease Operating Expenses. The following table shows lease operating expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$872	$5.34	$652	$4.63

Lease operating expenses increased by $220 million, or $0.71 per BOE for the year ended December 31, 2023 as compared to the same period in 2022. The increase primarily consists of (i) $119 million in lease operating expenses incurred on production volumes from the FireBird Acquisition and the Lario Acquisition, (ii) $33 million in additional costs incurred for water services as a result of divesting the Deep Blue Water Assets in the third quarter of 2023, and (iii) increases in other individually insignificant costs due primarily to inflationary pressures.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023			2022
(In millions, except per BOE amounts)	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue
Production taxes	$380	$2.32	4.6%	$483	$3.43	5.0%
Ad valorem taxes	145	0.89	1.8	128	0.91	1.3
Total production and ad valorem expense	$525	$3.21	6.4%	$611	$4.34	6.3%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of production revenues decreased slightly for the year ended December 31, 2023 compared to the same period in 2022, primarily due to a decrease in natural gas and natural gas liquids sales, which have a higher production tax rate.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes for the year ended December 31, 2023 compared to the same period in 2022 increased by $17 million, which consisted of $20 million in additional ad valorem taxes for properties acquired in the FireBird Acquisition and the Lario Acquisition, partially offset by a decrease in tax rates for multiple taxing authorities.

Gathering, Processing and Transportation Expense. The following table shows gathering, processing and transportation expense for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering, processing and transportation	$287	$1.76	$258	$1.83

The increase in gathering, processing and transportation expenses for the year ended December 31, 2023 compared to the same period in 2022 is primarily attributable to the growth in production volumes discussed above. The rate per BOE decreased between periods primarily due to the 2022 period including additional fees incurred on minimum volume commitments.

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion and amortization expense for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(In millions, except BOE amounts)	2023	2022
Depletion of proved oil and natural gas properties	$1,669	$1,250
Depreciation of other property and equipment	56	77
Other amortization	6	3
Asset retirement obligation accretion	15	14
Depreciation, depletion, amortization and accretion expense	$1,746	$1,344
Oil and natural gas properties depletion rate per BOE	$10.21	$8.87
Depreciation, depletion, amortization and accretion per BOE	$10.68	$9.54

The increase in depletion of proved oil and natural gas properties of $419 million for the year ended December 31, 2023 as compared to the same period in 2022 resulted primarily from (i) $129 million in additional depletion on production from the FireBird Acquisition and the Lario Acquisition, (ii) $71 million from the increase in other production volumes, and (iii) $219 million due to an increase in the depletion rate resulting from the addition of leasehold costs and reserves from the FireBird Acquisition, the Lario Acquisition and the GRP Acquisition.

General and Administrative Expenses. The following table shows general and administrative expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023		2022
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$96	$0.59	$89	$0.63
Non-cash stock-based compensation	54	0.33	55	0.39
Total general and administrative expenses	$150	$0.92	$144	$1.02

The increase in general and administrative expenses for the year ended December 31, 2023 compared to the same period in 2022 was primarily due to $6 million in additional professional services and legal costs in the current year and to a lesser extent, additional payroll and other employee driven costs.

Other Operating Costs and Expenses. The following table shows the other operating costs and expenses for the year ended December 31, 2023 and 2022:

	Year Ended December 31,
(In millions)	2023	2022
Merger and integration expenses	$11	$14
Other operating expenses	$140	$112

The increase in other operating expenses for the year ended December 31, 2023 compared to the same period in 2022 primarily resulted from additional midstream services expenses incurred for activity on leasehold acreage obtained in the FireBird Acquisition and Lario Acquisition.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash received (paid) on settlements of derivative instruments for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(In millions)	2023	2022
Gain (loss) on derivative instruments, net	$(259)	$(586)
Net cash received (paid) on settlements(1)	$(110)	$(850)
(1)The year ended December 31, 2022 includes cash paid on commodity contracts terminated prior to their contractual maturity of $138 million.

We recorded losses on our derivative instruments for the years ended December 31, 2023 and 2022 primarily due to market prices being higher than the strike prices on our derivative contracts.

See Note 12—Derivatives in Item 8. Financial Statements and Supplementary Data of this report for further details regarding our derivative instruments and interest rate swaps.

Other Income (Expense). The following table shows other income and expenses for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(In millions)	2023	2022
Interest expense, net	$(175)	$(159)
Other income (expense), net	$68	$(5)
Gain (loss) on extinguishment of debt	$(4)	$(99)
Income (loss) from equity investments, net	$48	$77

The increase in net interest expense for the year ended December 31, 2023 compared to the same period in 2022, reflects (i) a net increase of $62 million in interest expense on our senior notes which consisted of $108 million in additional interest costs on senior notes issued during 2023 and 2022, partially offset by a reduction of $46 million from the impact of retirements of various other senior notes in 2023 and 2022, and (ii) an $11 million increase in interest expense on our and

Viper’s revolving credit facilities due primarily to higher weighted average interest rates and borrowings to fund the cash portion of acquisitions and other corporate expenses. These increases were partially offset by a $47 million increase in capitalized interest costs, which reduce interest expense, and other insignificant reductions in interest income and the amortization of debt issuances costs and discounts.

Other income (expense), net for the year ended December 31, 2023 includes a $53 million gain on the sale of our equity method investment in Gray Oak and a $35 million gain on the sale of our equity method investment in OMOG as discussed further in Note 4—Acquisitions and Divestitures in Item 8. Financial Statements and Supplementary Data of this report, partially offset by various other insignificant expenses.

Gain (loss) on extinguishment of debt reflects the difference between the carrying value and reacquisition price for the repurchases and redemptions of various senior notes during the 2023 and 2022 periods.

See Note 8—Debt in Item 8. Financial Statements and Supplementary Data of this report for further details regarding outstanding borrowings, interest expense and gain (loss) on extinguishment of debt.

The decrease in income from our equity investments primarily reflects a reduction of $19 million due to the sale of Gray Oak in January 2023 and an $18 million decrease in income from the WTG joint venture in 2023 compared to 2022, primarily due to lower commodity prices in 2023. This was slightly offset by a $5 million increase in income from the Wink to Webster Pipeline and a $2 million increase in net income from the Deep Blue equity method investment acquired in September 2023. See Note 7—Equity Method Investments and Related Party Transactions in Item 8. Financial Statements and Supplementary Data of this report for further discussion.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(In millions)	2023	2022
Provision for (benefit from) income taxes	$912	$1,174

The change in our income tax provision for the year ended December 31, 2023 compared to the same period in 2022 was primarily due to the decrease in pre-tax income resulting largely from the decline in revenues from oil, natural gas and natural gas liquids and was partially offset by the discrete income tax benefit recognized for the year ended December 31, 2022 related to a reduction in Viper’s valuation allowance against its deferred tax assets. See Note 11—Income Taxes in Item 8. Financial Statements and Supplementary Data of this report for further discussion of our income tax expense.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

Historically, our primary sources of liquidity have included cash flows from operations, proceeds from our public equity offerings, borrowings under our revolving credit facility, proceeds from the issuance of senior notes and sales of non-core assets. Our primary uses of capital have been for the acquisition, development and exploration of oil and natural gas properties and repayment of debt and returning capital to stockholders. At December 31, 2023, we had approximately $2.2 billion of liquidity consisting of $556 million in standalone cash and cash equivalents and $1.6 billion available under our credit facility. As discussed below, our capital budget for 2024 is $2.30 billion to $2.55 billion. As of December 31, 2023, we have no debt maturities until 2026.

Future cash flows are subject to a number of variables, including the level of oil and natural gas production and volatility of commodity prices. Further, significant additional capital expenditures will be required to more fully develop our properties. Prices for our commodities are determined primarily by prevailing market conditions, regional and worldwide economic activity, weather and other substantially variable factors. These factors are beyond our control and are difficult to predict. See Item 1A. Risk Factors of this report above. In order to mitigate this volatility, we enter into derivative contracts with a number of financial institutions, all of which are participants in our credit facility, to economically hedge a portion of our estimated future crude oil and natural gas production as discussed further in Note 12—Derivatives in Item 8. Financial Statements and Supplementary Data and Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk of this report. The level of our hedging activity and duration of the financial instruments employed depend on our desired cash flow protection, available hedge prices, the magnitude of our capital program and our operating strategy.

Cash Flow

Our cash flows for the years ended December 31, 2023 and 2022 are presented below:

	Year Ended December 31,
	2023	2022
	(In millions)
Net cash provided by (used in) operating activities	$5,920	$6,325
Net cash provided by (used in) investing activities	(3,323)	(3,330)
Net cash provided by (used in) financing activities	(2,176)	(3,503)
Net change in cash	$421	$(508)

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

The decrease in operating cash flows for the year ended December 31, 2023 compared to the same period in 2022 primarily resulted from (i) a decrease of $1.2 billion in total revenue, and (ii) an increase in our cash operating expenses of approximately $306 million. These were partially offset by (i) a reduction of $740 million in net cash paid on settlements of derivative contracts, (ii) a reduction of $366 million in cash paid for taxes, and (iii) fluctuations in other working capital balances due primarily to the timing of when collections were made on accounts receivable, including taxes receivable, and payments made on accounts payable. See “—Results of Operations” for discussion of significant changes in our revenues and expenses.

Investing Activities

The majority of our net cash used for investing activities during the year ended December 31, 2023 and 2022 was for drilling and completion costs in conjunction with our development program as well as the purchase of oil and gas properties including the Lario Acquisition and GRP Acquisition. These cash outflows were partially offset by proceeds received from the divestitures of various oil and gas properties and other assets, which are discussed further in Note 4—Acquisitions and Divestitures in Item 8. Financial Statements and Supplementary Data of this report.

Capital Expenditure Activities

Our capital expenditures excluding acquisitions and equity method investments (on a cash basis) were as follows for the specified period:

	Year Ended December 31,
	2023	2022
	(In millions)
Drilling, completions and non-operated additions to oil and natural gas properties	$2,429	$1,685
Infrastructure additions to oil and natural gas properties	153	169
Additions to midstream assets	119	84
Total	$2,701	$1,938

For further discussion regarding our development program, please see Items 1 and 2. Business and Properties—Oil and Natural Gas Data—Wells Drilled and Completed in 2023 of this report.

Financing Activities

During the year ended December 31, 2023, net cash used in financing activities was primarily attributable to (i) $1.4 billion of dividends paid to stockholders as we continued our return of capital program, (ii) $935 million of repurchases as part of the Diamondback and Viper share repurchase programs, (iii) $134 million paid for the retirement of principal outstanding on certain senior notes, and (iv) $129 million in distributions to non-controlling interest. These cash outflows were partially offset by $394 million in net proceeds from the issuance of the Viper 2031 Notes and an additional $111 million in borrowings under credit facilities, net of repayments.

Net cash used in financing activities for the year ended December 31, 2022 was primarily attributable to (i) $2.4 billion paid for the retirement of outstanding principal on certain senior notes, as well as $63 million of additional premiums paid in connection with the repurchases, (ii) $1.3 billion of repurchases as part of the share and unit repurchase programs, (iii) $1.6 billion of dividends paid to stockholders, and (iv) $217 million in distributions to non-controlling interest. The cash outflows were partially offset by (i) $2.5 billion in proceeds from our senior notes issued in 2022, and (ii) $347 million of payments under our and our subsidiaries’ credit facilities, net of borrowings.

Capital Resources

Our working capital requirements are supported by our cash and cash equivalents and available borrowings under our revolving credit facility. We may draw on our revolving credit facility to meet short-term cash requirements, or issue debt or equity securities as part of our longer-term liquidity and capital management program and to finance the pending Endeavor Acquisition. Because of the alternatives available to us, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term capital requirements.

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow and equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future ability to grow proved reserves and production will be highly dependent on the capital resources available to us. Continued prolonged volatility in the capital, financial and/or credit markets due to the war in Ukraine and Israel-Hamas war, and/or adverse macroeconomic conditions may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all.

Revolving Credit Facilities and Senior Notes

As of December 31, 2023, the maximum credit amount available under our credit agreement was $1.6 billion, which may be increased to a total maximum commitment amount of $2.6 billion, with no outstanding borrowings. Our credit agreement matures on June 2, 2028, and may further extend it by one one-year extension pursuant to the terms set forth in the credit agreement.

Viper’s Credit Agreement

The Viper credit agreement, as amended to date, matures on September 22, 2028 and provides for a revolving credit facility in the maximum credit amount of $2.0 billion, with a borrowing base of $1.3 billion as of December 31, 2023, although Viper had an elected commitment amount of $850 million, based on Viper LLC’s oil and natural gas reserves and other factors. At December 31, 2023, there were $263 million of outstanding borrowings and $587 million available for future borrowings under the Viper credit agreement.

Issuance of Viper 2031 Notes

On October 19, 2023, Viper issued $400 million in aggregate principal amount of its 7.375% Senior Notes maturing on November 1, 2031. Through maturity, Viper expects to incur approximately $236 million in aggregate interest costs (approximately $30 million annually) for the Viper 2031 Notes.

For additional discussion of our outstanding debt as of December 31, 2023, see Note 8—Debt in Item 8. Financial Statements and Supplementary Data of this report.

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

Capital Requirements

In addition to future operating expenses and working capital commitments discussed in “—Outlook”, our primary short and long-term liquidity requirements consist primarily of (i) capital expenditures, (ii) payments of principal and interest on our revolving credit agreements and senior notes, (iii) payments of other contractual obligations, (iv) cash commitments for dividends and repurchases of securities, and (v) the pending Endeavor Acquisition.

2024 Capital Spending Plan

    Our board of directors approved a 2024 capital budget for drilling, midstream infrastructure and environmental of $2.30 billion to $2.55 billion. We estimate that, of these expenditures, approximately:

•$2.10 billion to $2.33 billion will be spent primarily on drilling 265 to 285 gross (244 to 263 net) horizontal wells and completing 300 to 320 gross (273 to 291 net) horizontal wells across our operated and non-operated leasehold acreage in the Northern Midland and Southern Delaware Basins, with an average lateral length of approximately 11,500+ feet;
•Approximately $200 million to $220 million will be spent on infrastructure and midstream expenditures, excluding the cost of any leasehold and mineral interest acquisitions.

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

Payments of Principal and Interest on Senior Notes

At December 31, 2023, we have total principal payments due on our outstanding senior notes, including those of Viper, of $764 million in 2026, $430 million in 2027, $73 million in 2028 and $5.3 billion thereafter. Additionally, we expect to incur future cash interest costs on these senior notes of approximately $310 million in 2024, $619 million cumulatively in the years from 2025 through 2026, $543 million cumulatively in the years from 2027 and 2028, and $2.9 billion cumulatively between 2029 and 2053.

Retirements of Notes

In January 2024, we opportunistically repurchased principal amounts of $22 million of our 3.125% Senior Notes due 2031 and $6 million of our 3.500% Senior Notes due 2029 in open market transactions for total cash consideration of $25 million, at an average of 89.0% of par value.

We may continue to repurchase some of our outstanding senior notes in open market purchases or in privately negotiated transactions in future periods.

Other Contractual Obligations and Commitments

At December 31, 2023, our other significant contractual obligations consist primarily of (i) minimum transportation commitments totaling $768 million, (ii) electrical power purchase commitments totaling $407 million (iii) asset retirement obligations totaling $245 million, (iv) electronic fracturing fleet and related power generation services commitments totaling $93 million and (v) minimum purchase commitments for quantities of sand used in our drilling operations totaling $70 million. We expect to make aggregate payments of approximately $252 million for these commitments during 2024. See Note 6—Asset Retirement Obligations and Note 15—Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data of this report for further discussion of these and other contractual obligations and commitments.

We and Five Point currently anticipate collectively contributing $500 million in follow-on capital to fund future Deep Blue growth projects and acquisitions.

Return of Capital Commitment

Beginning in the first quarter of 2024, our board of directors has approved a reduction in our return of capital commitment to at least 50% from 75% of our quarterly free cash flow to our shareholders through repurchases under our share repurchase program, base dividends and variable dividends. The remainder of our free cash flow will be used primarily to reduce debt. On February 11, 2024, our board of directors approved an increase in our annual base dividend to $3.60 per share of common stock and, on February 16, 2024, our board of directors declared a combined base and variable dividend for the fourth quarter of 2023 of $3.08 per share of common stock.

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

Future base and variable dividends are at the discretion of our board of directors, and the board of directors may change the dividend amount from time to time based on our outlook for commodity prices, liquidity, debt levels, capital resources, free cash flow and other factors. We can provide no assurance that dividends will be authorized or declared in the future or as to the amount and type of any future dividends. Any future dividends, whether base or variable, if declared and paid, will by their nature fluctuate based on our free cash flow, which will depend on a number of factors beyond our control, including commodity prices.

As of February 16, 2024, we have repurchased 19.3 million shares of our common stock for a total cost of $2.4 billion since the inception of the stock repurchase program, excluding excise tax. We intend to continue to opportunistically purchase shares under this repurchase program with available funds primarily from cash flow from operations and liquidity events such as the sale of assets while maintaining sufficient liquidity to fund our capital expenditure programs. See Note 9—Stockholders' Equity and Earnings Per Share in Item 8. Financial Statements and Supplementary Data of this report for further discussion of the repurchase program.

Pending Endeavor Acquisition

On February 11, 2024, in connection with the execution of the Merger Agreement, we entered into a commitment letter with Citi pursuant to which Citi committed to provide an $8.0 billion senior unsecured bridge facility, subject to customary conditions. We expect to replace such commitment with permanent debt financing prior to the closing of the Endeavor Acquisition.

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

December 31, 2023
Summarized Balance Sheets:	(In millions)
Assets:
Current assets	$1,269
Property and equipment, net	$20,780
Other noncurrent assets	$28
Liabilities:
Current liabilities	$1,974
Intercompany accounts payable, non-guarantor subsidiary	$2,217
Long-term debt	$5,544
Other noncurrent liabilities	$2,835

Year Ended December 31, 2023
Summarized Statement of Operations:	(In millions)
Revenues	$6,959
Income (loss) from operations	$3,590
Net income (loss)	$2,395

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

Oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be precisely measured and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Proved oil and natural gas reserve estimates and their associated future net cash flows were prepared by our internal reservoir engineers and audited by Ryder Scott Company, L.P., independent petroleum engineers as of December 31, 2023 and 2022 and prepared by Ryder Scott as of December 31, 2021. The process of estimating oil and natural gas reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. Significant inputs included in the calculation of future net cash flows include our estimate of operating and development costs, anticipated production of proved reserves and other relevant data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserve estimates occur from time to time, and reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. Although every reasonable effort is made to ensure that reported reserve estimates represent the most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates. If such changes are material, they could significantly affect future depletion of capitalized costs and result in impairment of assets that may be material. Revisions of previous reserve estimates accounted for approximately $1.3 billion, or 15% of the change in the standardized measure of our total reserves from December 31, 2022 to December 31, 2023. No impairments were recorded for our proved oil and gas properties during the years ended December 31, 2023, 2022 and 2021. Based on the historical 12-month average trailing SEC prices for oil and natural gas throughout 2023 and into 2024, we are not currently projecting a full cost ceiling impairment in the first quarter of 2024.

Additionally, costs associated with unevaluated properties are excluded from the full cost pool until we have made a determination as to the existence of proved reserves. We assess all items classified as unevaluated property (on an individual basis or as a group if properties are individually insignificant) at least annually for possible impairment. This assessment is subjective and includes consideration of the following factors, among others: (i) intent to drill, (ii) remaining lease term, (iii) geological and geophysical evaluations, (iv) drilling results and activity, (v) the assignment of proved reserves, and (vi) the economic viability of development if proved reserves are assigned. At December 31, 2023, our unevaluated properties totaled $8.7 billion, which consisted of 222,342 net undeveloped leasehold acres with approximately 8,807 net acres set to expire in 2024. We did not record any impairment on our unevaluated properties during the year ended December 31, 2023, but any such future impairment could potentially be material to our consolidated financial statements.

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

See Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk of this report for additional sensitivity analysis of our open derivative positions at December 31, 2023.

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

The most significant assumptions relate to the estimated fair values assigned to our proved and unproved oil and natural gas properties. The assumptions made in performing these valuations include future production volumes, future commodity prices and costs, future operating and development activities, projections of oil and gas reserves and a weighted average cost of capital rate. The market-based weighted average cost of capital rate is subjected to additional project-specific risking factors. In addition, when appropriate, we review comparable purchases and sales of natural gas and oil properties within the same regions, and use that data as a proxy for fair market value; for example, the amount a willing buyer and seller would enter into in exchange for such properties. Changes in key assumptions may cause the acquisition accounting to be revised, including the recognition of goodwill or discount on an acquisition. There is no assurance the underlying assumptions or estimates associated with the valuation will occur as initially expected. See Note 4—Acquisitions and Divestitures in Item 8. Financial Statements and Supplementary Data of this report for further discussion of the estimated fair value of assets acquired and liabilities assumed in the GRP Acquisition, Lario Acquisition, FireBird Acquisition, QEP Merger and Guidon Acquisition including any significant changes in these estimates from the date of acquisition.

Estimated fair values assigned to assets acquired can have a significant effect on results of operations in the future. In addition, differences between the future commodity prices when acquiring assets and the historical 12-month average trailing price to calculate ceiling test impairments of upstream assets may impact net earnings.

Income Taxes

The amount of income taxes we record requires interpretations of complex rules and regulations of federal, state, and local tax jurisdictions. We use the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized for the future tax consequences of (1) temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and (2) operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are based on enacted tax rates applicable to the future period when those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the rate change is enacted. A valuation allowance is provided for deferred tax assets when it is more likely than not the deferred tax assets will not be realized after considering all positive and negative evidence available concerning the realizability of our deferred tax assets. Positive evidence may include forecasts of future taxable income, assessment of future business assumptions and any applicable tax planning strategies available to the Company. Negative evidence may include losses in recent years, if any, or the projection of losses in future periods. The assessment of the realizability of our deferred tax assets, including the assessment of whether a valuation allowance is required, entails that we make estimates of, and assumptions about, future events, including the pattern of reversal of taxable temporary differences and our future income from operations. Estimating future taxable income requires numerous judgments and assumptions, including projections of future operating conditions which may be impacted by volatile future prices for our oil, natural gas and natural gas production, the expected timing and quantity of future production volumes, and the impact of our commodity derivative instruments on our income.

In 2023, management’s assessment of all available evidence, both positive and negative, supporting realizability of Viper’s deferred tax assets as required by applicable accounting standards, resulted in recognition of a deferred income tax benefit of $7 million for an increase in the portion of Viper’s deferred tax assets considered more likely than not to be realized. The positive evidence assessed included recent cumulative income due in part to higher commodity prices and an expectation of future taxable income based upon recent actual and forecasted production volumes and prices. Viper retained a partial valuation allowance on its deferred tax assets due primarily to potential future volatility in commodity prices and an inherent lack of visibility to certain underlying operator activity for more than relatively short periods of time, which could impact the likelihood of future realizability. As of December 31, 2023, Viper had a deferred tax asset of $170 million offset by an allowance of $114 million. Any changes in the positive or negative evidence evaluated when determining if Viper’s deferred tax assets will be realized, including projected future income, could result in a material change to our consolidated financial statements. In addition, the determination to maintain a valuation allowance on certain tax attributes acquired from QEP and certain state NOL carryforwards which the Company does not believe are realizable prior to expiration was based on an evaluation of available positive and negative evidence, including the annual limitation imposed by Section 382 of the

Code subsequent to an ownership change and the anticipated timing of reversal of the Company’s deferred tax liabilities in the applicable jurisdictions. As of December 31, 2023, our balance of taxable temporary differences anticipated to reverse within the carryforward period provides significant positive evidence for the determination that our remaining deferred tax assets are more likely than not to be realized. Any change in the positive or negative evidence evaluated when determining if our deferred tax assets will be realized, including projected future taxable income primarily related to the excess of book carrying value over tax basis of our oil and natural gas properties, could result in a material change to our consolidated financial statements.

The accruals for deferred tax assets and liabilities are often based on uncertain tax positions and assumptions that are subject to a significant amount of judgment by management. These assumptions and judgments are reviewed and adjusted as facts and circumstances change. At December 31, 2023, we had no uncertain tax positions, however, material changes to our income tax accruals may occur in the future based on the progress of ongoing audits, changes in legislation or resolution of pending matters.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Data of this report for recent accounting pronouncements not yet adopted, if any.

Off-Balance Sheet Arrangements

See Note 15—Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data of this report for a discussion of our significant commitments and contingencies, some of which are not recognized in the consolidated balance sheets under GAAP.

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

At December 31, 2023, we had a net liability commodity derivative position of $27 million related to our commodity price risk derivatives. Utilizing actual derivative contractual volumes under our commodity price derivatives as of December 31, 2023, a 10% increase in forward curves associated with the underlying commodity would have decreased the net liability position by $10 million to $17 million, while a 10% decrease in forward curves associated with the underlying commodity would have increased the net liability derivative position by $10 million to $37 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

For additional information on our open commodity derivative instruments at December 31, 2023, see Note 12—Derivatives in Item 8. Financial Statements and Supplementary Data of this report.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are due to the concentration of receivables from the sale of our oil and natural gas production (approximately $654 million at December 31, 2023), and to a lesser extent, receivables resulting from joint interest receivables (approximately $122 million at December 31, 2023).

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facilities and changes in the fair value of our fixed rate debt. Outstanding borrowings under the credit agreement bear interest at a per annum rate elected by Diamondback E&P. At December 31, 2023, the applicable margin ranges from 0.125% to 1.000% per annum in the case of the alternate base rate, and from 1.125% to 2.000% per annum in the case of Adjusted Term SOFR, in each case based on the pricing level. The pricing level depends on certain rating agencies’ ratings of our long-term senior unsecure debt. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows. For additional information on our variable interest rate debt at December 31, 2023, see Note 8—Debt in Item 8. Financial Statements and Supplementary Data of this report.

Historically, we have at times used interest rates swaps to manage our exposure to (i) interest rate changes on our floating-rate date, and (ii) fair value changes on our fixed rate debt. At December 31, 2023, we have interest rate swap agreements for a notional amount of $1.2 billion to manage the impact of changes to the fair value of our fixed rate senior notes due to changes in market interest rates through December 2029. We pay an average variable rate of interest for these swaps based on three month SOFR plus 2.1865% and receive a fixed interest rate of 3.50% from our counterparties. At December 31, 2023, our receive-fixed, pay-variable interest rate swaps were in a net liability position of $163 million, and the weighted average variable rate was 5.86%. For additional information on our interest rate swaps, see Note 12—Derivatives in Item 8. Financial Statements and Supplementary Data of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)	Documents included in this report:
	1. Financial Statements
	Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	66
	Consolidated Balance Sheets	69
	Consolidated Statements of Operations and Comprehensive Income	70
	Consolidated Statements of Stockholders' Equity	71
	Consolidated Statements of Cash Flows	72
	Notes to Consolidated Financial Statements	73

	2. Financial Statement Schedules
	Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company’s consolidated financial statements and related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Diamondback Energy, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Diamondback Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2024 expressed an unqualified opinion.

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

Estimation of proved reserves as it relates to the calculation and recognition of depletion expense and the valuation of acquired reserves in connection with the acquisition of Lario’s oil and natural gas properties and GRP’s mineral and royalty interests

As described further in Note 2 to the financial statements, the Company accounts for its oil and natural gas properties using the full cost method of accounting, which requires management to make estimates of proved reserve volumes and future revenues to record depletion expense. Additionally, as described in Note 4 to the financial statements, the Company acquired significant oil and natural gas properties and mineral and royalty interests during the year through the Lario and GRP Acquisitions, respectively. To estimate the volume of proved reserves and future revenues, management makes significant estimates and assumptions, including forecasting the timing and volumetric amounts of production and corresponding decline rate of producing properties associated with the Company’s development plan. In addition, the estimation of proved reserves is impacted by management’s judgments and estimates regarding the financial performance of wells to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions. For acquired reserves, management also utilizes an estimated fair value pricing model in determining the corresponding value of proved reserves. We identified the estimation of proved reserves attributable to oil and natural gas properties, including acquired proved reserves in the Lario and GRP Acquisitions, due to its impact on depletion expense and acquisition accounting, as a critical audit matter.

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

•We tested the design and operating effectiveness of key controls relating to management’s estimation of proved reserves for the purpose of estimating depletion expense and management’s estimation of the fair value of the acquired oil and natural gas properties in the Lario and GRP Acquisitions.

•We evaluated the level of knowledge, skill, and ability of the Company’s reservoir engineering specialists and independent petroleum engineering specialists, made inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the Company’s proved reserve volumes, and read the year-end reserve report audited by the independent petroleum engineering specialists.

•Identified inputs and assumptions that were significant to the period end determination of proved reserve volumes and tested management’s process of determining the significant inputs and assumptions, as follows:

◦Compared the estimated pricing and pricing differentials used in the reserve report to actual realized prices related to revenue transactions recorded in the current year and examined contractual support for the pricing differentials;

◦Assessed operating cost inputs by comparing the forecasted amount to historical actual costs;

◦Assessed the reasonableness of forecasted capital expenditures by comparing drilling forecasts applied in the reserve report to recent, actual drilling costs;

◦Assessed forecasted production estimates by (i) comparing prior year forecasted production amounts to current year actual results and (ii) comparing forecasted production amounts in the current year reserve report to the actual historical production amounts in the current year, in total and for a sample of individual wells;

◦Vouched, on a sample basis, the working and net revenue interests used in the reserve report to underlying land and division order records;

◦Obtained evidence supporting the amount of development of proved undeveloped properties reflected in the reserve report and compared future development plans to historical conversion rates to evaluate the likelihood of development related to the proved undeveloped properties; and

◦Applied analytical procedures on inputs to the reserve report by comparing to historical actual results and to the prior year reserve report.

•Identified inputs and assumptions that were significant to the estimated fair value of the acquired oil and natural gas properties in the Lario and GRP Acquisitions and tested management’s process of determining the significant inputs and assumptions, as follows:

◦Evaluated the appropriateness of fair value pricing, including pricing differentials, used in the fair value reserve report of proved reserves by comparing the pricing forecast to published product pricing as of the acquisition closing dates and pricing differentials to actual historical realized pricing;

◦Utilized a valuation specialist to evaluate whether the Company’s valuation methodology of the Lario Acquisition was reasonable and for certain inputs and assumptions, evaluated the process used to develop the estimate and developed an independent expectation of the estimate to evaluate its reasonableness;

◦Evaluated the appropriateness of the future operating cost and capital expenditure assumptions used in the Lario Acquisition fair value reserve report by comparing forecasted amounts to historical operating costs and capital expenditures of similarly located properties;

◦Compared, on a sample basis, the working and net revenue interests used in the fair value reserve report to the purchase and sale agreements;

◦Tested the accuracy of forecasted production estimates in the fair value reserve reports by comparing forecasted production amounts to the actual historical production amounts for a sample of individual wells;

◦Applied analytical procedures on the Lario Acquisition and GRP Acquisition fair value reserve reports’ forecasted production by comparing to the quarter-end and year-end, respectively, reserve reports’ forecasted production of the acquired proved properties; and

◦Compared the unproved acreage value allocated, on a per acre basis, to other recent acquisitions in the same or similar locations.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2009.

Oklahoma City, Oklahoma
February 22, 2024

Diamondback Energy, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2023	2022
	(In millions, except par value and share amounts)
Assets
Current assets:
Cash and cash equivalents	$582	$157
Restricted cash	3	7
Accounts receivable:
Joint interest and other, net	192	104
Oil and natural gas sales, net	654	618
Income tax receivable	1	284
Inventories	63	67
Derivative instruments	17	132
Prepaid expenses and other current assets	109	23
Total current assets	1,621	1,392
Property and equipment:
Oil and natural gas properties, full cost method of accounting ($8,659 million and $8,355 million excluded from amortization at December 31, 2023 and December 31, 2022, respectively)	42,430	37,122
Other property, equipment and land	673	1,481
Accumulated depletion, depreciation, amortization and impairment	(16,429)	(14,844)
Property and equipment, net	26,674	23,759
Funds held in escrow	—	119
Equity method investments	529	566
Assets held for sale	—	158
Derivative instruments	1	23
Deferred income taxes, net	45	64
Investment in real estate, net	84	86
Other assets	47	42
Total assets	$29,001	$26,209
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$261	$127
Accrued capital expenditures	493	480
Current maturities of long-term debt	—	10
Other accrued liabilities	475	399
Revenues and royalties payable	764	619
Derivative instruments	86	47
Income taxes payable	29	34
Total current liabilities	2,108	1,716
Long-term debt	6,641	6,238
Derivative instruments	122	148
Asset retirement obligations	239	336
Deferred income taxes	2,449	2,069
Other long-term liabilities	12	12
Total liabilities	11,571	10,519
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value; 400,000,000 shares authorized; 178,723,871 and 179,840,797 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	2	2
Additional paid-in capital	14,142	14,213
Retained earnings (accumulated deficit)	2,489	801
Accumulated other comprehensive income (loss)	(8)	(7)
Total Diamondback Energy, Inc. stockholders’ equity	16,625	15,009
Non-controlling interest	805	681
Total equity	17,430	15,690
Total liabilities and stockholders' equity	$29,001	$26,209

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2023	2022	2021
	(In millions, except per share amounts, shares in thousands)
Revenues:
Oil sales	$7,279	$7,660	$5,396
Natural gas sales	262	858	569
Natural gas liquid sales	687	1,048	782
Sales of purchased oil	111	—	—
Other operating income	73	77	50
Total revenues	8,412	9,643	6,797
Costs and expenses:
Lease operating expenses	872	652	565
Production and ad valorem taxes	525	611	425
Gathering, processing and transportation	287	258	212
Purchased oil expense	111	—	—
Depreciation, depletion, amortization and accretion	1,746	1,344	1,275
General and administrative expenses	150	144	146
Merger and integration expenses	11	14	78
Other operating expenses	140	112	95
Total costs and expenses	3,842	3,135	2,796
Income (loss) from operations	4,570	6,508	4,001
Other income (expense):
Interest expense, net	(175)	(159)	(199)
Other income (expense), net	68	(5)	13
Gain (loss) on derivative instruments, net	(259)	(586)	(848)
Gain (loss) on extinguishment of debt	(4)	(99)	(75)
Income (loss) from equity investments, net	48	77	15
Total other income (expense), net	(322)	(772)	(1,094)
Income (loss) before income taxes	4,248	5,736	2,907
Provision for (benefit from) income taxes	912	1,174	631
Net income (loss)	3,336	4,562	2,276
Net income (loss) attributable to non-controlling interest	193	176	94
Net income (loss) attributable to Diamondback Energy, Inc.	$3,143	$4,386	$2,182

Earnings (loss) per common share:
Basic	$17.34	$24.61	$12.24
Diluted	$17.34	$24.61	$12.24
Weighted average common shares outstanding:
Basic	179,999	176,539	176,643
Diluted	179,999	176,539	176,643

Comprehensive income (loss):
Net income (loss) attributable to Diamondback Energy, Inc.	$3,143	$4,386	$2,182
Other comprehensive income (loss), net of tax:
Pension and postretirement benefit plans	(1)	(7)	—
Comprehensive income (loss) attributable to Diamondback Energy, Inc	$3,142	$4,379	$2,182

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest
	Shares	Amount					Total
	($ in millions, shares in thousands)
Balance at December 31, 2020	158,088	$2	$12,656	$(3,864)	$—	$1,010	$9,804
Issuance of common units - Viper Energy Partners LP	—	—	—	—	—	337	337
Unit-based compensation	—	—	—	—	—	11	11
Distribution equivalent rights payments	—	—	—	(4)	—	(2)	(6)
Common stock issued for acquisitions	22,795	—	1,727	—	—	—	1,727
Stock-based compensation	—	—	60	—	—	—	60
Cash paid for tax withholding on vested equity awards	—	—	(6)	—	—	(2)	(8)
Repurchased shares under buyback program	(4,128)	—	(431)	—	—	—	(431)
Repurchased units under buyback programs	—	—	—	—	—	(94)	(94)
Distributions to non-controlling interest	—	—	—	—	—	(112)	(112)
Dividend paid	—	—	—	(312)	—	—	(312)
Exercise of stock options and vesting of restricted stock units	796	—	12	—	—	—	12
Change in ownership of consolidated subsidiaries, net	—	—	66	—	—	(85)	(19)
Net income (loss)	—	—	—	2,182	—	94	2,276
Balance at December 31, 2021	177,551	2	14,084	(1,998)	—	1,157	13,245
Unit-based compensation	—	—	—	—	—	8	8
Distribution equivalent rights payments	—	—	—	(15)	—	(1)	(16)
Stock-based compensation	4	—	68	—	—	—	68
Cash paid for tax withholding on vested equity awards	(11)	—	(16)	—	—	(3)	(19)
Repurchased shares under buyback program	(8,694)	—	(1,098)	—	—	—	(1,098)
Repurchased units under buyback programs	—	—	—	—	—	(153)	(153)
Common stock issued for acquisition	10,273	—	1,220	—	—	(344)	876
Distributions to non-controlling interest	—	—	—	—	—	(217)	(217)
Dividend paid	—	—	—	(1,572)	—	—	(1,572)
Exercise of stock options and issuance of restricted stock units and awards	718	—	1	—	—	—	1
Change in ownership of consolidated subsidiaries, net	—	—	(46)	—	—	58	12
Other comprehensive income (loss), net of tax	—	—	—	—	(7)	—	(7)
Net income (loss)	—	—	—	4,386	—	176	4,562
Balance at December 31, 2022	179,841	2	14,213	801	(7)	681	15,690
Viper common stock issued for acquisition	—	—	—	—	—	255	255
Viper equity-based compensation	—	—	—	—	—	1	1
Distribution equivalent rights payments	—	—	—	(11)	—	—	(11)
Stock-based compensation	394	—	79	—	—	—	79
Cash paid for tax withholding on vested equity awards	(146)	—	(20)	—	—	—	(20)
Repurchased shares under buyback program	(6,238)	—	(840)	—	—	—	(840)
Repurchased shares/units under Viper's buyback programs	—	—	—	—	—	(95)	(95)
Common stock issued for acquisition	4,330	—	633	—	—	—	633
Dividends/distributions to non-controlling interest	—	—	—	—	—	(129)	(129)
Dividend paid	—	—	—	(1,444)	—	—	(1,444)
Exercise of stock options and issuance of restricted stock units and awards	543	—	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	77	—	—	(101)	(24)
Other comprehensive income (loss), net of tax	—	—	—	—	(1)	—	(1)
Net income (loss)	—	—	—	3,143	—	193	3,336
Balance at December 31, 2023	178,724	$2	$14,142	$2,489	$(8)	$805	$17,430

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Cash flows from operating activities:
Net income (loss)	$3,336	$4,562	$2,276
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (benefit from) deferred income taxes	378	720	606
Depreciation, depletion, amortization and accretion	1,746	1,344	1,275
(Gain) loss on extinguishment of debt	4	99	75
(Gain) loss on derivative instruments, net	259	586	848
Cash received (paid) on settlement of derivative instruments	(110)	(850)	(1,247)
(Income) loss from equity investment, net	(48)	(77)	(15)
Equity-based compensation expense	54	55	51
Other	5	85	39
Changes in operating assets and liabilities:
Accounts receivable	(71)	(47)	(196)
Income tax receivable	283	(283)	152
Prepaid expenses and other current assets	(89)	21	20
Accounts payable and accrued liabilities	57	(47)	(41)
Income taxes payable	(5)	17	—
Revenues and royalties payable	123	156	148
Other	(2)	(16)	(47)
Net cash provided by (used in) operating activities	5,920	6,325	3,944
Cash flows from investing activities:
Drilling, completions and infrastructure additions to oil and natural gas properties	(2,582)	(1,854)	(1,457)
Additions to midstream assets	(119)	(84)	(30)
Property acquisitions	(2,013)	(1,675)	(787)
Proceeds from sale of assets	1,407	327	820
Other	(16)	(44)	(85)
Net cash provided by (used in) investing activities	(3,323)	(3,330)	(1,539)
Cash flows from financing activities:
Proceeds from borrowings under credit facilities	4,779	5,204	1,313
Repayments under credit facilities	(4,668)	(5,551)	(1,000)
Proceeds from senior notes	400	2,500	2,200
Repayment of senior notes	(134)	(2,410)	(3,193)
Proceeds from (repayments to) joint venture	—	(74)	(20)
Premium on extinguishment of debt	—	(63)	(178)
Repurchased shares under buyback program	(840)	(1,098)	(431)
Repurchased shares/units under Viper's buyback program	(95)	(153)	(94)
Dividends paid to stockholders	(1,444)	(1,572)	(312)
Dividends/distributions to non-controlling interest	(129)	(217)	(112)
Financing portion of net cash received (paid) for derivative instruments	—	—	22
Other	(45)	(69)	(36)
Net cash provided by (used in) financing activities	(2,176)	(3,503)	(1,841)
Net increase (decrease) in cash and cash equivalents	421	(508)	564
Cash, cash equivalents and restricted cash at beginning of period	164	672	108
Cash, cash equivalents and restricted cash at end of period	$585	$164	$672

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

As of December 31, 2023, the wholly-owned subsidiaries of Diamondback include Diamondback E&P LLC (“Diamondback E&P”), a Delaware limited liability company, Rattler Midstream GP LLC, a Delaware limited liability company (“Rattler’s GP”), Rattler Midstream LP, a Delaware limited partnership (“Rattler”), and QEP Resources, Inc. (“QEP”), a Delaware Corporation. Diamondback O&G LLC (“O&G”), Energen Corporation (“Energen”), Energen Resources Corporation and EGN Services, Inc., former wholly owned subsidiaries of Diamondback, were merged with and into Diamondback E&P LLC effective June 30, 2021 as part of the internal restructuring of the Company’s subsidiaries.

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

Viper Conversion to Corporate Structure

On November 13, 2023, the Company’s publicly traded subsidiary, Viper Energy Partners, LP completed its conversion from a Delaware limited partnership into a Delaware corporation, Viper Energy, Inc. (“Viper”) (“the Viper Conversion”). At the time of the Viper Conversion, each of the Company’s common units representing limited partnership interest in Viper Energy Partners, LP was converted, on a unit-for-unit basis, into one issued and outstanding, fully paid and nonassessable share of Class A common stock of Viper Energy, Inc., and each of the Company’s Class B unit representing limited partnership interest in Viper Energy Partners, LP was converted, on a unit-for-unit basis, into one issued and outstanding, fully paid and nonassessable share of Class B common stock of Viper Energy, Inc. Viper is now a “controlled company” under the Nasdaq rules because the Company owns more than 50% of the voting power of Viper’s common stock.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation.

Viper is consolidated in the Company’s financial statements. On October 31, 2023, pursuant to a common unit purchase and sale agreement entered into on September 4, 2023, Viper issued approximately 7.22 million of its common units, which were converted to shares of Viper Class A common stock at the time of the Viper Conversion, to the Company at a price of $27.72 per unit for total consideration to Viper of approximately $200 million. As of December 31, 2023, the Company owned approximately 56% of Viper’s combined outstanding Class A common stock and Class B common stock. The results of operations attributable to the non-controlling interest in Viper are presented within equity and net income and are shown separately from the equity and net income attributable to the Company.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The Company has two operating segments: (i) the upstream segment, which is engaged in the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves primarily in the Permian Basin in West Texas and includes the activities of Viper, and (ii) the midstream operations segment, which owns and operates certain midstream infrastructure assets in the Midland and Delaware Basins of the Permian Basin. Prior to the Rattler Merger, both the upstream operations segment and the midstream operations segment were considered reportable segments. Following the Rattler Merger, the Company determined only the upstream operations segment met the quantitative requirements of a reportable segment.

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

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry, given the challenges resulting from volatility in oil and natural gas prices. For instance, war in Ukraine and Israel-Hamas war, rising interest rates, global supply chain disruptions, concerns about a potential economic downturn or recession, recent measures to combat persistent inflation and instability in the financial sector have contributed to recent economic and pricing volatility. The financial results of companies in the oil and natural gas industry have been impacted materially as a result of these events and changing market conditions. Such circumstances generally increase the uncertainty in the Company’s accounting estimates, particularly those involving financial forecasts.

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

Accounts receivable are stated at amounts due from joint interest owners or purchasers, net of an allowance for expected losses as estimated by the Company when collection is doubtful. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover any non-payment of joint interest

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

billings. Accounts receivable from joint interest owners or purchasers outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for each type of receivable utilizing the loss-rate method, which considers a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. At December 31, 2023 and 2022, the Company’s allowances for credit losses related to joint interest receivables and credit losses related to sales of oil and natural gas production were not material.

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

Oil and Natural Gas Properties

The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain internal costs, are capitalized and amortized on a composite unit of production method based on proved oil, natural gas liquids and natural gas reserves. Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other internal costs associated with overseeing the exploration and development activities. Costs, including related employee costs, associated with production and operation of the properties are charged to expense as incurred. All other internal costs not directly associated with exploration and development activities are charged to expense as they are incurred. Sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, natural gas and natural liquids. Depletion of evaluated oil and natural gas properties is computed on the units of production method, whereby capitalized costs plus estimated future development costs are amortized over total proved reserves. The average depletion rate per barrel equivalent unit of production was $10.21, $8.87 and $8.77 for the years ended December 31, 2023, 2022 and 2021, respectively. Depletion expense for oil and natural gas properties was $1.7 billion, $1.3 billion and $1.2 billion for the years ended December 31, 2023, 2022 and 2021, respectively.

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the proved oil and natural gas properties. Net capitalized costs are limited to the lower of unamortized oil and natural gas properties net of deferred income taxes, or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the trailing 12-month unweighted average of the first-day-of-the-month price, adjusted for any contract provisions, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or non-cash write-down is required. For additional information on proved oil and natural gas properties, see Note 5—Property and Equipment.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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

Other Property, Equipment and Land

Other property, equipment and land is recorded at cost. The Company expenses maintenance and repairs in the period incurred. Upon retirements or disposition of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet with the resulting gains or losses, if any, reflected in operations. Depreciation of other property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which range from three years to 30 years.

Equity Method Investments

The Company accounts for its corporate joint ventures and equity investments under the equity method of accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 323 “Investments — Equity Method and Joint Ventures.” The Company applies the equity method of accounting to investments of less than 50% in an investee over which the Company exercises significant influence but does not have control, and investments of greater than 50% in an investee over which the Company does not exercise significant influence or have control. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss is recognized in the statement of operations. As of December 31, 2023, the Company’s proportionate share of the income or loss from equity method investments is recognized on a one or two-month lag for its equity method investments.

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

The Company reviews its investments to determine if a loss in value which is other than a temporary decline has occurred. If such a loss has occurred, the Company recognizes an impairment provision. There were no significant impairments of the Company’s equity investments for the years ended December 31, 2023, 2022 and 2021. See Note 7—Equity Method Investments and Related Party Transactions for further details.

Investments in Real Estate

The Company has invested in certain real estate assets which are stated at cost, less accumulated depreciation and amortization. The Company considers the period of future benefit of each respective asset to determine the appropriate useful life, and depreciation and amortization is calculated using the straight-line method over the assigned useful life.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Investments in real estate, excluding insignificant unamortized in-place lease and above-market lease intangibles, consist of the following:

	Estimated Useful Lives	December 31,
		2023	2022
	(Years)	(In millions)
Buildings	20-30	$98	$96
Tenant improvements	5 - 13	5	5
Land	N/A	1	1
Land improvements	5 - 15	1	1
Total real estate assets		105	103
Less: accumulated depreciation and amortization		(23)	(20)
Total investment in land and buildings, net		$82	$83

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

Impairment of Long-Lived Assets

Other property and equipment used in operations and midstream assets are reviewed whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable from its estimated future undiscounted cash flows. An impairment loss is the difference between the carrying amount and fair value of the asset. The Company had no significant impairment losses for the years ended December 31, 2023, 2022 and 2021.

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

Inventories

Inventories are stated at the lower of cost or net realizable value and primarily consist of tubular goods and equipment at December 31, 2023 and 2022. The Company’s tubular goods and equipment are primarily comprised of oil and natural gas drilling or repair items such as tubing, casing and pumping units.

Debt Issuance Costs

Long-term debt includes capitalized costs related to the senior notes, net of accumulated amortization. The costs associated with the senior notes are netted against the senior notes balances and are amortized over the term of the senior

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

notes using the effective interest method. See Note 8—Debt for further details. The costs associated with the Company’s credit facilities are included in other assets on the consolidated balance sheet and are amortized over the term of the facility.

Other Accrued Liabilities

The Company’s accrued liabilities are financial instruments for which the carrying value approximates fair value.

Other accrued liabilities consist of the following at December 31, 2023, and 2022:

	December 31,
	2023	2022
	(In millions)
Derivative liability payable	$13	$21
Lease operating expenses payable	160	131
Ad valorem taxes payable	129	108
Accrued compensation	38	35
Interest payable	73	49
Midstream operating expenses payable	8	15
Other	54	40
Total other accrued liabilities	$475	$399

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

Non-controlling Interests

Non-controlling interests in the accompanying consolidated financial statements represent minority interest ownership in Viper as well as Rattler prior to the Rattler Merger, and are presented as a component of equity. When the Company’s relative ownership interests change, adjustments to non-controlling interest and additional paid-in-capital, tax effected, occur. Because these changes in the ownership interests do not result in a change of control, the transactions are accounted for as equity transactions under ASC Topic 810, “Consolidation,” which requires that any differences between the carrying value of the Company’s basis in Viper and Rattler prior to the Rattler Merger and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest. See Note 9—Stockholders' Equity and Earnings Per Share for a discussion of changes in the Company’s ownership interest in consolidated subsidiaries during the years ended December 31, 2023, 2022 and 2021.

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

Oil sales

The Company’s oil sales contracts are generally structured where it delivers oil to the purchaser at a contractually agreed-upon delivery point at which the purchaser takes custody, title and risk of loss of the product. Under this arrangement, the Company or a third party transports the product to the delivery point and receives a specified index price from the purchaser with no deductions. In this scenario, the Company recognizes revenue when control transfers to the purchaser at the

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

delivery point based on the price received from the purchaser. Oil revenues are recorded net of any third-party transportation fees and other applicable differentials in the Company’s consolidated statements of operations.

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

Net sales of purchased oil

The Company enters into pipeline capacity commitments in order to secure available transportation capacity from the Company's areas of production for its commodities. Beginning in the third quarter of 2023, the Company has also entered into purchase transactions with third parties and separate sale transactions with third parties to satisfy certain of its unused oil pipeline capacity commitments. Revenues and expenses from these transactions are generally presented on a gross basis in the captions “Sales of purchased oil” and “Purchased oil expense” in the accompanying consolidated statements of operations as the Company acts as a principal in the transaction by assuming both the risks and rewards of ownership, including credit risk, of the oil volumes purchased and the responsibility to deliver the oil volumes sold.

Transaction price allocated to remaining performance obligations

The Company’s upstream product sales contracts do not originate until production occurs and, therefore, are not considered to exist beyond each days’ production. Therefore, there are no remaining performance obligations under any of our product sales contracts.
Under the Company’s revenue agreements, each delivery generally represents a separate performance obligation; therefore, future volumes delivered are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

Contract balances

Under the Company’s product sales contracts, it has the right to invoice its customers once the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities.

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. However, purchaser and settlement statements for natural gas and natural gas liquids sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and related accruals, and any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the years ended

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

December 31, 2023, 2022 and 2021 revenue recognized in the reporting period related to performance obligations satisfied in prior reporting periods was not material. The Company believes that the pricing provisions of its oil, natural gas and natural gas liquids contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the revenue related to expected sales volumes and prices for those properties are estimated and recorded.

See Note 3—Revenue from Contracts with Customers for additional discussion of the Company’s revenues.

Accounting for Equity-Based Compensation

The Company has granted various types of stock-based awards including stock options and restricted stock units. Viper and Rattler, prior to the Rattler Merger, have granted various unit-based awards including unit options and phantom units to employees, officers and directors who perform services for the respective entities. These plans and related accounting policies for material awards are defined and described more fully in Note 10—Equity-Based Compensation. Equity compensation awards are measured at fair value on the date of grant and are expensed over the required service period. Forfeitures for these awards are recognized as they occur.

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

Accumulated Other Comprehensive Income (Loss)

The following table provides changes in the components of accumulated other comprehensive income, net of related income tax effects related to insignificant pension and postretirement benefit plans the Company acquired from Energen and QEP (in millions):

	Year Ended December 31,
	2023	2022
	(In millions)
Balance at beginning of the period	$(7)	$—
Net actuarial gain (loss) on pension and postretirement benefit plans	(1)	(9)
Income tax benefit (expense)	—	2
Balance at end of the period	$(8)	$(7)

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” This update required the acquirer in a business combination to record contract assets and liabilities following Topic 606 – “Revenue from Contracts with Customers” at acquisition as if it

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

had originated the contract, rather than at fair value. The Company adopted this update effective January 1, 2023. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or liquidity.

Accounting Pronouncements Not Yet Adopted

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842) – Common Control Arrangements.” This update (i) requires all lessees that are a party to a lease between entities under common control in which there are leasehold improvements to record amortization utilizing the shorter period of the remaining lease term and the useful life of the improvements, and (ii) requires leasehold improvements to be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. This update is effective for fiscal years beginning after December 15, 2023 with early adoption permitted. The Company may adopt this update (i) prospectively to all new leasehold improvements on or after the date of adoption, (ii) prospectively to all new and existing leasehold improvements on or after the date of adoption, or (iii) retrospectively to the beginning of the period in which the Company first applied Topic 842. The Company continues to evaluate the provisions of this update but does not believe the adoption will have a material impact on its financial position, results of operations or liquidity.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments are effective for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Management is currently evaluating this ASU to determine its impact on the Company's disclosures. Adoption of the update will not impact the Company’s financial position, results of operations or liquidity.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures,” which requires that certain information in a reporting entity’s tax rate reconciliation be disaggregated, and provides additional requirements regarding income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures. Adoption of the update will not impact the Company’s financial position, results of operations or liquidity.

The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined to be either not applicable, previously disclosed, or not material upon adoption.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from Contracts with Customers

The following tables present the Company’s revenue from contracts with customers:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Oil sales	$7,279	$7,660	$5,396
Natural gas sales	262	858	569
Natural gas liquid sales	687	1,048	782
Total oil, natural gas and natural gas liquid revenues	8,228	9,566	6,747
Sales of purchased oil	111	—	—
Midstream and marketing services	62	69	45
Total revenue from contracts with customers	$8,401	$9,635	$6,792

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following tables present the Company’s revenue from oil, natural gas, and natural gas liquids disaggregated by basin:

	Year Ended December 31, 2023
	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$5,746	$1,527	$6	$7,279
Natural gas sales	176	85	1	262
Natural gas liquid sales	500	187	—	687
Total	$6,422	$1,799	$7	$8,228

	Year Ended December 31, 2022
	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$5,541	$2,107	$12	$7,660
Natural gas sales	563	292	3	858
Natural gas liquid sales	719	327	2	1,048
Total	$6,823	$2,726	$17	$9,566

	Year Ended December 31, 2021
	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$3,468	$1,663	$265	$5,396
Natural gas sales	327	215	27	569
Natural gas liquid sales	493	249	40	782
Total	$4,288	$2,127	$332	$6,747

Customers

The Company is subject to risk resulting from the concentration of its crude oil and natural gas sales and receivables with several significant purchasers. For the year ended December 31, 2023, four purchasers each accounted for more than 10% of our revenue: Vitol Inc. (“Vitol”) (22%), DK Trading & Supply LLC (18%), Shell Trading (USA) Company (“Shell”) (14%) and Enterprise Crude Oil LLC (13%). For the year ended December 31, 2022, two purchasers each accounted for more than 10% of the Company’s revenue: Vitol (23%) and Shell (20%). For the year ended December 31, 2021, three purchasers each accounted for more than 10% of the Company’s revenue: Vitol (21%); Shell (19%); and Plains Marketing, L.P. (12%). The Company does not require collateral and does not believe the loss of any single purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

4.    ACQUISITIONS AND DIVESTITURES

2023 Activity

Acquisitions

GRP Acquisition

On November 1, 2023, Viper and Viper LLC acquired certain mineral and royalty interests from Royalty Asset Holdings, LP, Royalty Asset Holdings II, LP and Saxum Asset Holdings, LP and affiliates of Warwick Capital Partners and GRP Energy Capital (collectively, “GRP”), pursuant to a definitive purchase and sale agreement for approximately 9.02 million Viper common units and $760 million in cash, including transaction costs and subject to customary post-closing

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

adjustments (the “GRP Acquisition”). The mineral and royalty interests acquired in the GRP Acquisition represent 4,600 net royalty acres in the Permian Basin, plus an additional 2,700 net royalty acres in other major basins. The cash consideration for the GRP Acquisition was funded through a combination of cash on hand and held in escrow, borrowings under the Viper credit agreement, proceeds from the Viper 2031 Notes (as defined in Note 8—Debt) and proceeds from the $200 million common unit issuance to the Company.

Deep Blue Formation and Divestiture of Deep Blue Water Assets

On September 1, 2023, the Company closed on a joint venture agreement with Five Point Energy LLC (“Five Point”) to form Deep Blue Midland Basin LLC (“Deep Blue”). At closing, the Company contributed certain treated water, fresh water and saltwater disposal assets (the “Deep Blue Water Assets”) with a net carrying value of $692 million and Five Point contributed $251 million in cash, subject to certain customary post-closing adjustments, to Deep Blue. In exchange for these contributions, Deep Blue issued the Company a one-time cash distribution of approximately $516 million and issued to the Company a 30% equity ownership and voting interest, and issued to Five Point a 70% equity ownership and voting interest.

Under a separate agreement with Deep Blue, the Company is continuing to operate the Deep Blue Water Assets on a short-term basis before transferring operations to Deep Blue, which is anticipated to happen in 2024. Contingent upon the successful transfer of operations, the Company will receive approximately $47 million in cash to be contributed by Five Point in 2024. This contingent consideration does not meet the criteria to be accounted for as a derivative. As such, at December 31, 2023, approximately $43 million has been recorded as a receivable in the consolidated balance sheet for the fair value of the additional consideration to be received when operation of the Deep Blue Water Assets transfers to Deep Blue.

The Company recorded its 30% equity interest in Deep Blue at fair value based on the cash consideration contributed by Five Point to Deep Blue in exchange for its 70% equity ownership and the estimated fair value of contingent consideration to be contributed by Five Point in future years. The Company’s equity method investment in Deep Blue had an initial fair value of $126 million. The Company’s proportionate share of the income or loss from Deep Blue will be recognized on a two-month lag. For the year ended December 31, 2023, the Company recognized a $12 million loss on the sale of its Deep Blue Water Assets, which is included in the caption “Other operating expenses” in the consolidated statement of operations. The majority of measurements utilized to determine the fair value amounts reported above relating to this transaction are based on inputs that are not observable in the market and are therefore considered Level 3 inputs in the fair value hierarchy.

The Company and Five Point currently anticipate collectively contributing $500 million in follow-on capital to fund future growth projects and acquisitions.

As part of the transaction, the Company also entered into a 15-year dedication with Deep Blue for its produced water and supply water within a 12-county area of mutual interest in the Midland Basin. Fees paid to Deep Blue for produced water and supply water services and fees received from Deep Blue for operating services provided by the Company during the year ended December 31, 2023 were insignificant.

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

Purchase Price Allocation

The Lario Acquisition has been accounted for as a business combination using the acquisition method. The following table represents the allocation of the total purchase price paid in the Lario Acquisition to the identifiable assets acquired and the liabilities assumed based on the fair values at the acquisition date. The purchase price allocation was completed in December 2023, with no further adjustments to the previously reported fair values of assets acquired and liabilities assumed.

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

With the completion of the Lario Acquisition, the Company acquired proved properties of $924 million and unproved properties of $536 million. The results of operations attributable to the Lario Acquisition since the acquisition date have been included in the consolidated statements of operations and include $488 million of total revenue and $200 million of net income for the year ended December 31, 2023.

Divestitures

OMOG Divestiture

On July 28, 2023, the Company divested its 43% limited liability company interest in OMOG JV LLC (“OMOG”) for $225 million in cash received at closing. This divestiture resulted in a gain on the sale of equity method investments of approximately $35 million for the year ended December 31, 2023, which is included in the caption “Other income (expense), net” in the consolidated statement of operations. The Company used its net proceeds from this transaction for debt reduction and other general corporate purposes.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Non-Core Assets Divestitures

On April 28, 2023, the Company divested non-core assets to an unrelated third-party buyer consisting of approximately 19,000 net acres in Glasscock County, TX for net cash proceeds at closing of $269 million, including customary post-closing adjustments. The Company used its net proceeds from this transaction for debt reduction and other general corporate purposes.

On March 31, 2023, the Company divested non-core assets consisting of approximately 4,900 net acres in Ward and Winkler counties to unrelated third-party buyers for $72 million in net cash proceeds, including customary post-closing adjustments.

The divestitures of non-core oil and gas assets did not result in a significant alteration of the relationship between the Company’s capitalized costs and proved reserves and, accordingly, the Company recorded the proceeds as a reduction of its full cost pool with no gain or loss recognized on the sale.

Gray Oak Divestiture

On January 9, 2023, the Company divested its 10% non-operating equity investment in Gray Oak Pipeline, LLC (“Gray Oak”) for $172 million in net cash proceeds and recorded a gain on the sale of equity method investments of approximately $53 million in the first quarter of 2023 that is included in the caption “Other income (expense), net” on the consolidated statement of operations for the year ended December 31, 2023.

2022 Activity

Acquisitions

FireBird Energy LLC Acquisition

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

Purchase Price Allocation

The FireBird Acquisition has been accounted for as a business combination using the acquisition method. The following table represents the allocation of the total purchase price paid in the FireBird Acquisition to the identifiable assets acquired and the liabilities assumed based on the fair values at the acquisition date. The purchase price allocation was completed during November 2023 with no further adjustments to the previously reported fair values of assets acquired and liabilities assumed.

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

Oil and natural gas properties were valued using an income approach utilizing the discounted cash flow method, which takes into account production forecasts, projected commodity prices and pricing differentials, and estimates of future capital and operating costs which were then discounted utilizing an estimated weighted-average cost of capital for industry market participants. The fair value of acquired midstream assets was based on the cost approach, which utilized asset listings and cost records with consideration for the reported age, condition, utilization and economic support of the assets and was included in the Company’s consolidated balance sheets under the caption “Other property, equipment and land.” The majority of the measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and are therefore considered Level 3 inputs.

With the completion of the FireBird Acquisition, the Company acquired proved properties of $648 million and unproved properties of $950 million. The results of operations attributable to the FireBird Acquisition from the acquisition date through December 31, 2022 have been included in the consolidated statement of operations and include $46 million of total revenue and $28 million of net income.

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

Non-Core Assets Divestitures

In October 2022, the Company completed the divestiture of non-core Delaware Basin acreage consisting of approximately 3,272 net acres, with net production of approximately 550 BO/d (800 BOE/d) for $155 million of net proceeds. The Company used the net proceeds from this transaction towards debt reduction.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

2021 Activity

Acquisitions

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

With the completion of the Guidon Acquisition, the Company acquired proved properties of $537 million and unproved properties of $573 million. The results of operations attributable to the Guidon Acquisition from the acquisition date through December 31, 2021 have been included in the consolidated statements of operations for the year ended December 31, 2021, and include $345 million of total revenue and $170 million of net income.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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

Purchase Price Allocation

The QEP Merger has been accounted for as a business combination using the acquisition method. The following table represents the allocation of the total purchase price for the acquisition of QEP to the identifiable assets acquired and the liabilities at the acquisition date. The purchase price allocation was completed in the first quarter of 2022.

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

Rattler’s Gas Gathering Divestiture

On November 1, 2021, Rattler completed the sale of its gas gathering assets to Brazos for aggregate total consideration of $84 million, after customary closing adjustments.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Pro Forma Financial Information (Unaudited)

The following unaudited summary pro forma financial information for the years ended December 31, 2023, 2022 and 2021 has been prepared to give effect to (i) the QEP Merger and the Guidon Acquisition as if they had occurred on January 1, 2020, (ii) the FireBird Acquisition as if it had occurred on January 1, 2021, and (iii) the Lario Acquisition as if it had occurred on January 1, 2022. The unaudited pro forma financial information does not purport to be indicative of what the combined company’s results of operations would have been if these transactions had occurred on the dates indicated, nor is it indicative of the future financial position or results of operations of the combined company.

The below information reflects pro forma adjustments for the issuance of the Company’s common stock as consideration for Firebird, Lario and QEP’s outstanding shares of common stock, as well as pro forma adjustments based on available information and certain assumptions that the Company believes are reasonable, including adjustments to depreciation, depletion and amortization based on the full cost method of accounting and the purchase price allocated to property, plant, and equipment as well as adjustments to interest expense and the provision for (benefit from) income taxes.

Additionally, pro forma earnings were adjusted to exclude acquisition-related costs incurred by the Company of (i) $8 million and $3 million for the Lario Acquisition and the FireBird Acquisition during the year ended December 31, 2023, respectively, (ii) $2 million for the FireBird Acquisition during the year ended December 31, 2022, (iii) $78 million for the QEP Merger and the Guidon Acquisition during the year ended December 31, 2021, and (iv) $31 million of costs incurred by QEP through the closing date of the QEP Merger. These acquisition-related costs primarily consist of one-time severance costs and the accelerated or change-in-control vesting of certain QEP share-based awards for former QEP employees based on the terms of the merger agreement relating to the QEP Merger and other bank, legal and advisory fees. The pro forma results of operations do not include any cost savings or other synergies that may result from the QEP Merger, the Guidon Acquisition, the FireBird Acquisition and the Lario Acquisition or any estimated costs that have been or will be incurred by the Company to integrate the acquired assets. The pro forma financial data does not include the results of operations for any other acquisitions made during the periods presented, as they were primarily acreage acquisitions and their results were not deemed material.

	Year Ended December 31,
	2023	2022	2021
	(In millions, except per share amounts)
Revenues	$8,457	$10,542	$7,198
Income (loss) from operations	$4,607	$7,071	$4,193
Net income (loss)	$3,175	$4,834	$2,148
Basic earnings per common share	$17.48	$25.74	$11.40
Diluted earnings per common share	$17.48	$25.74	$11.40

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

5.    PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	December 31,
	2023	2022
	(In millions)
Oil and natural gas properties:
Subject to depletion	$33,771	$28,767
Not subject to depletion	8,659	8,355
Gross oil and natural gas properties	42,430	37,122
Accumulated depletion	(8,333)	(6,671)
Accumulated impairment	(7,954)	(7,954)
Oil and natural gas properties, net	26,143	22,497
Other property, equipment and land	673	1,481
Accumulated depreciation, amortization, accretion and impairment	(142)	(219)
Total property and equipment, net	$26,674	$23,759

Balance of costs not subject to depletion:
Incurred in 2023	$1,470
Incurred in 2022	827
Incurred in 2021	1,136
Prior	5,226
Total not subject to depletion	$8,659
Capitalized internal costs were approximately $66 million, $58 million and $60 million for the years ended December 31, 2023, 2022 and 2021, respectively. Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. Although the evaluation process has not been completed on our unevaluated properties, the Company currently estimates these costs will be added to the amortization base within ten years.

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter which determines a limit, or ceiling, on the book value of proved oil and natural gas properties. No impairment expense was recorded for the years ended December 31, 2023, 2022 and 2021.

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

In connection with the QEP Merger and the Guidon Acquisition, the Company recorded the oil and natural gas properties acquired at fair value, based on forward strip oil and natural gas pricing existing at the closing date of the respective transactions, in accordance with ASC 820 Fair Value Measurement. Pursuant to SEC guidance, the Company determined that the fair value of the properties acquired in the QEP Merger and the Guidon Acquisition clearly exceeded the related full cost ceiling limitation beyond a reasonable doubt. As such, the Company requested and received a waiver from the SEC to exclude the properties acquired from the ceiling test calculation for the quarter ended March 31, 2021. As a result, no impairment expense related to the QEP Merger and the Guidon Acquisition was recorded for the three months ended March 31, 2021. Had the Company not received a waiver from the SEC, an impairment charge of approximately $1.1 billion would have been recorded for such period. Management affirmed there was not a decline in the fair value of these acquired assets. The properties acquired in the QEP Merger and the Guidon Acquisition had total unamortized costs at March 31, 2021 of $3.0 billion and $1.1 billion, respectively.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

At December 31, 2023, there were $77 million in exploration and development costs and $337 million in capitalized interest that are not subject to depletion. At December 31, 2022, there were $126 million in exploration and development costs and $206 million in capitalized interest costs that were not subject to depletion.

6.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligations liability for the following periods:

	Year Ended December 31,
	2023	2022
	(In millions)
Asset retirement obligations, beginning of period	$347	$171
Additional liabilities incurred	4	36
Liabilities acquired	8	19
Liabilities settled and divested	(88)	(26)
Accretion expense	16	14
Revisions in estimated liabilities(1)	(42)	133
Asset retirement obligations, end of period	245	347
Less: current portion(2)	6	11
Asset retirement obligations - long-term	$239	$336
(1) Revisions in estimated liabilities for the year ended December 31, 2023 are primarily the result of changes in estimated future plugging and abandonment costs due to reductions in current cost estimates and other factors.
(2) The current portion of the asset retirement obligation is included in the caption “Other accrued liabilities” in the Company’s consolidated balance sheets.

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

7.    EQUITY METHOD INVESTMENTS AND RELATED PARTY TRANSACTIONS

The Company considers its equity method investees to be related parties. At December 31, 2023 and 2022, the Company had the following significant equity method investments:

	Ownership Interest	December 31, 2023	December 31, 2022
		(In millions)
EPIC Crude Holdings, LP	10%	$93	$101
Gray Oak Pipeline, LLC(1)(2)	—%	—	115
Wink to Webster Pipeline LLC	4%	92	87
OMOG JV LLC(2)	—%	—	191
BANGL LLC	10%	29	28
WTG joint venture	25%	182	156
Deep Blue Midland Basin LLC	30%	128	—
Other	various	5	3
Total		$529	$681
(1) The Company’s investment of $115 million in Gray Oak was classified in assets held for sale in the consolidated balance sheet at December 31, 2022, and was subsequently divested in January 2023 as further discussed in Note 4—Acquisitions and Divestitures.
(2) The Company’s investment of $190 million in OMOG was divested in July 2023 as further discussed in Note 4—Acquisitions and Divestitures.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Currently, the Company receives distributions from Wink to Webster and prior to their divestitures, received distributions from Gray Oak and OMOG, which are classified either within the operating or investing sections of the consolidated statements of cash flows by determining the nature of each distribution. The following table presents total distributions received from the Company’s equity method investments for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Gray Oak Pipeline, LLC	$—	$28	$26
Wink to Webster Pipeline LLC	13	5	—
OMOG JV LLC	23	19	18
Total	$36	$52	$44

The following summarizes the income (loss) of equity method investees for the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
EPIC Crude Holdings, LP	$(8)	$(7)	$(16)
Gray Oak Pipeline, LLC	3	22	16
Wink to Webster Pipeline LLC	9	4	(3)
OMOG JV LLC	17	14	12
WTG joint venture	26	44	6
Deep Blue Midland Basin LLC	2	—	—
Other	(1)	—	—
Total	$48	$77	$15

The Company reviews its equity method investments to determine if a loss in value which is other than temporary has occurred when events indicate the carrying value of the investment may not be recoverable. If such a loss has occurred, the Company recognizes an impairment provision. No significant impairments were recorded for the Company’s equity method investments for the years ended December 31, 2023, 2022 or 2021. If economic challenges occur in future periods, it could result in circumstances requiring the Company to record potentially material impairment charges on its equity method investments.

In addition to the equity method investments noted above, at December 31, 2023, the Company also has an insignificant investment in the Class A common stock of Verde Clean Fuels, Inc. The Company elected the fair value option for measuring the fair value of this equity investment as discussed further in Note 13— Fair Value Measurements.

Related Party Transactions- Deep Blue

In addition to the equity method investee activity reported above, the Company had other significant related party transactions with Deep Blue which at December 31, 2023, include (i) contingent consideration and other post-close adjustments receivable from Deep Blue, (ii) accrued capital expenditures and other accrued payables related to a commitment to fund certain capital expenditures on projects that were in process at the time of the Deep Blue transaction, and (iii) lease operating expenses and capitalized expenses related to fees paid to Deep Blue under a 15-year dedication for its produced water and supply water within a 12-county area of mutual interest in the Midland Basin.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table presents the significant related party balances included in the consolidated balance sheet at December 31, 2023:

December 31, 2023
(In millions)
Current assets - Accounts receivable	$61
Current liabilities - Accrued capital expenditures	$(21)
Current liabilities - Other accrued liabilities	$(18)

During the year ended December 31, 2023, the Company also paid Deep Blue approximately $35 million for water services provided during the completion phase of wells. These costs were capitalized and are included in the caption “Oil and natural gas properties” on the consolidated balance sheet.

The following table presents the significant related party transactions included in the consolidated statement of operations for the year ended December 31, 2023:

Year Ended December 31, 2023
(In millions)
Lease operating expenses	$33
Net income (loss)	$(33)

8.    DEBT
The Company’s debt consisted of the following as of the dates indicated:

	December 31,
	2023	2022
	(In millions)
5.250% Senior Notes due 2023	$—	$10
3.250% Senior Notes due 2026	750	780
5.625% Senior Notes due 2026(1)	14	14
7.125% Medium-term Notes, Series B, due 2028	73	73
3.500% Senior Notes due 2029	921	1,021
3.125% Senior Notes due 2031	789	789
6.250% Senior Notes due 2033	1,100	1,100
4.400% Senior Notes due 2051	650	650
4.250% Senior Notes due 2052	750	750
6.250% Senior Notes due 2053	650	650
Unamortized debt issuance costs	(46)	(43)
Unamortized discount costs	(23)	(26)
Unamortized premium costs	4	4
Unamortized basis adjustment of dedesignated interest rate swap agreements(2)	(84)	(106)
Viper revolving credit facility	263	152
Viper 5.375% Senior Notes due 2027	430	430
Viper 7.375% Senior Notes due 2031	400	—
Total debt, net	6,641	6,248
Less: current maturities of long-term debt	—	10
Total long-term debt	$6,641	$6,238
(1) At the effective time of the QEP Merger, QEP became a wholly owned subsidiary of the Company and remained the issuer of these senior notes.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

(2)    Represents the unamortized basis adjustment related to two receive-fixed, pay variable interest rate swap agreements which were previously designated as fair value hedges of the Company’s $1.2 billion 3.500% fixed rate senior notes due 2029. These swaps were dedesignated in the second quarter of 2022 as discussed further in Note 12—Derivatives.

Debt maturities as of December 31, 2023, excluding debt issuance costs, premiums and discounts and the unamortized basis adjustment of dedesignated interest rate swap agreements are as follows:

Year Ending December 31,
(In millions)
2024	$—
2025	—
2026	764
2027	430
2028	336
Thereafter	5,260
Total	$6,790

References in this section to the Company shall mean Diamondback Energy, Inc. and Diamondback E&P, collectively, unless otherwise specified.

Second Amended and Restated Credit Facility

The Company maintains a credit agreement, as amended, which provides for a maximum credit amount of $1.6 billion, which may be further increased to a total maximum commitment of $2.6 billion. As of December 31, 2023, the Company had no outstanding borrowings under the credit agreement and $1.6 billion available for future borrowings. The weighted average interest rate on borrowings under the credit agreement was 6.31%, 3.91% and 1.67% for the years ended December 31, 2023, 2022 and 2021, respectively. During the second quarter of 2023, the Company exercised an election to extend the maturity date of the credit agreement by one year to June 2, 2028, which may be further extended by one one-year extension pursuant to the terms set forth in the credit agreement.

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

The credit agreement contains a financial covenant that requires us to maintain a Total Net Debt to Capitalization Ratio (as defined in the credit agreement) of no more than 65%. As of December 31, 2023, the Company was in compliance with all financial maintenance covenants under the revolving credit facility, as then in effect.

2023 Issuance of Notes

Viper 2031 Notes

On October 19, 2023, Viper completed an offering of $400 million in aggregate principal amount of its 7.375% Senior Notes maturing on November 1, 2031 (the “Viper 2031 Notes”). Viper received net proceeds of approximately $394 million, after deducting the initial purchasers’ discount and transaction costs, from the Viper 2031 Notes. Viper loaned the gross proceeds to Viper LLC, which used the proceeds to partially fund the cash portion of the GRP Acquisition.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

2023 Retirement of Notes

In the second quarter of 2023, the Company repurchased principal amounts of $30 million of its 3.250% Senior Notes due 2026 and $100 million of its 3.500% Senior Notes due 2029 for total cash consideration, including accrued interest paid, of $124 million. These repurchases resulted in an immaterial loss on extinguishment of debt during the year ended December 31, 2023.

The Company redeemed the principal amount of its $10 million 5.250% Senior Notes due 2023 at maturity on May 1, 2023.

2022 Issuance of Notes

2053 Notes Offering

On December 13, 2022, the Company issued $650 million aggregate principal amount of 6.250% Senior Notes due March 15, 2053 (the “2053 Notes”) and received net proceeds of $643 million, after deducting debt issuance costs and discounts of $7 million and underwriting discounts and offering expenses. Interest on the 2053 Notes is payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2023.

2033 Notes Offering

On October 28, 2022, the Company issued $1.1 billion of 6.250% Senior Notes due March 15, 2033 (the “2033 Notes”) and received net proceeds of $1.1 billion, after deducting debt issuance costs and discounts of $15 million and underwriting discounts and offering expense. Interest on the 2033 Notes is payable semi-annually on March 15 and September 15 of each year, beginning on March 15, 2023.

2052 Notes Offering

On March 17, 2022, the Company issued $750 million aggregate principal amount of 4.250% Senior Notes due March 15, 2052 (the “2052 Notes”) and received net proceeds of $739 million, after deducting debt issuance costs and discounts of $11 million and underwriting discounts and offering expenses. Interest on the 2052 Notes is payable semi-annually on March 15 and September 15 of each year, beginning on September 15, 2022.

2022 Retirement of Notes

In the third quarter of 2022, the Company fully redeemed the $25 million principal amount of the outstanding 5.375% Notes due 2022 and fully repaid at maturity the $20 million principal amount of the outstanding 7.320% Medium-term Notes, Series A due 2022. The Company funded these transactions with cash on hand.

Additionally, the Company used a portion of the net proceeds from the 2033 Notes offering to fund, in full, the redemption of the $500 million principal amount of Rattler’s 5.625% Senior Notes due 2025. The redemption included a premium and accrued and unpaid interest for a total cash consideration of $522 million. These redemptions resulted in an immaterial loss on extinguishment of debt.

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

In the first quarter of 2022, the Company fully redeemed the $500 million and $1.0 billion principal amounts of its outstanding 4.750% Senior Notes due 2025 and 2.875% Senior Notes due 2024, respectively. Cash consideration for these redemptions totaled $1.6 billion, including make-whole premiums of $47 million, which resulted in a loss on extinguishment of debt of $54 million. The Company funded the redemptions with a portion of the net proceeds from the 2052 Notes offering and cash on hand.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Guaranteed Senior Notes

The Guaranteed Senior Notes are the Company’s senior unsecured obligations and are fully and unconditionally guaranteed by Diamondback E&P, are senior in right of payment to any of the Company’s future subordinated indebtedness and rank equal in right of payment with all of the Company’s existing and future senior indebtedness.

The Viper Notes are senior unsecured obligations of Viper, initially guaranteed on a senior unsecured basis by Viper LLC, and will pay interest semi-annually. The Company will not guarantee the Viper Notes. In the future, each of Viper’s restricted subsidiaries that either (i) guarantees any of its or a guarantor’s indebtedness, or (ii) is a domestic restricted subsidiary and is an obligor with respect to any indebtedness under any credit facility will be required to guarantee the Viper Notes.

Viper’s Credit Agreement

On May 31, 2023, Viper LLC entered into a tenth amendment to the existing credit agreement, which among other things, (i) maintained the maximum credit amount of $2.0 billion, (ii) increased the borrowing base from $580 million to $1.0 billion and (iii) increased the aggregate elected commitment amount from $500 million to $750 million.

On September 22, 2023, Viper LLC entered into an eleventh and separately a twelfth amendment to the existing credit agreement, which among other things, (i) extended the maturity date from June 2, 2025, to September 22, 2028, (ii) maintained the maximum credit amount of $2.0 billion, (iii) further increased the borrowing base from $1.0 billion to $1.3 billion, (iv) further increased the aggregate elected commitment amount from $750 million to $850 million, and (v) waived the automatic reduction of the borrowing base that otherwise would have occurred upon the consummation of the issuance of the 2031 Notes.

As of December 31, 2023, Viper LLC had $263 million of outstanding borrowings and $587 million available for future borrowings under the Viper credit agreement. The weighted average interest rates on borrowings under the Viper credit agreement were 7.41%, 4.22%, and 2.35% for the years ended December 31, 2023, 2022 and 2021, respectively.

The outstanding borrowings under the Viper credit agreement bear interest at a rate elected by Viper LLC that is equal to (i) term SOFR plus 0.10% (“Adjusted Term SOFR”), or (ii) an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 1-month Adjusted Term SOFR plus 1.0%), in each case plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% per annum in the case of the alternative base rate and from 2.00% to 3.00% per annum in the case of Adjusted Term SOFR, in each case depending on the amount of the loans outstanding in relation to the commitment, which is calculated using the least of the maximum credit amount, the aggregate elected commitment amount and the borrowing base. Viper LLC is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment. The credit agreement is secured by substantially all the assets of Viper and Viper LLC.

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

As of December 31, 2023, Viper LLC was in compliance with all financial maintenance covenants under the Viper credit agreement.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Interest expense

The following amounts have been incurred and charged to interest expense for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Interest expense	$346	$272	$277
Other fees and expenses	2	12	11
Less: interest income	2	1	1
Less: capitalized interest	171	124	88
Interest expense, net	$175	$159	$199

9.    STOCKHOLDERS’ EQUITY AND EARNINGS PER SHARE

Common Stock Repurchase Programs

The Company’s board of directors has approved a common stock repurchase program to acquire up to $4.0 billion of the Company’s outstanding common stock, excluding excise tax. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the years ended December 31, 2023, 2022 and 2021, the Company repurchased, excluding excise tax, approximately $838 million, $1.1 billion and $431 million, respectively, of common stock under the respective repurchase programs. As of December 31, 2023, $1.6 billion remained available for use to repurchase shares under the Company’s common stock repurchase program, excluding excise tax.

Change in Ownership of Consolidated Subsidiaries

Non-controlling interests in the accompanying consolidated financial statements represent minority interest ownership in Viper and Rattler through the Effective Date of the Rattler Merger and are presented as a component of equity. The Company’s ownership percentages in Viper and Rattler have historically changed as a result of public offerings, issuance of units for acquisitions, issuance of unit-based compensation, repurchases of common units and distribution equivalent rights paid on their units. These changes in ownership percentage and the disproportionate allocation of net income to the Company result in adjustments to non-controlling interest and additional paid-in-capital, tax effected, but do not impact earnings.

The following table summarizes changes in the ownership interest in consolidated subsidiaries during the respective periods:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net income (loss) attributable to the Company	$3,143	$4,386	$2,182
Change in ownership of consolidated subsidiaries	77	(46)	66
Change from net income (loss) attributable to the Company's stockholders and transfers with non-controlling interest	$3,220	$4,340	$2,248

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Dividends

The following table presents dividends and distribution equivalent rights paid on the Company’s common stock during the respective periods:

	Base	Variable	Total	Total
	(In per share)			(In millions)
2023
First quarter	$0.80	$2.15	$2.95	$546
Second quarter	0.80	0.03	0.83	151
Third quarter	0.84	—	0.84	151
Fourth quarter	0.84	2.53	3.37	607
Total year-to-date	$3.28	$4.71	$7.99	$1,455

2022
First quarter	$0.60	$—	$0.60	$108
Second quarter	0.70	2.35	3.05	548
Third quarter	0.75	2.30	3.05	532
Fourth quarter	0.75	1.51	2.26	400
Total year-to-date	$2.80	$6.16	$8.96	$1,588

2021
First quarter	$0.40	$—	$0.40	$69
Second quarter	0.40	—	0.40	74
Third quarter	0.45	—	0.45	83
Fourth quarter	0.50	—	0.50	92
Total year-to-date	$1.75	$—	$1.75	$318

Viper’s Common Stock Repurchase Program

Viper’s board of directors has currently approved a common stock repurchase program to acquire up to $750 million of Viper’s outstanding Class A common stock, excluding excise tax, over an indefinite period of time. During the years ended December 31, 2023, 2022 and 2021, Viper repurchased approximately $95 million, $151 million, and $46 million under its repurchase program. As of December 31, 2023, $434 million remained available for use to repurchase shares under Viper’s common stock repurchase program.

Dividends to Non-Controlling Interest

During the years ended December 31, 2023, 2022 and 2021 Viper paid $129 million, $182 million, and $76 million of distributions and dividends to its public shareholders, excluding Diamondback, in accordance with the dividend policy approved by its board of directors. Prior to the Rattler Merger, Rattler made $35 million and $36 million of distributions to its common unitholders during the years ended December 31, 2022 and 2021, respectively, in accordance with the distribution policy approved by its board of directors. These dividends are reflected under the caption “Dividends/distributions to non-controlling interest” on the Company’s consolidated statement of stockholders’ equity and consolidated statements of cash flows.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Earnings (Loss) Per Share

The Company’s basic earnings (loss) per share amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share include the effect of potentially dilutive shares outstanding for the period. Additionally, the per share earnings of Viper and Rattler prior to the Effective Date of the Rattler Merger are included in the consolidated earnings per share computation based on the consolidated group’s holdings of the subsidiaries.
A reconciliation of the components of basic and diluted earnings (loss) per common share is presented in the table below:

	Year Ended December 31,
	2023	2022	2021
	(In millions, except per share amounts)
Net income (loss) attributable to common stock	$3,143	$4,386	$2,182
Less: distributed and undistributed earnings allocated to participating securities(1)	22	42	20
Net income (loss) attributable to common stockholders	$3,121	$4,344	$2,162
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	179,999	176,539	176,643
Effect of dilutive securities:
Weighted-average potential common shares issuable	—	—	—
Diluted weighted average common shares outstanding	179,999	176,539	176,643
Basic net income (loss) attributable to common stock	$17.34	$24.61	$12.24
Diluted net income (loss) attributable to common stock	$17.34	$24.61	$12.24
(1)    Unvested restricted stock awards and performance stock awards that contain non-forfeitable distribution equivalent rights are considered participating securities and therefore are included in the earnings per share calculation pursuant to the two-class method.

10.    EQUITY-BASED COMPENSATION

Under the equity incentive plan (the “Equity Plan”), approved by the board of directors, the Company is authorized to issue up to 11.8 million shares of incentive and non-statutory stock options, restricted stock awards and restricted stock units, performance awards and stock appreciation rights to eligible employees. The Company currently has outstanding restricted stock units and performance-based restricted stock units under the Equity Plan. The Company also has immaterial amounts of restricted share awards and stock appreciation rights outstanding which were issued under plans assumed in connection with previously completed mergers. At December 31, 2023, approximately 5.1 million shares of common stock remain available for future grants under the Equity Plan. The Company classifies its restricted stock units and performance-based restricted stock units as equity-based awards and estimates the fair values of restricted stock awards and units as the closing price of the Company’s common stock on the grant date of the award, which is expensed over the applicable vesting period.

In addition to the Equity Plan, Viper maintains its own long-term incentive plan, which is not significant to the Company.

The following table presents the financial statement impacts of equity compensation plans and related costs on the Company’s financial statements:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
General and administrative expenses	$54	$55	$51
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	$26	$21	$20

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Restricted Stock Units

The following table presents the Company’s restricted stock unit activity during the year ended December 31, 2023 under the Equity Plan:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2022	918,902	$95.74
Granted	464,367	$145.45
Vested	(558,077)	$85.94
Forfeited	(73,996)	$108.00
Unvested at December 31, 2023	751,196	$132.29

The aggregate grant date fair value of restricted stock units that vested during the years ended December 31, 2023, 2022 and 2021 was $48 million, $41 million and $46 million, respectively. As of December 31, 2023, the Company’s unrecognized compensation cost related to unvested restricted stock units was $74 million, which is expected to be recognized over a weighted-average period of 1.9 years.

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

In March 2023, eligible employees received performance restricted stock unit awards totaling 126,347 units from which a minimum of 0% and a maximum of 200% of the units could be awarded based upon the measurement of total stockholder return of the Company’s common stock as compared to a designated peer group during the three-year performance period of January 1, 2023 to December 31, 2025 and cliff vest at December 31, 2025 subject to continued employment. The initial payout of the March 2023 awards will be further adjusted by a TSR modifier that may reduce the payout or increase the payout up to a maximum of 250%. Additionally, in July 2023 the Company granted 1,858 units under substantially the same terms as the March 2023 performance restricted stock unit awards.

In March 2022, eligible employees received performance restricted stock unit awards totaling 126,905 units from which a minimum of 0% and a maximum of 200% of the units could be awarded based upon the measurement of total stockholder return of the Company’s common stock as compared to a designated peer group during the three-year performance period of January 1, 2022 to December 31, 2024 and cliff vest at December 31, 2024 subject to continued employment. The initial payout of the March 2022 awards will be further adjusted by a TSR modifier that may reduce the payout or increase the payout up to a maximum of 250%.

In March 2021, eligible employees received performance restricted stock unit awards totaling 198,454 units from which a minimum of 0% and a maximum of 200% units could be awarded based upon the TSR during the three-year performance period of January 1, 2021 to December 31, 2023. These awards cliff vested at 250% on December 31, 2023 based upon the results of the TSR during the performance period.

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

The following table presents a summary of the grant-date fair values of performance restricted stock units granted and the related assumptions for the awards granted during the periods presented:

	March 2023	July 2023	2022	2021
Grant-date fair value	$259.52	$222.09	$237.13	$131.06
Risk-free rate	4.64%	4.70%	1.44%	15.00%
Company volatility	46.90%	47.20%	72.10%	69.60%

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table presents the Company’s performance restricted stock unit activity under the Equity Plan for the year ended December 31, 2023:

	Performance Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2022	347,881	$168.48
Granted	361,268	$258.98
Vested	(388,436)	$134.64
Forfeited	(42,657)	$144.48
Unvested at December 31, 2023(1)	278,056	$234.80
(1)A maximum of 645,703 units could be awarded based upon the Company’s final TSR ranking.

As of December 31, 2023, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $35 million, which is expected to be recognized over a weighted-average period of 2.0 years.

11.    INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company is subject to corporate income taxes and the Texas margin tax. The Company and its subsidiaries, other than Viper, Viper LLC, and Rattler LLC, file a U.S. federal corporate income tax return on a consolidated basis. As discussed further below, Viper became a taxable entity for U.S. federal income tax purposes effective May 10, 2018, and as such files a U.S. federal corporate income tax return including the activity of its investment in Viper LLC. Viper’s provision for income taxes is included in the Company’s consolidated income tax provision and, to the extent applicable, in net income attributable to the non-controlling interest.

For periods subsequent to the Effective Date of the Rattler Merger, Rattler is a member of the group filing consolidated income tax returns with Diamondback Energy, Inc. and its subsidiaries. As such, Rattler’s current and deferred income taxes continue to be included in the Company’s consolidated income tax expense from continuing operations and, only for periods prior to the Rattler Merger, in net income attributable to the non-controlling interest.

The Company’s effective income tax rates were 21.5%, 20.5% and 21.7% for the years ended December 31, 2023, 2022 and 2021, respectively. Total income tax expense for the year ended December 31, 2023 differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income primarily due to state income taxes, net of federal benefit, partially offset by the impact of permanent differences between book and taxable income and tax benefit resulting from a reduction in the valuation allowance on Viper’s deferred tax assets for the year ended December 31, 2023. Total income tax expense for the year ended December 31, 2022 differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income for the period primarily due to (i) state income taxes, net of federal benefit, partially offset by (ii) the impact of permanent differences between book and taxable income and (iii) tax benefit resulting from a reduction in the valuation allowance on Viper’s and QEP’s deferred tax assets for the year ended December 31, 2022. Total income tax expense for the year ended December 31, 2021 differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income for the period primarily due to state income taxes, net of federal benefit.

The Inflation Reduction Act of 2022 (“IRA”) was enacted on August 16, 2022, which created a 15% corporate alternative minimum tax (“CAMT”) on the “adjusted financial statement income” of certain large corporations (generally, corporations reporting at least $1 billion of average adjusted pre-tax net income on their consolidated financial statements) as well as an excise tax of 1% on the fair market value of certain public company stock/unit repurchases for tax years beginning after December 31, 2022. Based on application of currently available guidance, the Company’s income tax expense for the year ended December 31, 2023 was not impacted by the CAMT. The Company’s excise tax during the year ended December 31, 2023 was immaterial and was recognized as part of the cost basis of the units repurchased.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The components of the Company’s consolidated provision for income taxes from continuing operations for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Current income tax provision (benefit):
Federal	$505	$421	$10
State	29	33	15
Total current income tax provision (benefit)	534	454	25
Deferred income tax provision (benefit):
Federal	370	706	594
State	8	14	12
Total deferred income tax provision (benefit)	378	720	606
Total provision for (benefit from) income taxes	$912	$1,174	$631

A reconciliation of the statutory federal income tax amount from continuing operations to the recorded expense is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Income tax expense (benefit) at the federal statutory rate (21%)	$892	$1,205	$610
State income tax expense, net of federal tax effect	31	42	23
Non-deductible compensation	8	10	10
Change in valuation allowance	(7)	(71)	(12)
Other, net	(12)	(12)	—
Provision for (benefit from) income taxes	$912	$1,174	$631

The components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022
	(In millions)
Deferred tax assets:
Net operating loss and other carryforwards	$236	$406
Derivative instruments	22	—
Stock based compensation	7	5
Viper's investment in Viper LLC	170	148
Rattler's investment in Rattler LLC	—	1
Other	21	16
Deferred tax assets	456	576
Valuation allowance	(233)	(223)
Deferred tax assets, net of valuation allowance	223	353
Deferred tax liabilities:
Oil and natural gas properties and equipment	2,463	2,109
Midstream investments	162	235
Derivative instruments	—	12
Other	2	2
Total deferred tax liabilities	2,627	2,358
Net deferred tax liabilities	$2,404	$2,005

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The Company had net deferred tax liabilities of approximately $2.4 billion and $2.0 billion at December 31, 2023 and 2022, respectively.

At December 31, 2023, the Company had approximately $369 million of federal NOLs and $4 million of federal tax credits expiring in 2037 and $221 million of federal NOLs with an indefinite carryforward life, including NOLs acquired from QEP and from Rattler. The Company principally operates in the state of Texas and is subject to Texas Margin Tax, which currently does not include an NOL carryover provision. The Company’s federal tax attributes, including those acquired from QEP and Rattler, are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which relates to tax attribute limitations upon the 50% or greater change of ownership of an entity during any three-year look back period. Other than as described below regarding realization of tax attributes acquired from QEP, the Company believes that the application of Section 382 of the Code will not have an adverse effect on future usage of the Company’s NOLs and credits.

On August 24, 2022, the Company completed the Rattler Merger. Management considered the likelihood that the federal net operating losses and other tax attributes acquired from Rattler will be utilized, including in light of Rattler’s inclusion in consolidated income tax returns with Diamondback for periods subsequent to the Rattler Merger, and in light of the annual limitation on utilization of tax attributes following Rattler’s ownership change pursuant to Section 382 of the Code. As a result of the assessment, including consideration of all available positive and negative evidence, management determined that it continues to be more likely than not that Rattler will realize its deferred tax assets as of December 31, 2023.

As of December 31, 2023, the Company had a valuation allowance of $11 million related to federal NOL and credit carryforwards acquired from QEP which are estimated not more likely than not to be realized prior to expiration. In addition, the Company had a valuation allowance of $107 million primarily related to certain state NOL carryforwards which the Company does not believe are realizable as it does not anticipate significant future operations in those states and a valuation allowance of $114 million related to Viper’s deferred tax assets, as discussed further below. Management’s assessment at each balance sheet date included consideration of all available positive and negative evidence including the anticipated timing of reversal of deferred tax liabilities and the limitations imposed by Section 382 of the Code on certain of the Company’s NOLs and other carryforwards. Management believes that the balance of the Company’s NOLs is realizable to the extent of future taxable income primarily related to the excess of book carrying value of properties over their respective tax bases. As of December 31, 2023, management determined that it is more likely than not that the Company will realize its remaining deferred tax assets.

At December 31, 2023, the Company’s net deferred tax liabilities include deferred tax assets of approximately $170 million related to Viper’s investment in Viper LLC. Deferred taxes are provided on the difference between Viper’s basis for financial accounting purposes and basis for federal income tax purposes in its investment in Viper LLC.

As of December 31, 2023, Viper had a valuation allowance of approximately $114 million related to deferred tax assets that Viper does not believe are more likely than not to be realized. During the years ended December 31, 2023 and 2022, Viper recognized deferred income tax benefit of $7 million and $50 million, respectively, related to a reduction in its valuation allowance, based on a change in judgment about the realizability of its deferred tax assets. Management’s assessment of all available evidence, both positive and negative, supporting realizability of Viper’s deferred tax assets as required by applicable accounting standards, resulted in recognition of tax benefit for the portion of Viper’s deferred tax assets considered more likely than not to be realized. The positive evidence assessed included recent cumulative income due in part to higher commodity prices and an expectation of future taxable income based upon recent actual and forecasted production volumes and prices. Viper retained a partial valuation allowance on its deferred tax assets due in part to potential future volatility in commodity prices impacting the likelihood of future realizability.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table sets forth changes in the Company’s unrecognized tax benefits:

	December 31,
	2023	2022
	(In millions)
Balance at beginning of year	$7	$7
Decrease resulting from expiration of statute	(7)	—
Balance at end of year	—	7
Less: Effects of temporary items	—	(4)
Total that, if recognized, would impact the effective income tax rate as of the end of the year	$—	$3

The Company recognizes the tax benefit from a tax position only if it is more likely than not that it will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. The Company’s federal and state income tax returns for the years ended December 31, 2020 through December 31, 2022 remain open for all purposes of examination by the IRS and major state taxing jurisdictions. However, certain earlier tax years remain open for adjustment to the extent of their NOL carryforwards available for future utilization. It is reasonably possible that significant changes to the reserve for uncertain tax positions may occur as a result of various audits and the expiration of the statute of limitations. Although the timing and outcome of tax examinations is highly uncertain, the Company does not expect the change in unrecognized tax benefit within the next 12 months would have a material impact to the financial statements.

The Company recognizes interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. During the years ended December 31, 2023 and 2022, there was an insignificant amount of interest and no penalties related to each period associated with uncertain tax positions recognized in the Company’s consolidated financial statements.

12. DERIVATIVES

At December 31, 2023, the Company has commodity derivative contracts and interest rate swaps outstanding. All derivative financial instruments are recorded at fair value.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

As of December 31, 2023, the Company had the following outstanding commodity derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed:

					Swaps	Collars
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Weighted Average Differential	Weighted Average Floor Price	Weighted Average Ceiling Price
OIL
Jan. - Jun.	2024	Costless Collar	6,000	WTI Cushing	$—	$65.00	$95.55
Jan. - Dec.	2024	Basis Swap(1)	10,000	Argus WTI Midland	$1.19	$—	$—
Jan. - Dec.	2024	Roll Swap	30,000	WTI	$0.81	$—	$—
Jul. - Dec.	2024	Costless Collar	4,000	WTI Cushing	$—	$55.00	$93.66
NATURAL GAS
Jan. - Dec.	2024	Costless Collar	290,000	Henry Hub	$—	$2.83	$7.52
Jan. - Dec.	2024	Basis Swap(1)	380,000	Waha Hub	$(1.18)	$—	$—
Jan. - Dec.	2025	Basis Swap(1)	310,000	Waha Hub	$(0.69)	$—	$—
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

Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Strike Price	Deferred Premium
OIL
Jan. - Mar.	2024	Put	124,000	Brent	$55.40	$1.48
Jan. - Mar.	2024	Put	32,000	Argus WTI Houston	$55.00	$1.60
Jan. - Mar.	2024	Put	16,000	WTI Cushing	$58.13	$1.54
Apr. - Jun.	2024	Put	108,000	Brent	$55.46	$1.49
Apr. - Jun.	2024	Put	26,000	Argus WTI Houston	$55.00	$1.56
Apr. - Jun.	2024	Put	14,000	WTI Cushing	$59.29	$1.51
Jul. - Sep.	2024	Put	66,000	Brent	$55.15	$1.53
Jul. - Sep.	2024	Put	18,000	Argus WTI Houston	$55.00	$1.55
Jul. - Sep.	2024	Put	2,000	WTI Cushing	$55.00	$1.53
Oct. - Dec.	2024	Put	34,000	Brent	$55.00	$1.61
Oct. - Dec.	2024	Put	4,000	Argus WTI Houston	$55.00	$1.72
Oct. - Dec.	2024	Put	2,000	WTI Cushing	$55.00	$1.53

Interest Rate Swaps

In the second quarter of 2021, the Company entered into two interest rate swap agreements for notional amounts of $600 million, which were designated as fair value hedges of the Company’s $1.2 billion 3.50% fixed rate senior notes due 2029 (the “2029 Notes”) at inception. The Company receives a fixed 3.50% rate of interest on these swaps. Effective on May 28, 2023, the variable rate of interest the Company pays on these swaps was reset from three month LIBOR to three month SOFR plus 2.1865%. The Company previously adopted the optional expedient in ASU 2020-04, “Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” as later extended for these contract term modifications, and as a result, did not recognize any impact of the change in reference rate on its financial position, results of operations or liquidity for the year ended December 31, 2023.

In the second quarter of 2022, the Company elected to fully dedesignate these interest rate swaps and hedge accounting was discontinued. The cumulative fair value basis adjustment recorded on the 2029 Notes at the time of

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

dedesignation totaled $135 million. This basis adjustment is being amortized to interest expense over the remaining term of the 2029 Notes utilizing the effective interest method. See Note 8—Debt for further details. The dedesignated interest rate swaps are considered economic hedges of the Company’s fixed-rate debt. As such, changes in the fair value of the interest rate swaps after the date of dedesignation have been recorded in earnings under the caption “Gain (loss) on derivative instruments, net” in the consolidated statements of operations.

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

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments not designated as hedging instruments included in the consolidated statements of operations:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Gain (loss) on derivative instruments, net:
Commodity contracts	$(239)	$(528)	$(978)
Interest rate swaps	(20)	(58)	130
Total	$(259)	$(586)	$(848)

Net cash received (paid) on settlements:
Commodity contracts(1)	$(61)	$(849)	$(1,305)
Interest rate swaps(2)	(49)	(1)	80
Total	$(110)	$(850)	$(1,225)
(1)The years ended December 31, 2022 and 2021 include cash paid on commodity contracts terminated prior to their contractual maturity of $138 million and $16 million, respectively.
(2)The year ended December 31, 2021 includes cash received on interest rate swap contracts terminated prior to their contractual maturity of $80 million.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis, including the Company’s commodity derivative instruments, interest rate swaps, and investments in the common stock of other entities. The fair values of the Company’s commodity derivative contracts are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes, and time to maturity. The fair values of the Company’s interest rate swaps are determined based on inputs that are readily available in public markets, are determined based on inputs readily available in public markets, can be derived from information available in publicly quoted markets, or are provided by financial institutions that trade these contracts. These valuations are Level 2 inputs. The fair value of interest rate swaps is recorded as an asset or liability on the consolidated balance sheets. The net amounts of derivative instruments are classified as current or noncurrent based on their anticipated settlement dates. The Company has an immaterial investment that is reported at fair value using observable, quoted stock prices and is included in “Other assets” on the Company’s consolidated balance sheet at December 31, 2023.

The following table provides (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties, and (iv) the resulting net amounts presented under the captions “Derivative instruments” in the Company’s consolidated balance sheets as of December 31, 2023 and December 31, 2022.

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Derivative instruments:
Commodity derivative instruments	$—	$88	$—	$88	$(71)	$17
Non-current assets- Derivative instruments:
Commodity derivative instruments	$—	$8	$—	$8	$(7)	$1
Non-current assets- Other assets:
Investment	$5	$—	$—	$5	$—	$5
Liabilities:
Current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$111	$—	$111	$(71)	$40
Interest rate swaps	$—	$46	$—	$46	$—	$46
Non-current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$12	$—	$12	$(7)	$5
Interest rate swaps	$—	$117	$—	$117	$—	$117

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Derivative instruments:
Commodity derivative instruments	$—	$197	$—	$197	$(65)	$132
Non-current assets- Derivative instruments:
Commodity derivative instruments	$—	$62	$—	$62	$(39)	$23
Liabilities:
Current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$67	$—	$67	$(65)	$2
Interest rate swaps	$—	$45	$—	$45	$—	$45
Non-current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$39	$—	$39	$(39)	$—
Interest rate swaps	$—	$148	$—	$148	$—	$148

Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets:

	December 31, 2023		December 31, 2022
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
(In millions)
Debt	$6,641	$6,507	$6,248	$5,754

The fair values of the Company’s credit agreement and the Viper credit agreement approximate their carrying values based on borrowing rates available to the Company for bank loans with similar terms and maturities and are classified as Level 2 in the fair value hierarchy. The fair values of the outstanding notes were determined using the quoted market prices at each period end, a Level 1 classification in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in certain circumstances. These assets and liabilities can include those acquired in a business combination, inventory, proved and unproved oil and gas properties, equity method investments, asset retirement obligations and other long-lived assets that are written down to fair value when they are impaired or held for sale. Refer to Note 4—Acquisitions and Divestitures and Note 5—Property and Equipment for additional discussion of nonrecurring fair value adjustments.

Fair Value of Financial Assets

The carrying amount of cash and cash equivalents, receivables, prepaid expenses, other current assets, payables and other accrued liabilities and funds held in escrow approximate their fair value because of the short-term nature of the instruments.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

14.    SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$(146)	$(135)	$(194)
Cash (paid) received for income taxes, net	$(352)	$(718)	$138
Supplemental disclosure of non-cash transactions:
Accrued capital expenditures included in accounts payable and accrued expenses	$618	$520	$287
Capitalized stock-based compensation	$26	$21	$20
Common stock issued for acquisitions	$633	$1,220	$1,727
Assets contributed in exchange for ownership interest in an equity method investment	$126	$—	$—
Asset retirement obligations acquired	$8	$19	$65

15.    COMMITMENTS AND CONTINGENCIES

The Company is a party to various routine legal proceedings, disputes and claims arising in the ordinary course of its business, including those that arise from interpretation of federal and state laws and regulations affecting the crude oil and natural gas industry, personal injury claims, title disputes, royalty disputes, contract claims, employment claims, claims alleging violations of antitrust laws, contamination claims relating to oil and natural gas exploration and development and environmental claims, including claims involving assets previously sold to third parties and no longer part of the Company’s current operations. While the ultimate outcome of the pending proceedings, disputes or claims and any resulting impact on the Company, cannot be predicted with certainty, the Company’s management believes that none of these matters, if ultimately decided adversely, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company’s assessment is based on information known about the pending matters and its experience in contesting, litigating and settling similar matters. Actual outcomes could differ materially from the Company’s assessment. The Company records accrued liabilities for contingencies related to outstanding legal proceedings, disputes or claims when information available indicates that a loss is probable and the amount of the loss can be reasonably estimated.

Commitments

The following is a schedule of minimum future payments with commitments that have initial or remaining noncancellable terms in excess of one year as of December 31, 2023:

Year Ending December 31,	Transportation Commitments(1)	Electrical Fracturing Fleet(2)	Sand Supply Agreement(3)	Produced Water Disposal Commitments(4)	Electrical Power Agreements(5)
	(In millions)
2024	$98	$50	$26	$5	$72
2025	103	40	22	3	72
2026	109	3	18	4	71
2027	77	—	4	4	70
2028	67	—	—	3	37
Thereafter	314	—	—	21	85
Total	$768	$93	$70	$40	$407
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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

(2)In 2022, the Company entered into commitments for three years for the Company’s electric fracturing fleet and related power generating services.
(3)The Company has committed to purchase minimum quantities of sand for use in its drilling operations. Our failure to purchase the minimum level of quantities would require us to pay shortfall fees up to the commitment amounts included in the table above.
(4)The Company has a minimum volume commitment to purchase produced water disposal services under a 14 year agreement which began in 2021.
(5)The Company has fixed price contracts with various suppliers for the purchase of electrical power through 2032.

At December 31, 2023, the Company’s delivery commitments covered the following gross volumes of oil:

Year Ending December 31,	Oil Volume Commitments (Bbl/d)
2024	175,000
2025	175,000
2026	150,000
2027	150,000
2028	50,000
Thereafter	50,000
Total	750,000

See Note 4—Acquisitions and Divestitures for further details on commitments acquired during the Deep Blue transaction.

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

Beginning in 2013 and continuing through the fourth quarter of 2023, several coastal Louisiana parishes and the State of Louisiana have filed 43 lawsuits under Louisiana’s State and Local Coastal Resources Management Act (“SLCRMA”) against numerous oil and gas producers seeking damages for coastal erosion in or near oil fields located within Louisiana’s coastal zone. The Company is a defendant in three of these cases, and Plaintiffs’ claims against the Company relate to the prior operations of entities previously acquired by Energen Corporation. The Company has exercised contractual indemnification rights where applicable. Plaintiffs’ SLCRMA theories are unprecedented, and there remains significant uncertainty about the claims (both as to scope and damages). Although we cannot predict the ultimate outcome of these matters, the Company believes the claims lack merit and intends to continue vigorously defending these lawsuits.

16.    SUBSEQUENT EVENTS

Fourth Quarter 2023 Dividend Declaration

On February 11, 2024, the board of directors of the Company approved an increase in the Company’s annual base dividend to $3.60 per share of common stock and, on February 16, 2024, the board of directors of the Company declared a cash dividend for the fourth quarter of 2023 of $3.08 per share of common stock, payable on March 12, 2024 to its stockholders of record at the close of business on March 5, 2024. The dividend consists of a base quarterly dividend of $0.90 per share of common stock and a variable quarterly dividend of $2.18 per share of common stock. Future base and variable dividends are at the discretion of the board of directors of the Company.

Beginning in the first quarter of 2024, the Company will reduce its return of capital commitment to at least 50% from 75% of its quarterly free cash flow.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Pending Endeavor Acquisition

On February 11, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Eclipse Merger Sub I, LLC, Eclipse Merger Sub II, LLC, Endeavor Manager, LLC (solely for purposes of certain sections set forth therein), and Endeavor Parent, LLC (“Endeavor”), to acquire Endeavor (such acquisition, the “Endeavor Acquisition”) for consideration consisting of a base cash amount of $8.0 billion, subject to adjustments under the terms of the Merger Agreement, and approximately 117.27 million shares of the Company’s common stock. The Endeavor Acquisition is expected to close in the fourth quarter of 2024, subject to the satisfaction or waiver of certain customary closing conditions, including the approval of the issuance of the Company’s common stock in the Endeavor Acquisition by the Company’s stockholders and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. As a result of the Endeavor Acquisition, equityholders of Endeavor are expected to hold, at closing, approximately 39.5% of the outstanding Company common stock. If the Merger Agreement is terminated under certain circumstances, the Company may be required to pay a termination fee of $1.4 billion, including if the proposed Merger Agreement is terminated because the Company’s board of directors has changed its recommendation in respect of the stockholder proposal relating to approval of the issuance of the Company common stock in the Endeavor Acquisition. Additionally, if the Merger Agreement is terminated because the Company’s stockholders fail to approve the issuance of the Company’s common stock in the Endeavor Acquisition and the termination fee is not payable in connection with such termination, the Company is required to reimburse Endeavor for its transaction related expenses, subject to a cap of $260 million. The payment of this reimbursement will reduce any termination fee that is subsequently payable by the Company.

On February 11, 2024, in connection with the execution of the Merger Agreement, the Company entered into a commitment letter with Citigroup Global Markets Inc. (“Citi”) pursuant to which Citi committed to provide an $8.0 billion senior unsecured bridge facility, subject to customary conditions. The Company expects to replace such commitment with permanent debt financing prior to the closing of the Endeavor Acquisition.

17.    SEGMENT INFORMATION

The Company reports its operations in one reportable segment: the upstream segment, which is engaged in the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves primarily in the Permian Basin in West Texas. Other operations are included in the “All Other” category in the table below. The sources of the revenue included in the “All Other” category include midstream gathering, compression, water handling, disposal and treatment operations which are primarily derived from intersegment transactions for services provided to the upstream segment. The segments comprise the structure used by the Company’s Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following tables summarize the results of the Company's operating segments during the periods presented:

	Upstream	All Other	Eliminations	Total
	(In millions)
Year Ended December 31, 2023:
Third-party revenues	$8,344	$68	$—	$8,412
Intersegment revenues	—	329	(329)	—
Total revenues	$8,344	$397	$(329)	$8,412
Depreciation, depletion, amortization and accretion	$1,707	$39	$—	$1,746
Income (loss) from operations	$4,519	$129	$(78)	$4,570
Interest expense, net	$(176)	$1	$—	$(175)
Other income (expense)	$(268)	$88	$(15)	$(195)
Income (loss) from equity investments	$(1)	$49	$—	$48
Provision for (benefit from) income taxes	$888	$24	$—	$912
Net income (loss) attributable to non-controlling interest	$193	$—	$—	$193
Net income (loss) attributable to Diamondback Energy, Inc.	$2,993	$243	$(93)	$3,143
Total assets	$28,362	$1,242	$(603)	$29,001

	Upstream	All Other	Eliminations	Total
	(In millions)
Year Ended December 31, 2022:
Third-party revenues	$9,572	$71	$—	$9,643
Intersegment revenues	—	369	(369)	—
Total revenues	$9,572	$440	$(369)	$9,643
Depreciation, depletion, amortization and accretion	$1,279	$65	$—	$1,344
Income (loss) from operations	$6,432	$166	$(90)	$6,508
Interest expense, net	$(130)	$(29)	$—	$(159)
Other income (expense)	$(653)	$(21)	$(16)	$(690)
Income (loss) from equity investments	$—	$77	$—	$77
Provision for (benefit from) income taxes	$1,165	$9	$—	$1,174
Net income (loss) attributable to non-controlling interest	$150	$26	$—	$176
Net income (loss) attributable to Diamondback Energy, Inc.	$4,334	$158	$(106)	$4,386
Total assets	$24,452	$2,213	$(456)	$26,209

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	Upstream	All Other	Eliminations	Total
	(In millions)
Year Ended December 31, 2021:
Third-party revenues	$6,747	$50	$—	$6,797
Intersegment revenues	—	371	(371)	—
Total revenues	$6,747	$421	$(371)	$6,797
Depreciation, depletion, amortization and accretion	$1,219	$56	$—	$1,275
Income (loss) from operations	$3,879	$180	$(58)	$4,001
Interest expense, net	$(167)	$(32)	$—	$(199)
Other income (expense)	$(925)	$23	$(8)	$(910)
Income (loss) from equity investments	$—	$15	$—	$15
Provision for (benefit from) income taxes	$620	$11	$—	$631
Net income (loss) attributable to non-controlling interest	$57	$37	$—	$94
Net income (loss) attributable to Diamondback Energy, Inc.	$2,110	$138	$(66)	$2,182
Total assets	$21,329	$1,942	$(373)	$22,898

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

Capitalized oil and natural gas costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion, amortization and impairment are as follows:

	December 31,
	2023	2022
	(In millions)
Oil and natural gas properties:
Proved properties	$33,771	$28,767
Unproved properties	8,659	8,355
Total oil and natural gas properties	42,430	37,122
Accumulated depletion	(8,333)	(6,671)
Accumulated impairment	(7,954)	(7,954)
Net oil and natural gas properties capitalized	$26,143	$22,497

Costs incurred in oil and natural gas activities

Costs incurred in oil and natural gas property acquisition, exploration and development activities are as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Acquisition costs:
Proved properties	$1,314	$778	$2,805
Unproved properties	1,701	1,536	1,829
Development costs	1,962	566	516
Exploration costs	768	1,698	1,223
Total	$5,745	$4,578	$6,373

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Results of Operations from Oil and Natural Gas Producing Activities

The following schedule sets forth the revenues and expenses related to the production and sale of oil, natural gas and natural gas liquids. It does not include any interest costs or general and administrative costs. Income tax expense has been calculated by applying statutory income tax rates to oil, gas and natural gas liquids sales after deducting production costs, depreciation, depletion and amortization and accretion and impairment. Therefore, the following schedule is not necessarily indicative of the contribution to the net operating results of the Company’s oil, natural gas and natural gas liquids operations.

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Oil, natural gas and natural gas liquid sales	$8,228	$9,566	$6,747
Production costs	(1,684)	(1,521)	(1,202)
Depreciation, depletion, amortization and accretion	(1,684)	(1,264)	(1,211)
Income tax benefit (expense)	(1,000)	(1,437)	(918)
Results of operations	$3,860	$5,344	$3,416

Oil and Natural Gas Reserves

Proved oil and natural gas reserve estimates and their associated future net cash flows were prepared by the Company’s internal reservoir engineers and audited by Ryder Scott, independent petroleum engineers, as of December 31, 2023 and 2022 and prepared by Ryder Scott as of December 31, 2021. Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon SEC Prices for the periods ending December 31, 2023, 2022 and 2021, respectively. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent the net revenue interest in the Company’s properties, all of which are located within the continental United States. Although the Company believes these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

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

The following table presents changes in the Company’s estimated proved reserves (including those attributable to Viper). As of December 31, 2023, none of the Company’s total proved reserves were classified as proved developed non-producing.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBOE)(1)
Proved Developed and Undeveloped Reserves:
As of December 31, 2020	759,401	1,607,064	289,196	1,316,441
Extensions and discoveries	271,222	720,125	127,479	518,722
Revisions of previous estimates	(160,570)	195,302	(6,685)	(134,705)
Purchase of reserves in place	176,261	302,770	58,587	285,310
Divestitures	(36,503)	(70,048)	(11,597)	(59,775)
Production	(81,522)	(169,406)	(27,246)	(137,002)
As of December 31, 2021	928,289	2,585,807	429,734	1,788,991
Extensions and discoveries	201,326	386,987	68,671	334,495
Revisions of previous estimates	(10,483)	2,827	3,228	(6,784)
Purchase of reserves in place	38,683	82,287	15,645	68,043
Divestitures	(6,691)	(12,671)	(2,079)	(10,882)
Production	(81,616)	(176,376)	(29,880)	(140,892)
As of December 31, 2022	1,069,508	2,868,861	485,319	2,032,971
Extensions and discoveries	206,562	424,881	78,498	355,874
Revisions of previous estimates	(56,482)	(47,697)	9,962	(54,470)
Purchase of reserves in place	41,790	79,507	15,440	70,481
Divestitures	(21,258)	(130,013)	(20,755)	(63,682)
Production	(96,176)	(198,117)	(34,217)	(163,413)
As of December 31, 2023	1,143,944	2,997,422	534,247	2,177,761

Proved Developed Reserves:
December 31, 2020	443,464	1,085,035	192,495	816,798
December 31, 2021	620,474	1,770,688	285,513	1,201,102
December 31, 2022	699,513	2,122,782	350,243	1,403,553
December 31, 2023	744,103	2,203,563	385,167	1,496,530

Proved Undeveloped Reserves:
December 31, 2020	315,937	522,029	96,701	499,643
December 31, 2021	307,815	815,119	144,221	587,889
December 31, 2022	369,995	746,079	135,076	629,418
December 31, 2023	399,841	793,859	149,080	681,231
(1) Includes total proved reserves of 78,870 MBOE, 65,516 MBOE, 58,828 MBOE and 41,745 MBOE as of December 31, 2023, 2022, 2021 and 2020, respectively, attributable to a non-controlling interest in Viper.

Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.

During the year ended December 31, 2023, the Company’s extensions and discoveries of 355,874 MBOE resulted primarily from the drilling of 954 new wells in which the Company has an interest, including 826 wells in which the Company owns only a mineral interest through Viper, and from 344 new proved undeveloped locations added. Viper royalty interests accounted for 7% of the extension volumes. The Company’s downward revisions of previous estimates of 54,470 MBOE were primarily attributable to negative revisions of (i) 62,370 MBOE associated with lower commodity prices and (ii) 32,249 MBOE due to PUD downgrades related to changes in the corporate development plan. These were partially offset by positive revisions of 40,149 MBOE due to improved performance. Purchases of 70,481 MBOE consisted of 54,470 MBOE attributable largely to the Lario Acquisition and 16,011 MBOE of Viper royalty purchases. Divestitures of 63,682 MBOE related primarily to non-core Midland Basin assets.

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

Proved Undeveloped Reserves (PUDs)

At December 31, 2023, the Company’s estimated PUD reserves were approximately 681,231 MBOE, a 51,813 MBOE increase over the reserve estimate at December 31, 2022 of 629,418 MBOE. The following table includes the changes in PUD reserves for 2023 (MBOE):

Beginning proved undeveloped reserves at December 31, 2022	629,418
Undeveloped reserves transferred to developed	(187,097)
Revisions	(34,110)
Purchases	4,206
Divestitures	(7,461)
Extensions and discoveries	276,275
Ending proved undeveloped reserves at December 31, 2023	681,231

The increase in proved undeveloped reserves was primarily attributable to extensions of 266,178 MBOE from 344 gross (295 net) wells in which the Company has a working interest and 10,097 MBOE from 179 gross wells in which Viper owns royalty interests. Of the 344 gross working interest wells, 321 were in the Midland Basin and 23 were in the Delaware Basin. Transfers of 187,097 MBOE from undeveloped to developed reserves were the result of drilling or participating in 204 gross (184 net) horizontal wells in which the Company has a working interest and 170 gross wells in which the Company also has a royalty interest or mineral interest through Viper. Downward revisions of 34,110 MBOE were primarily the result of negative revisions of 25,893 MBOE due to downgrades related to changes in the corporate development plan, and negative revisions of 8,217 MBOE attributable to lower commodity prices. Purchases of 4,206 MBOE consisted of 3,288 MBOE primarily from insignificant trades and acquisitions and 918 MBOE from the GRP Acquisition and other insignificant royalty interest purchases.

During 2023, approximately $2.0 billion in capital expenditures went toward the development of proved undeveloped reserves, which includes drilling, completion and other facility costs associated with developing proved undeveloped wells. Estimated future development costs relating to the development of PUDs are projected to be approximately $1.6 billion in 2024, $1.4 billion in 2025, $930 million in 2026 and $676 million in 2027. Since our formation in 2011, our average drilling costs and drilling times have been reduced, and we believe we will continue to realize cost savings and experience lower relative drilling and completion costs as we convert PUDs into proved developed reserves in upcoming years.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

With our current development plan, we expect to continue our strong PUD conversion ratio in 2024 by converting an estimated 38% of our PUDs to a proved developed category and developing approximately 83% of the consolidated 2023 year-end PUD reserves by the end of 2026. As of December 31, 2023, all of our proved undeveloped reserves are scheduled to be developed within five years from the date they were initially recorded.

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

The following table sets forth the standardized measure of discounted future net cash flows attributable to the Company’s proved oil and natural gas reserves as of December 31, 2023, 2022 and 2021:

	December 31,
	2023	2022	2021
	(In millions)
Future cash inflows	$106,418	$137,051	$77,085
Future development costs(1)	(6,400)	(6,176)	(4,243)
Future production costs	(25,656)	(25,295)	(19,123)
Future production taxes	(7,434)	(9,927)	(5,572)
Future income tax expenses	(11,067)	(17,563)	(7,237)
Future net cash flows	55,861	78,090	40,910
10% discount to reflect timing of cash flows	(28,803)	(42,391)	(22,193)
Standardized measure of discounted future net cash flows(2)	$27,058	$35,699	$18,717
(1) Includes approximately $685 million, $756 million, and $339 million of undiscounted future asset retirement costs for the years ended December 31, 2023, 2022 and 2021, respectively, based on estimates made at the end of each of the respective years,
(2)    Includes $3.2 billion, $3.5 billion and $2.1 billion, for the years ended December 31, 2023, 2022 and 2021, respectively, attributable to the Company’s consolidated subsidiary, Viper, in which there is a 44%, 44% and 46% non-controlling interest at December 31, 2023 2022 and 2021, respectively.

The table below presents the SEC Prices as adjusted for differentials and contractual arrangements utilized in the computation of future cash inflows:

	December 31,
	2023	2022	2021
Oil (per Bbl)	$77.62	$95.26	$64.78
Natural gas (per Mcf)	$1.53	$5.59	$2.61
Natural gas liquids (per Bbl)	$24.40	$39.40	$23.71

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Principal changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved reserves are as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Standardized measure of discounted future net cash flows at the beginning of the period	$35,699	$18,717	$6,758
Sales of oil and natural gas, net of production costs	(6,544)	(8,045)	(5,757)
Acquisitions of reserves	1,854	1,473	1,914
Divestitures of reserves	(938)	(119)	(275)
Extensions and discoveries, net of future development costs	5,771	7,674	6,298
Previously estimated development costs incurred during the period	1,180	823	548
Net changes in prices and production costs	(17,276)	17,785	10,748
Changes in estimated future development costs	518	(317)	(19)
Revisions of previous quantity estimates	(1,268)	102	719
Accretion of discount	4,533	2,183	703
Net change in income taxes	2,506	(4,904)	(2,841)
Net changes in timing of production and other	1,023	327	(79)
Standardized measure of discounted future net cash flows at the end of the period	$27,058	$35,699	$18,717

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

As of December 31, 2023, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of our Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 2013 Internal Control-Integrated Framework, management did not identify any material weaknesses in the Company’s internal control over financial reporting and determined that the Company maintained effective internal control over financial reporting as of December 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued their report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting at December 31, 2023, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Diamondback Energy, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Diamondback Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 22, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 22, 2024

ITEM 9B. OTHER INFORMATION

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information as to Item 10 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2023.

We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller and persons performing similar functions. Any amendments to or waivers from the code of business conduct and ethics will be disclosed on our website. The Company also has made the Code of Business Conduct and Ethics available on our website under the “Investors—Corporate Governance” section at https://www.diamondbackenergy.com. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics by posting such information on our website at the address specified above.

ITEM 11. EXECUTIVE COMPENSATION

Information as to Item 11 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to Item 12 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information as to Item 13 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information as to Item 14 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3. Exhibits
Exhibit Number	Description
2.1#
Agreement and Plan of Merger, dated as of December 20, 2020, by and among Diamondback Energy, Inc., Bohemia Merger Sub, Inc. and QEP Resources, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on December 21, 2020).

2.2#
Agreement and Plan of Merger, dated as of May 15, 2022, by and among Diamondback Energy, Inc., Rattler Midstream GP LLC, Bacchus Merger Sub Company and Rattler Midstream LP (incorporated by reference to Exhibit 2.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on May 16, 2022).

2.3#
Agreement and Plan of Merger, dated as of February 11, 2024, by and among the Company, Endeavor, Merger Sub I, Merger Sub II and the Company Representative (for purposes of certain sections set forth therein) (incorporated by reference to Exhibit 2.1 to the Form 8-K, File No 001-35700, filed by the Company with the SEC on February 12, 2024).

3.1
Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on June 14, 2023).

3.2	Fourth Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on June 14, 2023).
4.1*	Description of the Company’s Securities.
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

4.4
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

4.5
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

4.6
Fourth Supplemental Indenture, dated as of June 30, 2021, among Diamondback Energy, Inc., Diamondback E&P LLC and Computershare Trust Company, National Association, as successor trustee to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on August 5, 2021).

4.7
Fifth Supplemental Indenture, dated as of March 17, 2022, among Diamondback Energy, Inc., Diamondback E&P LLC and Computershare Trust Company, National Association, as trustee (including the form of 4.250% Senior Notes due 2052) (incorporated by reference to Exhibit 4.2 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on March 17, 2022).

4.8
Sixth Supplemental Indenture, dated as of October 28, 2022, among Diamondback Energy, Inc., Diamondback E&P LLC and Computershare Trust Company, National Association (including the form of 6.250% Senior Notes due 2033) (incorporated by reference to Exhibit 4.2 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on October 28, 2022).

4.9
Indenture, dated as of October 16, 2019, among Viper Energy Partners LP, as issuer, Viper Energy Partners LLC, as guarantor, and Wells Fargo Bank, National Association, as trustee (including the form of 5.375% Senior Notes due 2027) (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of Viper Energy, Inc., as successor issuer to Viper Energy Partners LP (File 001-36505) filed on October 17, 2019).

4.10
First Supplemental Indenture, dated as of November 13, 2023, among Viper Energy, Inc., as successor issuer to Viper Energy Partners LP, and Computershare Trust Company, National Association, as trustee, relating to 5.375% Senior Notes due 2027 (incorporated by reference to Exhibit 10.2 of Viper Energy, Inc.’s Current Report on Form 8-K (File 001-36505) filed on November 17, 2023).

4.11
Indenture, dated as of October 19, 2023, among Viper Energy Partners LP, as issuer, Viper Energy Partners LLC, as guarantor and Computershare Trust Company National Association, as trustee (including the form of Viper Energy Partners LP’s 7.375% Senior Notes due 2031) (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K of Viper Energy, Inc., as successor issuer to Viper Energy Partners LP, (File 001-36505), filed on October 25, 2023).

3. Exhibits
Exhibit Number	Description
4.12
First Supplemental Indenture, dated as of November 13, 2023, by and between Viper Energy, Inc., as the successor issuer to Viper Energy Partners LP, and Computershare Trust Company, National Association, as trustee, relating to 7.375% Senior Notes due 2031 (incorporated by reference to Exhibit 10.3 to Viper Energy, Inc.’s Current Report on Form 8-K (File 001-36505) filed on November 17, 2023).

4.13
Subordinated Promissory Note, dated as of October 16, 2019, made by Viper Energy Partners LLC in favor of Viper Energy Partners LP (incorporated by reference to Exhibit 10.2 of Viper Energy Partners LP’s Current Report on Form 8-K (File 001-36505) filed on October 17, 2019).

4.14
Subordinated Promissory Note, dated as of October 19, 2023, made by Viper Energy Partners LLC in favor of Viper Energy Partners LP (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of Viper Energy, Inc., as successor issuer to Viper Energy Partners LP (File 001-36505), filed on October 25, 2023).

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

4.17
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

4.19	Officer’s Certificate, dated as of September 12, 2012 (incorporated by reference to Exhibit 4.1 to QEP Resources, Inc.’s Current Report on Form 8-K, filed with the SEC on September 14, 2012).
4.20
Officer’s Certificate, dated as of November 21, 2017 (including the form of the 5.625% Senior Notes due 2026) (incorporated by reference to Exhibit 4.2 to QEP Resources, Inc.’s Current Report on Form 8-K, filed with the SEC on November 21, 2017).

4.21
First Supplemental Indenture, dated as of March 23, 2021, among QEP Resources, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on March 24, 2021).

4.22
Indenture, dated as of December 13, 2022, between Diamondback Energy, Inc. and Computershare Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on December 13, 2022).

4.23
First Supplemental Indenture, dated as of December 13, 2022, among Diamondback Energy, Inc., Diamondback E&P LLC and Computershare Trust Company, National Association, as trustee (including the form of 6.250% Senior Notes due 2053) (incorporated by reference to Exhibit 4.2 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on December 13, 2022).

10.1+	2021 Amended and Restated Diamondback Energy, Inc. Equity Incentive Plan (incorporated by reference to Appendix B to Schedule DEF 14A filed by the Company with the SEC on April 23, 2021).
10. 2+*	Amendment No. 1 to 2021 Amended and Restated Diamondback Energy, Inc. Equity Incentive Plan, adopted effective as of February 11, 2024.
10.3+
2021 Form of Time Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of the Annual Report on Form 10-K (File 001-35700) filed by the Company with the SEC on February 25, 2021).

10.4+
2021 Form of Performance Vesting Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K (File 001-35700) filed by the Company with the SEC on February 25, 2021).

10.5+
2022 Form of Time Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to the Form 10-K, File No. 001-35700, filed by the Company with the SEC on February 23, 2023).

10.6+
2022 Form of Performance Vesting Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.7 of the Annual Report on Form 10-K (File 001-35700) filed by the Company with the SEC on February 23, 2023).

10.7+
2023 Form of Time Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Form 10-K, File No. 001-35700, filed by the Company with the SEC on February 23, 2023).

10.8+
2023 Form of Performance Vesting Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K (File 001-35700) filed by the Company with the SEC on February 23, 2023).

10.9+*	2024 Form of Time Vesting Restricted Stock Unit Award Agreement.
10.10+*	2024 Form of Performance-Vesting Restricted Stock Unit Agreement.

3. Exhibits
Exhibit Number	Description
10.11+
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

10.13+*	Amendment No. 1 to Diamondback Energy, Inc. Amended and Restated Senior Management Severance Plan, adopted effective as of February 11, 2024.
10.14+
Form of Participation Agreement (incorporated by reference from Schedule C-2 to Diamondback Energy, Inc. Senior Management Severance Plan filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File 001-35700) on February 27, 2020).

10.15
Executive Annual Incentive Compensation Plan adopted in February 2021 (incorporated by reference to Exhibit 10.11 to the Form 10-K, File No. 001-35700, filed by the Company with the SEC on February 25, 2021).

10.16
Second Amended and Restated Credit Agreement, dated as of November 1, 2013, among Diamondback Energy, Inc., as parent guarantor, Diamondback O&G LLC, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on November 5, 2013).

10.17
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

10.18
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

10.19
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

10.20
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

10.21
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

10.22
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

10.23
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

10.24
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

3. Exhibits
Exhibit Number	Description
10.25
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

10.26
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

10.27
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

10.28
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

10.29
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

10.30
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

10.31
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

10.32
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

10.33
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

10.34
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

10.35
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

10.36
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

10.37
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

3. Exhibits
Exhibit Number	Description
10.38
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

10.39
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

21.1*	Subsidiaries of the Registrant.
22.1	List of Issuers and Guarantors Subsidiaries (incorporated by reference to Exhibit 22.1 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on August 5, 2021).
23.1*	Consent of Grant Thornton LLP.
23.2*	Consent of Ryder Scott Company, L.P. with respect to the audit of Diamondback Energy, Inc. estimated reserves.
23.3*	Consent of Ryder Scott Company, L.P. with respect to the audit of Viper Energy, Inc. estimated reserves.
31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
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

97.1*	Diamondback Energy Inc. Clawback Policy.
99.1*
Audit Report of Ryder Scott Company, L.P., dated January 16, 2024, with respect to an audit of the proved reserves, future production and income attributable to certain leasehold interests of Diamondback Energy, Inc. as of December 31, 2023.

99.2*
Audit Report of Ryder Scott Company, L.P., dated January 16, 2024, with respect to an audit of the proved reserves, future production and income attributable to certain royalty interests of Viper Energy, Inc., a subsidiary of Diamondback Energy, Inc., as of December 31, 2023.

99.3#
Form of Stockholders Agreement, by and between, Diamondback Energy, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 99.1 to the Form 8-K, File No. 001-35700, filed by Diamondback Energy, Inc. with the SEC on February 12, 2024).

101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

DIAMONDBACK ENERGY, INC.

Date:	February 22, 2024
/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Travis D. Stice	Chairman of the Board, Chief Executive Officer and Director	February 22, 2024
Travis D. Stice	(Principal Executive Officer)

/s/ Vincent K. Brooks	Director	February 22, 2024
Vincent K. Brooks

/s/ David L. Houston	Director	February 22, 2024
David L. Houston

/s/ Rebecca A. Klein	Director	February 22, 2024
Rebecca A. Klein

/s/ Stephanie K. Mains	Director	February 22, 2024
Stephanie K. Mains

/s/ Mark L. Plaumann	Director	February 22, 2024
Mark L. Plaumann

/s/ Melanie M. Trent	Director	February 22, 2024
Melanie M. Trent

/s/ Frank D. Tsuru	Director	February 22, 2024
Frank D. Tsuru

/s/ Steven E. West	Director	February 22, 2024
Steven E. West

/s/ Kaes Van’t Hof	President and Chief Financial Officer	February 22, 2024
Kaes Van’t Hof	(Principal Financial Officer)

/s/ Teresa L. Dick	Chief Accounting Officer, Executive Vice President and Assistant Secretary	February 22, 2024
Teresa L. Dick	(Principal Accounting Officer)