Form 10-Q
period 2024-03-31
Diamondback Energy, Inc.
filed 2024-05-02
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of April 26, 2024, the registrant had 178,343,733 shares of common stock outstanding.

DIAMONDBACK ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations (including drilling plans and capital plans); estimates and projections of revenues, losses, costs, expenses, returns, cash flow and financial position; reserve estimates and our ability to replace or increase reserves; anticipated benefits of strategic transactions (including acquisitions and divestitures); and plans and objectives of management (including plans for future cash flow from operations and for executing environmental strategies) are forward-looking statements. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to the Company are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this report and detailed under Part II, Item 1A. Risk Factors in this report and our Annual Report on Form 10–K for the year ended December 31, 2023 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of the Company and its consolidated subsidiaries.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
	2024	2023
	(In millions, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$896	$582
Restricted cash	3	3
Accounts receivable:
Joint interest and other, net	208	192
Oil and natural gas sales, net ($132 million and $109 million related to Viper)	734	654
Income tax receivable	—	1
Inventories	57	63
Derivative instruments	7	17
Prepaid expenses and other current assets	43	109
Total current assets	1,948	1,621
Property and equipment:
Oil and natural gas properties, full cost method of accounting ($8,455 million and $8,659 million excluded from amortization at March 31, 2024 and December 31, 2023, respectively) ($4,649 million and $4,629 million and $1,719 million and $1,769 million excluded from amortization related to Viper)	43,240	42,430
Other property, equipment and land	675	673
Accumulated depletion, depreciation, amortization and impairment ($913 million and $866 million related to Viper)	(16,891)	(16,429)
Property and equipment, net	27,024	26,674
Equity method investments	529	529
Derivative instruments	7	1
Deferred income taxes, net	61	45
Investment in real estate, net	83	84
Other assets	38	47
Total assets	$29,690	$29,001
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$243	$261
Accrued capital expenditures	570	493
Other accrued liabilities	337	475
Revenues and royalties payable	732	764
Derivative instruments	102	86
Income taxes payable	134	29
Total current liabilities	2,118	2,108
Long-term debt ($1,094 million and $1,083 million related to Viper)	6,629	6,641
Derivative instruments	144	122
Asset retirement obligations	266	239
Deferred income taxes	2,502	2,449
Other long-term liabilities	12	12
Total liabilities	11,671	11,571
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value; 400,000,000 shares authorized; 178,339,978 and 178,723,871 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	14,251	14,142
Retained earnings (accumulated deficit)	2,705	2,489
Accumulated other comprehensive income (loss)	(8)	(8)
Total Diamondback Energy, Inc. stockholders’ equity	16,950	16,625
Non-controlling interest	1,069	805
Total equity	18,019	17,430
Total liabilities and stockholders' equity	$29,690	$29,001

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In millions, except per share amounts, shares in thousands)
Revenues:
Oil sales	$1,867	$1,654
Natural gas sales	50	69
Natural gas liquid sales	184	179
Sales of purchased oil	116	—
Other operating income	10	23
Total revenues	2,227	1,925
Costs and expenses:
Lease operating expenses	255	192
Production and ad valorem taxes	119	155
Gathering, processing and transportation	77	68
Purchased oil expense	117	—
Depreciation, depletion, amortization and accretion	469	403
General and administrative expenses	46	40
Merger and integration expenses	12	8
Other operating expenses	14	34
Total costs and expenses	1,109	900
Income (loss) from operations	1,118	1,025
Other income (expense):
Interest expense, net	(46)	(46)
Other income (expense), net	4	53
Gain (loss) on derivative instruments, net	(48)	(93)
Gain (loss) on extinguishment of debt	2	—
Income (loss) from equity investments, net	2	14
Total other income (expense), net	(86)	(72)
Income (loss) before income taxes	1,032	953
Provision for (benefit from) income taxes	223	207
Net income (loss)	809	746
Net income (loss) attributable to non-controlling interest	41	34
Net income (loss) attributable to Diamondback Energy, Inc.	$768	$712

Earnings (loss) per common share:
Basic	$4.28	$3.88
Diluted	$4.28	$3.88
Weighted average common shares outstanding:
Basic	178,477	181,988
Diluted	178,477	181,988

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares	Amount
	($ in millions, shares in thousands)
Balance December 31, 2023	178,724	$2	$14,142	$2,489	$(8)	$805	$17,430
Distribution equivalent rights payments	—	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	21	—	—	—	21
Cash paid for tax withholding on vested equity awards	(187)	—	(34)	—	—	—	(34)
Repurchased shares under buyback program	(279)	—	(42)	—	—	—	(42)
Proceeds from partial sale of investment in Viper Energy, Inc.	—	—	219	—	—	197	416
Dividends to non-controlling interest	—	—	—	—	—	(44)	(44)
Dividends paid	—	—	—	(548)	—	—	(548)
Issuance of shares upon vesting of equity awards	82	—	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	(55)	—	—	70	15
Net income (loss)	—	—	—	768	—	41	809
Balance March 31, 2024	178,340	$2	$14,251	$2,705	$(8)	$1,069	$18,019

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares	Amount
	($ in millions, shares in thousands)
Balance December 31, 2022	179,841	$2	$14,213	$801	$(7)	$681	$15,690
Unit-based compensation	—	—	—	—	—	1	1
Distribution equivalent rights payments	—	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	15	—	—	—	15
Cash paid for tax withholding on vested equity awards	(119)	—	(18)	—	—	—	(18)
Repurchased shares under buyback program	(2,531)	—	(332)	—	—	—	(332)
Repurchased units under buyback programs	—	—	—	—	—	(34)	(34)
Common shares issued for acquisition	4,330	—	633	—	—	—	633
Distributions to non-controlling interest	—	—	—	—	—	(34)	(34)
Dividend paid	—	—	—	(542)	—	—	(542)
Exercise of stock options and issuance of restricted stock units and awards	84	—	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	(9)	—	—	11	2
Net income (loss)	—	—	—	712	—	34	746
Balance March 31, 2023	181,605	$2	$14,502	$967	$(7)	$659	$16,123

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(In millions)
Cash flows from operating activities:
Net income (loss)	$809	$746
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (benefit from) deferred income taxes	52	97
Depreciation, depletion, amortization and accretion	469	403
(Gain) loss on extinguishment of debt	(2)	—
(Gain) loss on derivative instruments, net	48	93
Cash received (paid) on settlement of derivative instruments	(4)	1
(Income) loss from equity investment, net	(2)	(14)
Equity-based compensation expense	14	11
Other	16	(34)
Changes in operating assets and liabilities:
Accounts receivable	(95)	(36)
Income tax receivable	12	95
Prepaid expenses and other current assets	89	—
Accounts payable and accrued liabilities	(110)	(26)
Income taxes payable	70	17
Revenues and royalties payable	(35)	60
Other	3	12
Net cash provided by (used in) operating activities	1,334	1,425
Cash flows from investing activities:
Drilling, completions and infrastructure additions to oil and natural gas properties	(605)	(622)
Additions to midstream assets	(4)	(35)
Property acquisitions	(153)	(880)
Proceeds from sale of assets	12	264
Other	(1)	(6)
Net cash provided by (used in) investing activities	(751)	(1,279)
Cash flows from financing activities:
Proceeds from borrowings under credit facilities	90	1,696
Repayments under credit facilities	(80)	(989)
Repayment of senior notes	(25)	—
Repurchased shares under buyback program	(42)	(332)
Repurchased shares/units under Viper's buyback program	—	(34)
Proceeds from partial sale of investment in Viper Energy, Inc.	451	—
Dividends paid to stockholders	(548)	(542)
Dividends/distributions to non-controlling interest	(44)	(34)
Other	(71)	(22)
Net cash provided by (used in) financing activities	(269)	(257)
Net increase (decrease) in cash and cash equivalents	314	(111)
Cash, cash equivalents and restricted cash at beginning of period	585	164
Cash, cash equivalents and restricted cash at end of period	$899	$53

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

As of March 31, 2024, the wholly owned subsidiaries of Diamondback include Diamondback E&P LLC (“Diamondback E&P”), a Delaware limited liability company, Rattler Midstream GP LLC, a Delaware limited liability company (“Rattler’s GP”), Rattler Midstream LP, a Delaware limited partnership (“Rattler”) and QEP Resources, Inc. (“QEP”), a Delaware corporation.

Viper Conversion to Corporate Structure

On November 13, 2023, the Company’s publicly traded subsidiary, Viper Energy Partners LP, completed its conversion from a Delaware limited partnership into a Delaware corporation, Viper Energy, Inc. (“Viper”) (the “Viper Conversion”). At the time of the Viper Conversion, each of the Company’s common units representing limited partnership interest in Viper Energy Partners, LP was converted, on a unit-for-unit basis, into one issued and outstanding, fully paid and nonassessable share of Class A common stock of Viper Energy, Inc., and each of the Company’s Class B units representing a limited partnership interest in Viper Energy Partners, LP was converted, on a unit-for-unit basis, into one issued and outstanding, fully paid and nonassessable share of Class B common stock of Viper. At the time of the Conversion, Viper was a “controlled company” under the Nasdaq rules as the Company owned more than 50% of the voting power of Viper’s common stock.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation. The Company has one reportable segment, the upstream segment.

On October 31, 2023, pursuant to a common unit purchase and sale agreement entered into on September 4, 2023, Viper issued approximately 7.22 million of its common units, which were converted to shares of Viper Class A common stock at the time of the Viper Conversion, to the Company at a price of $27.72 per unit for total consideration to Viper of approximately $200 million. On March 5, 2024, the Company exercised certain of its demand rights, pursuant to a registration rights agreement initially entered into on June 23, 2014, as amended and restated on May 9, 2018 and November 10, 2023, and on March 8, 2024, completed a public offering of approximately 13.23 million of Viper’s Class A common stock at a price of $35.00 per share for proceeds, net of underwriters’ discount, of approximately $451 million. After this offering and through March 31, 2024, the Company owned approximately 48% of Viper’s combined outstanding Class A common stock and Class B common stock, resulting in Viper no longer being a controlled company under the Nasdaq rules. However, the Company determined that it still controls the activities of Viper in accordance with the guidance for variable interest entities in Accounting Standards Codification Topic 810— “Consolidation” (“ASC 810”) and therefore continues to consolidate Viper in the Company’s financial statements at March 31, 2024. See further discussion of the Company’s determination that Viper is a variable interest entity (“VIE”) in Note 2—Summary of Significant Accounting Policies. The results of operations attributable to the non-controlling interest in Viper are presented within equity and net income and are shown separately from the equity and net income attributable to the Company.

These condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10–Q should be read in conjunction with the Company’s most recent Annual Report on Form 10–K for the fiscal year ended December 31, 2023, which contains a summary of the Company’s significant accounting policies and other disclosures.

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

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, the war in Ukraine and the Israel-Hamas war, rising interest rates, global supply chain disruptions, recent measures to combat persistent inflation and instability in the financial sector have contributed to recent economic and pricing volatility. The financial results of companies in the oil and natural gas industry have been impacted materially as a result of these events and changing market conditions. Such circumstances generally increase uncertainty in the Company’s accounting estimates, particularly those involving financial forecasts.

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

Variable Interest Entity

Viper is a publicly traded corporation formed by the Company in 2014 to provide an attractive return to its shareholders (the largest of which is Diamondback) by focusing on business results, maximizing dividends through organic growth and pursuing accretive growth opportunities through acquisitions of mineral, royalty, overriding royalty, net profits and similar interests from the Company and from third parties. Viper has no employees and the Company provides management, operating and administrative services to Viper under a services and secondment agreement, including the services of the executive officers and other employees.

In connection with the reduction of the Company’s ownership percentage in Viper to below 50% in March 2024, the Company re-evaluated whether Viper should continue to be consolidated in the Company’s financial statements. Viper meets the definition of a VIE under ASC 810 and the Company continues to be the primary beneficiary of the VIE through its ability, via existing contractual agreements, to direct the activities that most significantly affect the economic performance of Viper. The Company also has the obligation to absorb losses and the right to receive benefits that could be significant to Viper. As such, the Company will continue to consolidate the activity of Viper.

Viper maintains its own capital structure that is separate from the Company. The Company is not under any obligation to provide additional financial support or investment to Viper. Viper’s assets cannot be used by the Company for general corporate purposes, and the creditors of Viper’s liabilities do not have recourse to the Company’s assets. The assets and liabilities of Viper are included in the Company’s condensed consolidated balance sheets and disclosed parenthetically, if material.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842) – Common Control Arrangements.” This update (i) requires all lessees that are a party to a lease between entities under common control in which there are leasehold improvements to record amortization over the useful life of the leasehold improvements to the common control group, regardless of the lease term, and (ii) requires leasehold improvements to be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Company adopted this update effective January 1, 2024 by electing to apply the guidance in ASU 2023-01 prospectively to all new leasehold improvements recognized on or after January 1, 2024. As such, the adoption of this update did not have a material impact on the Company’s financial position, results of operations or liquidity.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures,” which requires that certain information in a reporting entity’s tax rate reconciliation be disaggregated and provides additional requirements regarding income taxes paid. The amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures. Adoption of the update will not impact the Company’s financial position, results of operations or liquidity.

The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined to be either not applicable, previously disclosed, or not material upon adoption.

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from Contracts with Customers

The following tables present the Company’s revenue from contracts with customers:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Oil sales	$1,867	$1,654
Natural gas sales	50	69
Natural gas liquid sales	184	179
Total oil, natural gas and natural gas liquid revenues	2,101	1,902
Sales of purchased oil	116	—
Midstream and marketing services	8	21
Total revenue from contracts with customers	$2,225	$1,923

The following tables present the Company’s revenue from oil, natural gas, and natural gas liquids disaggregated by basin:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$1,503	$360	$4	$1,867	$1,295	$358	$1	$1,654
Natural gas sales	34	15	1	50	48	21	—	69
Natural gas liquid sales	137	47	—	184	132	47	—	179
Total	$1,674	$422	$5	$2,101	$1,475	$426	$1	$1,902

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
4.    ACQUISITIONS AND DIVESTITURES

2024 Activity

See Note 16—Endeavor Energy Resources, LP Acquisition for details on the previously announced plan of merger. The Company had no other material acquisition or divestiture activity during the three months ended March 31, 2024.

2023 Activity

Acquisitions

GRP Acquisition

On November 1, 2023, Viper and Viper LLC acquired certain mineral and royalty interests from Royalty Asset Holdings, LP, Royalty Asset Holdings II, LP and Saxum Asset Holdings, LP and affiliates of Warwick Capital Partners and GRP Energy Capital (collectively, “GRP”), pursuant to a definitive purchase and sale agreement for approximately 9.02 million Viper common units and $750 million in cash, including transactions costs and subject to customary post-closing adjustments (the “GRP Acquisition”). The mineral and royalty interests acquired in the GRP Acquisition represent 4,600 net royalty acres in the Permian Basin, plus an additional 2,700 net royalty acres in other major basins. The cash consideration for the GRP Acquisition was funded through a combination of cash on hand and held in escrow, borrowings under the Viper credit agreement, proceeds from Viper’s offering of $400 million in aggregate principal amount of its 7.375% Senior Notes due in 2031 and proceeds from the $200 million common unit issuance to the Company.

Lario Acquisition

On January 31, 2023, the Company closed on its acquisition of all leasehold interests and related assets of Lario Permian, LLC, a wholly owned subsidiary of Lario Oil and Gas Company, and certain associated sellers (collectively “Lario”). The acquisition included approximately 25,000 gross (16,000 net) acres in the Midland Basin and certain related oil and gas assets (the “Lario Acquisition”), in exchange for 4.33 million shares of the Company’s common stock and $814 million in cash, including certain customary post-closing adjustments. Approximately $113 million of the cash consideration was deposited in an indemnity holdback escrow account at closing to be distributed upon satisfactory settlement of any potential title defects on the acquired properties. As of March 31, 2024, the Company has released the full amount of the indemnity holdback to Lario. The cash portion of the consideration for the Lario Acquisition was funded through a combination of cash on hand, a portion of the net proceeds from the Company’s offering of 6.250% Senior Notes due 2053 and borrowings under the Company’s revolving credit facility.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Purchase Price Allocation

The Lario Acquisition has been accounted for as a business combination using the acquisition method. The following table represents the allocation of the total purchase price paid in the Lario Acquisition to the identifiable assets acquired and the liabilities assumed based on the fair values at the acquisition date. The purchase price allocation was completed in December 2023.

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

Divestitures

Divestiture of Deep Blue Water Assets and Deep Blue Formation

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

Under a separate agreement with Deep Blue, the Company is continuing to operate the Deep Blue Water Assets on a short-term basis before transferring operations to Deep Blue, which is anticipated to happen in the second quarter of 2024. Contingent upon the successful transfer of operations, the Company will receive approximately $47 million in cash to be contributed by Five Point in 2024. This contingent consideration does not meet the criteria to be accounted for as a derivative. As such, at March 31, 2024, approximately $43 million has been recorded as a receivable in the condensed consolidated balance sheet for the fair value of the additional consideration to be received when operation of the Deep Blue Water Assets transfers to Deep Blue.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The Company recorded its 30% equity interest in Deep Blue at fair value based on the cash consideration contributed by Five Point to Deep Blue in exchange for its 70% equity ownership and the estimated fair value of contingent consideration to be contributed by Five Point in future years. The Company’s equity method investment in Deep Blue had an initial fair value of $126 million. The Company’s proportionate share of the income or loss from Deep Blue will be recognized on a two-month lag. The Company has recognized an aggregate $13 million loss on the sale of its Deep Blue Water Assets, of which approximately $1 million was recognized during the three months ended March 31, 2024. The loss on the sale of Deep Blue Water Assets is included in the caption “Other operating expenses” in the condensed consolidated statement of operations. The majority of measurements utilized to determine the fair value amounts reported above relating to this transaction are based on inputs that are not observable in the market and are therefore considered Level 3 inputs in the fair value hierarchy.

The Company and Five Point currently anticipate collectively contributing $500 million in follow-on capital to fund future growth projects and acquisitions.

As part of the transaction, the Company also entered into a 15-year dedication with Deep Blue for its produced water and supply water within a 12-county area of mutual interest in the Midland Basin. See Note 7— Related Party Transactions for further discussion of transactions with Deep Blue.

OMOG Divestiture

On July 28, 2023, the Company divested its 43% limited liability company interest in OMOG JV LLC (“OMOG”) for $225 million in cash received at closing. This divestiture resulted in a gain on the sale of equity method investments of approximately $35 million. The Company used its net proceeds from this transaction for debt reduction and other general corporate purposes.

Non-Core Assets Divestiture

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

Gray Oak Divestiture

On January 9, 2023, the Company divested its 10% non-operating equity investment in Gray Oak Pipeline, LLC (“Gray Oak”) for $172 million in net cash proceeds and recorded a gain on the sale of equity method investments of approximately $53 million, which is included in the caption “Other income (expense), net” on the condensed consolidated statement of operations for the three months ended March 31, 2023.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
5.    PROPERTY AND EQUIPMENT

Property and equipment includes the following as of the dates indicated:

	March 31,	December 31,
	2024	2023
	(In millions)
Oil and natural gas properties:
Subject to depletion	$34,785	$33,771
Not subject to depletion	8,455	8,659
Gross oil and natural gas properties	43,240	42,430
Accumulated depletion	(8,785)	(8,333)
Accumulated impairment	(7,954)	(7,954)
Oil and natural gas properties, net	26,501	26,143
Other property, equipment and land	675	673
Accumulated depreciation, amortization, accretion and impairment	(152)	(142)
Total property and equipment, net	$27,024	$26,674

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter which determines a limit, or ceiling, on the book value of proved oil and natural gas properties. No impairment expense was recorded for the three months ended March 31, 2024 or 2023 based on the results of the respective quarterly ceiling tests.

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

6.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligations liability for the following periods:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Asset retirement obligations, beginning of period	$245	$347
Additional liabilities incurred	1	7
Liabilities acquired	1	4
Liabilities settled and divested	(7)	(18)
Accretion expense	3	4
Revisions in estimated liabilities	31	(32)
Asset retirement obligations, end of period	274	312
Less current portion(1)	8	6
Asset retirement obligations - long-term	$266	$306
(1) The current portion of the asset retirement obligation is included in the caption “Other accrued liabilities” in the Company’s condensed consolidated balance sheets.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
7.    RELATED PARTY TRANSACTIONS

Deep Blue

In addition to the Deep Blue transaction discussed in Note 4— Acquisitions and Divestitures, the Company has other significant related party transactions with Deep Blue which include (i) contingent consideration and other post-close adjustments receivable from Deep Blue, (ii) accrued capital expenditures and other accrued payables related to a commitment to fund certain capital expenditures on projects that were in process at the time of the Deep Blue transaction, and (iii) lease operating expenses and capitalized expenses related to fees paid to Deep Blue under a 15-year dedication for its produced water and supply water within a 12-county area of mutual interest in the Midland Basin.

The following table presents the significant related party balances included in the condensed consolidated balance sheet at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
	(In millions)
Current assets - Accounts receivable	$65	$61
Current liabilities - Accrued capital expenditures	$(32)	$(21)
Current liabilities - Other accrued liabilities	$(15)	$(18)

During the three months ended March 31, 2024, the Company recorded approximately $31 million for water services provided by Deep Blue during the completion phase of wells. These costs were capitalized and are included in the caption “Oil and natural gas properties” on the condensed consolidated balance sheet.

The following table presents the significant related party transactions included in the condensed consolidated statement of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	2024	2023
	(In millions)
Lease operating expenses	$26	$—

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
8.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	March 31,	December 31,
	2024	2023
	(In millions)
3.250% Senior Notes due 2026	$750	$750
5.625% Senior Notes due 2026	14	14
7.125% Medium-term Notes, Series B, due 2028	73	73
3.500% Senior Notes due 2029	915	921
3.125% Senior Notes due 2031	767	789
6.250% Senior Notes due 2033	1,100	1,100
4.400% Senior Notes due 2051	650	650
4.250% Senior Notes due 2052	750	750
6.250% Senior Notes due 2053	650	650
Unamortized debt issuance costs	(45)	(46)
Unamortized discount costs	(21)	(23)
Unamortized premium costs	4	4
Unamortized basis adjustment of dedesignated interest rate swap agreements(1)	(81)	(84)
Viper revolving credit facility	273	263
Viper 5.375% Senior Notes due 2027	430	430
Viper 7.375% Senior Notes due 2031	400	400
Total debt, net	6,629	6,641
Less: current maturities of long-term debt	—	—
Total long-term debt	$6,629	$6,641
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

Credit Agreement

On March 6, 2024, Diamondback E&P, as borrower, and Diamondback Energy, Inc., as parent guarantor, entered into a fourteenth amendment to the existing credit agreement, which upon consummation of the pending Endeavor Acquisition (as defined in Note 16—Endeavor Energy Resources, LP Acquisition) will among other things, (i) increase the maximum credit amount from $1.6 billion to $2.5 billion, (ii) decrease the swingline commitments amount from $100 million to $50 million and (iii) make certain amendments to the representations and warranties, affirmative and negative covenants, and events of default. As of March 31, 2024, the Company had no outstanding borrowings under the credit agreement and $1.6 billion available for future borrowings. During the three months ended March 31, 2023, the weighted average interest rate on borrowings under the credit agreement was 6.02%. The credit agreement matures on June 2, 2028.

As of March 31, 2024, the Company was in compliance with all financial maintenance covenants under the credit agreement.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Term Loan Agreement

In connection with the pending Endeavor Acquisition (as defined in Note 16—Endeavor Energy Resources, LP Acquisition), Diamondback Energy, Inc., as guarantor, entered into a Term Loan Credit Agreement with Diamondback E&P LLC, as borrower, and Citibank, N.A., as administrative agent (the “Term Loan Agreement”) on February 29, 2024.

The Term Loan Agreement provides the Company with the ability to borrow up to $1.5 billion, which is comprised of $1 billion of Tranche A Loans and $500 million of Tranche B Loans (collectively, the “Term Loans”) on an unsecured basis to pay a portion of the cash consideration for the Endeavor Acquisition (as defined in Note 16—Endeavor Energy Resources, LP Acquisition), repay certain debt of Endeavor or pay fees, costs and expenses related to the acquisition. As of March 31, 2024, the Company had no outstanding borrowings under the Term Loan Agreement and $1.5 billion available for future borrowings.

The availability of the Term Loans, which have not yet been funded, is subject to the satisfaction of certain limited customary acquisition-financing conditions under the Term Loan Agreement. The Term Loans will be made in a single borrowing on the date of closing of the Endeavor Acquisition (as defined in Note 16—Endeavor Energy Resources, LP Acquisition) (the “Closing Date”) and will mature and be payable in full, in the case of the Tranche A Loans, on the first anniversary of the Closing Date and, in the case of the Tranche B Loans, on the second anniversary of the Closing Date.

Outstanding borrowings under the Term Loan Agreement bear interest at a per annum rate elected by the Company that is equal to (i) term SOFR plus 0.10% (“Adjusted Term SOFR”) or (ii) an alternate base rate (which is equal to the greatest of the prime rate, the federal funds effective rate plus 0.50%, and 1-month Adjusted Term SOFR plus 1.0%), in each case plus the applicable margin. After giving effect to the amendment, (i) the applicable margin ranges from 0.125% to 1.000% and 0.250% to 1.125% for Tranche A and Tranche B, respectively, per annum in the case of the alternate base rate, and from 1.125% to 2.000% and 1.250% to 2.125% for Tranche A and Tranche B, respectively, per annum in the case of Adjusted Term SOFR, in each case based on the pricing level, and (ii) the commitment fee is equal to 0.125% per annum on the aggregate principal amount of the commitments. The pricing level depends on the Company’s long-term senior unsecured debt ratings.

Bridge Facility

On February 11, 2024, in connection with the pending Endeavor Acquisition (as defined in Note 16—Endeavor Energy Resources, LP Acquisition), Diamondback Energy, Inc., as guarantor, obtained commitments of $8.0 billion to a 364-day senior unsecured term loan facility with Diamondback E&P LLC, as borrower, and Citigroup Global Markets Inc., as administrative agent (the “Bridge Facility”). The Bridge Facility was reduced on a dollar-for-dollar basis by the amount of the Term Loan Agreement to $6.5 billion on February 29, 2024. The Bridge Facility will be further reduced on a dollar-for-dollar basis by the April 2024 Notes as defined and discussed further in Note 17— Subsequent Events. The proceeds from the Bridge Facility may be used to repay certain debt of Endeavor and pay fees, costs and expenses related to the pending Endeavor Acquisition. As of March 31, 2024, the Company had no outstanding borrowings under the Bridge Facility.

Outstanding borrowings under the Bridge Facility bear interest at a per annum rate elected by the Company that is equal to (i) term SOFR plus 0.10% (“Adjusted Term SOFR”) or (ii) an alternate base rate (which is equal to the greatest of the prime rate, the federal funds effective rate plus 0.50%, and 1-month Adjusted Term SOFR plus 1.0%), in each case plus the applicable margin. The applicable margin ranges from (i) 1.125% to 2.000% from the Closing Date through 89 days following the Closing Date, (ii) 1.375% to 2.250% from the 90th day following the Closing Date through the 179th day following the Closing Date, (iii) 1.625% to 2.500% from the 180th day following the Closing Date through the 269th day following the Closing Date, and (iv) 1.875% to 2.750% for the 270th day following the Closing Date through the expiration of the Bridge Facility, in each case based on the pricing level, and (ii) the commitment fee is equal to 0.125% per annum on the aggregate principal amount of the commitments. The pricing level depends on the Company’s long-term senior unsecured debt ratings.

Retirement of Notes

In the first quarter of 2024, the Company opportunistically repurchased principal amounts of $22 million of its 3.125% Senior Notes due 2031 and $6 million of its 3.500% Senior Notes due 2029 for total cash consideration, including accrued interest paid of $25 million. These repurchases resulted in an immaterial gain on extinguishment of debt during the three months ended March 31, 2024.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Viper’s Credit Agreement

Viper LLC’s credit agreement, as amended to date, provides for a revolving credit facility in the maximum credit amount of $2.0 billion with a borrowing base of $1.3 billion based on Viper LLC’s oil and natural gas reserves and other factors. As of March 31, 2024, the elected commitment amount was $850 million, with $273 million of outstanding borrowings and $577 million available for future borrowings. During the three months ended March 31, 2024 and 2023, the weighted average interest rates on borrowings under the Viper credit agreement were 7.65% and 6.10%, respectively. As of March 31, 2024, Viper LLC was in compliance with all financial maintenance covenants under the Viper credit agreement. The revolving credit facility will mature on September 22, 2028.

9.    STOCKHOLDERS’ EQUITY AND EARNINGS (LOSS) PER SHARE

Stock Repurchase Program

The Company’s board of directors has approved a common stock repurchase program to acquire up to $4.0 billion of the Company’s outstanding common stock, excluding excise tax. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and are subject to market conditions, applicable legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the three months ended March 31, 2024 and 2023, the Company repurchased, excluding excise tax, approximately $42 million and $332 million of common stock under this repurchase program, respectively. As of March 31, 2024, approximately $1.6 billion remained available for use to repurchase shares under the Company’s common stock repurchase program, excluding excise tax.

Change in Ownership of Consolidated Subsidiaries

Non-controlling interests in the accompanying condensed consolidated financial statements represent minority interest ownership in Viper and are presented as a component of equity. When the Company’s relative ownership interests in Viper change, adjustments to non-controlling interest and additional paid-in-capital, tax effected, will occur. The following table summarizes changes in the ownership interest in consolidated subsidiaries during the periods presented:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net income (loss) attributable to the Company	$768	$712
Change in ownership of consolidated subsidiaries	(55)	(9)
Change from net income (loss) attributable to the Company's stockholders and transfers with non-controlling interest	$713	$703

Dividends

The following table presents dividends and distribution equivalent rights paid on the Company’s common stock during the respective periods:

	Base	Variable	Total	Total
	($ per share)			(In millions)
2024
First quarter	$0.90	$2.18	$3.08	$552

2023
First quarter	$0.80	$2.15	$2.95	$546

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

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended March 31,
	2024	2023
	($ in millions, except per share amounts, shares in thousands)
Net income (loss) attributable to common shares	$768	$712
Less: distributed and undistributed earnings allocated to participating securities(1)	5	5
Net income (loss) attributable to common stockholders	$763	$707
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	178,477	181,988
Effect of dilutive securities:
Weighted-average potential common shares issuable	—	—
Diluted weighted average common shares outstanding	178,477	181,988
Basic net income (loss) attributable to common shares	$4.28	$3.88
Diluted net income (loss) attributable to common shares	$4.28	$3.88
(1)    Unvested restricted stock awards and performance stock awards that contain non-forfeitable distribution equivalent rights are considered participating securities and therefore are included in the earnings per share calculation pursuant to the two-class method.

10.    EQUITY-BASED COMPENSATION

Under the Equity Plan approved by the board of directors, the Company is authorized to issue up to 11.8 million shares of incentive and non-statutory stock options, restricted stock awards and restricted stock units, performance awards and stock appreciation rights to eligible employees. The Company currently has outstanding restricted stock units and performance-based restricted stock units under the Equity Plan. At March 31, 2024, approximately 4.7 million shares of common stock remain available for future grants under the Equity Plan. The Company classifies its restricted stock units and performance-based restricted stock units as equity-based awards and estimates the fair values of restricted stock awards and units as the closing price of the Company’s common stock on the grant date of the award, which is expensed over the applicable vesting period.

In addition to the Equity Plan, Viper maintains its own long-term incentive plan, which is not significant to the Company.

The following table presents the financial statement impacts of equity compensation plans and related costs on the Company’s financial statements:

	Three Months Ended March 31,
	2024	2023
	(In millions)
General and administrative expenses	$14	$11
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	$7	$5

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Restricted Stock Units

The following table presents the Company’s restricted stock unit activity during the three months ended March 31, 2024 under the Equity Plan:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2023	751,196	$132.29
Granted	308,923	$180.39
Vested	(82,003)	$152.41
Forfeited	(7,506)	$139.36
Unvested at March 31, 2024	970,610	$145.85

The aggregate grant date fair value of restricted stock units that vested during the three months ended March 31, 2024 was $12 million. As of March 31, 2024, the Company’s unrecognized compensation cost related to unvested restricted stock units was $115 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Performance Based Restricted Stock Units

The following table presents the Company’s performance restricted stock units activity under the Equity Plan for the three months ended March 31, 2024:

	Performance Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2023	278,056	$234.80
Granted	110,989	$214.14
Unvested at March 31, 2024(1)	389,045	$228.91
(1)A maximum of 923,176 units could be awarded based upon the Company’s final TSR ranking.

As of March 31, 2024, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $52 million, which is expected to be recognized over a weighted-average period of 2.0 years.

In March 2024, eligible employees received performance restricted stock unit awards totaling 110,989 units from which a minimum of 0% and a maximum of 200% of the units could be awarded based upon the measurement of total stockholder return of the Company’s common stock as compared to a designated peer group during the three-year performance period of January 1, 2024 to December 31, 2026 and cliff vest at December 31, 2026 subject to continued employment. The initial payout of the March 2024 awards will be further adjusted by a TSR modifier that may reduce the payout or increase the payout up to a maximum of 250%.

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

March 2024
Grant-date fair value	$341.81
Risk-free rate	4.38%
Company volatility	41.40%

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
11.    INCOME TAXES

The following table provides the Company’s provision for (benefit from) income taxes and the effective income tax rate for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(In millions, except for tax rate)
Provision for (benefit from) income taxes	$223	$207
Effective income tax rate	21.6%	21.7%

Total income tax expense from continuing operations for the three months ended March 31, 2024 and 2023 differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income primarily due to (i) state income taxes, net of federal benefit, and (ii) the impact of permanent differences between book and taxable income.

As of March 31, 2024, Viper maintained a partial valuation allowance against its deferred tax assets, based on its assessment of all available evidence, both positive and negative, supporting realizability of Viper’s deferred tax assets.

In connection with the public offering of Viper’s Class A common stock and resulting change of ownership in Viper during the three months ended March 31, 2024, the Company recorded a $36 million increase in tax payable and a $3 million increase in deferred tax liability through paid in capital and an $18 million increase in the deferred tax asset, net of valuation allowance, through non-controlling interest on the Company’s condensed consolidated balance sheet.

Based on application of the Inflation Reduction Act of 2022 guidance, the Company’s income tax expense for the three months ended March 31, 2024 was not impacted by the corporate alternative minimum tax. The Company’s excise tax during the three months ended March 31, 2024 was immaterial and was recognized as part of the cost basis of the units repurchased.

12.    DERIVATIVES

At March 31, 2024, the Company has commodity derivative contracts and interest rate swaps outstanding. All derivative financial instruments are recorded at fair value.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
As of March 31, 2024, the Company had the following outstanding commodity derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Collars
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Weighted Average Differential	Weighted Average Floor Price	Weighted Average Ceiling Price
OIL
Apr. - Jun.	2024	Costless Collar	6,000	WTI Cushing	$—	$65.00	$95.55
Apr. - Dec.	2024	Basis Swap(1)	12,000	Argus WTI Midland	$1.19	$—	$—
Apr. - Dec.	2024	Roll Swap	40,000	WTI Cushing	$0.82	$—	$—
Jul. - Dec.	2024	Costless Collar	4,000	WTI Cushing	$—	$55.00	$93.66
NATURAL GAS
Apr. - Dec.	2024	Costless Collar	290,000	Henry Hub	$—	$2.83	$7.52
Apr. - Dec.	2024	Basis Swap(1)	380,000	Waha Hub	$(1.18)	$—	$—
Jan. - Dec.	2025	Basis Swap(1)	310,000	Waha Hub	$(0.69)	$—	$—
Jan. - Dec.	2025	Costless Collar	150,000	Henry Hub	$—	$2.50	$5.31
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

Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Strike Price	Deferred Premium
OIL
Apr. - Jun.	2024	Put	110,000	Brent	$55.45	$1.49
Apr. - Jun.	2024	Put	32,000	Argus WTI Houston	$55.63	$1.56
Apr. - Jun.	2024	Put	39,000	WTI Cushing	$59.23	$1.49
Jul. - Sep.	2024	Put	80,000	Brent	$55.25	$1.55
Jul. - Sep.	2024	Put	28,000	Argus WTI Houston	$56.07	$1.58
Jul. - Sep.	2024	Put	51,000	WTI Cushing	$57.65	$1.54
Oct. - Dec.	2024	Put	44,000	Brent	$55.23	$1.61
Oct. - Dec.	2024	Put	14,000	Argus WTI Houston	$57.14	$1.66
Oct. - Dec.	2024	Put	40,000	WTI Cushing	$57.00	$1.64
Jan. - Mar.	2025	Put	2,000	Argus WTI Houston	$60.00	$1.60
Jan. - Mar.	2025	Put	4,000	WTI Cushing	$60.00	$1.73

Interest Rate Swaps

The Company has two receive-fixed, pay variable interest rate swap agreements for notional amounts of $600 million which are considered economic hedges of the Company’s $1.2 billion 3.50% fixed rate senior notes due 2029 (the “2029 Notes”). The Company receives a fixed 3.50% rate of interest on these swaps and pays the variable rate of SOFR plus 2.1865%. The interest rate swaps are not treated as hedges for accounting purposes and, as a result, changes in fair value are recorded in earnings under the caption “Gain (loss) on derivative instruments, net” in the condensed consolidated statements of operations.

The interest rate swaps were designated as fair value hedges at inception, but the Company subsequently elected to discontinue hedge accounting. The cumulative fair value basis adjustment recorded at the time of dedesignation is being amortized to interest expense over the remaining term of the 2029 Notes utilizing the effective interest method. See Note 8—Debt for further details.

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

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments not designated as hedging instruments included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Gain (loss) on derivative instruments, net:
Commodity contracts	$(16)	$(109)
Interest rate swaps	(32)	16
Total	$(48)	$(93)

Net cash received (paid) on settlements:
Commodity contracts	$(4)	$1
Total	$(4)	$1

13.    FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As discussed in Note 13—Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, certain financial instruments of the Company are reported at fair value on the Company’s condensed consolidated balance sheets. The net amounts of derivative instruments are classified as current or noncurrent based on their anticipated settlement dates. The Company has an immaterial investment that is reported at fair value using observable, quoted stock prices and is included in “Other assets” on the Company’s condensed consolidated balance sheets at March 31, 2024 and December 31, 2023.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The following table provides the fair value of financial instruments that are recorded at fair value in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Derivative instruments:
Commodity derivative instruments	$—	$59	$—	$59	$(52)	$7
Non-current assets- Derivative instruments:
Commodity derivative instruments	$—	$16	$—	$16	$(9)	$7
Non-current assets- Other assets:
Investment	$8	$—	$—	$8	$—	$8
Liabilities:
Current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$103	$—	$103	$(52)	$51
Interest rate swaps	$—	$51	$—	$51	$—	$51
Non-current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$9	$—	$9	$(9)	$—
Interest rate swaps	$—	$144	$—	$144	$—	$144

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Derivative instruments:
Commodity derivative instruments	$—	$88	$—	$88	$(71)	$17
Non-current assets- Derivative instruments:
Commodity derivative instruments	$—	$8	$—	$8	$(7)	$1
Non-current assets- Other assets:
Investment	$5	$—	$—	$5	$—	$5
Liabilities:
Current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$111	$—	$111	$(71)	$40
Interest rate swaps	$—	$46	$—	$46	$—	$46
Non-current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$12	$—	$12	$(7)	$5
Interest rate swaps	$—	$117	$—	$117	$—	$117

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	March 31, 2024		December 31, 2023
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
(In millions)
Debt	$6,629	$6,474	$6,641	$6,507

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

14.    SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
	(In millions)
Supplemental disclosure of non-cash transactions:
Accrued capital expenditures included in accounts payable and accrued expenses	$674	$609
Common stock issued for acquisitions	$—	$633

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

Several coastal Louisiana parishes and the State of Louisiana have filed numerous lawsuits under Louisiana’s State and Local Coastal Resources Management Act (“SLCRMA”) against numerous oil and gas producers seeking damages for coastal erosion in or near oil fields located within Louisiana’s coastal zone. The Company is a defendant in three of these cases, and Plaintiffs’ claims against the Company relate to the prior operations of entities previously acquired by Energen Corporation. The Company has exercised contractual indemnification rights where applicable. Plaintiffs’ SLCRMA theories are unprecedented, and there remains significant uncertainty about the claims (both as to scope and damages). Although we cannot predict the ultimate outcome of these matters, the Company believes the claims lack merit and intends to continue vigorously defending these lawsuits.

16.    ENDEAVOR ENERGY RESOURCES, LP ACQUISITION

On February 11, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Eclipse Merger Sub I, LLC, Eclipse Merger Sub II, LLC, Endeavor Manager, LLC (solely or purposes of certain sections set forth therein), and Endeavor Parent, LLC (“Endeavor”), to acquire Endeavor (the “Endeavor Acquisition”) for consideration consisting of a base cash amount of $8.0 billion, subject to adjustments under the terms of the Merger Agreement, and approximately 117.27 million shares of the Company’s common stock. The Endeavor Acquisition is expected to close in the fourth quarter of 2024, subject to the satisfaction or waiver of certain customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. In a special meeting held on April 26, 2024, the Company’s stockholders approved the issuance of the Company’s common stock to Endeavor as consideration for the Endeavor Acquisition.

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

17.    SUBSEQUENT EVENTS

First Quarter 2024 Dividend Declaration

On April 25, 2024, the board of directors of the Company declared a cash dividend for the first quarter of 2024 of $1.97 per share of common stock, payable on May 22, 2024 to its stockholders of record at the close of business on May 15, 2024. The dividend consists of a base quarterly dividend of $0.90 per share of common stock and a variable quarterly dividend of $1.07 per share of common stock. Future base and variable dividends are at the discretion of the board of directors of the Company.

Notes Offering

On April 18, 2024, the Company issued an aggregate of $5.5 billion in senior notes, consisting of (i) $850 million aggregate principal amount of 5.200% Senior Notes due April 18, 2027 (the “2027 Notes”), (ii) $850 million aggregate principal amount of 5.150% Senior Notes due January 30, 2030 (the “2030 Notes”), (iii) $1.3 billion aggregate principal amount of 5.400% Senior Notes due April 18, 2034 (the “2034 Notes”), (iv) $1.5 billion aggregate principal amount of 5.750% Senior Notes due April 18, 2054 (the “2054 Notes”), and (v) $1.0 billion aggregate principal amount of 5.900% Senior Notes due April 18, 2064 (the “2064 Notes” and together with the 2027 Notes, the 2030 Notes the 2034 Notes and the 2054 Notes, each a “series of the April 2024 Notes” and collectively, the “April 2024 Notes”). The Company received net proceeds of $5.5

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
billion, including discounts and underwriter fees. The Company intends to use the net proceeds to fund a portion of the cash consideration for the pending Endeavor Acquisition. Interest on the 2030 Notes is payable semi-annually on January 30 and July 30 of each year, beginning on July 30, 2024. Interest on each other series of notes will be payable semi-annually on April 18 and October 18 of each year, beginning on October 18, 2024.

18.    SEGMENT INFORMATION

As of March 31, 2024, the Company has one reportable segment, the upstream segment, which is engaged in the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves primarily in the Permian Basin in West Texas. Other operations are included in the “All Other” category in the table below. The sources of the revenue included in the “All Other” category include midstream gathering, compression, water handling, disposal and treatment operations which are primarily derived from intersegment transactions for services provided to the upstream segment. The segments comprise the structure used by the Company’s Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance.

The following tables summarize the results of the Company’s operating segments during the periods presented:

	Upstream	All Other	Eliminations	Total
	(In millions)
Three Months Ended March 31, 2024:
Third-party revenues	$2,218	$9	$—	$2,227
Intersegment revenues	—	37	(37)	—
Total revenues	$2,218	$46	$(37)	$2,227
Depreciation, depletion, amortization and accretion	$463	$6	$—	$469
Income (loss) from operations	$1,090	$21	$7	$1,118
Interest expense, net	$(46)	$—	$—	$(46)
Other income (expense)	$(38)	$—	$(4)	$(42)
Income (loss) from equity investments	$—	$2	$—	$2
Provision for (benefit from) income taxes	$221	$2	$—	$223
Net income (loss) attributable to non-controlling interest	$41	$—	$—	$41
Net income (loss) attributable to Diamondback Energy, Inc.	$744	$21	$3	$768
As of March 31, 2024:
Total assets	$29,059	$1,235	$(604)	$29,690

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

	Upstream	All Other	Eliminations	Total
	(In millions)
Three Months Ended March 31, 2023:
Third-party revenues	$1,904	$21	$—	$1,925
Intersegment revenues	—	99	(99)	—
Total revenues	$1,904	$120	$(99)	$1,925
Depreciation, depletion, amortization and accretion	$388	$15	$—	$403
Income (loss) from operations	$1,002	$45	$(22)	$1,025
Interest expense, net	$(46)	$—	$—	$(46)
Other income (expense)	$(93)	$53	$—	$(40)
Income (loss) from equity investments	$—	$14	$—	$14
Provision for (benefit from) income taxes	$203	$4	$—	$207
Net income (loss) attributable to non-controlling interest	$34	$—	$—	$34
Net income (loss) attributable to Diamondback Energy, Inc.	$626	$108	$(22)	$712
As of December 31, 2023:
Total assets	$28,362	$1,242	$(603)	$29,001

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an independent oil and natural gas company currently focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. As discussed in Note 1—Description of the Business and Basis of Presentation and Note 18—Segment Information of the condensed notes to the consolidated financial statements, as of March 31, 2024, we have one reportable segment, the upstream segment.

First Quarter 2024 Financial and Operating Highlights

•Recorded net income of $768 million.

•Increased our annual base dividend to $3.60 per share, paid dividends to stockholders of $548 million during the first quarter of 2024 and declared a combined base and variable dividend payable in the second quarter of 2024 of $1.97 per share of common stock.

•Repurchased $42 million, excluding excise tax, of our common stock, leaving approximately $1.6 billion available for future purchases under our common stock repurchase program at March 31, 2024.

•Sold 13.23 million shares of Viper’s Class A Common Stock for approximately $451 million in net proceeds, which we intend to use to fund a portion of the cash consideration for the pending Endeavor Acquisition.

•Our cash operating costs were $11.52 per BOE, including lease operating expenses of $6.08 per BOE, cash general and administrative expenses of $0.76 per BOE and production and ad valorem taxes and gathering and transportation expenses of $4.68 per BOE.

•Our average production was 461.1 MBOE/d.

•Drilled 69 gross horizontal wells in the Midland Basin and 10 gross horizontal wells in the Delaware Basin, and turned 101 gross operated horizontal wells (101 in the Midland Basin and none in the Delaware Basin) to production.

•Incurred capital expenditures, excluding acquisitions, of $609 million.

Transactions and Recent Developments

Endeavor Acquisition

On February 11, 2024, we entered into the Merger Agreement to acquire Endeavor for consideration consisting of a base cash amount of $8.0 billion, subject to adjustments under the terms of the Merger Agreement, and approximately 117.27 million shares of our common stock. The Endeavor Acquisition is expected to close in the fourth quarter of 2024, subject to the satisfaction or waiver of customary closing conditions, including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. As a result of the Endeavor Acquisition, the Endeavor Stockholders are expected to hold, at closing, approximately 39.5% of our outstanding common stock. In a special meeting held on April 26, 2024, our stockholders approved the issuance of our common stock to Endeavor as consideration for the Endeavor Acquisition.

See Note 16—Endeavor Energy Resources, LP Acquisition of the condensed notes to the consolidated financial statements for further discussion of the pending Endeavor Acquisition.

Notes Offering

On April 18, 2024, we issued the April 2024 Notes for an aggregate principal amount of $5.5 billion. We intend to use the net proceeds from the April 2024 Notes to fund a portion of the cash consideration for the pending Endeavor Acquisition.

See Note 17—Subsequent Events of the condensed notes to the consolidated financial statements for further discussion of the offering of our April 2024 Notes.

Commodity Prices and Inflation

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Regional and worldwide economic activity, extreme weather conditions and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. During the three months ended 2024 and 2023, NYMEX WTI prices averaged $76.91 and $75.99 per Bbl, respectively, and NYMEX Henry Hub prices averaged $2.10 and $2.74 per MMBtu, respectively.

For additional information around risks related to commodity prices, see Part II. Item 3. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.

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

As of March 31, 2024, we had approximately 487,264 net acres, which primarily consisted of approximately 346,911 net acres in the Midland Basin and 140,033 net acres in the Delaware Basin.

We expect production to stay relatively flat in the second quarter of 2024 as we continue to promote our commitment to capital efficiency. We also anticipate that capital expenditures will remain flat due to lower well costs in 2024 and a reduction in drilling activity as a result of keeping production flat. We continue to see lower completion costs due to a continuous decline in raw materials and service costs. The majority of our wells are now being completed with either a simulfrac or simulfrac e-fleet, reducing our exposure to spot frac prices.

The following table sets forth the total number of operated horizontal wells drilled and completed during the periods indicated:

	Three Months Ended March 31, 2024
	Drilled		Completed(1)
Area:	Gross	Net	Gross	Net
Midland Basin	69	67	101	89
Delaware Basin	10	9	—	—
Total	79	76	101	89
(1)The average lateral length for the wells completed during the first quarter of 2024 was 11,463 feet. Operated completions during the first quarter of 2024 consisted of 30 Lower Spraberry wells, 19 Wolfcamp A wells, 16 Jo Mill wells, 15 Wolfcamp B wells, 12 Middle Spraberry wells, six Wolfcamp D wells and three Upper Spraberry wells.

As of March 31, 2024, we operated the following wells:

	As of March 31, 2024
	Vertical Wells		Horizontal Wells		Total
Area:	Gross	Net	Gross	Net	Gross	Net
Midland Basin	2,621	2,480	2,371	2,178	4,992	4,658
Delaware Basin	37	35	681	633	718	668
Total	2,658	2,515	3,052	2,811	5,710	5,326

As of March 31, 2024, we held interests in 21,251 gross (5,411 net) wells, including 528 gross (85 net) wells in which we have a non-operated working interest.

Guidance

The following table presents our current estimates, which do not take into account the pending Endeavor Acquisition, of certain financial and operating results for the full year of 2024, as well as production and cash tax guidance for the second quarter of 2024:

2024 Guidance
Net production - MBOE/d	458 - 466
Oil production - MBO/d	270 - 275
Q2 2024 oil production - MBO/d (total - MBOE/d)	271 - 275 (459 - 466)

(Unit costs $/BOE):
Lease operating expenses, including workovers	$6.00 - $6.50
General and administrative expenses - cash	$0.55 - $0.65
Non-cash stock-based compensation	$0.40 - $0.50
Depreciation, depletion, amortization and accretion	$10.50 - $11.50
Interest expense (net of interest income)	$1.65 - $1.85
Gathering, processing and transportation	$1.80 - $2.00

Production and ad valorem taxes (% of revenue)	~7%
Corporate tax rate (% of pre-tax income)	23%
Cash tax rate (% of pre-tax income)	15% - 18%
Q2 2024 cash taxes (in millions)	$180 - $220

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and December 31, 2023

As noted in “—Commodity Prices and Inflation,” the markets for oil and natural gas are highly volatile and are influenced by a number of factors which can lead to significant changes in our results of operations and management’s operational strategy on a quarterly basis. Accordingly, our results of operations discussion focuses on a comparison of the current quarter’s results of operations with those of the immediately preceding quarter. We believe our discussion provides investors with a more meaningful analysis of material operational and financial changes which occurred during the quarter based on current market and operational trends.

The following table sets forth selected operating data for the three months ended March 31, 2024 and December 31, 2023:

	Three Months Ended
	March 31, 2024	December 31, 2023
Revenues (In millions):
Oil sales	$1,867	$1,920
Natural gas sales	50	65
Natural gas liquid sales	184	180
Total oil, natural gas and natural gas liquid revenues	$2,101	$2,165

Production Data:
Oil (MBbls)	24,874	25,124
Natural gas (MMcf)	50,602	50,497
Natural gas liquids (MBbls)	8,653	9,016
Combined volumes (MBOE)(1)	41,961	42,556

Daily oil volumes (BO/d)	273,341	273,087
Daily combined volumes (BOE/d)	461,110	462,565

Average Prices:
Oil ($ per Bbl)	$75.06	$76.42
Natural gas ($ per Mcf)	$0.99	$1.29
Natural gas liquids ($ per Bbl)	$21.26	$19.96
Combined ($ per BOE)	$50.07	$50.87

Oil, hedged ($ per Bbl)(2)	$74.13	$75.59
Natural gas, hedged ($ per Mcf)(2)	$1.36	$1.31
Natural gas liquids, hedged ($ per Bbl)(2)	$21.26	$19.96
Average price, hedged ($ per BOE)(2)	$49.97	$50.40
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables provide information on the mix of our production for the three months ended March 31, 2024 and December 31, 2023:

	Three Months Ended
	March 31, 2024	December 31, 2023
Oil (MBbls)	59%	59%
Natural gas (MMcf)	20%	20%
Natural gas liquids (MBbls)	21%	21%
	100%	100%

	Three Months Ended March 31, 2024				Three Months Ended December 31, 2023
	Midland Basin	Delaware Basin	Other(1)	Total	Midland Basin	Delaware Basin	Other(2)	Total
Production Data:
Oil (MBbls)	20,055	4,768	51	24,874	20,211	4,886	27	25,124
Natural gas (MMcf)	37,494	12,894	214	50,602	36,997	13,413	87	50,497
Natural gas liquids (MBbls)	6,643	1,990	20	8,653	7,010	1,993	13	9,016
Total (MBOE)	32,947	8,907	107	41,961	33,387	9,115	55	42,556
(1)Includes the Rockies, High Plains, Eagle Ford Shale, Appalachia, Barnett, Denver-Julesburg, Mid-Con, and Williston.
(2)Includes the Rockies and High Plains.

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the first quarter of 2024 decreased by $64 million to $2.1 billion compared to the fourth quarter of 2023. The decrease consisted of $38 million attributable to lower average prices received for our oil and natural gas production and $26 million attributable to the 1% decline in our combined volumes sold.

Net Sales of Purchased Oil. We have entered into purchase transactions and separate sales transactions with third parties to satisfy certain of our unused oil pipeline capacity commitments. The following table presents the net sales of purchased oil from third parties for the three months ended March 31, 2024 and December 31, 2023:

	Three Months Ended
(In millions)	March 31, 2024	December 31, 2023
Sales of purchased oil	$116	$52
Purchased oil expense	117	52
Net sales of purchased oil	$(1)	$—

Other Revenues. The following table presents other insignificant revenue for the three months ended March 31, 2024 and December 31, 2023:

	Three Months Ended
(In millions)	March 31, 2024	December 31, 2023
Other operating income	$10	$11

Lease Operating Expenses. The following table shows lease operating expenses for the three months ended March 31, 2024 and December 31, 2023:

	Three Months Ended
	March 31, 2024		December 31, 2023
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$255	$6.08	$254	$5.97

Lease operating expenses remained relatively flat in total and on a per BOE basis for the first quarter of 2024 compared to the fourth quarter of 2023.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the three months ended March 31, 2024 and December 31, 2023:

	Three Months Ended
	March 31, 2024			December 31, 2023
(In millions, except per BOE amounts)	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue
Production taxes	$82	$1.96	3.9%	$93	$2.18	4.3%
Ad valorem taxes	37	0.88	1.8	11	0.26	0.5
Total production and ad valorem expense	$119	$2.84	5.7%	$104	$2.44	4.8%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. However, due to the recent settlement of an ongoing audit of production taxes from historical periods, the first quarter of 2024 includes a refund of $17 million and the fourth quarter of 2023 includes a refund of $8 million, which primarily accounts for the decrease in production taxes between periods and as a percentage of revenue. The remainder of the decrease is largely attributable to the decline in production volumes.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. During the first quarter of 2024 compared to the fourth quarter of 2023, ad valorem taxes increased by $26 million due primarily to the fourth quarter of 2023 reflecting a reduction to the full year 2023 accrual for ad valorem taxes based on actual tax assessments received.

Gathering and Transportation Expense. The following table shows gathering and transportation expense for the three months ended March 31, 2024 and December 31, 2023:

	Three Months Ended
	March 31, 2024		December 31, 2023
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering, processing and transportation	$77	$1.84	$78	$1.83

Gathering, processing and transportation expenses in total and on a per BOE basis remained relatively flat in the first quarter of 2024 compared to the fourth quarter of 2023.

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the three months ended March 31, 2024 and December 31, 2023:

	Three Months Ended
(In millions, except BOE amounts)	March 31, 2024	December 31, 2023
Depletion of proved oil and natural gas properties	$452	$452
Depreciation and amortization of other property and equipment	12	11
Other amortization	2	4
Asset retirement obligation accretion	3	2
Depreciation, depletion, amortization and accretion	$469	$469
Oil and natural gas properties depletion rate per BOE	$10.77	$10.62
Depreciation, depletion, amortization and accretion per BOE	$11.18	$11.02

Depletion of proved oil and natural gas properties in total and on a per BOE basis was flat in the first quarter of 2024 as compared to the fourth quarter of 2023.

General and Administrative Expenses. The following table shows general and administrative expenses for the three months ended March 31, 2024 and December 31, 2023:

	Three Months Ended
	March 31, 2024		December 31, 2023
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$32	$0.76	$25	$0.59
Non-cash stock-based compensation	14	0.34	14	0.33
Total general and administrative expenses	$46	$1.10	$39	$0.92

General and administrative expenses increased in the first quarter of 2024 compared to the fourth quarter of 2023 primarily due to (i) $2 million in additional charitable contributions, (ii) $2 million in additional professional services, and (iii) other individually insignificant changes.

Other Operating Costs and Expenses. The following table shows other operating costs and expenses for the three months ended March 31, 2024 and December 31, 2023:

	Three Months Ended
(In millions)	March 31, 2024	December 31, 2023
Merger and integration expenses	$12	$—
Other operating expenses	$14	$27

Merger and integration expenses in the first quarter of 2024 relate to the pending Endeavor Acquisition as discussed in Note 16—Endeavor Energy Resources, LP Acquisition to the condensed notes to the consolidated financial statements.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the three months ended March 31, 2024 and December 31, 2023:

	Three Months Ended
(In millions)	March 31, 2024	December 31, 2023
Gain (loss) on derivative instruments, net	$(48)	$99
Net cash received (paid) on settlements	$(4)	$(48)

The change in gain (loss) on derivative instruments for the first quarter of 2024 compared to the fourth quarter of 2023 primarily reflects a decrease in the value of interest rate swaps of $100 million due to an increase in SOFR rates, and a decrease in the value of our oil commodity contracts of $64 million due to increasing market prices for oil compared to our contract prices. Net cash paid on settlements of derivatives in the fourth quarter of 2023 includes $27 million for the semi-annual settlement of our interest rate swaps. See Note 12—Derivatives of the condensed notes to the consolidated financial statements for further details regarding our derivative instruments.

Other Income (Expense). The following table shows other income and expenses for the three months ended March 31, 2024 and December 31, 2023:

	Three Months Ended
(In millions)	March 31, 2024	December 31, 2023
Interest expense, net	$(46)	$(37)
Other income (expense), net	$4	$(1)
Gain (loss) on extinguishment of debt	$2	$—
Income (loss) from equity investments, net	$2	$9

The increase in net interest expense for the first quarter of 2024 compared to the fourth quarter of 2023 primarily consists of an additional $10 million in amortization of debt issuance costs related primarily to our Bridge Facility and Term Loan Agreement.

See Note 8—Debt of the condensed notes to the consolidated financial statements for further details regarding outstanding borrowings and gain (loss) on extinguishment of debt.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the three months ended March 31, 2024 and December 31, 2023:

	Three Months Ended
(In millions)	March 31, 2024	December 31, 2023
Provision for (benefit from) income taxes	$223	$264

The reduction in our income tax provision for the first quarter of 2024 compared to the fourth quarter of 2023 was primarily due to the decrease in pre-tax income between the periods which resulted largely from a decrease in the value of our derivative instruments as discussed above. See Note 11—Income Taxes of the condensed notes to the consolidated financial statements for further discussion of our income tax expense.

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth selected operating data for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Revenues (In millions):
Oil sales	$1,867	$1,654
Natural gas sales	50	69
Natural gas liquid sales	184	179
Total oil, natural gas and natural gas liquid revenues	$2,101	$1,902

Production Data:
Oil (MBbls)	24,874	22,624
Natural gas (MMcf)	50,602	47,388
Natural gas liquids (MBbls)	8,653	7,730
Combined volumes (MBOE)(1)	41,961	38,252

Daily oil volumes (BO/d)	273,341	251,378
Daily combined volumes (BOE/d)	461,110	425,022

Average Prices:
Oil ($ per Bbl)	$75.06	$73.11
Natural gas ($ per Mcf)	$0.99	$1.46
Natural gas liquids ($ per Bbl)	$21.26	$23.16
Combined ($ per BOE)	$50.07	$49.72

Oil, hedged ($ per Bbl)(2)	$74.13	$72.05
Natural gas, hedged ($ per Mcf)(2)	$1.36	$1.96
Natural gas liquids, hedged ($ per Bbl)(2)	$21.26	$23.16
Average price, hedged ($ per BOE)(2)	$49.97	$49.72
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables set forth the mix of our production data by product and basin for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Oil (MBbls)	59%	59%
Natural gas (MMcf)	20%	21%
Natural gas liquids (MBbls)	21%	20%
	100%	100%

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	Midland Basin	Delaware Basin	Other(1)	Total	Midland Basin	Delaware Basin	Other(2)	Total
Production Data:
Oil (MBbls)	20,055	4,768	51	24,874	17,720	4,892	12	22,624
Natural gas (MMcf)	37,494	12,894	214	50,602	33,548	13,786	54	47,388
Natural gas liquids (MBbls)	6,643	1,990	20	8,653	5,858	1,874	(2)	7,730
Total (MBOE)	32,947	8,907	107	41,961	29,169	9,064	19	38,252
(1)Includes the Rockies, High Plains, Eagle Ford Shale, Appalachia, Barnett, Denver-Julesburg, Mid-Con, and Williston.
(2)Includes the Rockies and High Plains.

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the three months ended March 31, 2024 increased by $199 million, or 10%, to $2.1 billion from the same period in 2023 primarily due to an increase of $191 million attributable to the 10% growth in our combined volumes. Approximately 19% of the increase in production is attributable to the GRP Acquisition and an additional 9% is attributable to including a full quarter of production from the Lario Acquisition. The remainder of the growth comes from new wells added between periods.

Net Sales of Purchased Oil. Beginning in the third quarter of 2023, we entered into purchase transactions and separate sale transactions with third parties to satisfy certain of our unused oil pipeline capacity commitments. The following table presents the net sales of purchased oil from third parties for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In millions)	2024	2023
Sales of purchased oil	$116	$—
Purchased oil expense	117	—
Net sales of purchased oil	$(1)	$—

Other Revenues. The following table shows the other insignificant revenues for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In millions)	2024	2023
Other operating income	$10	$23

Lease Operating Expenses. The following table shows lease operating expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$255	$6.08	$192	$5.02

Lease operating expenses increased by $63 million, or $1.06 per BOE for the three months ended March 31, 2024 compared to the same period in 2023. The increase primarily consists of (i) $26 million in additional costs incurred for water services as a result of divesting our Water Assets in the third quarter of 2023, (ii) approximately $19 million due to the increase in combined production volumes between the periods, and (iii) $16 million in increased spend on wellwork.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024			2023
(In millions, except per BOE amounts)	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue
Production taxes	$82	$1.96	3.9%	$92	$2.40	4.8%
Ad valorem taxes	37	0.88	1.8	63	1.65	3.3
Total production and ad valorem expense	$119	$2.84	5.7%	$155	$4.05	8.1%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of production revenues for the 2024 period decreased compared to the same period in 2023, primarily due to a refund of $17 million received for settlement of an audit in the first quarter of 2024, which was partially offset by a $9 million increase in production volumes.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes for the three months ended March 31, 2024 as compared to the same period in 2023 decreased by $26 million, primarily due to a reduction in the expected ad valorem tax rates for 2024 compared to the expected rates in the first quarter of 2023.

Gathering and Transportation Expense. The following table shows gathering and transportation expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering, processing and transportation	$77	$1.84	$68	$1.78

The increase in gathering and transportation expenses for the three months ended March 31, 2024 compared to the same period in 2023 is primarily attributable to the growth in production volumes discussed above. The rate increase is due to annual rate adjustments.

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In millions, except BOE amounts)	2024	2023
Depletion of proved oil and natural gas properties	$452	$381
Depreciation and amortization of other property and equipment	12	17
Other amortization	2	1
Asset retirement obligation accretion	3	4
Depreciation, depletion, amortization and accretion	$469	$403
Oil and natural gas properties depletion rate per BOE	$10.77	$9.96
Depreciation, depletion, amortization and accretion per BOE	$11.18	$10.54

The increase in depletion of proved oil and natural gas properties of $71 million for the three months ended March 31, 2024 as compared to the same period in 2023 resulted primarily from (i) $37 million from the increase in production volumes and (i) $34 million due to an increase in the depletion rate resulting from the addition of leasehold costs and reserves from the GRP Acquisition.

General and Administrative Expenses. The following table shows general and administrative expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$32	$0.76	$29	$0.76
Non-cash stock-based compensation	14	0.34	11	0.29
Total general and administrative expenses	$46	$1.10	$40	$1.05

General and administrative expenses for the three months ended March 31, 2024 remained relatively flat in total and on a per BOE basis compared to the same period in 2023.

Other Operating Costs and Expenses. The following table shows the other operating costs and expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In millions)	2024	2023
Merger and integration expenses	$12	$8
Other operating expenses	$14	$34

The decrease in other operating expenses for the three months ended March 31, 2024 compared to the same period in 2023 primarily resulted from a decrease in midstream services due to the sale of our Water Assets in Q3 2023.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In millions)	2024	2023
Gain (loss) on derivative instruments, net	$(48)	$(93)
Net cash received (paid) on settlements	$(4)	$1

See Note 12—Derivatives of the condensed notes to the consolidated financial statements for further details regarding our derivative instruments.

Other Income (Expense). The following table shows other income and expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In millions)	2024	2023
Interest expense, net	$(46)	$(46)
Other income (expense), net	$4	$53
Gain (loss) on extinguishment of debt	$2	$—
Income (loss) from equity investments, net	$2	$14

Interest expense, net for the three months ended March 31, 2024 compared to the same period in 2023 remained flat compared to the same period in 2023. This was largely due to offsetting changes consisting of (i) an increase of $10 million in amortization of debt issuance costs primarily related to our Bridge Facility and Term Loan Agreement, (ii) an increase of $6 million in interest expense on senior notes primarily related to interest expense on Viper’s 7.375% Senior Notes due 2031 which were issued in the fourth quarter of 2023, (iii) a decrease of $11 million due to an increase in capitalized interest costs, which reduce interest expense, (iv) a decrease of $4 million in interest expense on our revolving credit facility due to lower average borrowings outstanding in the first quarter of 2024, and (v) other individually insignificant changes.

See Note 8—Debt of the condensed notes to the consolidated financial statements for further details regarding outstanding borrowings.

Other income (expense), net for the three months ended March 31, 2023 includes a $53 million gain on the sale of equity method investment in Gray Oak as discussed further in Note 4—Acquisitions and Divestitures to the condensed notes to the consolidated financial statements.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In millions)	2024	2023
Provision for (benefit from) income taxes	$223	$207

The change in our income tax provision for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to the increase in pre-tax income resulting largely from the increase in revenues from oil, natural gas and natural gas liquids and changes in operating expenses and other income (expenses) as discussed above. See Note 11—Income Taxes of the condensed notes to the consolidated financial statements for further discussion of our income tax expense.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

Historically, our primary sources of liquidity have included cash flows from operations, proceeds from our public equity offerings, borrowings under our revolving credit facility, proceeds from the issuance of senior notes and sales of non-core assets. Our primary uses of capital have been for the acquisition, development and exploration of oil and natural gas properties, repayment of debt and returning capital to stockholders. At March 31, 2024, we had approximately $2.5 billion of liquidity consisting of $876 million in standalone cash and cash equivalents and $1.6 billion available under our credit facility. Additionally, for purposes of funding the cash consideration for the pending Endeavor Acquisition, we currently have $1.5 billion and $1.0 billion available under the Term Loans and Bridge Facility, respectively, as well as the net proceeds of $5.5 billion from the April 2024 Notes. As discussed below, our capital budget for 2024 is $2.30 billion to $2.55 billion, which does not take into account the pending Endeavor Acquisition. As of March 31, 2024, we have no debt maturities until 2026.

Future cash flows are subject to a number of variables, including the level of oil and natural gas production and volatility of commodity prices. Further, significant additional capital expenditures will be required to more fully develop our properties. Prices for our commodities are determined primarily by prevailing market conditions, regional and worldwide economic activity, weather and other substantially variable factors. These factors are beyond our control and are difficult to predict as discussed further in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023. In order to mitigate this volatility, we enter into derivative contracts with a number of financial institutions, all of which are participants in our credit facility, to economically hedge a portion of our estimated future crude oil and natural gas production as discussed further in Note 12—Derivatives of the condensed notes to the consolidated financial statements and

Item 3. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk. The level of our hedging activity and duration of the financial instruments employed depend on our desired cash flow protection, available hedge prices, the magnitude of our capital program and our operating strategy.

Cash Flow

Our cash flows for the three months ended March 31, 2024 and 2023 are presented below:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net cash provided by (used in) operating activities	$1,334	$1,425
Net cash provided by (used in) investing activities	(751)	(1,279)
Net cash provided by (used in) financing activities	(269)	(257)
Net increase (decrease) in cash	$314	$(111)

Operating Activities

The decrease in operating cash flows for the three months ended March 31, 2024 compared to the same period in 2023 primarily resulted from (i) an increase in our cash operating expenses of approximately $140 million and (ii) a reduction of approximately $188 million due to fluctuations in other working capital balances due primarily to the timing of when collections were made on accounts receivable and payments made on accounts payable. These were partially offset by an increase of $302 million in total revenue. See “—Results of Operations” for discussion of significant changes in our revenues and expenses.

Investing Activities

The majority of our net cash used for investing activities during the three months ended March 31, 2024 and 2023 was for drilling and completion costs incurred in conjunction with our development program as well as the purchase of oil and gas properties including the Lario Acquisition in the first quarter of 2023.

Capital Expenditure Activities

Our capital expenditures excluding acquisitions and equity method investments (on a cash basis) were as follows for the specified period:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Drilling, completions and non-operated additions to oil and natural gas properties(1)	$580	$580
Infrastructure additions to oil and natural gas properties	25	42
Additions to midstream assets	4	35
Total	$609	$657
(1) See “—Transactions and Recent Developments - Upstream Operations” above for additional detail on wells drilled and turned to production during the three and three months ended March 31, 2024 and 2023.

Financing Activities

During the three months ended March 31, 2024, net cash used in financing activities was primarily attributable to (i) $548 million of dividends paid to stockholders, (ii) $44 million in dividends to non-controlling interest, (iii) $42 million of repurchases as part of the share repurchase programs, (iv) $34 million in cash paid for tax withholdings on vested employee stock awards (v) $33 million of debt issuance costs primarily associated with the Term Loan Agreement and Bridge Facility, and (vi) $25 million paid for the retirement of principal outstanding on certain senior notes. These cash outflows were partially offset by $451 million in proceeds from the public offering of Viper’s Class A common stock and an additional $10 million in borrowings under credit facilities, net of repayments.

During the three months ended March 31, 2023, net cash used in financing activities was primarily attributable to (i) $542 million of dividends paid to stockholders, (iii) $366 million of repurchases as part of the share and unit repurchase programs, and (iv) $34 million in distributions to non-controlling interest. These reductions in cash flow were partially offset by $707 million in borrowings under credit facilities, net of repayments,

Capital Resources

Our working capital requirements are primarily supported by our cash and cash equivalents and available borrowings under our revolving credit facility. We may draw on our revolving credit facility to meet short-term cash requirements, or issue debt or equity securities as part of our longer-term liquidity and capital management program and to finance the pending Endeavor Acquisition. Further, the Term Loans, Bridge Facility and net proceeds from the April 2024 Notes, are also available to finance the cash portion of the pending Endeavor Acquisition. Because of the alternatives available to us, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term capital requirements.

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow and equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future ability to grow proved reserves and production will be highly dependent on the capital resources available to us. Any prolonged volatility in the capital, financial and/or credit markets and/or adverse macroeconomic conditions may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all.

Revolving Credit Facilities and Other Debt Instruments

As of March 31, 2024, our debt, including the debt of Viper, consisted of approximately $6.5 billion in aggregate outstanding principal amount of senior notes, and $273 million in aggregate outstanding borrowings under revolving credit facilities.

As of March 31, 2024, the maximum credit amount available under our credit agreement was $1.6 billion, with no outstanding borrowings and $1.6 billion available for future borrowings. Our credit agreement matures on June 2, 2028, and we may further extend it by one one-year extension pursuant to the terms set forth in the credit agreement. Upon consummation of the Endeavor Acquisition, the maximum credit amount available under our credit agreement will increase to $2.5 billion.

As of March 31, 2024, the maximum credit amount available under the Term Loan Agreement was $1.5 billion, with no outstanding borrowings and $1.5 billion available for future borrowings. Our Term Loan Agreement matures on the anniversary of the Closing Date and the second anniversary of the Closing date for Tranche A and Tranche B, respectively.

As of March 31, 2024, the maximum credit amount available under our Bridge Facility was $6.5 billion, with no outstanding borrowings and $6.5 billion available for future borrowings. The Bridge Facility matures 364 days after it has been drawn on. The Bridge Facility was further reduced on a dollar-for-dollar basis by the $5.5 billion principal amount of the April 2024 Notes, resulting in $1.0 billion currently available for future borrowings.

On April 18, 2024, we issued $5.5 billion in aggregate principal amount of the April 2024 Notes for net proceeds of $5.5 billion, we intend to use the net proceeds to fund a portion of the cash consideration for the pending Endeavor Acquisition.

Viper’s Credit Agreement

The Viper credit agreement, as amended, matures on September 22, 2028 and provides for a revolving credit facility in the maximum credit amount of $2.0 billion, with a borrowing base of $1.3 billion and an elected commitment amount of $850 million, based on Viper LLC’s oil and natural gas reserves and other factors. As of March 31, 2024. the Viper credit agreement had $273 million of outstanding borrowings and $577 million available for future borrowings.

For additional discussion of our outstanding debt as of March 31, 2024, see Note 8—Debt of the condensed notes to the consolidated financial statements and for discussion of the April 2024 Notes see Note 17—Subsequent Events.

Capital Requirements

In addition to future operating expenses and working capital commitments discussed in —Transactions and Recent Developments - Upstream Operations, our primary short and long-term liquidity requirements, excluding those of Viper, consist primarily of (i) capital expenditures, (ii) payments of principal and interest on our revolving credit agreements and senior notes, (iii) payments of other contractual obligations, (iv) cash used to pay for dividends and repurchases of securities, and (v) the cash portion of the consideration for the pending Endeavor Acquisition.

2024 Capital Spending Plan

Our board of directors has approved a 2024 capital budget for drilling, midstream, infrastructure and environmental of approximately $2.30 billion to $2.55 billion, which does not take into account the pending Endeavor Acquisition. We estimate that, of these expenditures, approximately:

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

The amount and timing of our capital expenditures are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. We are currently operating 13 drilling rigs and four completion crews. We will continue monitoring commodity prices and overall market conditions and can adjust our rig cadence and our capital expenditure budget in response to changes in commodity prices and overall market conditions.

Interest on April 2024 Notes

On April 18, 2024, we issued $5.5 billion in aggregate principal amount of the April 2024 Notes, as discussed further in Note 17— Subsequent Events. As a result, we expect to incur additional future cash interest costs on the April 2024 Notes of approximately $152 million in 2024, $607 million cumulatively in the years from 2025 through 2026, $541 million cumulatively in the years from 2027 and 2028, and $4.7 billion cumulatively between 2029 and 2064.

Return of Capital Commitment

Beginning in the first quarter of 2024, our board of directors has approved a return of capital commitment of at least 50% from 75% of free cash flow to our shareholders through repurchases under our share repurchase program, base dividends and variable dividends. The remainder of our free cash flow will be used primarily to reduce debt. On April 25, 2024, our board of directors declared a combined base and variable dividend for the first quarter of 2024 of $1.97 per share of common stock.

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

As of April 26, 2024, we have repurchased 19.3 million shares of our common stock for a total cost of $2.4 billion since the inception of the stock repurchase program, excluding excise tax. We intend to continue to purchase shares under this repurchase program opportunistically with available funds primarily from cash flow from operations and liquidity events such as the sale of assets while maintaining sufficient liquidity to fund our capital expenditure programs, however, the stock repurchase program is at the discretion of our board of directors and can be amended, terminated or suspended at any time. See Note 9—Stockholders' Equity and Earnings (Loss) Per Share of the condensed notes to the consolidated financial statements.

Income Taxes

We expect our cash tax rate to be 15% to 18% of pre-tax income for the year ended December 31, 2024. See Note 11—Income Taxes of the condensed notes to the consolidated financial statements.

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

	March 31, 2024	December 31, 2023
Summarized Balance Sheets:	(In millions)
Assets:
Current assets	$1,583	$1,269
Property and equipment, net	$21,003	$20,780
Other noncurrent assets	$12	$28
Liabilities:
Current liabilities	$1,923	$1,974
Intercompany accounts payable, non-guarantor subsidiary	$2,290	$2,217
Long-term debt	$5,521	$5,544
Other noncurrent liabilities	$2,931	$2,835

Three Months Ended March 31, 2024
Summarized Statement of Operations:	(In millions)
Revenues	$1,744
Income (loss) from operations	$806
Net income (loss)	$541

Critical Accounting Estimates

There have been no changes in our critical accounting estimates from those disclosed in our Annual Report on Form  10-K for the year ended December 31, 2023.

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

At March 31, 2024, we had a net liability derivative position of $37 million, related to our commodity price risk derivatives. Utilizing actual derivative contractual volumes under our commodity price derivatives as of March 31, 2024, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position by $8 million to $45 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability position by $14 million to $23 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument. For additional information on our open commodity derivative instruments at March 31, 2024, see Note 12—Derivatives of the condensed notes to the consolidated financial statements.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are due to the concentration of receivables from the sale of our oil and natural gas production (approximately $734 million at March 31, 2024), and to a lesser extent, receivables resulting from joint interest and other receivables (approximately $119 million at March 31, 2024).

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facilities and changes in the fair value of our fixed rate debt. Outstanding borrowings under the credit agreement bear interest at a per annum rate elected by Diamondback E&P. At March 31, 2024, the applicable margin ranges from 0.125% to 1.000% per annum in the case of the alternate base rate, and from 1.125% to 2.000% per annum in the case of Adjusted Term SOFR, in each case based on the pricing level. The pricing level depends on certain rating agencies’ ratings of our long-term senior unsecured debt. We are obligated to pay a quarterly commitment fee ranging from 0.125% to 0.325% per year on the unused portion of the commitment. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows. For additional information on our variable interest rate debt at March 31, 2024, see Note 8—Debt of the condensed notes to the consolidated financial statements.

Historically, we have at times used interest rates swaps to manage our exposure to (i) interest rate changes on our floating-rate date, and (ii) fair value changes on our fixed rate debt. At March 31, 2024, we have interest rate swap agreements for a notional amount of $1.2 billion to manage the impact of changes to the fair value of our fixed rate senior notes due to changes in market interest rates through December 2029. We pay an average variable rate of interest for these swaps based on three month SOFR plus 2.1865% and receive a fixed interest rate of 3.50% from our counterparties. At March 31, 2024, our receive-fixed, pay-variable interest rate swaps were in a net liability position of $195 million, and the weighted average variable rate was 6.35%. For additional information on our interest rate swaps, see Note 12—Derivatives of the condensed notes to the consolidated financial statements.

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

As of March 31, 2024, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are a party to various routine legal proceedings, disputes and claims arising in the ordinary course of our business, including those that arise from interpretation of federal and state laws and regulations affecting the natural gas and crude oil industry, personal injury claims, title disputes, royalty disputes, contract claims, employment claims, claims alleging violations of antitrust laws, contamination claims relating to oil and natural gas exploration and development and environmental claims, including claims involving assets previously sold to third parties and no longer part of our current operations. While the ultimate outcome of the pending proceedings, disputes or claims and any resulting impact on us, cannot be predicted with certainty, we believe that none of these matters, if ultimately decided adversely, will have a material adverse effect on our financial condition, results of operations or cash flows. See Note 15—Commitments and Contingencies of the condensed notes to the consolidated financial statements.

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

As of the date of this filing, in addition to the factors discussed elsewhere in this report, we continue to be subject to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024 and in subsequent filings we make with the SEC. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common stock repurchase activity for the three months ended March 31, 2024 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)(4)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(3)(4)
	($ In millions, except per share amounts, shares in thousands)
January 1, 2024 - January 31, 2024	203	$149.57	203	$1,603
February 1, 2024 - February 29, 2024	76	$149.31	76	$1,592
March 1, 2024 - March 31, 2024	186	$182.64	—	$1,592
Total	465	$162.76	279
(1)Includes 186,241 shares of common stock repurchased from executives in order to satisfy tax withholding requirements. Such shares are cancelled and retired immediately upon repurchase.
(2)The average price paid per share includes any commissions paid to repurchase stock.
(3)On July 28, 2022, our board of directors approved an increase in our common stock repurchase program from $2.0 billion to $4.0 billion, excluding excise tax. The stock repurchase program has no time limit and may be suspended, modified, or discontinued by the board of directors at any time.
(4)All dollar amounts presented exclude such excise taxes, as applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024.

ITEM 6.    EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of May 15, 2022, by and among Diamondback Energy, Inc., Rattler Midstream GP LLC, Bacchus Merger Sub Company and Rattler Midstream LP (incorporated by reference to Exhibit 2.1 to the Form 8-K, File No. 001-38919, filed by the Company with the SEC on May 16, 2022).

2.2
Agreement and Plan of Merger, dated as of February 11, 2024, by and among the Company, Endeavor, Merger Sub I, Merger Sub II and the Company Representative (for purposes of certain sections set forth therein) (incorporated by reference to Exhibit 2.1 to the Form 8-K, File No 001-35700, filed by the Company with the SEC on February 12, 2024).

2.3
Letter Agreement, amending the Merger Agreement, by and among the Company, Endeavor, Merger Sub I, Merger Sub II and the Company Representative, dated March 18, 2024 (incorporated by reference to Exhibit 2.1 to the Form 8-K, File No 001-35700, filed by the Company with the SEC on March 18, 2024).

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

4.1
Second Supplemental Indenture, dated as of April 18, 2024, between Diamondback Energy, Inc., Diamondback E&P LLC and Computershare Trust Company, National Association, as Trustee (including the form of the Notes (incorporated by reference to Exhibit 4.2 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on April 18, 2024).

4.2
Specimen certificate for shares of common stock, par value $0.01 per share, of the Company (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form S-1, File No. 333-179502, filed by the Company with the SEC on August 20, 2012).

10.1
Term Loan Credit Agreement, dated as of February 29, 2024, by and among the Company, as borrower, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No 001-35700, filed by the Company with the SEC on March 6, 2024).

10.2
Fourteenth Amendment to Second Amended and Restated Credit Agreement, dated as of March 6, 2024, by and among the Company, as borrower, the lenders and other parties party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Form 8-K, File No 001-35700, filed by the Company with the SEC on March 6, 2024).

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statements.

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

DIAMONDBACK ENERGY, INC.

Date:	May 2, 2024	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	May 2, 2024	/s/ Kaes Van’t Hof
Kaes Van’t Hof
Chief Financial Officer
(Principal Financial Officer)