Form 10-Q
period 2024-06-30
Diamondback Energy, Inc.
filed 2024-08-07
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 2, 2024, the registrant had 178,394,452 shares of common stock outstanding.

DIAMONDBACK ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

i

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and natural gas industry terms that are used in this Quarterly Report on Form 10-Q (this “report”):

Argus WTI Houston	Grade of oil that serves as a benchmark price for oil at Houston, Texas.
Argus WTI Midland	Grade of oil that serves as a benchmark price for oil at Midland, Texas.
Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BO/d	One barrel of crude oil per day.
BOE	One barrel of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	BOE per day.
Brent	A major trading classification of light sweet oil that serves as a benchmark price for oil worldwide.
Completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
Henry Hub	Natural gas gathering point that serves as a benchmark price for natural gas futures on the NYMEX.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbl	One thousand barrels of crude oil and other liquid hydrocarbons.
MBOE	One thousand BOE.
MBOE/d	One thousand BOE per day.
Mcf	One thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	One million British Thermal Units.
MMcf	Million cubic feet of natural gas.
Net acres	The sum of the fractional working interest owned in gross acres.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Proved reserves	The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.
Reserves	The estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves are not assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or crude oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development, which may be subject to expiration.
Waha Hub	Natural gas gathering point that serves as a benchmark price for natural gas at western Texas and New Mexico.
Working interest	An operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.
WTI	West Texas Intermediate, a light sweet blend of oil produced from fields in western Texas and is a grade of oil that serves as a benchmark for oil on the NYMEX.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms that are used in this report:

ASU	Accounting Standards Update.
Equity Plan	The Company’s 2021 Amended and Restated Equity Incentive Plan.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board.
GAAP	Accounting principles generally accepted in the United States.
Nasdaq	The Nasdaq Global Select Market.
OPEC	Organization of the Petroleum Exporting Countries.
SEC	United States Securities and Exchange Commission.
Securities Act	The Securities Act of 1933, as amended.
Guaranteed Senior Notes
The outstanding senior notes issued by Diamondback Energy, Inc. under indentures where Diamondback E&P is the sole guarantor, consisting of the 3.250% Senior Notes due 2026, 5.200% Senior Notes due 2027, 3.500% Senior Notes due 2029, 5.150% Senior Notes due 2030, 3.125% Senior Notes due 2031, 6.250% Senior Notes due 2033, 5.400% Senior Notes due 2034, 4.400% Senior Notes due 2051, 4.250% Senior Notes due 2052, 6.250% Senior Notes due 2053, 5.750% Senior Notes due 2054 and 5.900% Senior Notes due 2064.

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
•changes in general economic, business or industry conditions, including changes in foreign currency exchange rates, interest rates and inflation rates, instability in the financial sector;
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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2024	2023
	(In millions, except par values and share data)
Assets
Current assets:
Cash and cash equivalents	$6,908	$582
Restricted cash	3	3
Accounts receivable:
Joint interest and other, net	119	192
Oil and natural gas sales, net ($132 million and $109 million related to Viper)	711	654
Inventories	55	63
Derivative instruments	4	17
Prepaid expenses and other current assets	25	110
Total current assets	7,825	1,621
Property and equipment:
Oil and natural gas properties, full cost method of accounting ($8,131 million and $8,659 million excluded from amortization at June 30, 2024 and December 31, 2023, respectively) ($4,568 million and $4,629 million and $1,581 million and $1,769 million excluded from amortization related to Viper)	43,793	42,430
Other property, equipment and land	666	673
Accumulated depletion, depreciation, amortization and impairment ($962 million and $866 million related to Viper)	(17,360)	(16,429)
Property and equipment, net	27,099	26,674
Equity method investments	542	529
Derivative instruments	15	1
Deferred income taxes, net	32	45
Investment in real estate, net	82	84
Other assets	42	47
Total assets	$35,637	$29,001
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$331	$261
Accrued capital expenditures	446	493
Other accrued liabilities	457	475
Revenues and royalties payable	782	764
Derivative instruments	72	86
Income taxes payable	49	29
Total current liabilities	2,137	2,108
Long-term debt ($998 million and $1,083 million related to Viper)	11,980	6,641
Derivative instruments	134	122
Asset retirement obligations	300	239
Deferred income taxes	2,549	2,449
Other long-term liabilities	10	12
Total liabilities	17,110	11,571
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value; 400,000,000 shares authorized; 178,394,239 and 178,723,871 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	14,267	14,142
Retained earnings (accumulated deficit)	3,187	2,489
Accumulated other comprehensive income (loss)	(8)	(8)
Total Diamondback Energy, Inc. stockholders’ equity	17,448	16,625
Non-controlling interest	1,079	805
Total equity	18,527	17,430
Total liabilities and stockholders' equity	$35,637	$29,001

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except per share amounts, shares in thousands)
Revenues:
Oil sales	$1,998	$1,708	$3,865	$3,362
Natural gas sales	5	48	55	117
Natural gas liquid sales	171	140	355	319
Sales of purchased oil	300	—	416	—
Other operating income	9	23	19	46
Total revenues	2,483	1,919	4,710	3,844
Costs and expenses:
Lease operating expenses	254	200	509	392
Production and ad valorem taxes	141	148	260	303
Gathering, processing and transportation	82	68	159	136
Purchased oil expense	299	—	416	—
Depreciation, depletion, amortization and accretion	483	432	952	835
General and administrative expenses	46	37	92	77
Merger and integration expenses	3	2	15	10
Other operating expenses	19	32	33	66
Total costs and expenses	1,327	919	2,436	1,819
Income (loss) from operations	1,156	1,000	2,274	2,025
Other income (expense):
Interest expense, net	(44)	(49)	(83)	(93)
Other income (expense), net	1	(23)	(2)	28
Gain (loss) on derivative instruments, net	18	(189)	(30)	(282)
Gain (loss) on extinguishment of debt	—	(4)	2	(4)
Income (loss) from equity investments, net	15	16	17	30
Total other income (expense), net	(10)	(249)	(96)	(321)
Income (loss) before income taxes	1,146	751	2,178	1,704
Provision for (benefit from) income taxes	252	165	475	372
Net income (loss)	894	586	1,703	1,332
Net income (loss) attributable to non-controlling interest	57	30	98	64
Net income (loss) attributable to Diamondback Energy, Inc.	$837	$556	$1,605	$1,268

Earnings (loss) per common share:
Basic	$4.66	$3.05	$8.93	$6.95
Diluted	$4.66	$3.05	$8.93	$6.95
Weighted average common shares outstanding:
Basic	178,360	180,373	178,418	181,176
Diluted	178,360	180,373	178,418	181,176

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares	Amount
	($ in millions, shares in thousands)
Balance December 31, 2023	178,724	$2	$14,142	$2,489	$(8)	$805	$17,430
Distribution equivalent rights payments	—	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	21	—	—	—	21
Cash paid for tax withholding on vested equity awards	(187)	—	(34)	—	—	—	(34)
Repurchased shares under buyback program	(279)	—	(42)	—	—	—	(42)
Proceeds from partial sale of investment in Viper Energy, Inc.	—	—	219	—	—	197	416
Dividends to non-controlling interest	—	—	—	—	—	(44)	(44)
Dividends paid	—	—	—	(548)	—	—	(548)
Issuance of shares upon vesting of equity awards	82	—	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	(55)	—	—	70	15
Net income (loss)	—	—	—	768	—	41	809
Balance March 31, 2024	178,340	2	14,251	2,705	(8)	1,069	18,019
Viper equity-based compensation	—	—	—	—	—	1	1
Distribution equivalent rights payments	—	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	25	—	—	—	25
Cash paid for tax withholding on vested equity awards	(16)	—	(3)	—	—	—	(3)
Dividends to non-controlling interest	—	—	—	—	—	(54)	(54)
Dividends paid	—	—	—	(352)	—	—	(352)
Issuance of shares upon vesting of equity awards	70	—	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	(6)	—	—	6	—
Net income (loss)	—	—	—	837	—	57	894
Balance June 30, 2024	178,394	$2	$14,267	$3,187	$(8)	$1,079	$18,527

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(In millions)
Cash flows from operating activities:
Net income (loss)	$1,703	$1,332
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (benefit from) deferred income taxes	129	175
Depreciation, depletion, amortization and accretion	952	835
(Gain) loss on extinguishment of debt	(2)	4
(Gain) loss on derivative instruments, net	30	282
Cash received (paid) on settlement of derivative instruments	(32)	(38)
(Income) loss from equity investment, net	(17)	(30)
Equity-based compensation expense	33	27
Other	57	(26)
Changes in operating assets and liabilities:
Accounts receivable	(45)	38
Income tax receivable	12	164
Prepaid expenses and other current assets	89	13
Accounts payable and accrued liabilities	(95)	74
Income taxes payable	(15)	(19)
Revenues and royalties payable	14	86
Other	50	21
Net cash provided by (used in) operating activities	2,863	2,938
Cash flows from investing activities:
Drilling, completions and infrastructure additions to oil and natural gas properties	(1,241)	(1,303)
Additions to midstream assets	(5)	(65)
Property acquisitions	(203)	(1,025)
Proceeds from sale of assets	252	532
Other	(3)	(13)
Net cash provided by (used in) investing activities	(1,200)	(1,874)
Cash flows from financing activities:
Proceeds from borrowings under credit facilities	174	3,451
Repayments under credit facilities	(260)	(3,036)
Proceeds from senior notes	5,500	—
Repayment of senior notes	(25)	(134)
Repurchased shares under buyback program	(42)	(653)
Repurchased shares/units under Viper's buyback program	—	(57)
Proceeds from partial sale of investment in Viper Energy, Inc.	451	—
Dividends paid to stockholders	(900)	(692)
Dividends/distributions to non-controlling interest	(98)	(59)
Other	(137)	(27)
Net cash provided by (used in) financing activities	4,663	(1,207)
Net increase (decrease) in cash and cash equivalents	6,326	(143)
Cash, cash equivalents and restricted cash at beginning of period	585	164
Cash, cash equivalents and restricted cash at end of period	$6,911	$21

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

As of June 30, 2024, the wholly owned subsidiaries of Diamondback include Diamondback E&P LLC (“Diamondback E&P”), a Delaware limited liability company, Rattler Midstream GP LLC, a Delaware limited liability company, Rattler Midstream LP, a Delaware limited partnership and QEP Resources, Inc., a Delaware corporation.

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

On October 31, 2023, pursuant to a common unit purchase and sale agreement entered into on September 4, 2023, Viper issued approximately 7.22 million of its common units, which were converted to shares of Viper Class A common stock at the time of the Viper Conversion, to the Company at a price of $27.72 per unit for total consideration to Viper of approximately $200 million. On March 5, 2024, the Company exercised certain of its demand rights, pursuant to a registration rights agreement initially entered into on June 23, 2014, as amended and restated on May 9, 2018 and November 10, 2023, and on March 8, 2024, completed a public offering of approximately 13.23 million of Viper’s Class A common stock at a price of $35.00 per share for proceeds, net of underwriters’ discount, of approximately $451 million. After this offering, the Company owned less than 50% of Viper’s combined outstanding Class A common stock and Class B common stock, resulting in Viper no longer being a controlled company under the Nasdaq rules. However, the Company determined that it still controls the activities of Viper in accordance with the guidance for variable interest entities in Accounting Standards Codification Topic 810— “Consolidation” (“ASC 810”) and therefore continues to consolidate Viper in the Company’s financial statements at June 30, 2024. See further discussion of the Company’s determination that Viper is a variable interest entity (“VIE”) in Note 2—Summary of Significant Accounting Policies. The results of operations attributable to the non-controlling interest in Viper are presented within equity and net income and are shown separately from the equity and net income attributable to the Company. As of June 30, 2024, the Company owned approximately 48% of Viper’s combined outstanding Class A common stock and Class B common stock.

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

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, the war in Ukraine and the Israel-Hamas war, higher interest rates, global supply chain disruptions, recent measures to combat persistent inflation and instability in the financial sector have contributed to recent economic and pricing volatility. The financial results of companies in the oil and natural gas industry have been impacted materially as a result of these events and changing market conditions. Such circumstances generally increase uncertainty in the Company’s accounting estimates, particularly those involving financial forecasts.

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

Variable Interest Entity

Viper is a publicly traded corporation formed by the Company in 2014 to provide an attractive return to its stockholders (the largest of which is Diamondback) by focusing on business results, maximizing dividends through organic growth and pursuing accretive growth opportunities through acquisitions of mineral, royalty, overriding royalty, net profits and similar interests from the Company and from third parties. Viper has no employees and the Company provides management, operating and administrative services to Viper under a services and secondment agreement, including the services of the executive officers and other employees.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Recent Accounting Pronouncements

Recently Adopted Pronouncements

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842) – Common Control Arrangements.” This update (i) requires all lessees that are a party to a lease between entities under common control in which there are leasehold improvements to record amortization over the useful life of the leasehold improvements to the common control group, regardless of the lease term, and (ii) requires leasehold improvements to be accounted for as a transfer between entities under common control through an adjustment to equity if, and when, the lessee no longer controls the use of the underlying asset. The Company adopted this update effective January 1, 2024 by electing to apply the guidance in ASU 2023-01 prospectively to all new leasehold improvements recognized on or after January 1, 2024. As such, the adoption of this update did not have a material impact on the Company’s financial position, results of operations or liquidity.

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

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from Contracts with Customers

The following tables present the Company’s revenue from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Oil sales	$1,998	$1,708	$3,865	$3,362
Natural gas sales	5	48	55	117
Natural gas liquid sales	171	140	355	319
Total oil, natural gas and natural gas liquid revenues	2,174	1,896	4,275	3,798
Sales of purchased oil	300	—	416	—
Midstream and marketing services	7	22	15	43
Total revenue from contracts with customers	$2,481	$1,918	$4,706	$3,841

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The following tables present the Company’s revenue from oil, natural gas, and natural gas liquids disaggregated by basin:

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$1,659	$338	$1	$1,998	$1,322	$384	$2	$1,708
Natural gas sales	2	3	—	5	31	17	—	48
Natural gas liquid sales	128	42	1	171	93	47	—	140
Total	$1,789	$383	$2	$2,174	$1,446	$448	$2	$1,896

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$3,162	$698	$5	$3,865	$2,617	$742	$3	$3,362
Natural gas sales	36	18	1	55	79	38	—	117
Natural gas liquid sales	265	89	1	355	225	94	—	319
Total	$3,463	$805	$7	$4,275	$2,921	$874	$3	$3,798

4.    ACQUISITIONS AND DIVESTITURES

2024 Activity

See Note 16—Endeavor Energy Resources, LP Acquisition for details on the previously announced plan of merger. The Company had no other material acquisition or divestiture activity during the six months ended June 30, 2024.

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

Lario Acquisition

On January 31, 2023, the Company closed on its acquisition of all leasehold interests and related assets of Lario Permian, LLC, a wholly owned subsidiary of Lario Oil and Gas Company, and certain associated sellers (collectively “Lario”). The acquisition included approximately 25,000 gross (16,000 net) acres in the Midland Basin and certain related oil and gas assets (the “Lario Acquisition”), in exchange for 4.33 million shares of the Company’s common stock and $814 million in cash, including certain customary post-closing adjustments. Approximately $113 million of the cash consideration was deposited in an indemnity holdback escrow account at closing to be distributed upon satisfactory settlement of any potential title defects on the acquired properties. The Company released the full amount of the indemnity holdback to Lario during the first quarter of 2024. The cash portion of the consideration for the Lario Acquisition was funded through a combination of cash on hand, a

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
portion of the net proceeds from the Company’s offering of 6.250% Senior Notes due 2053 and borrowings under the Company’s revolving credit facility.

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

Divestitures

Divestiture of Deep Blue Water Assets and Deep Blue Formation

On September 1, 2023, the Company closed on a joint venture agreement with Five Point Energy LLC (“Five Point”) to form Deep Blue Midland Basin LLC (“Deep Blue”). At closing, the Company contributed certain treated water, fresh water and saltwater disposal assets (the “Deep Blue Water Assets”) with a net carrying value of $702 million, including certain post-closing adjustments, and Five Point contributed $251 million in cash to Deep Blue. In exchange for these contributions, Deep

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Blue issued the Company a one-time cash distribution of approximately $516 million and issued to the Company a 30% equity ownership and voting interest, and issued to Five Point a 70% equity ownership and voting interest.

Additionally, under a separate agreement with Deep Blue, the Company continued to operate the Deep Blue Water Assets on a short-term basis. Five Point agreed to pay the Company approximately $47 million upon the successful transfer of operations to Deep Blue and the Company recorded approximately $43 million as a contingent consideration receivable on the closing date based on the assessed probability of earning the additional consideration. Upon the successful transfer of operations in June 2024, the Company received the full contingent consideration amount of $47 million.

The Company recorded its 30% equity interest in Deep Blue at fair value based on the cash consideration contributed by Five Point to Deep Blue in exchange for its 70% equity ownership and the estimated fair value of contingent consideration to be contributed by Five Point in future years. The Company’s equity method investment in Deep Blue had an initial fair value of $126 million. The Company’s proportionate share of the income or loss from Deep Blue will be recognized on a two-month lag. The Company has recognized an aggregate $13 million loss on the sale of its Deep Blue Water Assets, of which approximately $1 million was recognized during the six months ended June 30, 2024. The loss on the sale of Deep Blue Water Assets is included in the caption “Other operating expenses” in the condensed consolidated statement of operations. The majority of measurements utilized to determine the fair value amounts reported above relating to this transaction are based on inputs that are not observable in the market and are therefore considered Level 3 inputs in the fair value hierarchy.

The Company and Five Point currently anticipate collectively contributing $500 million in follow-on capital to fund future growth projects and acquisitions.

As part of the transaction, the Company also entered into a 15-year dedication with Deep Blue for its produced water and supply water within a 12-county area of mutual interest in the Midland Basin. See Note 7—Related Party Transactions for further discussion of transactions with Deep Blue.

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

Gray Oak Divestiture

On January 9, 2023, the Company divested its 10% non-operating equity investment in Gray Oak Pipeline, LLC (“Gray Oak”) for $172 million in net cash proceeds and recorded a gain on the sale of equity method investments of approximately $53 million, which is included in the caption “Other income (expense), net” on the condensed consolidated statement of operations for the three and six months ended June 30, 2023.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
5.    PROPERTY AND EQUIPMENT

Property and equipment includes the following as of the dates indicated:

	June 30,	December 31,
	2024	2023
	(In millions)
Oil and natural gas properties:
Subject to depletion	$35,662	$33,771
Not subject to depletion	8,131	8,659
Gross oil and natural gas properties	43,793	42,430
Accumulated depletion	(9,247)	(8,333)
Accumulated impairment	(7,954)	(7,954)
Oil and natural gas properties, net	26,592	26,143
Other property, equipment and land	666	673
Accumulated depreciation, amortization, accretion and impairment	(159)	(142)
Total property and equipment, net	$27,099	$26,674

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter which determines a limit, or ceiling, on the book value of proved oil and natural gas properties. No impairment expense was recorded for the three and six months ended June 30, 2024 or 2023 based on the results of the respective quarterly ceiling tests.

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

6.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligations liability for the following periods:

	Six Months Ended June 30,
	2024	2023
	(In millions)
Asset retirement obligations, beginning of period	$245	$347
Additional liabilities incurred	2	12
Liabilities acquired	1	3
Liabilities settled and divested	(16)	(42)
Accretion expense	8	14
Revisions in estimated liabilities	71	(43)
Asset retirement obligations, end of period	311	291
Less current portion(1)	11	5
Asset retirement obligations - long-term	$300	$286
(1) The current portion of the asset retirement obligation is included in the caption “Other accrued liabilities” in the Company’s condensed consolidated balance sheets.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
7.    RELATED PARTY TRANSACTIONS

Deep Blue

In addition to the Deep Blue transaction discussed in Note 4—Acquisitions and Divestitures, the Company has other significant related party transactions with Deep Blue which include (i) certain accounts receivable from Deep Blue, (ii) accrued capital expenditures and other accrued payables related to a commitment to fund certain capital expenditures on projects that were in process at the time of the Deep Blue transaction, and (iii) lease operating expenses and capitalized expenses related to fees paid to Deep Blue under a 15-year dedication for its produced water and supply water within a 12-county area of mutual interest in the Midland Basin.

The following table presents the significant related party balances included in the condensed consolidated balance sheet at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
	(In millions)
Current assets - Accounts receivable	$6	$61
Current liabilities - Accrued capital expenditures	$(20)	$(21)
Current liabilities - Other accrued liabilities	$(19)	$(18)

During the three and six months ended June 30, 2024, the Company recorded approximately $29 million and $60 million, respectively, for water services provided by Deep Blue during the completion phase of wells. These costs were capitalized and are included in the caption “Oil and natural gas properties” on the condensed consolidated balance sheet.

The following table presents the significant related party transactions included in the condensed consolidated statement of operations for the three and six months ended June 30, 2024 and 2023:

	Three months ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Lease operating expenses	$28	$—	$54	$—

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
8.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	June 30,	December 31,
	2024	2023
	(In millions)
3.250% Senior Notes due 2026	$750	$750
5.625% Senior Notes due 2026	14	14
5.200% Senior Notes due 2027	850	—
7.125% Medium-term Notes, Series B, due 2028	73	73
3.500% Senior Notes due 2029	915	921
5.150% Senior Notes due 2030	850	—
3.125% Senior Notes due 2031	767	789
6.250% Senior Notes due 2033	1,100	1,100
5.400% Senior Notes due 2034	1,300	—
4.400% Senior Notes due 2051	650	650
4.250% Senior Notes due 2052	750	750
6.250% Senior Notes due 2053	650	650
5.750% Senior Notes due 2054	1,500	—
5.900% Senior Notes due 2064	1,000	—
Unamortized debt issuance costs	(94)	(46)
Unamortized discount costs	(27)	(23)
Unamortized premium costs	3	4
Unamortized basis adjustment of dedesignated interest rate swap agreements(1)	(78)	(84)
Viper revolving credit facility	177	263
Viper 5.375% Senior Notes due 2027	430	430
Viper 7.375% Senior Notes due 2031	400	400
Total long-term debt	$11,980	$6,641
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

Credit Agreement

On March 6, 2024, Diamondback E&P, as borrower, and Diamondback Energy, Inc., as parent guarantor, entered into a fourteenth amendment to the existing credit agreement, which upon consummation of the pending Endeavor Acquisition (as defined in Note 16—Endeavor Energy Resources, LP Acquisition) will among other things, (i) increase the maximum credit amount from $1.6 billion to $2.5 billion, (ii) decrease the swingline commitments amount from $100 million to $50 million and (iii) make certain amendments to the representations and warranties, affirmative and negative covenants, and events of default. As of June 30, 2024, the Company had no outstanding borrowings under the credit agreement and $1.6 billion available for future borrowings. During the three and six months ended June 30, 2023, the weighted average interest rate on borrowings under the credit agreement was 6.37% and 6.23%, respectively. The credit agreement matures on June 2, 2028.

As of June 30, 2024, the Company was in compliance with all financial maintenance covenants under the credit agreement.

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

The Term Loan Agreement provides the Company with the ability to borrow up to $1.5 billion, which is comprised of $1 billion of Tranche A Loans and $500 million of Tranche B Loans (collectively, the “Term Loans”) on an unsecured basis to pay a portion of the cash consideration for the pending Endeavor Acquisition (as defined in Note 16—Endeavor Energy Resources, LP Acquisition), repay certain debt of Endeavor or pay fees, costs and expenses related to the acquisition. As of June 30, 2024, the Company had no outstanding borrowings under the Term Loan Agreement and $1.5 billion available for future borrowings.

The availability of the Term Loans, which have not yet been funded, is subject to the satisfaction of certain limited customary acquisition-financing conditions under the Term Loan Agreement. The Term Loans will be made in a single borrowing on the date of closing of the pending Endeavor Acquisition (as defined in Note 16—Endeavor Energy Resources, LP Acquisition) (the “Closing Date”) and will mature and be payable in full, in the case of the Tranche A Loans, on the first anniversary of the Closing Date and, in the case of the Tranche B Loans, on the second anniversary of the Closing Date.

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

Bridge Facility

On February 11, 2024, in connection with the pending Endeavor Acquisition (as defined in Note 16—Endeavor Energy Resources, LP Acquisition), Diamondback Energy, Inc., as guarantor, obtained commitments of $8.0 billion to a 364-day senior unsecured term loan facility with Diamondback E&P LLC, as borrower, and Citigroup Global Markets Inc., as administrative agent (the “Bridge Facility”). The Bridge Facility was reduced on a dollar-for-dollar basis by the amount of the Term Loan Agreement to $6.5 billion on February 29, 2024 and was further reduced on a dollar-for-dollar basis by the amount of the April 2024 Notes (as defined below) to $1.0 billion. The undrawn Bridge Facility was terminated on June 4, 2024. The Company recorded additional interest expense of $19 million and $28 million during the three and six months ended June 30, 2024, respectively, related to the amortization and write-off of debt issuance costs incurred for the Bridge Facility.

Issuance of Notes

On April 18, 2024, the Company issued an aggregate of $5.5 billion in senior notes, consisting of (i) $850 million aggregate principal amount of 5.200% Senior Notes due April 18, 2027 (the “2027 Notes”), (ii) $850 million aggregate principal amount of 5.150% Senior Notes due January 30, 2030 (the “2030 Notes”), (iii) $1.3 billion aggregate principal amount of 5.400% Senior Notes due April 18, 2034 (the “2034 Notes”), (iv) $1.5 billion aggregate principal amount of 5.750% Senior Notes due April 18, 2054 (the “2054 Notes”), and (v) $1.0 billion aggregate principal amount of 5.900% Senior Notes due April 18, 2064 (the “2064 Notes” and together with the 2027 Notes, the 2030 Notes the 2034 Notes and the 2054 Notes, the “April 2024 Notes”). The Company received net proceeds of $5.5 billion, including discounts and underwriter fees. Interest on the 2030 Notes is payable semi-annually on January 30 and July 30 of each year, beginning on July 30, 2024. Interest on each other series of notes will be payable semi-annually on April 18 and October 18 of each year, beginning on October 18, 2024. The Company intends to use the net proceeds to fund a portion of the cash consideration for the pending Endeavor Acquisition.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Retirement of Notes

In the first quarter of 2024, the Company opportunistically repurchased principal amounts of $22 million of its 3.125% Senior Notes due 2031 and $6 million of its 3.500% Senior Notes due 2029 for total cash consideration, including accrued interest paid of $25 million. These repurchases resulted in an immaterial gain on extinguishment of debt during the six months ended June 30, 2024.

Viper’s Credit Agreement

Viper LLC’s credit agreement, as amended to date, provides for a revolving credit facility in the maximum credit amount of $2.0 billion with a borrowing base of $1.3 billion based on Viper LLC’s oil and natural gas reserves and other factors. As of June 30, 2024, the elected commitment amount was $850 million, with $177 million of outstanding borrowings and $673 million available for future borrowings. During the three and six months ended June 30, 2024 and 2023, the weighted average interest rates on borrowings under the Viper credit agreement were 7.63%, 7.52%, 7.53% and 7.24%, respectively. As of June 30, 2024, Viper LLC was in compliance with all financial maintenance covenants under the Viper credit agreement. The revolving credit facility will mature on September 22, 2028.

9.    STOCKHOLDERS’ EQUITY AND EARNINGS (LOSS) PER SHARE

Stock Repurchase Program

The Company’s board of directors has approved a common stock repurchase program to acquire up to $4.0 billion of the Company’s outstanding common stock, excluding excise tax. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and are subject to market conditions, applicable regulatory and legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the three months ended June 30, 2024, the Company had no repurchases of common stock under the repurchase program. During the six months ended June 30, 2024 and the three and six months ended June 30, 2023, the Company repurchased, excluding excise tax, approximately $42 million, $321 million and $653 million of common stock under this repurchase program, respectively. As of June 30, 2024, approximately $1.6 billion remained available for use to repurchase shares under the Company’s common stock repurchase program, excluding excise tax.

Change in Ownership of Consolidated Subsidiaries

Non-controlling interests in the accompanying condensed consolidated financial statements represent minority interest ownership in Viper and are presented as a component of equity. When the Company’s relative ownership interests in Viper change, adjustments to non-controlling interest and additional paid-in-capital, tax effected, will occur.

The following table summarizes changes in the ownership interest in consolidated subsidiaries during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Net income (loss) attributable to the Company	$837	$556	$1,605	$1,268
Change in ownership of consolidated subsidiaries	(6)	(15)	(61)	(24)
Change from net income (loss) attributable to the Company's stockholders and transfers with non-controlling interest	$831	$541	$1,544	$1,244

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Dividends

The following table presents dividends and distribution equivalent rights paid on the Company’s common stock during the respective periods:

	Base	Variable	Total Per Share	Total
	(In millions, except per share amounts)
2024
First quarter	$0.90	$2.18	$3.08	$552
Second quarter	0.90	1.07	1.97	355
Total year-to-date	$1.80	$3.25	$5.05	$907

2023
First quarter	$0.80	$2.15	$2.95	$546
Second quarter	0.80	0.03	0.83	151
Total year-to-date	$1.60	$2.18	$3.78	$697

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

A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except per share amounts, shares in thousands)
Net income (loss) attributable to common shares	$837	$556	$1,605	$1,268
Less: distributed and undistributed earnings allocated to participating securities(1)	6	5	11	9
Net income (loss) attributable to common stockholders	$831	$551	$1,594	$1,259
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	178,360	180,373	178,418	181,176
Effect of dilutive securities:
Weighted-average potential common shares issuable	—	—	—	—
Diluted weighted average common shares outstanding	178,360	180,373	178,418	181,176
Basic net income (loss) attributable to common shares	$4.66	$3.05	$8.93	$6.95
Diluted net income (loss) attributable to common shares	$4.66	$3.05	$8.93	$6.95
(1)    Unvested restricted stock awards and performance stock awards that contain non-forfeitable distribution equivalent rights are considered participating securities and therefore are included in the earnings per share calculation pursuant to the two-class method.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
10.    EQUITY-BASED COMPENSATION

Under the Equity Plan approved by the board of directors, the Company is authorized to issue up to 11.8 million shares of incentive and non-statutory stock options, restricted stock awards and restricted stock units, performance awards and stock appreciation rights to eligible employees. The Company currently has outstanding restricted stock units and performance-based restricted stock units under the Equity Plan. At June 30, 2024, approximately 4.7 million shares of common stock remain available for future grants under the Equity Plan. The Company classifies its restricted stock units and performance-based restricted stock units as equity-based awards and estimates the fair values of restricted stock awards and units as the closing price of the Company’s common stock on the grant date of the award, which is expensed over the applicable vesting period.

In addition to the Equity Plan, Viper maintains its own long-term incentive plan, which is not significant to the Company.

The following table presents the financial statement impacts of equity compensation plans and related costs on the Company’s financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
General and administrative expenses	$19	$16	$33	$27
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	$7	$6	$14	$11

Restricted Stock Units

The following table presents the Company’s restricted stock unit activity during the six months ended June 30, 2024 under the Equity Plan:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2023	751,196	$132.29
Granted	317,818	$180.69
Vested	(153,045)	$145.12
Forfeited	(20,368)	$147.24
Unvested at June 30, 2024	895,601	$146.93

The aggregate grant date fair value of restricted stock units that vested during the six months ended June 30, 2024 was $22 million. As of June 30, 2024, the Company’s unrecognized compensation cost related to unvested restricted stock units was $98 million, which is expected to be recognized over a weighted-average period of 2.1 years.

Performance Based Restricted Stock Units

The following table presents the Company’s performance restricted stock units activity under the Equity Plan for the six months ended June 30, 2024:

	Performance Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2023	278,056	$234.80
Granted	110,989	$341.38
Unvested at June 30, 2024(1)	389,045	$265.21
(1)A maximum of 923,176 units could be awarded based upon the Company’s final TSR ranking.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

As of June 30, 2024, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $57 million, which is expected to be recognized over a weighted-average period of 1.8 years.

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

The following table presents a summary of the grant-date fair values of performance restricted stock units granted and the related assumptions for the awards granted during the periods presented:

March 2024
Grant-date fair value	$341.38
Risk-free rate	4.38%
Company volatility	41.40%

11.    INCOME TAXES

The following table provides the Company’s provision for (benefit from) income taxes and the effective income tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except for tax rate)
Provision for (benefit from) income taxes	$252	$165	$475	$372
Effective income tax rate	22.0%	22.0%	21.8%	21.8%

Total income tax expense from continuing operations for the three and six months ended June 30, 2024 and 2023 differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income primarily due to (i) state income taxes, net of federal benefit, and (ii) the impact of permanent differences between book and taxable income.

As of June 30, 2024, Viper maintained a partial valuation allowance against its deferred tax assets, based on its assessment of all available evidence, both positive and negative, supporting realizability of Viper’s deferred tax assets.

In connection with the Company’s public offering of Viper’s Class A common stock and resulting change of ownership in Viper in March 2024, the Company recorded a $36 million increase in tax payable and a $3 million increase in deferred tax liability through paid in capital and an $18 million increase in the deferred tax asset, net of valuation allowance, through non-controlling interest on the Company’s condensed consolidated balance sheet.

Based on application of the Inflation Reduction Act of 2022 guidance, the Company’s income tax expense for the three and six months ended June 30, 2024 was not impacted by the corporate alternative minimum tax.

The Company has not incurred any excise tax on its share repurchases, net of share issuances, during the three and six months ended June 30, 2024.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
12.    DERIVATIVES

At June 30, 2024, the Company has commodity derivative contracts and interest rate swaps outstanding. All derivative financial instruments are recorded at fair value.

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

As of June 30, 2024, the Company had the following outstanding commodity derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Collars
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Weighted Average Differential	Weighted Average Floor Price	Weighted Average Ceiling Price
OIL
Jul. - Dec.	2024	Basis Swap(1)	12,000	Argus WTI Midland	$1.19	$—	$—
Jul. - Dec.	2024	Roll Swap	40,000	WTI Cushing	$0.82	$—	$—
Jul. - Dec.	2024	Costless Collar	4,000	WTI Cushing	$—	$55.00	$93.66
Jan. - Dec.	2025	Basis Swap(1)	10,000	Argus WTI Midland	$1.22	$—	$—
NATURAL GAS
Jul. - Dec.	2024	Costless Collar	290,000	Henry Hub	$—	$2.83	$7.52
Jul. - Dec.	2024	Basis Swap(1)	380,000	Waha Hub	$(1.18)	$—	$—
Jan. - Dec.	2025	Basis Swap(1)	480,000	Waha Hub	$(0.76)	$—	$—
Jan. - Dec.	2025	Costless Collar	490,000	Henry Hub	$—	$2.50	$5.57
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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Strike Price	Deferred Premium
OIL
Jul. - Sep.	2024	Put	80,000	Brent	$55.25	$1.55
Jul. - Sep.	2024	Put	28,000	Argus WTI Houston	$56.07	$1.58
Jul. - Sep.	2024	Put	59,000	WTI Cushing	$57.97	$1.57
Oct. - Dec.	2024	Put	57,000	Brent	$56.32	$1.55
Oct. - Dec.	2024	Put	26,000	Argus WTI Houston	$58.46	$1.65
Oct. - Dec.	2024	Put	83,000	WTI Cushing	$58.43	$1.66
Jan. - Mar.	2025	Put	21,000	Brent	$60.00	$1.46
Jan. - Mar.	2025	Put	14,000	Argus WTI Houston	$60.00	$1.63
Jan. - Mar.	2025	Put	67,000	WTI Cushing	$58.36	$1.67
Apr. - Jul.	2025	Put	4,000	Brent	$60.00	$1.59
Apr. - Jul.	2025	Put	2,000	Argus WTI Houston	$60.00	$1.36
Apr. - Jul.	2025	Put	34,000	WTI Cushing	$57.35	$1.66

Interest Rate Swaps and Treasury Locks

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

Treasury Locks

During the second quarter of 2024, the Company entered into certain treasury lock contracts to reduce the forecasted interest rate risk associated with the issuance of the April 2024 Notes. The treasury locks were terminated and settled upon issuance of the April 2024 Notes with a loss of $25 million recognized in the caption “Gain (loss) on derivative instruments, net” on the condensed consolidated income statement for the three and six months ended June 30, 2024.

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
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments not designated as hedging instruments included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Gain (loss) on derivative instruments, net:
Commodity contracts	$54	$(152)	$38	$(261)
Interest rate swaps	(11)	(37)	(43)	(21)
Treasury locks	(25)	—	(25)	—
Total	$18	$(189)	$(30)	$(282)

Net cash received (paid) on settlements:
Commodity contracts	$24	$(17)	$20	$(16)
Interest rate swaps	(27)	(22)	(27)	(22)
Treasury locks	(25)	—	(25)	—
Total	$(28)	$(39)	$(32)	$(38)

13.    FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As discussed in Note 13—Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, certain financial instruments of the Company are reported at fair value on the Company’s condensed consolidated balance sheets. The net amounts of derivative instruments are classified as current or noncurrent based on their anticipated settlement dates. The Company has an immaterial investment that is reported at fair value using observable, quoted stock prices and is included in “Other assets” on the Company’s condensed consolidated balance sheets at June 30, 2024 and December 31, 2023.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The following table provides the fair value of financial instruments that are recorded at fair value in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Derivative instruments:
Commodity derivative instruments	$—	$84	$—	$84	$(80)	$4
Non-current assets- Derivative instruments:
Commodity derivative instruments	$—	$33	$—	$33	$(18)	$15
Non-current assets- Other assets:
Investment	$8	$—	$—	$8	$—	$8
Liabilities:
Current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$104	$—	$104	$(80)	$24
Interest rate swaps	$—	$48	$—	$48	$—	$48
Non-current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$20	$—	$20	$(18)	$2
Interest rate swaps	$—	$132	$—	$132	$—	$132

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Derivative instruments:
Commodity derivative instruments	$—	$88	$—	$88	$(71)	$17
Non-current assets- Derivative instruments:
Commodity derivative instruments	$—	$8	$—	$8	$(7)	$1
Non-current assets- Other assets:
Investment	$5	$—	$—	$5	$—	$5
Liabilities:
Current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$111	$—	$111	$(71)	$40
Interest rate swaps	$—	$46	$—	$46	$—	$46
Non-current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$12	$—	$12	$(7)	$5
Interest rate swaps	$—	$117	$—	$117	$—	$117

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	June 30, 2024		December 31, 2023
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
(In millions)
Debt	$11,980	$11,664	$6,641	$6,507

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

14.    SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
	(In millions)
Supplemental disclosure of cash flow information:
Cash (paid) received for income taxes, net	$(260)	$(54)
Supplemental disclosure of non-cash transactions:
Accrued capital expenditures included in accounts payable and accrued expenses	$659	$686
Common stock issued for acquisitions	$—	$633

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

Several coastal Louisiana parishes and the State of Louisiana have filed numerous lawsuits under Louisiana’s State and Local Coastal Resources Management Act (“SLCRMA”) against numerous oil and gas producers seeking damages for coastal erosion in or near oil fields located within Louisiana’s coastal zone. The Company is a defendant in three of these cases, and Plaintiffs’ claims against the Company relate to the prior operations of entities previously acquired by Energen Corporation. The Company has exercised contractual indemnification rights where applicable. Plaintiffs’ SLCRMA theories are unprecedented, and there remains significant uncertainty about the claims (both as to scope and damages). Although the Company cannot predict the ultimate outcome of these matters, the Company believes the claims lack merit and intends to continue vigorously defending these lawsuits.

16.    ENDEAVOR ENERGY RESOURCES, LP ACQUISITION

On February 11, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Eclipse Merger Sub I, LLC, Eclipse Merger Sub II, LLC, Endeavor Manager, LLC (solely or purposes of certain sections set forth therein), and Endeavor Parent, LLC (“Endeavor”), to acquire Endeavor (the “Endeavor Acquisition”) for consideration consisting of a base cash amount of $8.0 billion, subject to adjustments under the terms of the Merger Agreement, and approximately 117.27 million shares of the Company’s common stock. The pending Endeavor Acquisition is expected to close in the third or fourth quarter of 2024, subject to regulatory approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the satisfaction or waiver of certain other customary closing conditions. In a special meeting held on April 26, 2024, the Company’s stockholders approved the issuance of the Company’s common stock to Endeavor as consideration for the Endeavor Acquisition.

As a result of the Endeavor Acquisition, equityholders of Endeavor are expected to hold, at closing, approximately 39.5% of the outstanding Company common stock. If the Merger Agreement is terminated under certain circumstances, the Company may be required to pay a termination fee of $1.4 billion, including if the Merger Agreement is terminated because the Company’s board of directors has changed its recommendation in respect of the stockholder proposal relating to approval of the issuance of the Company common stock in the Endeavor Acquisition.

17.    SUBSEQUENT EVENTS

Second Quarter 2024 Dividend Declaration

On August 1, 2024, the board of directors of the Company declared a cash dividend for the second quarter of 2024 of $2.34 per share of common stock, payable on August 22, 2024 to its stockholders of record at the close of business on August 15, 2024. The dividend consists of a base quarterly dividend of $0.90 per share of common stock and a variable quarterly dividend of $1.44 per share of common stock. Future base and variable dividends are at the discretion of the board of directors of the Company.

WTG Midstream Transaction

The Company owns a 25% non-operating equity investment in Remuda Midstream Holdings LLC, referred to as the WTG joint venture. On July 15, 2024, the WTG joint venture sold its WTG Midstream LLC subsidiary (the “WTG Midstream transaction”), for which the Company received as its portion of the consideration 10.1 million common units issued by Energy Transfer LP (NYSE: ET) and $190 million in cash, subject to customary post-close adjustments. Of the 10.1 million common units received, approximately 4.1 million is held in escrow pursuant to a separate escrow agreement. The Company is currently evaluating the financial impact that this transaction will have on its operating results for the third quarter of 2024. The Company intends to use its net proceeds from the WTG Midstream transaction to reduce debt associated with the pending Endeavor Acquisition.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
18.    SEGMENT INFORMATION

As of June 30, 2024, the Company has one reportable segment, the upstream segment, which is engaged in the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves primarily in the Permian Basin in West Texas. Other operations are included in the “All Other” category in the table below. The sources of the revenue included in the “All Other” category include midstream gathering, compression, water handling, disposal and treatment operations which are primarily derived from intersegment transactions for services provided to the upstream segment. The segments comprise the structure used by the Company’s Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance.

The following tables summarize the results of the Company’s operating segments during the periods presented:

	Upstream	All Other	Eliminations	Total
	(In millions)
Three Months Ended June 30, 2024:
Third-party revenues	$2,474	$9	$—	$2,483
Intersegment revenues	—	41	(41)	—
Total revenues	$2,474	$50	$(41)	$2,483
Depreciation, depletion, amortization and accretion	$478	$5	$—	$483
Income (loss) from operations	$1,139	$14	$3	$1,156
Interest expense, net	$(44)	$—	$—	$(44)
Other income (expense)	$20	$—	$(1)	$19
Income (loss) from equity investments	$—	$15	$—	$15
Provision for (benefit from) income taxes	$249	$3	$—	$252
Net income (loss) attributable to non-controlling interest	$57	$—	$—	$57
Net income (loss) attributable to Diamondback Energy, Inc.	$809	$26	$2	$837
As of June 30, 2024:
Total assets	$35,079	$1,163	$(605)	$35,637

	Upstream	All Other	Eliminations	Total
	(In millions)
Three Months Ended June 30, 2023:
Third-party revenues	$1,895	$24	$—	$1,919
Intersegment revenues	—	103	(103)	—
Total revenues	$1,895	$127	$(103)	$1,919
Depreciation, depletion, amortization and accretion	$421	$11	$—	$432
Income (loss) from operations	$979	$54	$(33)	$1,000
Interest expense, net	$(49)	$—	$—	$(49)
Other income (expense)	$(207)	$(1)	$(8)	$(216)
Income (loss) from equity investments	$(1)	$17	$—	$16
Provision for (benefit from) income taxes	$162	$3	$—	$165
Net income (loss) attributable to non-controlling interest	$30	$—	$—	$30
Net income (loss) attributable to Diamondback Energy, Inc.	$530	$67	$(41)	$556
As of December 31, 2023:
Total assets	$28,362	$1,242	$(603)	$29,001

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

	Upstream	All Other	Eliminations	Total
	(In millions)
Six Months Ended June 30, 2024:
Third-party revenues	$4,691	$19	$—	$4,710
Intersegment revenues	—	78	(78)	—
Total revenues	$4,691	$97	$(78)	$4,710
Depreciation, depletion, amortization and accretion	$941	$11	$—	$952
Income (loss) from operations	$2,229	$35	$10	$2,274
Interest expense, net	$(83)	$—	$—	$(83)
Other income (expense)	$(25)	$—	$(5)	$(30)
Income (loss) from equity investments	$—	$17	$—	$17
Provision for (benefit from) income taxes	$470	$5	$—	$475
Net income (loss) attributable to non-controlling interest	$98	$—	$—	$98
Net income (loss) attributable to Diamondback Energy, Inc.	$1,553	$47	$5	$1,605
As of June 30, 2024:
Total assets	$35,079	$1,163	$(605)	$35,637

	Upstream	All Other	Eliminations	Total
	(In millions)
Six Months Ended June 30, 2023:
Third-party revenues	$3,799	$45	$—	$3,844
Intersegment revenues	—	202	(202)	—
Total revenues	$3,799	$247	$(202)	$3,844
Depreciation, depletion, amortization and accretion	$809	$26	$—	$835
Income (loss) from operations	$1,981	$99	$(55)	$2,025
Interest expense, net	$(93)	$—	$—	$(93)
Other income (expense)	$(302)	$52	$(8)	$(258)
Income (loss) from equity investments	$(1)	$31	$—	$30
Provision for (benefit from) income taxes	$365	$7	$—	$372
Net income (loss) attributable to non-controlling interest	$64	$—	$—	$64
Net income (loss) attributable to Diamondback Energy, Inc.	$1,156	$175	$(63)	$1,268
As of December 31, 2023:
Total assets	$28,362	$1,242	$(603)	$29,001

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an independent oil and natural gas company currently focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. As discussed in Note 1—Description of the Business and Basis of Presentation and Note 18—Segment Information of the condensed notes to the consolidated financial statements, as of June 30, 2024, we have one reportable segment, the upstream segment.

Second Quarter 2024 Financial and Operating Highlights

•Recorded net income of $837 million.

•Paid dividends to stockholders of $352 million during the second quarter of 2024 and declared a combined base and variable dividend payable in the third quarter of 2024 of $2.34 per share of common stock.

•Had no repurchases of our common stock, leaving approximately $1.6 billion available for future purchases under our common stock repurchase program at June 30, 2024.

•Our cash operating costs were $11.67 per BOE, including lease operating expenses of $5.88 per BOE, cash general and administrative expenses of $0.63 per BOE and production and ad valorem taxes and gathering, processing and transportation expenses of $5.16 per BOE.

•Our average production was 474.7 MBOE/d.

•Drilled 71 gross horizontal wells in the Midland Basin and nine gross horizontal wells in the Delaware Basin, and turned 86 gross operated horizontal wells (79 in the Midland Basin and seven in the Delaware Basin) to production.

•Incurred capital expenditures, excluding acquisitions, of $637 million.

Transactions and Recent Developments

WTG Midstream Transaction

On July 15, 2024, the WTG joint venture completed the WTG Midstream transaction, and in connection with that closing we received 10.1 million common units of Energy Transfer LP and $190 million in cash, subject to customary adjustments. Of the 10.1 million common units received, approximately 4.1 million is held in escrow pursuant to a separate escrow agreement.

See Note 17—Subsequent Events of the condensed notes to the consolidated financial statements for further discussion of the WTG Midstream transaction.

Pending Endeavor Acquisition

On February 11, 2024, we entered into the Merger Agreement to acquire Endeavor for consideration consisting of a base cash amount of $8.0 billion, subject to adjustments under the terms of the Merger Agreement, and approximately 117.27 million shares of our common stock. The pending Endeavor Acquisition is expected to close in the third or fourth quarter of 2024, subject to regulatory approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the satisfaction or waiver of certain other customary closing conditions. As a result of the pending Endeavor Acquisition, the Endeavor Stockholders are expected to hold, at closing, approximately 39.5% of our outstanding common stock. In a special meeting held on April 26, 2024, our stockholders approved the issuance of our common stock to Endeavor as consideration for the Endeavor Acquisition.

See Note 16—Endeavor Energy Resources, LP Acquisition of the condensed notes to the consolidated financial statements for further discussion of the pending Endeavor Acquisition.

Commodity Prices

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Regional and worldwide economic activity, extreme weather conditions and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. During the six months ended 2024 and 2023, WTI prices averaged $78.81 and $74.77 per Bbl, respectively, and Henry Hub prices averaged $2.21 and $2.54 per MMBtu, respectively.

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

As of June 30, 2024, we had approximately 484,992 net acres, which primarily consisted of approximately 347,417 net acres in the Midland Basin and 137,255 net acres in the Delaware Basin.

The following table sets forth the total number of operated horizontal wells drilled and completed during the periods indicated:

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Drilled		Completed(1)		Drilled		Completed(2)
Area:	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Midland Basin	71	67	79	72	140	134	180	161
Delaware Basin	9	8	7	6	19	17	7	6
Total	80	75	86	78	159	151	187	167
(1)The average lateral length for the wells completed during the second quarter of 2024 was 11,203 feet. Operated completions during the second quarter of 2024 consisted of 21 Lower Spraberry wells, 20 Wolfcamp A wells, 16 Wolfcamp B wells, 10 Middle Spraberry wells, nine Jo Mill wells, five Dean wells, three Wolfcamp D wells, one Second Bone Spring well and one Barnett well.
(2)The average lateral length for the wells completed during the first six months of 2024 was 11,343 feet. Operated completions during the first six months of 2024 consisted of 51 Lower Spraberry wells, 39 Wolfcamp A wells, 31 Wolfcamp B wells, 25 Jo Mill wells, 22 Middle Spraberry wells, nine Wolfcamp D wells, five Dean wells, three Upper Spraberry wells, one Second Bone Spring well and one Barnett well.

As of June 30, 2024, we operated the following wells:

	As of June 30, 2024
	Vertical Wells		Horizontal Wells		Total
Area:	Gross	Net	Gross	Net	Gross	Net
Midland Basin	2,581	2,441	2,450	2,228	5,031	4,669
Delaware Basin	37	35	688	633	725	668
Total	2,618	2,476	3,138	2,861	5,756	5,337

As of June 30, 2024, we held interests in 18,899 gross (5,413 net) wells, including 503 gross (77 net) wells in which we have a non-operated working interest.

Guidance

We are raising the midpoints of both total and net oil production for the full year 2024 due to production outperformance year-to-date. Additionally, we are lowering the midpoint for capital expenditures as well as increasing activity levels for the full year 2024 due to continued cost control and efficiency gains, respectively.

The following table presents our current estimates, which do not take into account the pending Endeavor Acquisition, of certain financial and operating results for the full year of 2024, as well as production and cash tax guidance for the third quarter of 2024:

2024 Guidance
Net production - MBOE/d	462 - 470 (from 458 - 466)
Oil production - MBO/d	273 - 276 (from 270 - 275)
Q3 2024 oil production - MBO/d (total - MBOE/d)	271 - 275 (459 - 466)

(Unit costs $/BOE):
Lease operating expenses, including workovers	$5.90 - $6.40 (from $6.00 - $6.50)
General and administrative expenses - cash	$0.55 - $0.65
Non-cash stock-based compensation	$0.40 - $0.50
Depreciation, depletion, amortization and accretion	$10.75 - $11.50 (from $10.50 - $11.50)
Interest expense (net of interest income)	$0.65 - $0.90 (from $1.65 - $1.85)
Gathering, processing and transportation	$1.80 - $2.00

Production and ad valorem taxes (% of revenue)	~7%
Corporate tax rate (% of pre-tax income)	23%
Cash tax rate (% of pre-tax income)	15% - 18%
Q3 2024 cash taxes (in millions)	$220 - $260

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and March 31, 2024

As noted in “—Commodity Prices,” the markets for oil and natural gas are highly volatile and are influenced by a number of factors which can lead to significant changes in our results of operations and management’s operational strategy on a quarterly basis. Accordingly, our results of operations discussion focuses on a comparison of the current quarter’s results of operations with those of the immediately preceding quarter. We believe our discussion provides investors with a more meaningful analysis of material operational and financial changes which occurred during the quarter based on current market and operational trends.

The following table sets forth selected operating data for the three months ended June 30, 2024 and March 31, 2024:

	Three Months Ended
	June 30, 2024	March 31, 2024
Revenues (In millions):
Oil sales	$1,998	$1,867
Natural gas sales	5	50
Natural gas liquid sales	171	184
Total oil, natural gas and natural gas liquid revenues	$2,174	$2,101

Production Data:
Oil (MBbls)	25,129	24,874
Natural gas (MMcf)	51,310	50,602
Natural gas liquids (MBbls)	9,514	8,653
Combined volumes (MBOE)(1)	43,195	41,961

Daily oil volumes (BO/d)	276,143	273,341
Daily combined volumes (BOE/d)	474,670	461,110

Average Prices:
Oil ($ per Bbl)	$79.51	$75.06
Natural gas ($ per Mcf)	$0.10	$0.99
Natural gas liquids ($ per Bbl)	$17.97	$21.26
Combined ($ per BOE)	$50.33	$50.07

Oil, hedged ($ per Bbl)(2)	$78.55	$74.13
Natural gas, hedged ($ per Mcf)(2)	$1.03	$1.36
Natural gas liquids, hedged ($ per Bbl)(2)	$17.97	$21.26
Average price, hedged ($ per BOE)(2)	$50.89	$49.97
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables provide information on the mix of our production for the three months ended June 30, 2024 and March 31, 2024:

	Three Months Ended
	June 30, 2024	March 31, 2024
Oil (MBbls)	58%	59%
Natural gas (MMcf)	20%	20%
Natural gas liquids (MBbls)	22%	21%
	100%	100%

	Three Months Ended June 30, 2024				Three Months Ended March 31, 2024
	Midland Basin	Delaware Basin	Other(1)	Total	Midland Basin	Delaware Basin	Other(1)	Total
Production Data:
Oil (MBbls)	20,867	4,248	14	25,129	20,055	4,768	51	24,874
Natural gas (MMcf)	38,399	12,818	93	51,310	37,494	12,894	214	50,602
Natural gas liquids (MBbls)	7,566	1,940	8	9,514	6,643	1,990	20	8,653
Total (MBOE)	34,833	8,324	38	43,195	32,947	8,907	107	41,961
(1)Includes the Rockies and High Plains for the three months ended June 30, 2024 and March 31, 2024, and Eagle Ford Shale, Appalachia, Barnett, Denver-Julesburg, Mid-Con, and Williston through May 1, 2024, the effective date on which they were divested.

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the second quarter of 2024 increased by $73 million to $2.2 billion compared to the first quarter of 2024. The increase consisted of (i) an additional $35 million attributable to higher average prices received for our oil production, partially offset by declines in the average prices for our natural gas and natural gas liquids production, and (ii) an additional $38 million attributable to the 3% increase in our combined volumes sold.

Net Sales of Purchased Oil. We have entered into purchase transactions and separate sales transactions with third parties to satisfy certain of our unused oil pipeline capacity commitments. The following table presents the net sales of purchased oil from third parties for the three months ended June 30, 2024 and March 31, 2024:

	Three Months Ended
(In millions)	June 30, 2024	March 31, 2024
Sales of purchased oil	$300	$116
Purchased oil expense	299	117
Net sales of purchased oil	$1	$(1)

Other Revenues. The following table presents other insignificant revenue for the three months ended June 30, 2024 and March 31, 2024:

	Three Months Ended
(In millions)	June 30, 2024	March 31, 2024
Other operating income	$9	$10

Lease Operating Expenses. The following table shows lease operating expenses for the three months ended June 30, 2024 and March 31, 2024:

	Three Months Ended
	June 30, 2024		March 31, 2024
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$254	$5.88	$255	$6.08

Lease operating expenses decreased in total and on a per BOE basis for the second quarter of 2024 compared to the first quarter of 2024 primarily due to a $16 million reduction in workover expense in the second quarter of 2024. This adjustment was largely offset by (i) a $7 million increase from higher production volumes, (ii) $5 million in increased spend on electrical generation and disposal related costs, and (iii) other individually insignificant changes.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the three months ended June 30, 2024 and March 31, 2024:

	Three Months Ended
	June 30, 2024			March 31, 2024
(In millions, except per BOE amounts)	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue
Production taxes	$103	$2.38	4.7%	$82	$1.96	3.9%
Ad valorem taxes	38	0.88	1.8	37	0.88	1.8
Total production and ad valorem expense	$141	$3.26	6.5%	$119	$2.84	5.7%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. However, due to the settlement of an ongoing audit of production taxes from historical periods, the first quarter of 2024 includes a refund of $17 million, which reduced production taxes as a percentage of revenue for that period.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes remained relatively flat during the second quarter of 2024 compared to the first quarter of 2024.

Gathering, Processing and Transportation Expense. The following table shows gathering, processing and transportation expense for the three months ended June 30, 2024 and March 31, 2024:

	Three Months Ended
	June 30, 2024		March 31, 2024
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering, processing and transportation	$82	$1.90	$77	$1.84

The increase in gathering, processing and transportation expenses is primarily attributable to the growth in production volumes in the second quarter of 2024 compared to the first quarter of 2024.

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the three months ended June 30, 2024 and March 31, 2024:

	Three Months Ended
(In millions, except BOE amounts)	June 30, 2024	March 31, 2024
Depletion of proved oil and natural gas properties	$465	$452
Depreciation and amortization of other property and equipment	11	12
Other amortization	2	2
Asset retirement obligation accretion	5	3
Depreciation, depletion, amortization and accretion	$483	$469
Oil and natural gas properties depletion rate per BOE	$10.77	$10.77
Depreciation, depletion, amortization and accretion per BOE	$11.18	$11.18

The increase in depletion of proved oil and natural gas properties of $13 million for the second quarter of 2024 compared to the first quarter of 2024 is due to the growth in production volumes.

General and Administrative Expenses. The following table shows general and administrative expenses for the three months ended June 30, 2024 and March 31, 2024:

	Three Months Ended
	June 30, 2024		March 31, 2024
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$27	$0.63	$32	$0.76
Non-cash stock-based compensation	19	0.44	14	0.34
Total general and administrative expenses	$46	$1.07	$46	$1.10

General and administrative expenses decreased in the second quarter of 2024 compared to the first quarter of 2024 primarily due to reductions of $2 million in compensation and benefits costs and $2 million in professional fees.

Other Operating Costs and Expenses. The following table shows other operating costs and expenses for the three months ended June 30, 2024 and March 31, 2024:

	Three Months Ended
(In millions)	June 30, 2024	March 31, 2024
Merger and integration expenses	$3	$12
Other operating expenses	$19	$14

Merger and integration expenses in the first and second quarters of 2024 include costs associated with the stockholder vote and regulatory review process for the pending Endeavor Acquisition. See Note 16—Endeavor Energy Resources, LP Acquisition of the condensed notes to the consolidated financial statements for further details regarding the pending Endeavor Acquisition.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the three months ended June 30, 2024 and March 31, 2024:

	Three Months Ended
(In millions)	June 30, 2024	March 31, 2024
Gain (loss) on derivative instruments, net	$18	$(48)
Net cash received (paid) on settlements	$(28)	$(4)

The change in gain (loss) on derivative instruments for the second quarter of 2024 compared to the first quarter of 2024 primarily reflects (i) a net increase in the value of interest rate swaps of $21 million due primarily to a decrease in future SOFR rates of $48 million offset by cash paid for the semi-annual cash settlement of $27 million in June 2024, (ii) a net increase in the value of our commodity contracts of $70 million primarily due to an increase of $29 million in cash received on settlements of natural gas contracts, and lower future market prices for oil compared to our contract prices, and (iii) cash payments of $25 million to settle treasury lock contracts associated with the issuance of the April 2024 Notes.

See Note 12—Derivatives of the condensed notes to the consolidated financial statements for further details regarding our derivative instruments.

Other Income (Expense). The following table shows other income and expenses for the three months ended June 30, 2024 and March 31, 2024:

	Three Months Ended
(In millions)	June 30, 2024	March 31, 2024
Interest expense, net	$(44)	$(39)
Other income (expense), net	$1	$(3)
Gain (loss) on extinguishment of debt	$—	$2
Income (loss) from equity investments, net	$15	$2

The increase in net interest expense for the second quarter of 2024 compared to the first quarter of 2024 primarily consists of (i) an additional $61 million in interest expense on senior notes due to the issuance of the April 2024 Notes, and (ii) an increase of $10 million in amortization of debt issuance costs primarily related to the termination of our Bridge Facility. These increases were partially offset by an additional $63 million in interest income due to holding funds raised for the pending Endeavor Acquisition in cash in short-term interest bearing accounts during the second quarter of 2024, and $4 million due to an increase in capitalized interest costs, which reduces interest expense.

See Note 8—Debt of the condensed notes to the consolidated financial statements for further details regarding outstanding borrowings and gain (loss) on extinguishment of debt.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the three months ended June 30, 2024 and March 31, 2024:

	Three Months Ended
(In millions)	June 30, 2024	March 31, 2024
Provision for (benefit from) income taxes	$252	$223

The change in our income tax provision for the second quarter of 2024 compared to the first quarter of 2024 was primarily due to the increase in pre-tax income between the periods which resulted largely from changes in revenues and operating expenses as discussed above. See Note 11—Income Taxes of the condensed notes to the consolidated financial statements for further discussion of our income tax expense.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table sets forth selected operating data for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Revenues (In millions):
Oil sales	$3,865	$3,362
Natural gas sales	55	117
Natural gas liquid sales	355	319
Total oil, natural gas and natural gas liquid revenues	$4,275	$3,798

Production Data:
Oil (MBbls)	50,003	46,570
Natural gas (MMcf)	101,912	98,197
Natural gas liquids (MBbls)	18,167	16,258
Combined volumes (MBOE)(1)	85,155	79,194

Daily oil volumes (BO/d)	274,742	257,293
Daily combined volumes (BOE/d)	467,885	437,536

Average Prices:
Oil ($ per Bbl)	$77.30	$72.19
Natural gas ($ per Mcf)	$0.54	$1.19
Natural gas liquids ($ per Bbl)	$19.54	$19.62
Combined ($ per BOE)	$50.20	$47.96

Oil, hedged ($ per Bbl)(2)	$76.36	$71.20
Natural gas, hedged ($ per Mcf)(2)	$1.20	$1.51
Natural gas liquids, hedged ($ per Bbl)(2)	$19.54	$19.62
Average price, hedged ($ per BOE)(2)	$50.44	$47.77
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables set forth the mix of our production data by product and basin for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Oil (MBbls)	59%	59%
Natural gas (MMcf)	20%	21%
Natural gas liquids (MBbls)	21%	20%
	100%	100%

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	Midland Basin	Delaware Basin	Other(1)	Total	Midland Basin	Delaware Basin	Other(1)	Total
Production Data:
Oil (MBbls)	40,922	9,016	65	50,003	36,248	10,302	20	46,570
Natural gas (MMcf)	75,893	25,712	307	101,912	69,063	29,018	116	98,197
Natural gas liquids (MBbls)	14,209	3,930	28	18,167	12,184	4,071	3	16,258
Total (MBOE)	67,780	17,231	144	85,155	59,943	19,209	42	79,194
(1)Includes the Rockies and High Plains for the six months ended June 30, 2024 and 2023, and Eagle Ford Shale, Appalachia, Barnett, Denver-Julesburg, Mid-Con, and Williston through May 1, 2024, the effective date on which they were divested.

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the six months ended June 30, 2024 increased by $477 million, or 13%, to $4.3 billion from the same period in 2023 primarily due to (i) an increase of $290 million attributable to the 8% growth in our combined volumes, and (ii) an additional $187 million attributable to higher average prices received for our oil production. Approximately 25% of the increase in production is attributable to Viper’s GRP Acquisition. The remainder of the growth comes from new wells added between periods.

Net Sales of Purchased Oil. Beginning in the third quarter of 2023, we entered into purchase transactions and separate sale transactions with third parties to satisfy certain of our unused oil pipeline capacity commitments. The following table presents the net sales of purchased oil from third parties for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(In millions)	2024	2023
Sales of purchased oil	$416	$—
Purchased oil expense	416	—
Net sales of purchased oil	$—	$—

Other Revenues. The following table shows the other insignificant revenues for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(In millions)	2024	2023
Other operating income	$19	$46

The decrease in other operating income for the six months ended June 30, 2024 compared to the same period in 2023 primarily resulted from a reduction in revenue from midstream services due to the sale of the Deep Blue Water Assets in the third quarter of 2023.

Lease Operating Expenses. The following table shows lease operating expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$509	$5.98	$392	$4.95

Lease operating expenses increased by $117 million, or $1.03 per BOE for the six months ended June 30, 2024 compared to the same period in 2023. The increase primarily consists of (i) $47 million in additional costs incurred for water services as a result of divesting the Deep Blue Water Assets in the third quarter of 2023, (ii) approximately $30 million due to the increase in combined production volumes between the periods, (iii) $16 million in increased spend on wellwork, (iv) $16 million in increased spend on electrical generation and disposal related costs, and (v) $8 million in increased third party water disposal services.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024			2023
(In millions, except per BOE amounts)	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue
Production taxes	$185	$2.17	4.3%	$179	$2.26	4.7%
Ad valorem taxes	75	0.88	1.8	124	1.57	3.3
Total production and ad valorem expense	$260	$3.05	6.1%	$303	$3.83	8.0%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of production revenues for the 2024 period decreased compared to the same period in 2023, primarily due to a refund of $17 million received for settlement of an audit in the first quarter of 2024.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes for the six months ended June 30, 2024 as compared to the same period in 2023 decreased by $49 million, primarily due to a reduction in the expected ad valorem tax rates for 2024 compared to the expected rates in the first half of 2023.

Gathering, Processing and Transportation Expense. The following table shows gathering, processing and transportation expense for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering, processing and transportation	$159	$1.87	$136	$1.72

The increase in gathering, processing and transportation expenses for the six months ended June 30, 2024 compared to the same period in 2023 is attributable to (i) $10 million from the growth in production volumes discussed above, and (ii) an additional $6 million in shortfall penalties related to certain minimum volume commitments. The remainder of the increase is due to pricing fluctuations on our gathering, processing and transportation contracts.

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(In millions, except BOE amounts)	2024	2023
Depletion of proved oil and natural gas properties	$917	$791
Depreciation and amortization of other property and equipment	23	33
Other amortization	4	2
Asset retirement obligation accretion	8	9
Depreciation, depletion, amortization and accretion	$952	$835
Oil and natural gas properties depletion rate per BOE	$10.77	$9.99
Depreciation, depletion, amortization and accretion per BOE	$11.18	$10.54

The increase in depletion of proved oil and natural gas properties of $126 million for the six months ended June 30, 2024 as compared to the same period in 2023 resulted primarily from (i) $66 million due to an increase in the depletion rate resulting primarily from the addition of leasehold costs and reserves from Viper’s GRP Acquisition, and (ii) $60 million from the growth in production volumes.

General and Administrative Expenses. The following table shows general and administrative expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$59	$0.69	$50	$0.63
Non-cash stock-based compensation	33	0.39	27	0.34
Total general and administrative expenses	$92	$1.08	$77	$0.97

General and administrative expenses increased for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to an additional (i) $6 million in charitable contributions, (ii) $4 million in legal fees primarily related to certain SEC filings including our offering of Viper Class A Common Stock and various litigation matters, and (iii) $3 million in compensation and benefits costs due to increasing headcount and annual compensation adjustments. These increases were partially offset by a reduction of $4 million in professional fees.

Other Operating Costs and Expenses. The following table shows the other operating costs and expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(In millions)	2024	2023
Merger and integration expenses	$15	$10
Other operating expenses	$33	$66

Merger and integration expenses for the six months ended June 30, 2024 include costs associated with the stockholder vote and regulatory review process for the pending Endeavor Acquisition. Merger and integration expenses for the six months ended June 30, 2023 include $8 million in costs associated with legal and advisory fees incurred for the Lario Acquisition and $2 million in costs related to acquisitions in 2022.

See Note 16—Endeavor Energy Resources, LP Acquisition of the condensed notes to the consolidated financial statements for further details regarding the pending Endeavor Acquisition.

The decrease in other operating expenses for the six months ended June 30, 2024 compared to the same period in 2023 primarily resulted from a reduction in midstream services costs due to the sale of the Deep Blue Water Assets in the third quarter of 2023.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(In millions)	2024	2023
Gain (loss) on derivative instruments, net	$(30)	$(282)
Net cash received (paid) on settlements	$(32)	$(38)

The decrease in loss on derivative instruments for the six months ended June 30, 2024 compared to the same period in 2023 primarily reflects an increase in the value of our natural gas contracts due to a decrease in market prices for natural gas compared to our contract prices. See Note 12—Derivatives of the condensed notes to the consolidated financial statements for further details regarding our derivative instruments.

Other Income (Expense). The following table shows other income and expenses for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(In millions)	2024	2023
Interest expense, net	$(83)	$(93)
Other income (expense), net	$(2)	$28
Gain (loss) on extinguishment of debt	$2	$(4)
Income (loss) from equity investments, net	$17	$30

Interest expense, net decreased $10 million for the six months ended June 30, 2024 compared to the same period in 2023. This decrease primarily consisted of (i) an increase in interest income of $74 million, which reduces interest expense, (ii) an additional $29 million in capitalized interest costs, which reduce interest expense, and (iii) a decrease of $12 million in interest expense on our revolving credit facility due to lower average borrowings outstanding in the first half of 2024. These reductions were largely offset by (i) an increase of $73 million in interest expense on senior notes related primarily to the issuance of the April 2024 Notes and Viper’s 7.375% Senior Notes which were issued in the fourth quarter of 2023, and (ii) an increase of $32 million in amortization of debt issuance costs primarily related to our Bridge Facility and to a lesser extent, our Term Loans.

See Note 8—Debt of the condensed notes to the consolidated financial statements for further details regarding outstanding borrowings.

Other income (expense), net for the six months ended June 30, 2023 includes a $53 million gain on the sale of equity method investment in Gray Oak as discussed further in Note 4—Acquisitions and Divestitures to the condensed notes to the consolidated financial statements.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(In millions)	2024	2023
Provision for (benefit from) income taxes	$475	$372

The change in our income tax provision for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to the increase in pre-tax income resulting largely from higher revenues from oil and natural gas liquids, along with changes in operating expenses and other income (expenses) as discussed above. See Note 11—Income Taxes of the condensed notes to the consolidated financial statements for further discussion of our income tax expense.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

Historically, our primary sources of liquidity have included cash flows from operations, proceeds from our public equity offerings, borrowings under our revolving credit facility, proceeds from the issuance of senior notes and sales of non-core assets. Our primary uses of capital have been for the acquisition, development and exploration of oil and natural gas properties, repayment of debt and returning capital to stockholders. At June 30, 2024, we had approximately $8.5 billion of liquidity consisting of $6.9 billion in standalone cash and cash equivalents and $1.6 billion available under our credit facility. On August 2, 2024, we terminated the undrawn $500 million Tranche B Loans previously available. As a result, in addition to our stand alone cash and credit facility, we currently have $1.0 billion available under the Tranche A Loans of our Term Loan Agreement for purposes of funding the cash consideration for the pending Endeavor Acquisition. As discussed below, our revised capital budget for 2024 is $2.35 billion to $2.45 billion, which does not take into account the pending Endeavor Acquisition. As of June 30, 2024, we have no debt maturities until 2026.

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

Cash Flow

Our cash flows for the six months ended June 30, 2024 and 2023 are presented below:

	Six Months Ended June 30,
	2024	2023
	(In millions)
Net cash provided by (used in) operating activities	$2,863	$2,938
Net cash provided by (used in) investing activities	(1,200)	(1,874)
Net cash provided by (used in) financing activities	4,663	(1,207)
Net increase (decrease) in cash	$6,326	$(143)

Operating Activities

The decrease in operating cash flows for the six months ended June 30, 2024 compared to the same period in 2023 primarily resulted from (i) an increase in our cash operating expenses, excluding purchased oil expense, of approximately $78 million, (ii) a reduction of approximately $367 million due to fluctuations in other working capital balances due primarily to the timing of when collections were made on income taxes receivable, accounts receivable and payments made on accounts payable (iii) an increase in $206 million cash paid for taxes. These were partially offset by an increase of $450 million in total revenue, excluding sales of purchased oil, and (ii) an additional $74 million in interest income. See “—Results of Operations” for discussion of significant changes in our revenues and expenses.

Investing Activities

The majority of our net cash used for investing activities during the six months ended June 30, 2024 and 2023 was for drilling and completion costs incurred in conjunction with our development program as well as the purchase of oil and gas properties including the Lario Acquisition in the first quarter of 2023.

Capital Expenditure Activities

Our capital expenditures excluding acquisitions and equity method investments (on a cash basis) were as follows for the specified period:

	Six Months Ended June 30,
	2024	2023
	(In millions)
Drilling, completions and non-operated additions to oil and natural gas properties(1)	$1,165	$1,215
Infrastructure additions to oil and natural gas properties	76	88
Additions to midstream assets	5	65
Total	$1,246	$1,368
(1) See “—Transactions and Recent Developments—Upstream Operations” above for additional detail on wells drilled and turned to production during the three and six months ended June 30, 2024 and 2023.

Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was primarily attributable to $5.5 billion of proceeds from the issuance of the April 2024 Notes and $451 million in proceeds from the public offering of Viper’s Class A common stock. These cash inflows were partially offset by (i) $900 million of dividends paid to stockholders, (ii) $98 million in dividends paid to non-controlling interest, (iii) $93 million of debt issuance costs primarily associated with the April 2024 Notes, Term Loan Agreement and Bridge Facility, (iv) $86 million in repayments on our credit facilities, net of borrowings, (v) $42 million of repurchases as part of the share repurchase programs, and (iv) $37 million in cash paid for tax withholdings on vested employee stock awards.

During the six months ended June 30, 2023, net cash used in financing activities was primarily attributable to (i) $710 million of repurchases as part of the share and unit repurchase programs, (ii) $692 million of dividends paid to stockholders, (iii) $134 million paid for the retirement of principal outstanding on certain senior notes, and (iv) $59 million in distributions to non-controlling interest. These cash outflows were partially offset by an additional $415 million in borrowings under credit facilities, net of repayments.

Capital Resources

Our working capital requirements are primarily supported by our cash and cash equivalents and available borrowings under our revolving credit facility. We may draw on our revolving credit facility to meet short-term cash requirements, or issue debt or equity securities as part of our longer-term liquidity and capital management program and to finance the pending Endeavor Acquisition. Further, the Tranche A Loans and net proceeds from the April 2024 Notes, are also available to finance the cash portion of the pending Endeavor Acquisition. Because of the alternatives available to us, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term capital requirements.

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

Revolving Credit Facilities and Other Debt Instruments

As of June 30, 2024, our debt, including the debt of Viper, consisted of approximately $12.0 billion in aggregate outstanding principal amount of senior notes, and $177 million in aggregate outstanding borrowings under revolving credit facilities.

As of June 30, 2024, the maximum credit amount available under our credit agreement was $1.6 billion, with no outstanding borrowings and $1.6 billion available for future borrowings. Our credit agreement matures on June 2, 2028, and we may further extend it by one one-year extension pursuant to the terms set forth in the credit agreement. Upon consummation of the pending Endeavor Acquisition, the maximum credit amount available under our credit agreement will increase to $2.5 billion.

As of June 30, 2024, the maximum credit amount available under the Term Loan Agreement was $1.5 billion, with no outstanding borrowings and $1.5 billion available for future borrowings. Our Term Loan Agreement matures on the anniversary of the Closing Date for Tranche A Loans and the second anniversary of the Closing Date for Tranche B Loans. On August 2, 2024, we terminated our undrawn Tranche B Loans, resulting in $1.0 billion currently available for future borrowings under the Tranche A Loans of our Term Loan Agreement.

On June 4, 2024, we terminated our undrawn Bridge Facility and recorded additional interest expense of $19 million and $28 million during the three and six months ended June 30, 2024, respectively, related to the amortization and write-off of debt issuance costs incurred for the Bridge Facility.

Issuance of April 2024 Notes

On April 18, 2024, we issued the April 2024 Notes for net proceeds of $5.5 billion, which will be used to fund a portion of the cash consideration for the pending Endeavor Acquisition.

Viper’s Credit Agreement

The Viper credit agreement, as amended, matures on September 22, 2028 and provides for a revolving credit facility in the maximum credit amount of $2.0 billion, with a borrowing base of $1.3 billion and an elected commitment amount of $850 million, based on Viper LLC’s oil and natural gas reserves and other factors. As of June 30, 2024. the Viper credit agreement had $177 million of outstanding borrowings and $673 million available for future borrowings.

For additional discussion of our debt as of June 30, 2024, see Note 8—Debt of the condensed notes to the consolidated financial statements.

Capital Requirements

In addition to future operating expenses and working capital commitments discussed in “—Transactions and Recent Developments—Upstream Operations”, our primary short and long-term liquidity requirements, excluding those of Viper, consist primarily of (i) capital expenditures, (ii) payments of principal and interest on our revolving credit agreements and senior notes, (iii) payments of other contractual obligations, (iv) cash used to pay for dividends and repurchases of securities, and (v) the cash portion of the consideration for the pending Endeavor Acquisition.

2024 Capital Spending Plan

Our board of directors has approved an increased 2024 capital budget for drilling, midstream, infrastructure and environmental of approximately $2.35 billion to $2.45 billion, which does not take into account the pending Endeavor Acquisition. We estimate that, of these expenditures, approximately:

•$2.15 billion to $2.23 billion will be spent primarily on drilling 275 to 290 gross (259 to 273 net) horizontal wells and completing 310 to 330 gross (285 to 304 net) horizontal wells across our operated and non-operated leasehold acreage in the Northern Midland and Southern Delaware Basins, with an average lateral length of approximately 11,800+ feet;

•Approximately $200 million to $220 million will be spent on infrastructure and midstream expenditures, excluding the cost of any leasehold and mineral interest acquisitions.

The amount and timing of our capital expenditures are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. We are currently operating 10 drilling rigs and three completion crews. We will continue monitoring commodity prices and overall market conditions and can adjust our rig cadence and our capital expenditure budget in response to changes in commodity prices and overall market conditions.

Interest on April 2024 Notes

On April 18, 2024, we issued $5.5 billion in aggregate principal amount of the April 2024 Notes, as discussed further in Note 8—Debt. As a result, we expect to incur additional future cash interest costs on the April 2024 Notes of approximately $152 million in 2024, $607 million cumulatively in the years from 2025 through 2026, $541 million cumulatively in the years from 2027 and 2028, and $4.7 billion cumulatively between 2029 and 2064.

Return of Capital Commitment

Beginning in the first quarter of 2024, our board of directors has approved a return of capital commitment of at least 50% from 75% of free cash flow to our stockholders through repurchases under our share repurchase program, base dividends and variable dividends. The remainder of our free cash flow will be used primarily to reduce debt. On August 1, 2024, our board of directors declared a combined base and variable dividend for the second quarter of 2024 of $2.34 per share of common stock.

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

Since the inception of the stock repurchase program, we repurchased an aggregate of 19.3 million shares of our common stock for a total cost of $2.4 billion, excluding excise tax, as of August 2, 2024. Subject to regulatory restrictions and other factors discussed elsewhere in this report, we intend to continue to purchase shares under this repurchase program opportunistically with available funds primarily from cash flow from operations and liquidity events such as the sale of assets while maintaining sufficient liquidity to fund our capital expenditure programs, however, the stock repurchase program is at the discretion of our board of directors and can be amended, terminated or suspended at any time. See Note 9—Stockholders' Equity and Earnings (Loss) Per Share of the condensed notes to the consolidated financial statements.

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

	June 30, 2024	December 31, 2023
Summarized Balance Sheets:	(In millions)
Assets:
Current assets	$7,514	$1,269
Property and equipment, net	$20,928	$20,780
Other noncurrent assets	$37	$28
Liabilities:
Current liabilities	$1,854	$1,974
Intercompany accounts payable, non-guarantor subsidiary	$2,269	$2,217
Long-term debt	$10,967	$5,544
Other noncurrent liabilities	$2,985	$2,835

Six Months Ended June 30, 2024
Summarized Statement of Operations:	(In millions)
Revenues	$3,738
Income (loss) from operations	$1,652
Net income (loss)	$1,140

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Our major market risk exposure in our exploration and production business is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil and natural gas production has been volatile and unpredictable for several years. Although demand and market prices for oil and natural gas have recently increased, we cannot predict events, including the outcome of the war in Ukraine and the Israel-Hamas war, higher interest rates, global supply chain disruptions that may lead to future price volatility and the near term energy outlook remains subject to heightened levels of uncertainty. Further, the prices we receive for production depend on many other factors outside of our control.

We use derivatives, including swaps, basis swaps, roll swaps, costless collars, puts and basis puts, to reduce price volatility associated with certain of our oil and natural gas sales.

At June 30, 2024, we had a net liability derivative position of $7 million related to our commodity price risk derivatives. Utilizing actual derivative contractual volumes under our commodity price derivatives as of June 30, 2024, a 10% increase in forward curves associated with the underlying commodity would have increased the net liability position by $13 million to $20 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net liability position by $23 million to a net asset position of $16 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument. For additional information on our open commodity derivative instruments at June 30, 2024, see Note 12—Derivatives of the condensed notes to the consolidated financial statements.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are due to the concentration of receivables from the sale of our oil and natural gas production (approximately $711 million at June 30, 2024), and to a lesser extent, receivables resulting from joint interest and other receivables (approximately $93 million at June 30, 2024).

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facilities and changes in the fair value of our fixed rate debt. Outstanding borrowings under the credit agreement bear interest at a per annum rate elected by Diamondback E&P. At June 30, 2024, the applicable margin ranges from 0.125% to 1.000% per annum in the case of the alternate base rate, and from 1.125% to 2.000% per annum in the case of Adjusted Term SOFR, in each case based on the pricing level. The pricing level depends on certain rating agencies’ ratings of our long-term senior unsecured debt. We are obligated to pay a quarterly commitment fee ranging from 0.125% to 0.325% per year on the unused portion of the commitment. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows. For additional information on our variable interest rate debt at June 30, 2024, see Note 8—Debt of the condensed notes to the consolidated financial statements.

Historically, we have at times used interest rates swaps to manage our exposure to (i) interest rate changes on our floating-rate date, and (ii) fair value changes on our fixed rate debt. At June 30, 2024, we have interest rate swap agreements for a notional amount of $1.2 billion to manage the impact of changes to the fair value of our fixed rate senior notes due to changes in market interest rates through December 2029. We pay an average variable rate of interest for these swaps based on three month SOFR plus 2.1865% and receive a fixed interest rate of 3.50% from our counterparties. At June 30, 2024, our receive-fixed, pay-variable interest rate swaps were in a net liability position of $180 million, and the weighted average variable rate was 6.38%. For additional information on our interest rate swaps, see Note 12—Derivatives of the condensed notes to the consolidated financial statements.

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

As of June 30, 2024, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common stock repurchase activity for the three months ended June 30, 2024 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(3)
	($ In millions, except per share amounts, shares in thousands)
April 1, 2024 - April 30, 2024	—	$—	—	$1,592
May 1, 2024 - May 31, 2024	17	$193.46	—	$1,592
June 1, 2024 - June 30, 2024	—	$—	—	$1,592
Total	17	$193.46	—
(1)Includes 17,170 shares of common stock repurchased from executives in order to satisfy tax withholding requirements. Such shares are cancelled and retired immediately upon repurchase.
(2)The average price paid per share includes any commissions paid to repurchase stock.
(3)On July 28, 2022, our board of directors approved an increase in our common stock repurchase program from $2.0 billion to $4.0 billion, excluding excise tax. The stock repurchase program has no time limit and may be suspended, modified, or discontinued by the board of directors at any time.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.

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

2.2#
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statements.

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

#
Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMONDBACK ENERGY, INC.

Date:	August 7, 2024	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2024	/s/ Kaes Van’t Hof
Kaes Van’t Hof
Chief Financial Officer
(Principal Financial Officer)