Form 10-Q
period 2024-09-30
Diamondback Energy, Inc.
filed 2024-11-07
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 1, 2024, the registrant had 291,989,194 shares of common stock outstanding.

DIAMONDBACK ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations (including drilling plans and capital plans); estimates and projections of revenues, losses, costs, expenses, returns, cash flow and financial position; reserve estimates and our ability to replace or increase reserves; anticipated benefits or other effects of strategic transactions (including the recently completed Endeavor Acquisition (as defined below) discussed in this report and other acquisitions or divestitures); and plans and objectives of management (including plans for future cash flow from operations and for executing environmental strategies) are forward-looking statements. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to the Company are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed in this report and detailed under Part II, Item 1A. Risk Factors in this report and our Annual Report on Form 10–K for the year ended December 31, 2023 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of the Company and its consolidated subsidiaries.

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
•severe weather conditions and natural disasters;
•acts of war or terrorist acts and the governmental or military response thereto;
•changes in the financial strength of counterparties to our credit agreement and hedging contracts;
•changes in our credit rating;
•risks related to the Endeavor Acquisition; and
•other risks and factors disclosed or incorporated by reference in this report.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
	2024	2023
	(In millions, except par values and share data)
Assets
Current assets:
Cash and cash equivalents ($169 million and $26 million related to Viper)	$370	$582
Restricted cash	3	3
Accounts receivable:
Joint interest and other, net	233	192
Oil and natural gas sales, net ($109 million and $109 million related to Viper)	1,197	654
Inventories	126	63
Derivative instruments	42	17
Prepaid expenses and other current assets	51	110
Total current assets	2,022	1,621
Property and equipment:
Oil and natural gas properties, full cost method of accounting ($21,971 million and $8,659 million excluded from amortization at September 30, 2024 and December 31, 2023, respectively) ($4,771 million and $4,629 million related to Viper and $1,623 million and $1,769 million excluded from amortization related to Viper)	79,718	42,430
Other property, equipment and land	1,417	673
Accumulated depletion, depreciation, amortization and impairment ($1,016 million and $866 million related to Viper)	(18,082)	(16,429)
Property and equipment, net	63,053	26,674
Funds held in escrow	43	—
Equity method investments	377	529
Derivative instruments	38	1
Deferred income taxes, net	62	45
Investment in real estate, net	81	84
Other assets	71	47
Total assets	$65,747	$29,001
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$198	$261
Accrued capital expenditures	641	493
Current maturities of debt	1,000	—
Other accrued liabilities	857	475
Revenues and royalties payable	1,444	764
Derivative instruments	34	86
Income taxes payable	289	29
Total current liabilities	4,463	2,108
Long-term debt ($822 million and $1,083 million related to Viper)	11,923	6,641
Derivative instruments	79	122
Asset retirement obligations	493	239
Deferred income taxes	9,952	2,449
Other long-term liabilities	18	12
Total liabilities	26,928	11,571
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value; 800,000,000 shares authorized; 292,742,664 and 178,723,871 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3	2
Additional paid-in capital	34,007	14,142
Retained earnings (accumulated deficit)	3,427	2,489
Accumulated other comprehensive income (loss)	(8)	(8)
Total Diamondback Energy, Inc. stockholders’ equity	37,429	16,625
Non-controlling interest	1,390	805
Total equity	38,819	17,430
Total liabilities and stockholders' equity	$65,747	$29,001

See accompanying condensed notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except per share amounts, shares in thousands)
Revenues:
Oil sales	$2,160	$1,997	$6,025	$5,359
Natural gas sales	(17)	80	38	197
Natural gas liquid sales	211	188	566	507
Sales of purchased oil	282	59	698	59
Other operating income	9	16	28	62
Total revenues	2,645	2,340	7,355	6,184
Costs and expenses:
Lease operating expenses	316	226	825	618
Production and ad valorem taxes	153	118	413	421
Gathering, processing and transportation	102	73	261	209
Purchased oil expense	280	59	696	59
Depreciation, depletion, amortization and accretion	742	442	1,694	1,277
General and administrative expenses	49	34	141	111
Merger and integration expenses	258	1	273	11
Other operating expenses	35	47	68	113
Total costs and expenses	1,935	1,000	4,371	2,819
Income (loss) from operations	710	1,340	2,984	3,365
Other income (expense):
Interest expense, net	(18)	(37)	(101)	(130)
Other income (expense), net	89	33	87	61
Gain (loss) on derivative instruments, net	131	(76)	101	(358)
Gain (loss) on extinguishment of debt	—	—	2	(4)
Income (loss) from equity investments, net	6	9	23	39
Total other income (expense), net	208	(71)	112	(392)
Income (loss) before income taxes	918	1,269	3,096	2,973
Provision for (benefit from) income taxes	210	276	685	648
Net income (loss)	708	993	2,411	2,325
Net income (loss) attributable to non-controlling interest	49	78	147	142
Net income (loss) attributable to Diamondback Energy, Inc.	$659	$915	$2,264	$2,183

Earnings (loss) per common share:
Basic	$3.19	$5.07	$12.00	$12.01
Diluted	$3.19	$5.07	$12.00	$12.01
Weighted average common shares outstanding:
Basic	204,730	178,872	187,253	180,400
Diluted	204,730	178,872	187,253	180,400

See accompanying condensed notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares	Amount
	($ in millions, shares in thousands)
Balance December 31, 2023	178,724	$2	$14,142	$2,489	$(8)	$805	$17,430
Distribution equivalent rights payments	—	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	21	—	—	—	21
Cash paid for tax withholding on vested equity awards	(187)	—	(34)	—	—	—	(34)
Repurchased shares under buyback program	(279)	—	(42)	—	—	—	(42)
Proceeds from partial sale of investment in Viper Energy, Inc.	—	—	219	—	—	197	416
Dividends to non-controlling interest	—	—	—	—	—	(44)	(44)
Dividends paid	—	—	—	(548)	—	—	(548)
Issuance of shares upon vesting of equity awards	82	—	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	(55)	—	—	70	15
Net income (loss)	—	—	—	768	—	41	809
Balance March 31, 2024	178,340	2	14,251	2,705	(8)	1,069	18,019
Viper equity-based compensation	—	—	—	—	—	1	1
Distribution equivalent rights payments	—	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	25	—	—	—	25
Cash paid for tax withholding on vested equity awards	(16)	—	(3)	—	—	—	(3)
Dividends to non-controlling interest	—	—	—	—	—	(54)	(54)
Dividends paid	—	—	—	(352)	—	—	(352)
Issuance of shares upon vesting of equity awards	70	—	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	(6)	—	—	6	—
Net income (loss)	—	—	—	837	—	57	894
Balance June 30, 2024	178,394	2	14,267	3,187	(8)	1,079	18,527
Viper equity-based compensation	—	—	—	—	—	1	1
Distribution equivalent rights payments	—	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	23	—	—	—	23
Repurchased shares under buyback program	(2,920)	—	(515)	—	—	—	(515)
Common shares issued for acquisition	117,267	1	20,109	—	—	—	20,110
Net proceeds from Viper's issuance of common stock	—	—	—	—	—	476	476
Dividends to non-controlling interest	—	—	—	—	—	(59)	(59)
Dividends paid	—	—	—	(416)	—	—	(416)
Issuance of shares upon vesting of equity awards	2	—	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	123	—	—	(156)	(33)
Net income (loss)	—	—	—	659	—	49	708
Balance September 30, 2024	292,743	$3	$34,007	$3,427	$(8)	$1,390	$38,819

See accompanying condensed notes to consolidated financial statements.

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

See accompanying condensed notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Cash flows from operating activities:
Net income (loss)	$2,411	$2,325
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (benefit from) deferred income taxes	180	185
Depreciation, depletion, amortization and accretion	1,694	1,277
(Gain) loss on extinguishment of debt	(2)	4
(Gain) loss on derivative instruments, net	(101)	358
Cash received (paid) on settlement of derivative instruments	(36)	(62)
(Income) loss from equity investment, net	(23)	(39)
Equity-based compensation expense	49	40
Other	77	(23)
Changes in operating assets and liabilities:
Accounts receivable	61	(218)
Income tax receivable	12	267
Prepaid expenses and other current assets	78	5
Accounts payable and accrued liabilities	(490)	46
Income taxes payable	(51)	4
Revenues and royalties payable	109	139
Other	104	(12)
Net cash provided by (used in) operating activities	4,072	4,296
Cash flows from investing activities:
Drilling, completions, infrastructure and midstream additions to oil and natural gas properties	(1,934)	(2,052)
Property acquisitions	(7,994)	(1,193)
Proceeds from sale of assets	459	1,400
Other	103	(14)
Net cash provided by (used in) investing activities	(9,366)	(1,859)
Cash flows from financing activities:
Proceeds under term loan agreement	1,000	—
Proceeds from borrowings under credit facilities	1,185	4,466
Repayments under credit facilities	(1,333)	(4,368)
Proceeds from senior notes	5,500	—
Repayment of senior notes	(25)	(134)
Repurchased shares under buyback program	(557)	(709)
Repurchased shares/units under Viper's buyback program	—	(67)
Proceeds from partial sale of investment in Viper Energy, Inc.	451	—
Net proceeds from Viper's issuance of common stock	476	—
Dividends paid to stockholders	(1,316)	(841)
Dividends/distributions to non-controlling interest	(157)	(84)
Other	(142)	(34)
Net cash provided by (used in) financing activities	5,082	(1,771)
Net increase (decrease) in cash and cash equivalents	(212)	666
Cash, cash equivalents and restricted cash at beginning of period	585	164
Cash, cash equivalents and restricted cash at end of period	$373	$830
See accompanying condensed notes to consolidated financial statements.

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

As of September 30, 2024, the wholly owned subsidiaries of Diamondback include Diamondback E&P LLC (“Diamondback E&P”), a Delaware limited liability company, Rattler Midstream GP LLC, a Delaware limited liability company, Rattler Midstream LP, a Delaware limited partnership, QEP Resources, Inc., a Delaware corporation and Eclipse Merger Sub II, LLC, a Delaware limited liability company.

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

On October 31, 2023, pursuant to a common unit purchase and sale agreement entered into on September 4, 2023, Viper issued approximately 7.22 million of its common units, which were converted to shares of Viper Class A common stock at the time of the Viper Conversion, to the Company at a price of $27.72 per unit for total consideration to Viper of approximately $200 million. On March 5, 2024, the Company exercised certain of its demand rights, pursuant to a registration rights agreement initially entered into on June 23, 2014, as amended and restated on May 9, 2018 and November 10, 2023, and on March 8, 2024, completed a public offering of approximately 13.23 million of Viper’s Class A common stock at a price of $35.00 per share for proceeds, net of underwriters’ discount, of approximately $451 million. After this offering, the Company owned less than 50% of Viper’s combined outstanding Class A common stock and Class B common stock, resulting in Viper no longer being a controlled company under the Nasdaq rules. As of September 30, 2024, following the completion of the Viper 2024 Equity Offering (as defined and discussed in Note 10—Stockholders' Equity and Earnings (Loss) Per Share) the Company’s ownership of Viper’s voting securities was further reduced to approximately 45%. However, the Company determined, in each case, that it still controls the activities of Viper in accordance with the guidance for variable interest entities in Accounting Standards Codification Topic 810— “Consolidation” (“ASC 810”) and therefore continues to consolidate Viper in the Company’s financial statements at September 30, 2024. See further discussion of the Company’s determination that Viper is a variable interest entity (“VIE”) in Note 2—Summary of Significant Accounting Policies. The results of operations attributable to the non-controlling interest in Viper are presented within equity and net income and are shown separately from the equity and net income attributable to the Company.

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

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, the war in Ukraine, the Israel-Hamas war and other conflicts in the Middle East, global supply chain disruptions, recent measures to combat persistent inflation and instability in the financial sector have contributed to recent economic and pricing volatility. The financial results of companies in the oil and natural gas industry have been impacted materially as a result of these events and changing market conditions. Such circumstances generally increase uncertainty in the Company’s accounting estimates, particularly those involving financial forecasts.

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

In connection with the reduction of the Company’s ownership percentage in Viper to below 50% in March 2024, the Company re-evaluated whether Viper should continue to be consolidated in the Company’s financial statements. Viper meets the definition of a VIE under ASC 810 and the Company continues to be the primary beneficiary of the VIE through its ability, via existing contractual agreements, to direct the activities that most significantly affect the economic performance of Viper. The Company also has the obligation to absorb losses and the right to receive benefits that could be significant to Viper. As such, the Company will continue to consolidate the activity of Viper. The Viper 2024 Equity Offering (as defined and discussed in Note 10—Stockholders' Equity and Earnings (Loss) Per Share) was not determined to be an event that would cause the Company to change its conclusion regarding Viper’s status as a VIE.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) – Disaggregation of Income Statement Expenses,” which requires additional disclosure about specified categories of expenses included in relevant expense captions presented on the income statement. The amendments are effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either prospectively or retrospectively. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures. Adoption of the update will not impact the Company’s financial position, results of operations or liquidity.

The Company considers the applicability and impact of all ASUs. ASUs not listed above were assessed and determined to be either not applicable, previously disclosed, or not material upon adoption.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from Contracts with Customers

The following tables present the Company’s revenue from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Oil sales	$2,160	$1,997	$6,025	$5,359
Natural gas sales	(17)	80	38	197
Natural gas liquid sales	211	188	566	507
Total oil, natural gas and natural gas liquid revenues	2,354	2,265	6,629	6,063
Sales of purchased oil	282	59	698	59
Other service revenues	6	13	21	56
Total revenue from contracts with customers	$2,642	$2,337	$7,348	$6,178

The following tables present the Company’s revenue from oil, natural gas, and natural gas liquids disaggregated by basin:

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$1,823	$336	$1	$2,160	$1,588	$407	$2	$1,997
Natural gas sales	(8)	(9)	—	(17)	52	28	—	80
Natural gas liquid sales	179	33	(1)	211	138	50	—	188
Total	$1,994	$360	$—	$2,354	$1,778	$485	$2	$2,265

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$4,985	$1,034	$6	$6,025	$4,205	$1,149	$5	$5,359
Natural gas sales	28	9	1	38	131	66	—	197
Natural gas liquid sales	444	122	—	566	363	144	—	507
Total	$5,457	$1,165	$7	$6,629	$4,699	$1,359	$5	$6,063

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
4.    ACQUISITIONS AND DIVESTITURES

2024 Activity

Acquisitions

Endeavor Acquisition

For details on the Endeavor Acquisition, which closed on September 10, 2024, see Note 5—Endeavor Energy Resources, LP Acquisition.

Viper Q Acquisition

On September 3, 2024, Viper and Viper LLC acquired all of the issued and outstanding equity interests in Tumbleweed-Q Royalties, LLC (the “Viper Q Acquisition”), pursuant to a definitive purchase and sale agreement for consideration consisting of (i) approximately $114 million in cash, subject to transaction costs and customary post-closing adjustments, and (ii) contingent cash consideration of up to $5 million, payable in January of 2026, based on the average price of WTI sweet crude oil prompt month futures contracts for the calendar year 2025 (the “WTI 2025 Average”). The mineral and royalty interests acquired in the Viper Q Acquisition represent approximately 406 net royalty acres located primarily in the Permian Basin. The contingent cash consideration was recorded at its fair value of $3 million. Viper funded the cash consideration, and intends to fund any contingent cash consideration, for the Viper Q Acquisition through a combination of cash on hand and borrowings under the Viper LLC credit agreement.

Viper M Acquisition

On September 3, 2024, Viper and Viper LLC acquired all of the issued and outstanding equity interests in MC TWR Royalties, LP and MC TWR Intermediate, LLC (the “Viper M Acquisition” and, together with the Viper Q Acquisition, the “Viper Q&M Acquisitions”), pursuant to a definitive purchase and sale agreement for consideration consisting of (i) approximately $76 million in cash, subject to transaction costs and customary post-closing adjustments, and (ii) contingent cash consideration of up to $4 million, payable in January of 2026, based on the WTI 2025 Average. The mineral and royalty interests acquired in the Viper M Acquisition represent approximately 267 net royalty acres located primarily in the Permian Basin. The contingent cash consideration was recorded at its fair value of $2 million. Viper funded the cash consideration, and intends to fund any contingent cash consideration, for the Viper M Acquisition through a combination of cash on hand and borrowings under the Viper LLC credit agreement.

See Note 14—Fair Value Measurements for further discussion of the fair value of the Viper Q&M Acquisitions contingent consideration liabilities (collectively, the “2026 WTI Contingent Liability”).

Divestitures

WTG Midstream Transaction

The Company owns a 25% non-operating equity investment in Remuda Midstream Holdings LLC, referred to as the “WTG joint venture”. On July 15, 2024, the WTG joint venture sold its WTG Midstream LLC subsidiary (the “WTG Midstream Transaction”), for which the Company received as its portion of the consideration 10.1 million common units issued by Energy Transfer LP (NYSE: ET) and $190 million in cash, subject to customary post-closing adjustments. The common unit consideration is also subject to preferred distributions to incentive members of the WTG joint venture which reduce the proceeds attributable to the Company. At the closing of the WTG Midstream Transaction, the value attributable to the Company of the 10.1 million common units was approximately $135 million, of which approximately $81 million was received by the Company and $54 million was held in escrow pursuant to an escrow agreement entered into by the WTG joint venture in connection with the initial transaction. The total value of distributions received by the Company through September 30, 2024 of $271 million (excluding amounts held in escrow) exceeded the carrying value of the Company’s investment balance in the WTG joint venture, resulting in a gain of approximately $76 million, which is included in the caption “Other income (expense), net” in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
2023 Activity

Acquisitions

GRP Acquisition

On November 1, 2023, Viper and Viper LLC acquired certain mineral and royalty interests from Royalty Asset Holdings, LP, Royalty Asset Holdings II, LP and Saxum Asset Holdings, LP and affiliates of Warwick Capital Partners and GRP Energy Capital (collectively, “GRP”), pursuant to a definitive purchase and sale agreement for approximately 9.02 million Viper common units and $748 million in cash, including transaction costs and customary post-closing adjustments (the “GRP Acquisition”). The mineral and royalty interests acquired in the GRP Acquisition represent 4,600 net royalty acres in the Permian Basin, plus an additional 2,700 net royalty acres in other major basins. The cash consideration for the GRP Acquisition was funded through a combination of cash on hand and held in escrow, borrowings under the Viper LLC credit agreement, proceeds from Viper’s offering of $400 million in aggregate principal amount of its 7.375% Senior Notes due in 2031 and proceeds from the $200 million common unit issuance to the Company.

Lario Acquisition

On January 31, 2023, the Company closed on its acquisition of all leasehold interests and related assets of Lario Permian, LLC, a wholly owned subsidiary of Lario Oil and Gas Company, and certain associated sellers (collectively “Lario”). The acquisition included approximately 25,000 gross (16,000 net) acres in the Midland Basin and certain related oil and gas assets (the “Lario Acquisition”), in exchange for 4.33 million shares of the Company’s common stock and $814 million in cash, including certain customary post-closing adjustments. Approximately $113 million of the cash consideration was deposited in an indemnity holdback escrow account at closing and was distributed upon satisfactory settlement of any potential title defects on the acquired properties during the first quarter of 2024. The cash consideration for the Lario Acquisition was funded through a combination of cash on hand, a portion of the net proceeds from the Company’s offering of 6.250% Senior Notes due 2053 and borrowings under the Company’s revolving credit facility.

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

Divestitures

Divestiture of Deep Blue Water Assets and Deep Blue Formation

On September 1, 2023, the Company closed on a joint venture agreement with Five Point Energy LLC (“Five Point”) to form Deep Blue Midland Basin LLC (“Deep Blue”). At closing, the Company contributed certain treated water, fresh water and saltwater disposal assets (the “Deep Blue Water Assets”) with a net carrying value of $703 million, including certain post-closing adjustments, and Five Point contributed $251 million in cash to Deep Blue. In exchange for these contributions, Deep Blue issued the Company a one-time cash distribution of approximately $516 million and issued to the Company a 30% equity ownership and voting interest, and issued to Five Point a 70% equity ownership and voting interest.

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

The Company recorded its 30% equity interest in Deep Blue at fair value based on the cash consideration and contingent consideration contributed by Five Point to Deep Blue in exchange for its 70% equity ownership. The Company’s equity method investment in Deep Blue had an initial fair value of $126 million. The Company’s proportionate share of the income or loss from Deep Blue is recognized on a two-month lag. The Company has recognized an aggregate $13 million loss on the sale of its Deep Blue Water Assets, of which approximately $1 million was recognized during the nine months ended September 30, 2024. The loss on the sale of Deep Blue Water Assets is included in the caption “Other operating expenses” in the condensed consolidated statement of operations. The majority of measurements utilized to determine the fair value amounts reported above relating to this transaction are based on inputs that are not observable in the market and are therefore considered Level 3 inputs in the fair value hierarchy.

The Company and Five Point currently anticipate collectively contributing $500 million in follow-on capital to fund future growth projects and acquisitions.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
As part of the transaction, the Company also entered into a 15-year dedication with Deep Blue for its produced water and supply water within a 12-county area of mutual interest in the Midland Basin. See Note 8—Related Party Transactions for further discussion of transactions with Deep Blue.

OMOG Divestiture

On July 28, 2023, the Company divested its 43% limited liability company interest in OMOG JV LLC (“OMOG”) for $225 million in cash received at closing. This divestiture resulted in a gain on the sale of equity method investments of approximately $35 million, which is included in the caption “Other income (expense), net” on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023. The Company used its net proceeds from this transaction for debt reduction and other general corporate purposes.

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

The divestitures of non-core oil and gas assets did not result in a significant alteration of the relationship between the Company’s capitalized costs and proved reserves and, accordingly, the Company recorded the proceeds as a reduction of its full cost pool with no gain or loss recognized on the sales.

Gray Oak Divestiture

On January 9, 2023, the Company divested its 10% non-operating equity investment in Gray Oak Pipeline, LLC (“Gray Oak”) for $172 million in net cash proceeds and recorded a gain on the sale of equity method investments of approximately $53 million, which is included in the caption “Other income (expense), net” on the condensed consolidated statements of operations for the three and nine months ended September 30, 2023.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
5.    ENDEAVOR ENERGY RESOURCES, LP ACQUISITION

On September 10, 2024, the Company completed its acquisition of Endeavor Parent, LLC (“Endeavor”) (the “Endeavor Acquisition”) for consideration consisting of (i) $7.1 billion in cash paid to the Endeavor equityholders, subject to certain customary post-closing adjustments, (ii) $238 million for the repayment of Endeavor’s net debt, which included the $219 million net debt position and the associated $19 million make-whole premium paid upon redemption of the senior notes and costs incurred to terminate Endeavor’s revolving credit facility, and (iii) approximately 117.27 million shares of the Company’s common stock. The Endeavor Acquisition included approximately 500,849 gross (361,927 net) acres, which are primarily located in the Permian Basin. Following the Endeavor Acquisition, the Company believes its inventory will have industry-leading depth and quality that will be converted into cash flow with the industry’s lowest cost structure, creating a differentiated value proposition for Diamondback stockholders.

The cash consideration for the Endeavor Acquisition was funded through a combination of cash on hand, the net proceeds from the Company’s April 2024 Notes offering and borrowings under the Tranche A Loans. Immediately following the close of the Endeavor Acquisition, Endeavor equityholders held approximately 39.8% of Diamondback’s common stock.

Following the closing of the Endeavor Acquisition, the Company filed with the SEC a shelf registration statement, which became immediately effective upon filing, registering for resale the shares of common stock issued in the Endeavor Acquisition, as required by the terms of the related registration rights agreement.

The following table presents the acquisition consideration paid to Endeavor equityholders in the Endeavor Acquisition (in millions, except per share data, shares in thousands):

Consideration:
Shares of Diamondback common stock issued at closing	117,267
Closing price per share of Diamondback common stock on the closing date	$171.49
Fair value of Diamondback common stock issued	$20,110

Base cash amount	$8,000
Preliminary closing adjustments	(928)
Cash consideration to Endeavor equityholders	7,072
Cash payment of net debt position and make-whole amount	238
Total cash consideration	7,310

Total consideration (including fair value of Diamondback common stock issued)	$27,420

Purchase Price Allocation

The Endeavor Acquisition has been accounted for under the acquisition method of accounting for business combinations in accordance with Accounting Standards Codification 805, Business Combinations (“ASC 805”). The following table represents the preliminary allocation of the total purchase price for the acquisition of Endeavor to the identifiable assets acquired and the liabilities assumed based on the fair values at the acquisition date. Although the purchase price allocation is substantially complete as of the date of this filing, certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, final tax returns that provide the underlying tax basis of Endeavor’s assets and liabilities. As such, there may be further adjustments to the fair value of certain assets acquired and liabilities assumed, including Endeavor’s deferred tax liability, oil and natural gas properties, which include mineral and royalty interests acquired, and other property and equipment. The Company expects to complete the purchase price allocation during the 12-month period following the acquisition date.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The following table sets forth the Company’s preliminary purchase price allocation (in millions):

Total consideration	$27,420

Fair value of liabilities assumed:
Accounts payable - trade	$18
Accrued capital expenditures	173
Other accrued liabilities	613
Revenues and royalties payable	567
Derivative instruments	5
Income taxes payable	202
Other current liabilities	21
Asset retirement obligations	186
Deferred income taxes	7,280
Other long-term liabilities	5
Amount attributable to liabilities acquired	$9,070

Fair value of assets acquired:
Accounts receivable - joint interest and other, net	$70
Accounts receivable - oil and natural gas sales, net	660
Inventories	77
Derivative instruments	25
Prepaid expenses and other current assets	20
Oil and natural gas properties	34,833
Other property, equipment and land	776
Other assets	29
Amount attributable to assets acquired	$36,490

Net assets acquired and liabilities assumed	$27,420

The purchase price allocation above is based on the fair values of the assets and liabilities of Endeavor as of the closing date of the Endeavor Acquisition. The majority of the measurements of assets acquired and liabilities assumed are based on inputs that are not observable in the market and are therefore considered Level 3 inputs. The fair value of acquired property and equipment is based on the cost approach, which utilized asset listings and cost records with consideration for the reported age, condition, utilization and economic support of the assets. Oil and natural gas properties were valued using an income approach utilizing the discounted cash flow method, which takes into account production and mineral interest forecasts, projected commodity prices and pricing differentials, and estimates of future capital and operating costs which were then discounted utilizing an estimated weighted-average cost of capital for industry market participants. The value of derivative instruments was based on observable inputs including forward commodity-price curves which are considered Level 2 inputs. Deferred income taxes represent the tax effects of differences in the tax basis and acquisition-date fair values of assets acquired and liabilities assumed. The fair values of asset retirement obligations and inventories were calculated in accordance with the Company’s internal policies as described in Note 13—Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The fair values of various current assets and liabilities including accounts receivable and accounts payable approximate their carrying values on the closing date of the Endeavor Acquisition because of the short-term nature of the instruments.

With the completion of the Endeavor Acquisition, the Company acquired proved properties of $20.9 billion and unproved properties of $13.9 billion, primarily in the Midland Basin.

The results of operations attributable to the Endeavor Acquisition since the acquisition date have been included in the condensed consolidated statements of operations and include $297 million of total revenue and $57 million of net income for the three and nine months ended September 30, 2024.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Pro Forma Financial Information

The following unaudited summary pro forma financial information for the three and nine months ended September 30, 2024 and 2023 has been prepared to give effect to the Endeavor Acquisition as if it had occurred on January 1, 2023. The unaudited pro forma financial information does not purport to be indicative of what the combined company’s results of operations would have been if the transaction had occurred on the dates indicated, nor is it indicative of the future financial position or results of operations of the combined company.

The below information reflects pro forma adjustments for the issuance of the Company’s common stock as consideration for the Endeavor Acquisition, as well as pro forma adjustments based on available information and certain assumptions that the Company believes are reasonable, including adjustments to depreciation, depletion and amortization based on the full cost method of accounting.

Additionally, pro forma earnings for the three and nine months ended September 30, 2024 include historical acquisition-related costs incurred by Endeavor of $412 million and $415 million, respectively, which consist primarily of incentive compensation, investment banking and legal costs. The Company incurred acquisition related costs of $258 million and $273 million for the three and nine months ended September 30, 2024 which consist primarily of $171 million in severance and accelerated incentive compensation payments to former Endeavor employees, $78 million in investment banking and legal costs incurred upon the closing of the Endeavor Acquisition, and other individually insignificant items including SEC filing fees and other professional fees. The pro forma results of operations do not include any cost savings or other synergies that may result from the Endeavor Acquisition or any estimated costs that have been or will be incurred by the Company to integrate the acquired assets. The pro forma financial data does not include the results of operations for any other acquisitions made during the periods presented, as they were primarily acreage acquisitions, and their results were not deemed material.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except per share amounts)
Revenues	$3,877	$4,052	$11,800	$10,773
Income (loss) from operations	$983	$2,228	$4,797	$5,619
Net income (loss) attributable to Diamondback Energy, Inc.	$853	$1,582	$2,020	$3,888
Basic earnings (loss) per common share	$2.87	$5.32	$6.79	$12.99
Diluted earnings (loss) per common share	$2.87	$5.32	$6.79	$12.99

6.    PROPERTY AND EQUIPMENT

Property and equipment includes the following as of the dates indicated:

	September 30,	December 31,
	2024	2023
	(In millions)
Oil and natural gas properties:
Subject to depletion	$57,747	$33,771
Not subject to depletion	21,971	8,659
Gross oil and natural gas properties	79,718	42,430
Accumulated depletion	(9,966)	(8,333)
Accumulated impairment	(7,954)	(7,954)
Oil and natural gas properties, net	61,798	26,143
Other property, equipment and land	1,417	673
Accumulated depreciation, amortization, accretion and impairment	(162)	(142)
Total property and equipment, net	$63,053	$26,674

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter which determines a limit, or ceiling, on the book value of proved oil and natural gas properties. No impairment expense was recorded for the three and nine months ended September 30, 2024 or 2023 based on the results of the respective quarterly ceiling tests.

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

7.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligations liability for the following periods:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Asset retirement obligations, beginning of period	$245	$347
Additional liabilities incurred	5	5
Liabilities acquired	191	7
Liabilities settled and divested	(21)	(83)
Accretion expense	13	12
Revisions in estimated liabilities	75	(42)
Asset retirement obligations, end of period	508	246
Less current portion(1)	15	6
Asset retirement obligations - long-term	$493	$240
(1) The current portion of the asset retirement obligation is included in the caption “Other accrued liabilities” in the Company’s condensed consolidated balance sheets.

8.    RELATED PARTY TRANSACTIONS

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

The following table presents the significant related party balances included in the condensed consolidated balance sheets at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
	(In millions)
Current assets - Accounts receivable	$5	$61
Current liabilities - Accrued capital expenditures	$(48)	$(21)
Current liabilities - Other accrued liabilities	$(35)	$(18)

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
During the three and nine months ended September 30, 2024, the Company recorded approximately $30 million and $90 million, respectively, for water services provided by Deep Blue during the completion phase of wells. These costs were capitalized and are included in the caption “Oil and natural gas properties” on the condensed consolidated balance sheets.

The following table presents the significant related party transactions included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Lease operating expenses	$29	$8	$83	$8

9.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	September 30,	December 31,
	2024	2023
	(In millions)
3.250% Senior Notes due 2026	$750	$750
5.625% Senior Notes due 2026	14	14
5.200% Senior Notes due 2027	850	—
7.125% Medium-term Notes, Series B, due 2028	73	73
3.500% Senior Notes due 2029	915	921
5.150% Senior Notes due 2030	850	—
3.125% Senior Notes due 2031	767	789
6.250% Senior Notes due 2033	1,100	1,100
5.400% Senior Notes due 2034	1,300	—
4.400% Senior Notes due 2051	650	650
4.250% Senior Notes due 2052	750	750
6.250% Senior Notes due 2053	650	650
5.750% Senior Notes due 2054	1,500	—
5.900% Senior Notes due 2064	1,000	—
Tranche A Loans	1,000	—
Unamortized debt issuance costs	(93)	(46)
Unamortized discount costs	(26)	(23)
Unamortized premium costs	3	4
Unamortized basis adjustment of dedesignated interest rate swap agreements(1)	(75)	(84)
Revolving credit facility	115	—
Viper revolving credit facility	—	263
Viper 5.375% Senior Notes due 2027	430	430
Viper 7.375% Senior Notes due 2031	400	400
Total debt, net	12,923	6,641
Less: current maturities of debt	1,000	—
Total long-term debt	$11,923	$6,641
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

Credit Agreement

On March 6, 2024, Diamondback E&P, as borrower, and Diamondback Energy, Inc., as parent guarantor, entered into a fourteenth amendment to the existing credit agreement, which upon consummation of the Endeavor Acquisition, (i) increased the maximum credit amount from $1.6 billion to $2.5 billion, (ii) decreased the swingline commitments amount from $100 million to $50 million and (iii) made certain amendments to the representations and warranties, affirmative and negative covenants, and events of default. As of September 30, 2024, the Company had $115 million outstanding borrowings under the credit agreement and approximately $2.4 billion available for future borrowings. During the three and nine months ended September 30, 2024, the weighted average interest rate on borrowings under the credit agreement was 6.64%. During the three and nine months ended September 30, 2023, the weighted average interest rate on borrowings under the credit agreement was 6.59% and 6.31%, respectively. The credit agreement matures on June 2, 2028.

As of September 30, 2024, the Company was in compliance with all financial maintenance covenants under the credit agreement.

Term Loan Agreement

In connection with the Endeavor Acquisition, Diamondback Energy, Inc., as guarantor, entered into a Term Loan Credit Agreement with Diamondback E&P LLC, as borrower, and Citibank, N.A., as administrative agent (the “Term Loan Agreement”) on February 29, 2024.

The Term Loan Agreement provided the Company with the ability to borrow up to $1.5 billion, which was comprised of $1.0 billion of Tranche A Loans and $500 million of Tranche B Loans on an unsecured basis to fund a portion of the cash consideration for the Endeavor Acquisition, repay certain debt of Endeavor or pay fees, costs and expenses related to the acquisition. The undrawn Tranche B Loans were terminated on August 2, 2024. As of September 30, 2024, the Company had $1.0 billion outstanding borrowings under the Tranche A Loans under the Term Loan Agreement and no availability for future borrowings. During the three and nine months ended September 30, 2024, the weighted average interest rate on borrowings under the Term Loan Agreement was 6.46%.

The Tranche A Loans were made in a single borrowing on the date of closing of the Endeavor Acquisition (the “Closing Date”) and will mature and be payable in full on the first anniversary of the Closing Date.

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

Bridge Facility

On February 11, 2024, in connection with the Endeavor Acquisition, Diamondback Energy, Inc., as guarantor, obtained commitments of $8.0 billion to a 364-day senior unsecured term loan facility with Diamondback E&P LLC, as borrower, and Citigroup Global Markets Inc., as administrative agent (the “Bridge Facility”). The Bridge Facility was reduced on a dollar-for-dollar basis by the amount of the Term Loan Agreement to $6.5 billion on February 29, 2024 and was further reduced on a dollar-for-dollar basis by the amount of the April 2024 Notes (as defined below) to $1.0 billion. The undrawn Bridge Facility was terminated on June 4, 2024. The Company recorded additional interest expense of $28 million during the nine months ended September 30, 2024, respectively, related to the amortization and write-off of debt issuance costs incurred for the Bridge Facility.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Issuance of Notes

On April 18, 2024, Diamondback Energy, Inc., as borrower, and Diamondback E&P LLC, as guarantor, issued an aggregate of $5.5 billion in senior notes, consisting of (i) $850 million aggregate principal amount of 5.200% Senior Notes due April 18, 2027 (the “2027 Notes”), (ii) $850 million aggregate principal amount of 5.150% Senior Notes due January 30, 2030 (the “2030 Notes”), (iii) $1.3 billion aggregate principal amount of 5.400% Senior Notes due April 18, 2034 (the “2034 Notes”), (iv) $1.5 billion aggregate principal amount of 5.750% Senior Notes due April 18, 2054 (the “2054 Notes”), and (v) $1.0 billion aggregate principal amount of 5.900% Senior Notes due April 18, 2064 (the “2064 Notes” and together with the 2027 Notes, the 2030 Notes the 2034 Notes and the 2054 Notes, the “April 2024 Notes”). The Company received net proceeds of $5.5 billion, after underwriters’ discounts and transaction costs. Interest on the 2030 Notes is payable semi-annually on January 30 and July 30 of each year, beginning on July 30, 2024. Interest on each other series of notes will be payable semi-annually on April 18 and October 18 of each year, beginning on October 18, 2024. The Company used the net proceeds to fund a portion of the cash consideration for the Endeavor Acquisition.

The April 2024 Notes are included in the Guaranteed Senior Notes for the Company, which are senior unsecured obligations and are fully and unconditionally guaranteed by Diamondback E&P, are senior in right of payment to any of the Company’s future subordinated indebtedness and rank equal in right of payment with all of the Company’s existing and future senior indebtedness.

Retirement of Notes

In the first quarter of 2024, the Company opportunistically repurchased principal amounts of $22 million of its 3.125% Senior Notes due 2031 and $6 million of its 3.500% Senior Notes due 2029 for total cash consideration, including accrued interest paid of $25 million. These repurchases resulted in an immaterial gain on extinguishment of debt during the nine months ended September 30, 2024.

Viper’s Credit Agreement

Viper LLC’s credit agreement, as amended to date, provides for a revolving credit facility in the maximum credit amount of $2.0 billion with a borrowing base of $1.3 billion. As of September 30, 2024, the elected commitment amount was $850 million, with no outstanding borrowings and $850 million available for future borrowings. During the three and nine months ended September 30, 2024 and 2023, the weighted average interest rates on borrowings under the Viper credit agreement were 7.51%, 7.52%, 7.58% and 7.37%, respectively. The revolving credit facility will mature on September 22, 2028. As of September 30, 2024, Viper LLC was in compliance with all financial maintenance covenants under the Viper LLC credit agreement.

10.    STOCKHOLDERS’ EQUITY AND EARNINGS (LOSS) PER SHARE

Stock Repurchase Program

On September 18, 2024, the Company’s board of directors approved an increase in the Company’s common stock repurchase program from $4.0 billion to $6.0 billion of the Company’s outstanding common stock, excluding excise tax. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and are subject to market conditions, applicable regulatory and legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the three and nine months ended September 30, 2024 and 2023, the Company repurchased approximately $515 million, $557 million, $56 million and $709 million of common stock under this repurchase program, respectively, in each case excluding excise tax. As of September 30, 2024, approximately $3.1 billion remained available for future repurchases under the Company’s common stock repurchase program, excluding excise tax.

Viper 2024 Equity Offering

On September 13, 2024, Viper completed an underwritten public offering of approximately 11.5 million shares of its Class A Common Stock, which included 1.5 million shares issued pursuant to an option to purchase additional shares of Class A Common Stock granted to the underwriters, at a price to the public of $42.50 per share for total net proceeds to Viper of approximately $476 million, after underwriters’ discounts and transaction costs (the “Viper 2024 Equity Offering”). The net

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
proceeds were used to fund a portion of the cash consideration for the Viper TWR Acquisition (as defined below in Note 17—Subsequent Events). Pending closing of the Viper TWR Acquisition, Viper temporarily repaid all of the amounts outstanding under the Viper LLC credit agreement with a portion of the net proceeds from the Viper 2024 Equity Offering.

Change in Ownership of Consolidated Subsidiaries

Non-controlling interests in the accompanying condensed consolidated financial statements represent minority interest ownership in Viper and are presented as a component of equity. When the Company’s relative ownership interests in Viper change, adjustments to non-controlling interest and additional paid-in-capital, tax effected, will occur.

The following table summarizes changes in the ownership interest in consolidated subsidiaries during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Net income (loss) attributable to the Company	$659	$915	$2,264	$2,183
Change in ownership of consolidated subsidiaries	123	(3)	62	(27)
Change from net income (loss) attributable to the Company's stockholders and transfers with non-controlling interest	$782	$912	$2,326	$2,156

Dividends

The following table presents dividends and distribution equivalent rights paid on the Company’s common stock during the respective periods:

	Base	Variable	Total Per Share	Total
	(In millions, except per share amounts)
2024
First quarter	$0.90	$2.18	$3.08	$552
Second quarter	0.90	1.07	1.97	355
Third quarter	0.90	1.44	2.34	419
Total year-to-date	$2.70	$4.69	$7.39	$1,326

2023
First quarter	$0.80	$2.15	$2.95	$546
Second quarter	0.80	0.03	0.83	151
Third quarter	0.84	—	0.84	151
Total year-to-date	$2.44	$2.18	$4.62	$848

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
A reconciliation of the components of basic and diluted earnings per common share is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except per share amounts, shares in thousands)
Net income (loss) attributable to common shares	$659	$915	$2,264	$2,183
Less: distributed and undistributed earnings allocated to participating securities(1)	6	8	17	17
Net income (loss) attributable to common stockholders	$653	$907	$2,247	$2,166
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	204,730	178,872	187,253	180,400
Effect of dilutive securities:
Weighted-average potential common shares issuable	—	—	—	—
Diluted weighted average common shares outstanding	204,730	178,872	187,253	180,400
Basic net income (loss) attributable to common shares	$3.19	$5.07	$12.00	$12.01
Diluted net income (loss) attributable to common shares	$3.19	$5.07	$12.00	$12.01
(1)    Unvested restricted stock awards and performance stock awards that contain non-forfeitable distribution equivalent rights are considered participating securities and therefore are included in the earnings per share calculation pursuant to the two-class method.

11.    EQUITY-BASED COMPENSATION

Under the Equity Plan approved by the board of directors, the Company is authorized to issue up to 11.8 million shares of incentive and non-statutory stock options, restricted stock awards and restricted stock units, performance awards and stock appreciation rights to eligible employees. The Company currently has outstanding restricted stock units and performance-based restricted stock units under the Equity Plan. At September 30, 2024, approximately 4.6 million shares of common stock remain available for future grants under the Equity Plan. The Company classifies its restricted stock units and performance-based restricted stock units as equity-based awards and estimates the fair values of restricted stock awards and units as the closing price of the Company’s common stock on the grant date of the award, which is expensed over the applicable vesting period.

In addition to the Equity Plan, Viper maintains its own long-term incentive plan, which is not significant to the Company.

The following table presents the financial statement impacts of equity compensation plans and related costs on the Company’s financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
General and administrative expenses	$16	$13	$49	$40
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	$8	$8	$22	$19

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Restricted Stock Units

The following table presents the Company’s restricted stock unit activity during the nine months ended September 30, 2024 under the Equity Plan:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2023	751,196	$132.29
Granted	355,283	$179.72
Vested	(154,168)	$145.03
Forfeited	(23,406)	$147.21
Unvested at September 30, 2024	928,905	$147.94

The aggregate grant date fair value of restricted stock units that vested during the nine months ended September 30, 2024 was $22 million. As of September 30, 2024, the Company’s unrecognized compensation cost related to unvested restricted stock units was $90 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Performance Based Restricted Stock Units

The following table presents the Company’s performance restricted stock units activity under the Equity Plan for the nine months ended September 30, 2024:

	Performance Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2023	278,056	$234.80
Granted	117,739	$341.14
Unvested at September 30, 2024(1)	395,795	$266.43
(1)A maximum of 940,051 units could be awarded based upon the Company’s final TSR ranking.

As of September 30, 2024, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $51 million, which is expected to be recognized over a weighted-average period of 1.5 years.

In March 2024, eligible employees received performance restricted stock unit awards totaling 110,989 units from which a minimum of 0% and a maximum of 200% of the units could be awarded based upon the measurement of total stockholder return of the Company’s common stock as compared to a designated peer group during the three-year performance period of January 1, 2024 to December 31, 2026 and cliff vest at December 31, 2026 subject to continued employment. The initial payout of the March 2024 awards will be further adjusted by a TSR modifier that may reduce the payout or increase the payout up to a maximum of 250%. Additionally, in September 2024 the Company granted 6,750 units under substantially the same terms as the March 2024 performance restricted stock unit awards.

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
The following table presents a summary of the grant-date fair values of performance restricted stock units granted and the related assumptions for the awards granted during the periods presented:

	March 2024	September 2024
Grant-date fair value	$341.38	$337.23
Risk-free rate	4.38%	3.54%
Company volatility	41.40%	34.40%

12.    INCOME TAXES

The following table provides the Company’s provision for (benefit from) income taxes and the effective income tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except for tax rate)
Provision for (benefit from) income taxes	$210	$276	$685	$648
Effective income tax rate	22.9%	21.7%	22.1%	21.8%

Total income tax expense from continuing operations for the three and nine months ended September 30, 2024 and 2023 differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income primarily due to (i) state income taxes, net of federal benefit, (ii) the impact of permanently nondeductible transaction costs, and (iii) other permanent differences between book and taxable income.

In connection with the closing of the Endeavor Acquisition, the Company assumed approximately $200 million of taxes payable and recognized a $7.3 billion deferred tax liability.

As of September 30, 2024, Viper maintained a partial valuation allowance against its deferred tax assets, based on its assessment of all available evidence, both positive and negative, supporting realizability of Viper’s deferred tax assets.

In connection with the Company’s public offering of Viper’s Class A common stock and resulting decrease in its ownership of Viper in March 2024, the Company recorded a $36 million increase in tax payable and a $3 million increase in deferred tax liability through paid in capital and an $18 million increase in the deferred tax asset, net of valuation allowance, through non-controlling interest on the Company’s condensed consolidated balance sheet.

Based on application of the Inflation Reduction Act of 2022 guidance, the Company’s income tax expense for the three and nine months ended September 30, 2024 was not impacted by the corporate alternative minimum tax.

13.    DERIVATIVES

At September 30, 2024, the Company has commodity derivative contracts and interest rate swaps outstanding. All derivative financial instruments are recorded at fair value.

Commodity Contracts

The Company has entered into multiple crude oil and natural gas derivatives, indexed to the respective indices as noted in the table below, to reduce price volatility associated with certain of its oil and natural gas sales. As part of the Endeavor Acquisition, the Company acquired a number of derivative financial instruments that were added to its hedging program during the third quarter of 2024. The Company has not designated its commodity derivative instruments as hedges for accounting purposes and, as a result, marks its commodity derivative instruments to fair value and recognizes the cash and non-cash changes in fair value in the condensed consolidated statements of operations under the caption “Gain (loss) on derivative instruments, net.”

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

As of September 30, 2024, the Company had the following outstanding commodity derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps		Collars
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Weighted Average Differential	Weighted Average Fixed Price	Weighted Average Floor Price	Weighted Average Ceiling Price
OIL
Oct. - Dec.	2024	Basis Swap(1)	43,000	Argus WTI Midland	$1.18	$—	$—	$—
Oct. - Dec.	2024	Roll Swap	40,000	WTI Cushing	$0.82	$—	$—	$—
Oct. - Dec.	2024	Costless Collar	46,000	WTI Cushing	$—	$—	$60.87	$89.91
Jan. - Mar.	2025	Basis Swap(1)	38,000	Argus WTI Midland	$1.17	$—	$—	$—
Jan. - Mar.	2025	Costless Collar	13,000	WTI Cushing	$—	$—	$60.00	$89.55
Apr. - Dec.	2025	Basis Swap(1)	25,000	Argus WTI Midland	$1.18	$—	$—	$—
NATURAL GAS
Oct. - Dec.	2024	Costless Collar	398,261	Henry Hub	$—	$—	$2.78	$6.53
Oct. - Dec.	2024	Basis Swap(1)	471,630	Waha Hub	$(1.11)	$—	$—	$—
Oct. - Dec.	2024	Swap	13,370	Henry Hub	$—	$3.23	$—	$—
Jan. - Mar.	2025	Costless Collar	670,000	Henry Hub	$—	$—	$2.53	$5.42
Jan. - Mar.	2025	Basis Swap(1)	600,000	Waha Hub	$(0.78)	$—	$—	$—
Apr. - Dec.	2025	Costless Collar	610,000	Henry Hub	$—	$—	$2.49	$5.47
Apr. - Dec.	2025	Basis Swap(1)	540,000	Waha Hub	$(0.80)	$—	$—	$—
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

Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Strike Price	Deferred Premium
OIL
Oct. - Dec.	2024	Put	79,000	Brent	$57.34	$1.51
Oct. - Dec.	2024	Put	35,000	Argus WTI Houston	$57.57	$1.61
Oct. - Dec.	2024	Put	125,000	WTI Cushing	$57.28	$1.61
Jan. - Mar.	2025	Put	45,000	Brent	$60.00	$1.45
Jan. - Mar.	2025	Put	33,000	Argus WTI Houston	$57.12	$1.50
Jan. - Mar.	2025	Put	131,000	WTI Cushing	$56.72	$1.57
Apr. - Jun.	2025	Put	26,000	Brent	$60.00	$1.44
Apr. - Jun.	2025	Put	21,000	Argus WTI Houston	$55.48	$1.41
Apr. - Jun.	2025	Put	102,000	WTI Cushing	$55.78	$1.54
Jul. - Sep.	2025	Put	7,000	Brent	$60.00	$1.61
Jul. - Sep.	2025	Put	7,000	Argus WTI Houston	$55.00	$1.53
Jul. - Sep.	2025	Put	38,000	WTI Cushing	$55.00	$1.50

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Interest Rate Swaps and Treasury Locks

Interest Rate Swaps

The Company had two receive-fixed, pay variable interest rate swap agreements for notional amounts of $600 million which are considered economic hedges of the Company’s $1.2 billion 3.50% fixed rate senior notes due 2029 (the “2029 Notes”). During the third quarter, the Company terminated and settled $300 million of the notional amount of interest rate swaps for a loss of $37 million recognized in the caption “Gain (loss) on derivative instruments, net” on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024. As a result of the partial termination, the Company has interest rate swap agreements for a notional amount of $900 million at September 30, 2024. The Company receives a fixed 3.50% rate of interest on these swaps and pays the variable rate of SOFR plus 2.1865%. The interest rate swaps are not treated as hedges for accounting purposes and, as a result, changes in fair value are recorded in earnings under the caption “Gain (loss) on derivative instruments, net” in the condensed consolidated statements of operations.

The interest rate swaps were designated as fair value hedges at inception, but the Company subsequently elected to discontinue hedge accounting. The cumulative fair value basis adjustment recorded at the time of dedesignation is being amortized to interest expense over the remaining term of the 2029 Notes utilizing the effective interest method. See Note 9—Debt for further details.

Treasury Locks

During the second quarter of 2024, the Company entered into certain treasury lock contracts to reduce the forecasted interest rate risk associated with the issuance of the April 2024 Notes. The treasury locks were terminated and settled upon issuance of the April 2024 Notes with a loss of $25 million recognized in the caption “Gain (loss) on derivative instruments, net” on the condensed consolidated statements of operations for the nine months ended September 30, 2024.

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

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Gain (loss) on derivative instruments, net:
Commodity contracts	$99	$(36)	$137	$(297)
Interest rate swaps(1)	32	(40)	(11)	(61)
Treasury locks	—	—	(25)	—
Total	$131	$(76)	$101	$(358)

Net cash received (paid) on settlements:
Commodity contracts	$33	$(24)	$53	$(40)
Interest rate swaps(1)	(37)	—	(64)	(22)
Treasury locks	—	—	(25)	—
Total	$(4)	$(24)	$(36)	$(62)
(1)The three and nine months ended September 30, 2024 includes cash paid on interest rate swaps terminated prior to their contractual maturity of $37 million.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

14.    FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As discussed in Note 13—Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, certain financial instruments of the Company are reported at fair value on the Company’s condensed consolidated balance sheets. The net amounts of derivative instruments are classified as current or noncurrent based on their anticipated settlement dates. The Company has an immaterial investment that is reported at fair value using observable, quoted stock prices and is included in “Other assets” on the Company’s condensed consolidated balance sheets at September 30, 2024 and December 31, 2023.

The Company has an immaterial contingent liability that is reported at fair value using observable market data inputs and a Monte Carlo pricing model, which are considered Level 2 inputs within the fair value hierarchy. The 2026 WTI Contingent Liability is recorded in “Other long-term liabilities” on the Company’s condensed consolidated balance sheets at September 30, 2024, with the change in fair value being recognized in “Gain (loss) on derivative instruments, net” on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2024.

The following table provides the fair value of financial instruments that are recorded at fair value in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Derivative instruments:
Commodity derivative instruments	$—	$164	$—	$164	$(122)	$42
Non-current assets- Derivative instruments:
Commodity derivative instruments	$—	$50	$—	$50	$(12)	$38
Non-current assets- Other assets:
Investment	$8	$—	$—	$8	$—	$8
Liabilities:
Current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$124	$—	$124	$(122)	$2
Interest rate swaps	$—	$32	$—	$32	$—	$32
Non-current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$13	$—	$13	$(12)	$1
Interest rate swaps	$—	$78	$—	$78	$—	$78
Non-current liabilities- Other long-term liabilities:
2026 WTI Contingent Liability	$—	$5	$—	$5	$—	$5

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Derivative instruments:
Commodity derivative instruments	$—	$88	$—	$88	$(71)	$17
Non-current assets- Derivative instruments:
Commodity derivative instruments	$—	$8	$—	$8	$(7)	$1
Non-current assets- Other assets:
Investment	$5	$—	$—	$5	$—	$5
Liabilities:
Current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$111	$—	$111	$(71)	$40
Interest rate swaps	$—	$46	$—	$46	$—	$46
Non-current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$12	$—	$12	$(7)	$5
Interest rate swaps	$—	$117	$—	$117	$—	$117

Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	September 30, 2024		December 31, 2023
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
(In millions)
Debt	$12,923	$12,994	$6,641	$6,507

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in certain circumstances. These assets and liabilities can include those acquired in a business combination, inventory, proved and unproved oil and gas properties, equity method investments, asset retirement obligations and other long-lived assets that are written down to fair value when they are impaired or held for sale. Refer to Note 4—Acquisitions and Divestitures, Note 5—Endeavor Energy Resources, LP Acquisition and Note 6—Property and Equipment for additional discussion of nonrecurring fair value adjustments.

Fair Value of Financial Assets

The carrying amount of cash and cash equivalents, receivables, prepaid expenses and other current assets, payables, other accrued liabilities and funds held in escrow approximate their fair value because of the short-term nature of the instruments.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
15.    SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Supplemental disclosure of cash flow information:
Cash (paid) received for income taxes, net	$(191)	$(195)
Supplemental disclosure of non-cash transactions:
Accrued capital expenditures included in accounts payable and accrued expenses	$710	$639
Common stock issued for acquisitions	$20,110	$633
Assets contributed in exchange for ownership interest in an equity method investment	$—	$126

16.    COMMITMENTS AND CONTINGENCIES

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

Several coastal Louisiana parishes and the State of Louisiana have filed numerous lawsuits under Louisiana’s State and Local Coastal Resources Management Act (“SLCRMA”) against numerous oil and gas producers seeking damages for coastal erosion in or near oil fields located within Louisiana’s coastal zone. The Company is a defendant in five of these cases. The Company has exercised contractual indemnification rights where applicable. Plaintiffs’ SLCRMA theories are unprecedented, and there remains significant uncertainty about the claims (both as to scope and damages). Although the Company cannot predict the ultimate outcome of these matters, the Company believes the claims lack merit and intends to continue vigorously defending these lawsuits.

17.    SUBSEQUENT EVENTS

TRP Energy, LLC Asset Exchange

On November 3, 2024, the Company entered into an exchange agreement with TRP Energy, LLC (“TRP”), pursuant to which the Company agreed to exchange certain of its assets consisting of approximately 35,000 net acres located in the Delaware Basin and $238 million in cash, subject to customary regulatory approvals and closing conditions, for certain of TRP’s assets consisting of approximately 15,000 net acres located in the Midland Basin with 55 operated locations. This transaction is expected to close by the end of 2024. The Company intends to fund the cash portion of the exchange with cash on hand and borrowings under its revolving credit facility.

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)
Third Quarter 2024 Dividend Declaration

On October 31, 2024, the board of directors of the Company declared a base cash dividend for the third quarter of 2024 of $0.90 per share of common stock, payable on November 21, 2024 to its stockholders of record at the close of business on November 14, 2024. Future base and variable dividends are at the discretion of the board of directors of the Company.

Viper TWR Acquisition

On October 1, 2024, Viper and Viper LLC acquired all of the issued and outstanding equity interests in TWR IV, LLC and TWR IV SellCo, LLC from Tumbleweed Royalty IV, LLC (“TWR IV”) and TWR IV SellCo Parent, LLC (the “Viper TWR Acquisition”), pursuant to a definitive purchase and sale agreement for consideration consisting of approximately (i) $459 million in cash, subject to transaction costs and customary post-closing adjustments, (ii) 10.09 million Viper LLC units to TWR IV, (iii) an option for TWR IV to acquire up to 10.09 million shares of Viper’s Class B Common Stock (the “TWR Class B Option”), and (iv) contingent cash consideration of up to $41 million, payable in January of 2026, based on the WTI 2025 Average.

TWR IV can exchange some or all of the Viper LLC units received for an equal number of shares of Viper’s Class A Common Stock upon expiration of the six month lockup period, and any Viper LLC units so exchanged will reduce the number of shares of Viper’s Class B Common Stock subject to the TWR Class B Option. The mineral and royalty interests acquired in the Viper TWR Acquisition represent approximately 3,067 net royalty acres located primarily in the Permian Basin. Viper funded the cash consideration through a combination of cash on hand, borrowings under the Viper LLC credit agreement and proceeds from the Viper 2024 Equity Offering.

18.    SEGMENT INFORMATION

As of September 30, 2024, the Company has one reportable segment, the upstream segment, which is engaged in the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves primarily in the Permian Basin in West Texas. Other operations are included in the “All Other” category in the table below. The sources of the revenue included in the “All Other” category include midstream gathering, compression, water handling, disposal and treatment operations which are primarily derived from intersegment transactions for services provided to the upstream segment. The segments comprise the structure used by the Company’s Chief Operating Decision Maker (“CODM”) to make key operating decisions and assess performance.

The following tables summarize the results of the Company’s operating segments during the periods presented:

	Upstream	All Other	Eliminations	Total
	(In millions)
Three Months Ended September 30, 2024:
Third-party revenues	$2,636	$9	$—	$2,645
Intersegment revenues	—	39	(39)	—
Total revenues	$2,636	$48	$(39)	$2,645
Depreciation, depletion, amortization and accretion	$735	$7	$—	$742
Income (loss) from operations	$709	$(1)	$2	$710
Interest expense, net	$(19)	$1	$—	$(18)
Other income (expense)	$123	$99	$(2)	$220
Income (loss) from equity investments	$—	$6	$—	$6
Provision for (benefit from) income taxes	$201	$9	$—	$210
Net income (loss) attributable to non-controlling interest	$49	$—	$—	$49
Net income (loss) attributable to Diamondback Energy, Inc.	$563	$96	$—	$659
As of September 30, 2024:
Total assets	$65,402	$952	$(607)	$65,747

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

	Upstream	All Other	Eliminations	Total
	(In millions)
Three Months Ended September 30, 2023:
Third-party revenues	$2,327	$13	$—	$2,340
Intersegment revenues	—	84	(84)	—
Total revenues	$2,327	$97	$(84)	$2,340
Depreciation, depletion, amortization and accretion	$435	$7	$—	$442
Income (loss) from operations	$1,339	$19	$(18)	$1,340
Interest expense, net	$(38)	$1	$—	$(37)
Other income (expense)	$(75)	$36	$(4)	$(43)
Income (loss) from equity investments	$—	$9	$—	$9
Provision for (benefit from) income taxes	$261	$15	$—	$276
Net income (loss) attributable to non-controlling interest	$78	$—	$—	$78
Net income (loss) attributable to Diamondback Energy, Inc.	$887	$50	$(22)	$915
As of December 31, 2023:
Total assets	$28,362	$1,242	$(603)	$29,001

	Upstream	All Other	Eliminations	Total
	(In millions)
Nine Months Ended September 30, 2024:
Third-party revenues	$7,327	$28	$—	$7,355
Intersegment revenues	—	117	(117)	—
Total revenues	$7,327	$145	$(117)	$7,355
Depreciation, depletion, amortization and accretion	$1,676	$18	$—	$1,694
Income (loss) from operations	$2,938	$34	$12	$2,984
Interest expense, net	$(102)	$1	$—	$(101)
Other income (expense)	$98	$99	$(7)	$190
Income (loss) from equity investments	$—	$23	$—	$23
Provision for (benefit from) income taxes	$671	$14	$—	$685
Net income (loss) attributable to non-controlling interest	$147	$—	$—	$147
Net income (loss) attributable to Diamondback Energy, Inc.	$2,116	$143	$5	$2,264
As of September 30, 2024:
Total assets	$65,402	$952	$(607)	$65,747

Diamondback Energy, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements - (Continued)
(Unaudited)

	Upstream	All Other	Eliminations	Total
	(In millions)
Nine Months Ended September 30, 2023:
Third-party revenues	$6,126	$58	$—	$6,184
Intersegment revenues	—	286	(286)	—
Total revenues	$6,126	$344	$(286)	$6,184
Depreciation, depletion, amortization and accretion	$1,244	$33	$—	$1,277
Income (loss) from operations	$3,320	$118	$(73)	$3,365
Interest expense, net	$(131)	$1	$—	$(130)
Other income (expense)	$(378)	$89	$(12)	$(301)
Income (loss) from equity investments	$—	$39	$—	$39
Provision for (benefit from) income taxes	$626	$22	$—	$648
Net income (loss) attributable to non-controlling interest	$142	$—	$—	$142
Net income (loss) attributable to Diamondback Energy, Inc.	$2,043	$225	$(85)	$2,183
As of December 31, 2023:
Total assets	$28,362	$1,242	$(603)	$29,001

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an independent oil and natural gas company currently focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. As discussed in Note 1—Description of the Business and Basis of Presentation and Note 18—Segment Information of the condensed notes to the consolidated financial statements, as of September 30, 2024, we have one reportable segment, the upstream segment.

Third Quarter 2024 Financial and Operating Highlights

•Recorded net income of $659 million.

•Paid dividends to stockholders of $416 million during the third quarter of 2024 and declared a base cash dividend payable in the fourth quarter of 2024 of $0.90 per share of common stock.

•Increased our common stock repurchase program authorization to $6.0 billion, excluding excise taxes, repurchased $515 million of our common stock and had approximately $3.1 billion available for future repurchases under our common stock repurchase program at September 30, 2024.

•Our cash operating costs were $11.49 per BOE, including lease operating expenses of $6.01 per BOE, cash general and administrative expenses of $0.63 per BOE and production and ad valorem taxes and gathering, processing and transportation expenses of $4.85 per BOE.

•Our average production was 571.1 MBOE/d.

•Drilled 71 gross horizontal wells in the Midland Basin and five gross horizontal wells in the Delaware Basin, and turned 95 gross operated horizontal wells (87 in the Midland Basin and eight in the Delaware Basin) to production.

•Incurred capital expenditures, excluding acquisitions, of $688 million.

Transactions and Recent Developments

Acquisitions and Divestitures

TRP Energy, LLC Asset Exchange

On November 3, 2024, we entered into an exchange agreement with TRP, pursuant to which we agreed to exchange certain of our assets consisting of approximately 35,000 net acres located in the Delaware Basin and $238 million in cash, subject to customary regulatory approvals and closing conditions, for certain of TRP’s assets consisting of approximately 15,000 net acres located in the Midland Basin. This transaction is expected to close by the end of 2024. We intend to fund the cash portion of the exchange with cash on hand and borrowings under our revolving credit facility.

Viper TWR Acquisition

On October 1, 2024 Viper and Viper LLC completed the Viper TWR Acquisition for consideration consisting of approximately $459 million of cash and 10.09 million Viper LLC units, subject to customary post-closing adjustments, and the TWR Class B Option. Additionally, the Viper TWR Acquisition contemplates contingent cash consideration of up to $41 million payable in January of 2026, based on the WTI 2025 Average. The mineral and royalty interests acquired in the Viper TWR Acquisition represent approximately 3,067 net royalty acres located primarily in the Permian Basin.

See Note 17—Subsequent Events of the condensed notes to the consolidated financial statements for further discussion of the transactions above.

Endeavor Acquisition

On September 10, 2024, we completed the Endeavor Acquisition for consideration consisting of $7.3 billion in cash, subject to certain customary post-closing adjustments, and approximately 117.27 million shares of our common stock. The Endeavor Acquisition included approximately 500,849 gross (361,927 net) acres, which are primarily located in the Permian Basin.

See Note 5—Endeavor Energy Resources, LP Acquisition of the condensed notes to the consolidated financial statements for further discussion of the Endeavor Acquisition.

Viper Q&M Acquisitions

On September 3, 2024 Viper and Viper LLC completed the Viper Q Acquisition which consisted of approximately 406 net royalty acres primarily in the Permian Basin for a purchase price of $114 million in cash, subject to transaction costs and customary post-closing adjustments, and contingent cash consideration of up to $5 million payable in January of 2026.

On September 3, 2024 Viper and Viper LLC completed the Viper M Acquisition which consisted of approximately 267 net royalty acres primarily in the Permian Basin for a purchase price of $76 million in cash, subject to transaction costs and customary post-closing adjustments, and contingent cash consideration of up to $4 million payable in January of 2026.

WTG Midstream Transaction

On July 15, 2024, the WTG joint venture completed the WTG Midstream Transaction, resulting in proceeds to us of 10.1 million common units of Energy Transfer LP and $190 million in cash, subject to customary closing adjustments. At the closing of the WTG Midstream Transaction, the value attributable to us for the 10.1 million common units was approximately $135 million, of which we received approximately $81 million and $54 million was held in escrow pursuant to an escrow agreement entered into by the WTG joint venture in connection with the initial transaction. The WTG Midstream Transaction resulted in a gain of approximately $76 million in the third quarter of 2024.

See Note 4—Acquisitions and Divestitures of the condensed notes to the consolidated financial statements for further discussion of the transactions above.

Viper 2024 Equity Offering

On September 13, 2024, Viper completed an underwritten public offering of approximately 11.50 million shares of its Class A Common Stock, which included 1.50 million shares issued pursuant to an option to purchase additional shares of Class A Common Stock granted to the underwriters, at a price to the public of $42.50 per share for total net proceeds to Viper of approximately $476 million, after the underwriters’ discount and transaction costs.

See Note 10—Stockholders' Equity and Earnings (Loss) Per Share of the condensed notes to the consolidated financial statements for further discussion of the Viper 2024 Equity Offering.

Commodity Prices

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Regional and worldwide economic activity, extreme weather conditions and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. During the nine months ended 2024 and 2023, WTI prices averaged $77.61 and $77.28 per Bbl, respectively, and Henry Hub prices averaged $2.22 and $2.58 per MMBtu, respectively.

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

As of September 30, 2024, we had approximately 870,303 net acres, which primarily consisted of approximately 715,956 net acres in the Midland Basin and 154,026 net acres in the Delaware Basin.

The following table sets forth the total number of operated horizontal wells drilled and completed during the periods indicated:

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Drilled		Completed(2)		Drilled		Completed(3)
Area:	Gross	Net(1)	Gross	Net(1)	Gross	Net	Gross	Net
Midland Basin	71	67	87	95	211	201	267	256
Delaware Basin	5	4	8	7	24	21	15	13
Total	76	71	95	102	235	222	282	269
(1)Includes two additional net wells drilled and nine net wells completed, respectively, from interests acquired in the Endeavor Acquisition during the first six months of 2024.
(2)The average lateral length for the wells completed during the third quarter of 2024 was 12,238 feet. Operated completions during the third quarter of 2024 consisted of 22 Wolfcamp A wells, 21 Lower Spraberry wells, 15 Jo Mill wells, 14 Wolfcamp B wells, 12 Middle Spraberry wells, four Dean wells, four Third Bone Spring wells and three Upper Spraberry wells.
(3)The average lateral length for the wells completed during the first nine months of 2024 was 11,645 feet. Operated completions during the first nine months of 2024 consisted of 72 Lower Spraberry wells, 61 Wolfcamp A wells, 45 Wolfcamp B wells, 40 Jo Mill wells, 34 Middle Spraberry wells, nine Wolfcamp D wells, nine Dean wells, six Upper Spraberry wells, four Third Bone Spring wells, one Second Bone Spring well and one Barnett well.

As of September 30, 2024, we operated the following wells:

	As of September 30, 2024
	Vertical Wells		Horizontal Wells		Total
Area:	Gross	Net	Gross	Net	Gross	Net
Midland Basin	3,262	3,091	3,948	3,705	7,210	6,796
Delaware Basin	45	42	696	649	741	691
Other	26	21	—	—	26	21
Total	3,333	3,154	4,644	4,354	7,977	7,508

As of September 30, 2024, we held interests in 28,920 gross (7,774 net) wells, including 2,051 gross (267 net) wells in which we have a non-operated working interest.

Guidance

We expect production and capital expenditures to increase in the fourth quarter of 2024 due to the Endeavor Acquisition and to a lesser extent the Viper Q&M Acquisitions and the Viper TWR Acquisition. Well performance continues to meet or exceed expectations in our core Midland Basin position, which we believe will allow us to continue to execute on our plan and achieve additional capital efficiency gains.

The following table presents our current estimates, which give effect to the Endeavor Acquisition, of certain financial and operating results for the full year of 2024 and the fourth quarter of 2024:

2024 Guidance
Net production - MBOE/d	587 - 590 (from 462 - 470)
Oil production - MBO/d	335 - 337 (from 273 - 276)
Q4 2024 oil production - MBO/d (total - MBOE/d)	470 - 475 (840 - 850)

(Q4 2024 Unit costs $/BOE):
Lease operating expenses, including workovers	$5.90 - $6.20
General and administrative expenses - cash	$0.55 - $0.65
Non-cash stock-based compensation	$0.25 - $0.40
Depreciation, depletion, amortization and accretion	$14.00 - $15.00
Interest expense (net of interest income)	$0.25 - $0.50
Gathering, processing and transportation	$1.60 - $1.80

Production and ad valorem taxes (% of revenue)	~7%
Corporate tax rate (% of pre-tax income)	23%
Cash tax rate (% of pre-tax income)	15% - 18%
Q4 2024 cash taxes (in millions)	$240 - $300

Results of Operations
Comparison of the Three Months Ended September 30, 2024 and June 30, 2024

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

The following table sets forth selected operating data for the three months ended September 30, 2024 and June 30, 2024:

	Three Months Ended
	September 30, 2024	June 30, 2024
Revenues (In millions):
Oil sales	$2,160	$1,998
Natural gas sales	(17)	5
Natural gas liquid sales	211	171
Total oil, natural gas and natural gas liquid revenues	$2,354	$2,174

Production Data:
Oil (MBbls)	29,537	25,129
Natural gas (MMcf)	66,519	51,310
Natural gas liquids (MBbls)	11,918	9,514
Combined volumes (MBOE)(1)	52,541	43,195

Daily oil volumes (BO/d)	321,054	276,143
Daily combined volumes (BOE/d)	571,098	474,670

Average Prices:
Oil ($ per Bbl)	$73.13	$79.51
Natural gas ($ per Mcf)	$(0.26)	$0.10
Natural gas liquids ($ per Bbl)	$17.70	$17.97
Combined ($ per BOE)	$44.80	$50.33

Oil, hedged ($ per Bbl)(2)	$72.32	$78.55
Natural gas, hedged ($ per Mcf)(2)	$0.60	$1.03
Natural gas liquids, hedged ($ per Bbl)(2)	$17.70	$17.97
Average price, hedged ($ per BOE)(2)	$45.43	$50.89
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables provide information on the mix of our production for the three months ended September 30, 2024 and June 30, 2024:

	Three Months Ended
	September 30, 2024	June 30, 2024
Oil (MBbls)	56%	58%
Natural gas (MMcf)	21	20
Natural gas liquids (MBbls)	23	22
	100%	100%

	Three Months Ended September 30, 2024				Three Months Ended June 30, 2024
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
Production Data:
Oil (MBbls)	24,819	4,706	12	29,537	20,867	4,248	14	25,129
Natural gas (MMcf)	53,087	13,322	110	66,519	38,399	12,818	93	51,310
Natural gas liquids (MBbls)	9,799	2,113	6	11,918	7,566	1,940	8	9,514
Total (MBOE)	43,466	9,039	36	52,541	34,833	8,324	38	43,195

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the third quarter of 2024 increased by $180 million to $2.4 billion compared to the second quarter of 2024. The net increase was due to an additional $395 million attributable to the 22% increase in our combined volumes sold due primarily to the Endeavor Acquisition, which was partially offset by a $215 million decrease attributable to lower average prices received primarily for our oil, and to a lesser extent our natural gas and natural gas liquids production.

Net Sales of Purchased Oil. We have entered into purchase transactions and separate sales transactions with third parties to satisfy certain of our unused oil pipeline capacity commitments. The following table presents the net sales of purchased oil from third parties for the three months ended September 30, 2024 and June 30, 2024:

	Three Months Ended
(In millions)	September 30, 2024	June 30, 2024
Sales of purchased oil	$282	$300
Purchased oil expense	280	299
Net sales of purchased oil	$2	$1

Other Revenues. The following table presents other insignificant revenue for the three months ended September 30, 2024 and June 30, 2024:

	Three Months Ended
(In millions)	September 30, 2024	June 30, 2024
Other operating income	$9	$9

Lease Operating Expenses. The following table shows lease operating expenses for the three months ended September 30, 2024 and June 30, 2024:

	Three Months Ended
	September 30, 2024		June 30, 2024
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$316	$6.01	$254	$5.88

Lease operating expenses increased in total and on a per BOE basis for the third quarter of 2024 compared to the second quarter of 2024 primarily due to (i) a $38 million increase attributable to wells acquired as part of the Endeavor Acquisition, (ii) a $12 million increase in workover expense in the third quarter of 2024, (iii) a $9 million increase from higher legacy production volumes, and (iv) insignificant electrical generation and winterization costs.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the three months ended September 30, 2024 and June 30, 2024:

	Three Months Ended
	September 30, 2024			June 30, 2024
(In millions, except per BOE amounts)	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue
Production taxes	$109	$2.07	4.6%	$103	$2.38	4.7%
Ad valorem taxes	44	0.84	1.9	38	0.88	1.8
Total production and ad valorem expense	$153	$2.91	6.5%	$141	$3.26	6.5%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of oil, natural gas and natural gas liquids revenue remained consistent from the second quarter of 2024 to the third quarter of 2024.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes remained relatively consistent in total and per BOE during the third quarter of 2024 compared to the second quarter of 2024.

Gathering, Processing and Transportation Expense. The following table shows gathering, processing and transportation expense for the three months ended September 30, 2024 and June 30, 2024:

	Three Months Ended
	September 30, 2024		June 30, 2024
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering, processing and transportation	$102	$1.94	$82	$1.90

The increase in gathering, processing and transportation expenses is primarily attributable to the growth in production volumes in the third quarter of 2024 compared to the second quarter of 2024.

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the three months ended September 30, 2024 and June 30, 2024:

	Three Months Ended
(In millions, except BOE amounts)	September 30, 2024	June 30, 2024
Depletion of proved oil and natural gas properties	$721	$465
Depreciation and amortization of other property and equipment	13	11
Other amortization	2	2
Asset retirement obligation accretion	6	5
Depreciation, depletion, amortization and accretion	$742	$483
Oil and natural gas properties depletion rate per BOE	$13.72	$10.77
Depreciation, depletion, amortization and accretion per BOE	$14.12	$11.18

The increase in depletion of proved oil and natural gas properties of $256 million for the third quarter of 2024 compared to the second quarter of 2024 consists primarily of (i) $155 million due to an increase in the depletion rate, and (ii) $101 million from the growth in production volumes. The increase in depletion rate was due primarily to the addition of proved properties acquired in the Endeavor Acquisition and to a lesser extent, the Viper Q&M Acquisitions.

General and Administrative Expenses. The following table shows general and administrative expenses for the three months ended September 30, 2024 and June 30, 2024:

	Three Months Ended
	September 30, 2024		June 30, 2024
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$33	$0.63	$27	$0.63
Non-cash stock-based compensation	16	0.30	19	0.44
Total general and administrative expenses	$49	$0.93	$46	$1.07

Other Operating Costs and Expenses. The following table shows other operating costs and expenses for the three months ended September 30, 2024 and June 30, 2024:

	Three Months Ended
(In millions)	September 30, 2024	June 30, 2024
Merger and integration expenses	$258	$3
Other operating expenses	$35	$19

Merger and integration expenses for the third quarter of 2024 include (i) approximately $171 million in severance and accelerated incentive compensation payments to former Endeavor employees, (ii) approximately $78 million in investment banking and legal costs incurred upon the closing of the Endeavor Acquisition, and (iii) other individually insignificant items including SEC filing fees and other professional fees. See Note 5—Endeavor Energy Resources, LP Acquisition of the condensed notes to the consolidated financial statements for further details regarding the Endeavor Acquisition.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the three months ended September 30, 2024 and June 30, 2024:

	Three Months Ended
(In millions)	September 30, 2024	June 30, 2024
Gain (loss) on derivative instruments, net(1)	$131	$18
Net cash received (paid) on settlements(1)	$(4)	$(28)
(1)The three months ended September 30, 2024 includes cash paid on interest rate swaps terminated prior to their contractual maturity of $37 million.

The change in gain (loss) on derivative instruments for the third quarter of 2024 compared to the second quarter of 2024 primarily reflects (i) a net increase in the value of interest rate swaps of $53 million due primarily to a decrease in future SOFR rates, (ii) a net increase in the value of our commodity contracts of $36 million due to changes in commodity futures pricing compared to our contract prices, (iii) a net $15 million decrease in cash paid on the settlement and early termination of interest rate derivatives, and (iv) an increase of $9 million in cash received primarily on settlements of natural gas contracts.

See Note 13—Derivatives of the condensed notes to the consolidated financial statements for further details regarding our derivative instruments.

Other Income (Expense). The following table shows other income and expenses for the three months ended September 30, 2024 and June 30, 2024:

	Three Months Ended
(In millions)	September 30, 2024	June 30, 2024
Interest expense, net	$(18)	$(44)
Other income (expense), net	$89	$1
Income (loss) from equity investments, net	$6	$15

The decrease in interest expense, net for the third quarter of 2024 compared to the second quarter of 2024 primarily consists of (i) a $25 million increase in capitalized interest costs, which reduces interest expense, and (ii) an $18 million decrease in debt amortization costs primarily due to expensing costs associated with the Company’s terminated Bridge Facility during the second quarter of 2024. These decreases were partially offset by (i) an additional $15 million in interest expense on senior notes due to the April 2024 Notes being outstanding for the full third quarter of 2024, (ii) a $5 million increase in interest expense related to the Company’s draws on its Tranche A Loans and revolving credit facility during the third quarter of 2024, and (ii) other individually insignificant changes.

See Note 9—Debt of the condensed notes to the consolidated financial statements for further details regarding outstanding borrowings.

The increase in other income (expense), net for the third quarter of 2024 compared to the second quarter of 2024 is primarily attributable to a gain recorded on the WTG Midstream Transaction of approximately $76 million during the third quarter of 2024.

See Note 4—Acquisitions and Divestitures of the condensed notes to the consolidated financial statements for further details regarding the Company’s divestiture activity.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the three months ended September 30, 2024 and June 30, 2024:

	Three Months Ended
(In millions)	September 30, 2024	June 30, 2024
Provision for (benefit from) income taxes	$210	$252

The change in our income tax provision for the third quarter of 2024 compared to the second quarter of 2024 was primarily due to the decrease in pre-tax income between the periods which resulted largely from changes in revenues and operating expenses as discussed above. See Note 12—Income Taxes of the condensed notes to the consolidated financial statements for further discussion of our income tax expense.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table sets forth selected operating data for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Revenues (In millions):
Oil sales	$6,025	$5,359
Natural gas sales	38	197
Natural gas liquid sales	566	507
Total oil, natural gas and natural gas liquid revenues	$6,629	$6,063

Production Data:
Oil (MBbls)	79,540	71,052
Natural gas (MMcf)	168,431	147,620
Natural gas liquids (MBbls)	30,085	25,201
Combined volumes (MBOE)(1)	137,697	120,856

Daily oil volumes (BO/d)	290,292	260,264
Daily combined volumes (BOE/d)	502,544	442,696

Average Prices:
Oil ($ per Bbl)	$75.75	$75.42
Natural gas ($ per Mcf)	$0.23	$1.33
Natural gas liquids ($ per Bbl)	$18.81	$20.12
Combined ($ per BOE)	$48.14	$50.17

Oil, hedged ($ per Bbl)(2)	$74.86	$74.41
Natural gas, hedged ($ per Mcf)(2)	$0.96	$1.54
Natural gas liquids, hedged ($ per Bbl)(2)	$18.81	$20.12
Average price, hedged ($ per BOE)(2)	$48.53	$49.83
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables set forth the mix of our production data by product and basin for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Oil (MBbls)	58%	59%
Natural gas (MMcf)	20	20
Natural gas liquids (MBbls)	22	21
	100%	100%

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
Production Data:
Oil (MBbls)	65,741	13,722	77	79,540	55,648	15,360	44	71,052
Natural gas (MMcf)	128,978	39,033	420	168,431	103,724	43,716	180	147,620
Natural gas liquids (MBbls)	24,008	6,043	34	30,085	18,889	6,303	9	25,201
Total (MBOE)	111,245	26,271	181	137,697	91,824	28,949	83	120,856

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the nine months ended September 30, 2024 increased by $566 million, or 9%, to $6.6 billion from the same period in 2023 primarily due to an increase of $766 million attributable to the 14% growth in our combined volumes, which was partially offset by a $200 million net decrease attributable to lower average prices received for our natural gas and natural gas liquids production.

Approximately 47% of the increase in production is attributable to the Endeavor Acquisition and 14% is attributable to Viper’s GRP Acquisition. The remainder of the production growth comes from new wells added between periods.

Net Sales of Purchased Oil. Beginning in the third quarter of 2023, we entered into purchase transactions and separate sale transactions with third parties to satisfy certain of our unused oil pipeline capacity commitments. The following table presents the net sales of purchased oil from third parties for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(In millions)	2024	2023
Sales of purchased oil	$698	$59
Purchased oil expense	696	59
Net sales of purchased oil	$2	$—

Other Revenues. The following table shows the other insignificant revenues for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(In millions)	2024	2023
Other operating income	$28	$62

The decrease in other operating income for the nine months ended September 30, 2024 compared to the same period in 2023 primarily resulted from a reduction in revenue from midstream services due to the sale of the Deep Blue Water Assets in the third quarter of 2023.

Lease Operating Expenses. The following table shows lease operating expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024		2023
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$825	$5.99	$618	$5.11

Lease operating expenses increased in total and on a per BOE basis for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to (i) $74 million of additional costs incurred for water services as a result of divesting the Deep Blue Water Assets in the third quarter of 2023, (ii) $46 million due to an increase in legacy production volumes, (iii) a $38 million increase attributable to wells acquired as part of the Endeavor Acquisition, (iv) a $30 million increase in workover expense, (v) $14 million in increased spend on electrical generation, and (vi) other individually insignificant changes.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024			2023
(In millions, except per BOE amounts)	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue
Production taxes	$294	$2.14	4.4%	$287	$2.37	4.7%
Ad valorem taxes	119	0.86	1.8	134	1.11	2.2
Total production and ad valorem expense	$413	$3.00	6.2%	$421	$3.48	6.9%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of oil, natural gas and natural gas liquids revenue for the 2024 period decreased compared to the same period in 2023, primarily due to a refund of $17 million received for settlement of an audit in the first quarter of 2024.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes for the nine months ended September 30, 2024 as compared to the same period in 2023 decreased by $15 million, primarily due to a reduction in our expected ad valorem tax rates for 2024 compared to the expected rates during the nine months ended 2023.

Gathering, Processing and Transportation Expense. The following table shows gathering, processing and transportation expense for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024		2023
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering, processing and transportation	$261	$1.90	$209	$1.73

The increase in gathering, processing and transportation expenses for the nine months ended September 30, 2024 compared to the same period in 2023 is attributable to (i) a $29 million increase from the growth in production volumes discussed above, and (ii) a $17 million increase due to contractual pricing increases on our gathering, processing and transportation costs, and (iii) an additional $5 million in shortfall penalties related to certain minimum volume commitments.

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(In millions, except BOE amounts)	2024	2023
Depletion of proved oil and natural gas properties	$1,638	$1,217
Depreciation and amortization of other property and equipment	36	45
Other amortization	6	2
Asset retirement obligation accretion	14	13
Depreciation, depletion, amortization and accretion	$1,694	$1,277
Oil and natural gas properties depletion rate per BOE	$11.90	$10.07
Depreciation, depletion, amortization and accretion per BOE	$12.30	$10.57

The increase in depletion of proved oil and natural gas properties of $421 million for the nine months ended September 30, 2024 as compared to the same period in 2023 consists primarily of (i) $252 million due to an increase in the depletion rate resulting largely from the addition of leasehold costs and reserves from the Endeavor Acquisition and to a lesser extent, Viper’s GRP Acquisition and the Viper Q&M Acquisitions, and (ii) $169 million from the growth in production volumes.

General and Administrative Expenses. The following table shows general and administrative expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024		2023
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$92	$0.67	$71	$0.59
Non-cash stock-based compensation	49	0.36	40	0.33
Total general and administrative expenses	$141	$1.03	$111	$0.92

General and administrative expenses increased for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to (i) a $13 million increase in employee compensation and benefit costs related to increasing headcount and annual compensation adjustments, (ii) a $9 million increase in stock-based compensation, and (iii) a $5 million increase in charitable contributions, and (iv) offsetting changes in other individually insignificant items.

Other Operating Costs and Expenses. The following table shows the other operating costs and expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(In millions)	2024	2023
Merger and integration expenses	$273	$11
Other operating expenses	$68	$113

Merger and integration expenses for the nine months ended September 30, 2024 include costs incurred in connection with the Endeavor Acquisition as discussed in the quarterly comparisons above.

See Note 5—Endeavor Energy Resources, LP Acquisition of the condensed notes to the consolidated financial statements for further details regarding the Endeavor Acquisition.

The decrease in other operating expenses for the nine months ended September 30, 2024 compared to the same period in 2023 primarily resulted from a $74 million reduction in midstream services costs due primarily to the sale of the Deep Blue Water Assets in the third quarter of 2023. This reduction was partially offset by a $22 million loss on the sale of property, plant and equipment in 2024 and other individually insignificant changes.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(In millions)	2024	2023
Gain (loss) on derivative instruments, net(1)	$101	$(358)
Net cash received (paid) on settlements(1)	$(36)	$(62)
(1)The nine months ended September 30, 2024 includes cash paid on interest rate swaps terminated prior to their contractual maturity of $37 million.

The change from a loss to a gain on derivative instruments for the nine months ended September 30, 2024 compared to the same period in 2023 primarily reflects an increase in the value of both our natural gas and oil contracts due to a decrease in market prices for natural gas and oil compared to our contract prices and an increase in the value of our interest rate swap contracts primarily due to a decrease in future SOFR rates and the early termination of $300 million of the notional value of the interest rate swap contracts in 2024. See Note 13—Derivatives of the condensed notes to the consolidated financial statements for further details regarding our derivative instruments.

Other Income (Expense). The following table shows other income and expenses for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(In millions)	2024	2023
Interest expense, net	$(101)	$(130)
Other income (expense), net	$87	$61
Gain (loss) on extinguishment of debt	$2	$(4)
Income (loss) from equity investments, net	$23	$39

Interest expense, net decreased $29 million for the nine months ended September 30, 2024 compared to the same period in 2023. This decrease primarily consisted of (i) an increase in interest income of $142 million due to holding funds raised for the Endeavor Acquisition in cash in short-term interest bearing accounts, which reduces interest expense, (ii) an additional $66 million in capitalized interest costs, which reduce interest expense, and (iii) a decrease of $13 million in interest expense on our revolving credit facility due to lower average borrowings outstanding in 2024. These reductions were largely offset by (i) an increase of $156 million in interest expense on senior notes related primarily to the issuance of the April 2024 Notes and Viper’s 7.375% Senior Notes which were issued in the fourth quarter of 2023, and (ii) an increase of $35 million in amortization of debt issuance costs primarily related to our Bridge Facility, Term Loan Agreement and April 2024 Notes.

See Note 9—Debt of the condensed notes to the consolidated financial statements for further details regarding outstanding borrowings.

Other income (expense), net for the nine months ended September 30, 2024 includes a gain recorded on the WTG Midstream Transaction of approximately $76 million compared to the nine months ended September 30, 2023 including a $53 million gain on the sale of our equity method investment in Gray Oak as discussed further in Note 4—Acquisitions and Divestitures to the condensed notes to the consolidated financial statements.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(In millions)	2024	2023
Provision for (benefit from) income taxes	$685	$648

The change in our income tax provision for the nine months ended September 30, 2024 compared to the same period in 2023 was primarily due to the increase in pre-tax income resulting largely from higher revenues from oil and natural gas liquids, along with changes in operating expenses and other income (expenses) as discussed above. See Note 12—Income Taxes of the condensed notes to the consolidated financial statements for further discussion of our income tax expense.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

Historically, our primary sources of liquidity have included cash flows from operations, proceeds from our public equity offerings, borrowings under our revolving credit facility, proceeds from the issuance of senior notes and sales of non-core assets. Our primary uses of capital have been for the acquisition, development and exploration of oil and natural gas properties, repayment of debt and returning capital to stockholders. At September 30, 2024, we had approximately $2.6 billion of liquidity consisting of $201 million in standalone cash and cash equivalents and $2.4 billion available under our credit facility. As of September 30, 2024, we have approximately $1.0 billion of Tranche A Loans maturing in the next 12 months.

Future cash flows are subject to a number of variables, including the level of oil and natural gas production and volatility of commodity prices. Further, significant additional capital expenditures will be required to more fully develop our properties. Prices for our commodities are determined primarily by prevailing market conditions, regional and worldwide economic activity, weather and other substantially variable factors. These factors are beyond our control and are difficult to predict as discussed further in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023. In order to mitigate this volatility, we enter into derivative contracts with a number of financial institutions, all of which are participants in our credit facility, to economically hedge a portion of our estimated future crude oil and natural gas production as discussed further in Note 13—Derivatives of the condensed notes to the consolidated financial statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk. The level of our hedging activity and duration of the financial instruments employed depend on our desired cash flow protection, available hedge prices, the magnitude of our capital program and our operating strategy.

Cash Flow

Our cash flows for the nine months ended September 30, 2024 and 2023 are presented below:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Net cash provided by (used in) operating activities	$4,072	$4,296
Net cash provided by (used in) investing activities	(9,366)	(1,859)
Net cash provided by (used in) financing activities	5,082	(1,771)
Net increase (decrease) in cash	$(212)	$666

Operating Activities

The decrease in operating cash flows for the nine months ended September 30, 2024 compared to the same period in 2023 primarily resulted from (i) an increase in our cash operating expenses, excluding purchased oil expense, of approximately $489 million related primarily to merger and integration costs incurred in the Endeavor Acquisition and additional lease operating expenses, (ii) a reduction of approximately $408 million due to fluctuations in other working capital balances due primarily to the timing of when collections were made on accounts receivable, payments made on accounts payable and the payment of accrued capital expenditures acquired from Endeavor, and (iii) an increase of $46 million in cash paid for interest, net of capitalized interest. These were partially offset by (i) an increase of $532 million in total revenue, excluding sales of purchased oil, (ii) an additional $142 million in interest income, and (iii) a reduction of $26 million in cash paid on settlements of derivatives. See “—Results of Operations” for discussion of significant changes in our revenues and expenses.

Investing Activities

The majority of our net cash used for investing activities during the nine months ended September 30, 2024 and 2023 was for the acquisition of properties and equipment including the Endeavor Acquisition in the third quarter of 2024 and the Lario Acquisition in the first quarter of 2023 as well as drilling and completion costs incurred in conjunction with our development program.

Capital Expenditure Activities

Our capital expenditures excluding acquisitions and equity method investments (on a cash basis) were as follows for the specified period:

	Nine Months Ended September 30,
	2024	2023
	(In millions)
Drilling, completions and non-operated additions to oil and natural gas properties(1)	$1,798	$1,826
Infrastructure additions to oil and natural gas properties	128	122
Additions to midstream assets	8	104
Total	$1,934	$2,052
(1) See “—Transactions and Recent Developments—Upstream Operations” above for additional detail on wells drilled and turned to production during the three and nine months ended September 30, 2024 and 2023.

Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was primarily attributable to $5.5 billion of proceeds from the issuance of the April 2024 Notes, $1.0 billion in borrowings under the Tranche A Loans, $476 million in proceeds from the Viper 2024 Equity Offering and $451 million in proceeds from the sale of our shares of Viper’s Class A common stock. These cash inflows were partially offset by (i) $1.3 billion of dividends paid to stockholders, (ii) $557 million of repurchases as part of the share repurchase program, (iii) $157 million in dividends paid to non-controlling interest, (iv) $148 million in repayments on our credit facilities, net of borrowings, (v) $95 million of debt issuance costs primarily associated with the April 2024 Notes, Term Loan Agreement and Bridge Facility, and (vi) $37 million in cash paid for tax withholdings on vested employee stock awards.

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

Capital Resources

Our working capital requirements are primarily supported by our cash and cash equivalents and available borrowings under our revolving credit facility. We may draw on our revolving credit facility to meet short-term cash requirements, or issue debt or equity securities as part of our longer-term liquidity and capital management program. In September, we received an upgrade from two of the three major ratings agencies in the U.S., as Standard and Poor’s Global Ratings Services upgraded us to BBB from BBB- and Fitch Investor Services upgraded us to BBB+ from BBB. Because of the alternatives available to us, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term capital requirements.

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

Revolving Credit Facilities and Other Debt Instruments

As of September 30, 2024, our debt, including the debt of Viper, consisted of approximately $12.0 billion in aggregate outstanding principal amount of senior notes, $1.0 billion in aggregate outstanding borrowings under the Tranche A Loans of our Term Loan Agreement and $115 million in aggregate outstanding borrowings under revolving credit facilities.

As of September 30, 2024, the maximum credit amount available under our credit agreement was $2.5 billion, with $115 million of outstanding borrowings and $2.4 billion available for future borrowings. Our credit agreement matures on June 2, 2028, and we have a further one-year extension available pursuant to the terms set forth in the credit agreement.

On August 2, 2024, we terminated our undrawn Tranche B Loans under the Term Loan Agreement.

Viper LLC’s Credit Agreement

The Viper LLC credit agreement, as amended, matures on September 22, 2028 and provides for a revolving credit facility in the maximum credit amount of $2.0 billion, with a borrowing base of $1.3 billion and an elected commitment amount of $850 million, based on Viper LLC’s oil and natural gas reserves and other factors. As of September 30, 2024, the Viper LLC credit agreement had no outstanding borrowings and $850 million available for future borrowings.

On October 1, 2024, Viper completed the Viper TWR Acquisition as discussed in Note 17—Subsequent Events of the condensed notes to the consolidated financial statements. Approximately $280 million of the cash consideration for this transaction was funded through borrowings under the Viper LLC credit agreement, reducing the amount that remained available for future borrowings under this facility to $570 million as of October 1, 2024.

For additional discussion of our debt as of September 30, 2024, see Note 9—Debt of the condensed notes to the consolidated financial statements.

Capital Requirements

In addition to future operating expenses and working capital commitments discussed in “—Transactions and Recent Developments—Upstream Operations” our primary short and long-term liquidity requirements, excluding those of Viper, consist primarily of (i) capital expenditures, (ii) payments of principal and interest on our revolving credit agreements, Tranche A Loans and senior notes, (iii) payments of other contractual obligations, and (iv) cash used to pay for dividends and repurchases of securities.

2024 Capital Spending Plan

Our board of directors has approved an increase to our 2024 capital budget for drilling, midstream, infrastructure and environmental expenditures, which takes into account the Endeavor Acquisition. Our revised capital budget for the full year 2024 is approximately $2.88 billion to $3.00 billion and for the fourth quarter 2024 is approximately $950 million to $1.05 billion. In the fourth quarter of 2024, we estimate we will drill 105 to 125 gross (100 to 118 net) horizontal wells and complete 110 to 130 gross (102 to 120 net) horizontal wells across our operated and non-operated leasehold acreage in the Northern Midland and Southern Delaware Basins.

The amount and timing of our capital expenditures are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. We are currently operating 20 drilling rigs and five completion crews. We will continue monitoring commodity prices and overall market conditions and can adjust our rig cadence and our capital expenditure budget in response to changes in commodity prices and overall market conditions.

Interest on April 2024 Notes

On April 18, 2024, we issued $5.5 billion in aggregate principal amount of the April 2024 Notes, as discussed further in Note 9—Debt. As a result, we expect to incur additional future cash interest costs on the April 2024 Notes of approximately $130 million in 2024, $607 million cumulatively in the years from 2025 through 2026, $541 million cumulatively in the years from 2027 and 2028, and $4.7 billion cumulatively between 2029 and 2064.

Return of Capital Commitment

Beginning in the first quarter of 2024, our board of directors has approved a return of capital commitment of at least 50% (down from 75%) of free cash flow to our stockholders through repurchases under our share repurchase program, base dividends and variable dividends. The remainder of our free cash flow will be used primarily to reduce debt. On October 31, 2024, our board of directors declared a base cash dividend for the third quarter of 2024 of $0.90 per share of common stock.

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

On September 18, 2024, our board of directors approved an increase in our common stock repurchase program from $4.0 billion to $6.0 billion, excluding excise tax. Since the inception of the stock repurchase program, we repurchased an aggregate of 23.3 million shares of our common stock for a total cost of $3.1 billion, excluding excise tax, as of November 1, 2024. Subject to regulatory restrictions and other factors discussed elsewhere in this report, we intend to continue to purchase shares under this repurchase program opportunistically with available funds primarily from cash flow from operations and liquidity events such as the sale of assets while maintaining sufficient liquidity to fund our capital expenditure programs, however, the stock repurchase program is at the discretion of our board of directors and can be amended, terminated or suspended at any time. See Note 10—Stockholders' Equity and Earnings (Loss) Per Share of the condensed notes to the consolidated financial statements.

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

	September 30, 2024	December 31, 2023
Summarized Balance Sheets:	(In millions)
Assets:
Current assets	$679	$1,269
Property and equipment, net	$21,052	$20,780
Other noncurrent assets	$57	$28
Liabilities:
Current liabilities	$2,877	$1,974
Intercompany accounts payable, non-guarantor subsidiary	$1,985	$2,217
Long-term debt	$11,087	$5,544
Other noncurrent liabilities	$3,010	$2,835

Nine Months Ended September 30, 2024
Summarized Statement of Operations:	(In millions)
Revenues	$5,379
Income (loss) from operations	$2,009
Net income (loss)	$1,449

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Our major market risk exposure in our exploration and production business is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil and natural gas production can be volatile and unpredictable. We cannot predict events, including the outcome of the war in Ukraine and the Israel-Hamas war along with other conflicts in the Middle East, changes in interest rates and inflation and global supply chain disruptions that may lead to future price volatility. We cannot predict events that may lead to future price volatility and the near term energy outlook remains subject to heightened levels of uncertainty. Further, the prices we receive for production depend on many other factors outside of our control.

We use derivatives, including swaps, basis swaps, roll swaps, costless collars, puts and basis puts, to reduce price volatility associated with certain of our oil and natural gas sales.

At September 30, 2024, we had a net asset derivative position of $77 million related to our commodity price risk derivatives. Utilizing actual derivative contractual volumes under our commodity price derivatives as of September 30, 2024, a 10% increase in forward curves associated with the underlying commodity would have decreased the net asset position by $39 million to $38 million, while a 10% decrease in forward curves associated with the underlying commodity would have increased the net asset position by $78 million to $155 million. However, any cash derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument. For additional information on our open commodity derivative instruments at September 30, 2024, see Note 13—Derivatives of the condensed notes to the consolidated financial statements.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are due to the concentration of receivables from the sale of our oil and natural gas production (approximately $1,197 million at September 30, 2024), and to a lesser extent, receivables resulting from joint interest and other receivables (approximately $142 million at September 30, 2024).

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facilities, Tranche A Loans and changes in the fair value of our fixed rate debt. Outstanding borrowings under the credit agreement bear interest at a per annum rate elected by Diamondback E&P. At September 30, 2024, the applicable margin ranges from 0.125% to 1.000% per annum in the case of the alternate base rate, and from 1.125% to 2.000% per annum in the case of Adjusted Term SOFR, in each case based on the pricing level for both our revolving credit facilities and Tranche A Loans. The pricing level depends on certain rating agencies’ ratings of our long-term senior unsecured debt. We are obligated to pay a quarterly commitment fee ranging from 0.125% to 0.325% per year on the unused portion of the commitment for our revolving credit facilities. For our Tranche A Loans, we are obligated to pay a quarterly commitment fee equal to 0.125% per year on the aggregate principal amount of the commitments. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows. For additional information on our variable interest rate debt at September 30, 2024, see Note 9—Debt of the condensed notes to the consolidated financial statements.

Historically, we have at times used interest rates swaps to manage our exposure to (i) interest rate changes on our floating-rate date, and (ii) fair value changes on our fixed rate debt. At September 30, 2024, we have interest rate swap agreements for a notional amount of $900 million to manage the impact of changes to the fair value of our fixed rate senior notes due to changes in market interest rates through December 2029. We pay an average variable rate of interest for these swaps based on three month SOFR plus 2.1865% and receive a fixed interest rate of 3.50% from our counterparties. At September 30, 2024, our receive-fixed, pay-variable interest rate swaps were in a net liability position of $110 million, and the weighted average variable rate was 5.7%. For additional information on our interest rate swaps, see Note 13—Derivatives of the condensed notes to the consolidated financial statements.

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

As of September 30, 2024, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. Management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Endeavor Acquisition on September 10, 2024. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. The Company is in the process of integrating Endeavor’s and our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there were no changes in our internal control over financial reporting that occurred during the third quarter of 2024, that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

We are a party to various routine legal proceedings, disputes and claims arising in the ordinary course of our business, including those that arise from interpretation of federal and state laws and regulations affecting the natural gas and crude oil industry, personal injury claims, title disputes, royalty disputes, contract claims, employment claims, claims alleging violations of antitrust laws, contamination claims relating to oil and natural gas exploration and development and environmental claims, including claims involving assets previously sold to third parties and no longer part of our current operations. While the ultimate outcome of the pending proceedings, disputes or claims and any resulting impact on us, cannot be predicted with certainty, we believe that none of these matters, if ultimately decided adversely, will have a material adverse effect on our financial condition, results of operations or cash flows. See Note 16—Commitments and Contingencies of the condensed notes to the consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common stock repurchase activity for the three months ended September 30, 2024 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)(3)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(2)(3)
	($ In millions, except per share amounts, shares in thousands)
July 1, 2024 - July 31, 2024	—	$—	—	$1,592
August 1, 2024 - August 31, 2024	55	$183.00	55	$1,582
September 1, 2024 - September 30, 2024	2,865	$176.28	2,865	$3,077
Total	2,920	$176.40	2,920
(1)The average price paid per share includes any commissions paid to repurchase stock.
(2)On September 18, 2024, our board of directors approved an increase in our common stock repurchase program from $4.0 billion to $6.0 billion, excluding excise tax. The stock repurchase program has no time limit and may be suspended, modified, or discontinued by the board of directors at any time.
(3)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024.

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

3.2
Fifth Amended and Restated Bylaws of the Company, adopted as of September 18, 2024 (incorporated by reference to Exhibit 3.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on September 18, 2024).

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statements.

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

DIAMONDBACK ENERGY, INC.

Date:	November 7, 2024	/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2024	/s/ Kaes Van’t Hof
Kaes Van’t Hof
Chief Financial Officer
(Principal Financial Officer)