Form 10-K
period 2024-12-31
Diamondback Energy, Inc.
filed 2025-02-26
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2024 was approximately $35.5 billion.
As of February 21, 2025, 289,440,898 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Diamondback Energy, Inc.’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

DIAMONDBACK ENERGY, INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

i

GLOSSARY OF OIL AND NATURAL GAS TERMS
The following is a glossary of certain oil and natural gas industry terms used in this Annual Report on Form 10-K, which we refer to as this Annual Report or this report:

3-D seismic	Geophysical data that depict the subsurface strata in three dimensions. 3-D seismic typically provides a more detailed and accurate interpretation of the subsurface strata than 2-D, or two-dimensional, seismic.
Argus WTI Houston	Grade of oil that serves as a benchmark price for oil at Houston, Texas.
Argus WTI Midland	Grade of oil that serves as a benchmark price for oil at Midland, Texas.
Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BO	One barrel of crude oil.
BO/d	One barrel of crude oil per day.
BOE	One barrel of crude oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	Barrels of crude oil equivalent per day.
Brent	A major trading classification of light sweet oil that serves as a benchmark price for oil worldwide.
British Thermal Unit or BTU	The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
Completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
Condensate	Liquid hydrocarbons associated with the production that is primarily natural gas.
Crude oil	Liquid hydrocarbons retrieved from geological structures underground to be refined into fuel sources.
Developed acreage	Acreage allocated or assignable to productive wells.
Development costs	Capital costs incurred in the acquisition, exploitation and exploration of proved oil and natural gas reserves.
Differential	An adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas.
Dry hole or dry well	A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.
Estimated Ultimate Recovery or EUR	Estimated ultimate recovery is the sum of reserves remaining as of a given date and cumulative production as of that date.
Exploitation	A development or other project which may target proven or unproven reserves (such as probable or possible reserves), but which generally has a lower risk than that associated with exploration projects.
Field	An area consisting of either a single reservoir or multiple reservoirs, all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.
Finding and development costs	Capital costs incurred in the acquisition, exploitation and exploration of proved oil and natural gas reserves divided by proved reserve additions and revisions to proved reserves.
Fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock typically by injecting a fluid under pressure through a wellbore and into the targeted formation.
Gross acres or gross wells	The total acres or wells, as the case may be, in which a working interest is owned.
Henry Hub	Natural gas gathering point that serves as a benchmark price for natural gas futures on the NYMEX.
Horizontal drilling	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbls	One thousand barrels of crude oil and other liquid hydrocarbons.
MBO	One thousand barrels of crude oil.
MBO/d	One thousand barrels of crude oil per day.
MBOE	One thousand barrels of crude oil equivalent, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
MBOE/d	One thousand BOE per day.
Mcf	One thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	One million British Thermal Units.
MMcf	Million cubic feet of natural gas.

Net acres or net wells	The sum of the fractional working interest owned in gross acres.
Net revenue interest	An owner’s interest in the revenues of a well after deducting proceeds allocated to royalty, overriding interests and other burdens.
Net royalty acres	Net mineral acres multiplied by the average lease royalty interest and other burdens.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
Play or Resource play	A set of discovered or prospective oil and/or natural gas accumulations sharing similar geologic, geographic and temporal properties, such as source rock, reservoir structure, timing, trapping mechanism and hydrocarbon type.
Plugging and abandonment
Refers to the sealing off of fluids in the reservoir penetrated by a well so that the fluids from one reservoir will not escape into another or to the surface. Regulations of all states require plugging of abandoned wells.

PUD	Proved undeveloped reserves.
Productive well	A well that is found to be mechanically capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the production exceed production expenses and taxes.
Prospect
A specific geographic area which, based on supporting geological, geophysical or other data and also preliminary economic analysis using reasonably anticipated prices and costs, is deemed to have potential for the discovery of commercially recoverable hydrocarbons.

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
Standardized measure
The present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using prices and costs in effect as of the date of estimation), less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue.

Tight formation	A formation with low permeability that produces natural gas with very low flow rates for long periods of time.
Undeveloped acreage	Lease acreage on which wells have not been drilled or completed to a point that would permit the production of economic quantities of oil and natural gas regardless of whether such acreage contains proved reserves.
Waha Hub	Natural gas gathering point that serves as a benchmark price for natural gas at western Texas and New Mexico.
Wellbore	The hole drilled by the bit that is equipped for oil or natural gas production on a completed well.
Working interest	An operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.
WTI	West Texas Intermediate, a light sweet blend of oil produced from fields in western Texas and is a grade of oil that serves as a benchmark for oil on the NYMEX.
WTI Cushing	Grade of oil that serves as a benchmark price for oil at Cushing, Oklahoma.

GLOSSARY OF CERTAIN OTHER TERMS
The following is a glossary of certain other terms that are used in this Annual Report:

ASU	Accounting Standards Update.
Company	Diamondback Energy, Inc., a Delaware corporation, together with its subsidiaries.
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act (HR 4173).
EPA	U.S. Environmental Protection Agency.
Equity Plan	The Company’s 2021 Amended and Restated Equity Incentive Plan.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board.
FERC	Federal Energy Regulatory Commission.
GAAP	Accounting principles generally accepted in the United States.
LIBOR	The London interbank offered rate.
Nasdaq	The Nasdaq Global Select Market.
NYMEX	New York Mercantile Exchange.
OPEC	Organization of the Petroleum Exporting Countries.
OSHA	Federal Occupational Safety and Health Act.
Rattler	Rattler Midstream LP, a Delaware limited partnership and a wholly owned subsidiary of the Company since 2022.
Rattler’s GP	Rattler Midstream GP LLC, a Delaware limited liability company; the general partner of Rattler Midstream LP and a wholly owned subsidiary of the Company.
Rattler LLC	Rattler Midstream Operating LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company since 2022.
Ryder Scott	Ryder Scott Company, L.P.
S&P 500	Standard and Poor’s 500 index.
SEC	United States Securities and Exchange Commission.
SEC Prices	Unweighted arithmetic average oil and natural gas prices as of the first day of the month for the most recent 12 months as of the balance sheet date.
Securities Act	The Securities Act of 1933, as amended.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties, and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations (including drilling plans and capital plans); estimates and projections of revenues, losses, costs, expenses, returns, cash flow, and financial position; reserve estimates and our ability to replace or increase reserves; anticipated benefits or other effects of strategic transactions (including the recently completed Endeavor Acquisition and the pending Double Eagle Acquisition (in each case, as defined below) discussed in this report and other acquisitions or divestitures, including the pending 2025 Drop Down); and plans and objectives of management (including plans for future cash flow from operations and for executing environmental strategies) are forward-looking statements. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to the Company are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Although we believe that the expectations and assumptions reflected in our forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond our control. Accordingly, forward-looking statements are not guarantees of future performance and our actual outcomes could differ materially from what we have expressed in our forward-looking statements.

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
•changes in general economic, business or industry conditions, including changes in foreign currency exchange rates interest rates, and inflation rates, instability in the financial sector;
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
v

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
•changes in our credit rating;
•risks related to the recently completed Endeavor Acquisition, the pending Double Eagle Acquisition and the pending 2025 Drop Down; and
•the other risk and factors discussed in this report.

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

At December 31, 2024, our total acreage position in the Permian Basin was approximately 1,077,697 gross (860,719 net) acres, which consisted primarily of 910,991 gross (737,181 net) acres in the Midland Basin and 161,981 gross (123,218 net) acres in the Delaware Basin.

In addition, our publicly traded subsidiary Viper Energy, Inc., which we refer to as Viper, owns mineral interests primarily in the Permian Basin. At December 31, 2024, we owned approximately 45% of Viper’s outstanding shares of common stock.

As of December 31, 2024, our estimated proved oil and natural gas reserves were 3,557,416 MBOE (which includes estimated reserves of 195,873 MBOE attributable to the mineral interests owned by Viper). As of December 31, 2024, approximately 67% are classified as proved developed producing. Proved undeveloped, or PUD, reserves included in this estimate are from 1,381 gross (1,258 net) horizontal well locations in which we have a working interest. As of December 31, 2024, our estimated proved reserves were approximately 50% oil, 23% natural gas and 27% natural gas liquids.

Significant Acquisitions and Divestitures

Diamondback Acquisition and Divestiture

Endeavor Acquisition

On September 10, 2024, we completed our acquisition of Endeavor Parent, LLC (“Endeavor”) (the “Endeavor Acquisition”) for consideration consisting of $7.3 billion in cash, subject to certain customary post-closing adjustments, and approximately 117.27 million shares of our common stock. The Endeavor Acquisition included approximately 500,849 gross (361,927 net) acres, which are primarily located in the Permian Basin. See Note 5—Endeavor Energy Resources, LP Acquisition in Item 8. Financial Statements and Supplementary Data of this report for additional discussion of the Endeavor Acquisition.

Pending Double Eagle Acquisition

On February 14, 2025, we entered into a definitive securities purchase agreement with Double Eagle IV Midco, LCC (“Double Eagle”), to acquire all of the issued and outstanding interests of DE Permian, LLC, DE IV Combo, LLC, and DE IV Operating, LLC, each of which are wholly owned subsidiaries of Double Eagle (the “Double Eagle Acquisition”) for consideration consisting of $3.0 billion in cash and approximately 6.9 million shares of our common stock, subject to customary adjustments. The pending Double Eagle Acquisition consists of approximately 67,700 gross (40,000 net) acres, which are primarily located in the Midland Basin, and approximately 407 gross (342 net) horizontal locations in primary development targets. The pending Double Eagle Acquisition is expected to close in the second quarter of 2025, subject to the satisfaction of customary closing conditions and regulatory approval.

Pending 2025 Drop Down Transaction

On January 30, 2025, Endeavor Energy Resources, LP (“EER LP”) and 1979 Royalties, LP and 1979 Royalties GP, LLC (collectively, the “Endeavor Subsidiaries”), each of which is our subsidiary, entered into a definitive equity purchase agreement with Viper and Viper LLC to divest the Endeavor Subsidiaries from EER LP to Viper in exchange for consideration consisting of (i) $1.0 billion in cash and (ii) the issuance of 69.63 million Viper LLC units and an equal number of shares of Viper’s Class B common stock, in each case subject to customary closing adjustments, including, among other things, for net title benefits (such transaction, the “pending 2025 Drop Down”). The pending 2025 Drop Down is expected to close in the second quarter of 2025, subject to certain conditions.

See Note 17—Subsequent Events in Item 8. Financial Statements and Supplementary Data of this report for further discussion of the pending Double Eagle Acquisition and the pending 2025 Drop Down.

Viper Acquisitions

Viper Tumbleweed Acquisitions

In September and October of 2024, Viper completed a series of related acquisitions including the Viper TWR Acquisition, the Viper Q Acquisition and the Viper M Acquisition, collectively the (“Viper Tumbleweed Acquisitions”) as defined and discussed below.

On October 1, 2024 Viper acquired all of the issued and outstanding equity interests in TWR IV, LLC and TWR IV SellCo, LLC from Tumbleweed Royalty IV, LLC (“TWR IV”) and TWR IV SellCo Parent, LLC (the “Viper TWR Acquisition”). The Viper TWR Acquisition consideration consisted of approximately (i) $464 million in cash, (ii) 10.09 million Viper LLC units, including transaction costs and certain customary post-closing adjustments, (iii) an option for TWR IV to acquire up to 10.09 million shares of Viper’s Class B Common Stock (the “TWR Class B Option”), and (iv) contingent cash consideration of up to $41 million, payable in January of 2026. The mineral and royalty interests acquired in the Viper TWR Acquisition represent approximately 3,067 net royalty acres located primarily in the Permian Basin.

On September 3, 2024 Viper acquired all of the issued and outstanding equity interests in (i) Tumbleweed-Q Royalties, LLC (the “Viper Q Acquisition”) for a purchase price of $114 million in cash, including transaction costs and certain customary post-closing adjustments, and contingent cash consideration of up to $5 million payable in January of 2026, and (ii) MC TWR Royalties, LP and MC TWR Intermediate, LLC (the “Viper M Acquisition” and together with the Viper Q Acquisition, the ”Viper Q & M Acquisitions”) for a purchase price of $76 million in cash, including transaction costs and certain customary post-closing adjustments, and contingent cash consideration of up to $4 million payable in January of 2026. The mineral and royalty interests acquired in the Viper Q & M Acquisitions represent approximately 406 and 267 net royalty acres located primarily in the Permian Basin, respectively.

See Note 4—Acquisitions and Divestitures in Item 8. Financial Statements and Supplementary Data of this report for additional discussion of our acquisitions and divestitures during 2024.

Our Business Strategy

Our business strategy includes the following:

•Exercise Capital Discipline. During 2024, we continued building on our execution track record, generating free cash flow while keeping capital costs under control. Our efficiency gains, particularly in the Midland Basin drilling and completion programs, enabled us to mitigate certain inflationary pressures on variable well costs, which led to a total capital expenditure amount of $2.9 billion, consistent with our guidance presented in November 2024. We expect to continue to exercise capital discipline, with a focus on capital efficiency over volume growth, and after giving effect to the pending Double Eagle Acquisition, plan to spend between $3.80 billion and $4.20 billion in 2025.

•Focus on low cost development strategy and continuous improvement in operational, capital allocation and cost efficiencies. Our acreage position is generally in contiguous blocks which allows us to develop this acreage efficiently with a “manufacturing” strategy that takes advantage of economies of scale and uses centralized production and fluid handling facilities. We are the operator of approximately 92% of our acreage, which allows us to efficiently manage our operating costs, pace of development activities and the gathering and marketing of our production. Our average 80% working interest in our acreage allows us to realize the majority of the benefits of these activities and cost efficiencies.

•Continue to deliver on our enhanced capital return program. We expect to be in a position to continue to deliver on our enhanced capital return program, through which we intend to return at least 50% of our quarterly free cash flow to our stockholders. Our capital return program is currently focused on our sustainable base dividend and a combination of stock repurchases and variable dividends.

•Leverage our experience operating in the Permian Basin. Our executive team, which has significant experience in the Permian Basin, intends to continue to seek ways to maximize hydrocarbon recovery by optimizing and enhancing our drilling and completion techniques. Our focus on efficient drilling and completion techniques is an important part of the continuous drilling program we have planned for our significant inventory of identified potential drilling locations. We believe that the experience of our executive team in deviated and horizontal drilling and completions has helped reduce the execution risk normally associated with these complex well paths. In addition, our completion techniques are continually evolving as we evaluate and implement hydraulic fracturing practices that have and are expected to continue to increase recovery and reduce completion costs. Our executive team regularly evaluates our operating results against those of other top operators in the area in an effort to benchmark our performance and adopt best practices compared to our peers. The successful execution of the Endeavor Acquisition has further strengthened our existing operating experience and has begun to deliver operational synergies ahead of schedule, and we expect to enhance our existing inventory and achieve additional synergies from our pending Double Eagle Acquisition.

•Pursue strategic acquisitions with substantial resource potential. We have a proven history of acquiring leasehold positions in the Permian Basin that have substantial oil-weighted resource potential. We believe our executive team, with its extensive experience in the Permian Basin, has a competitive advantage in identifying acquisition targets and a proven ability to evaluate resource potential. We regularly review acquisition opportunities and intend to pursue acquisitions that meet our strategic and financial targets, as evidenced by our recently completed Endeavor Acquisition and the pending Double Eagle Acquisition.

•Maintain financial flexibility. We seek to maintain a conservative financial position. As of December 31, 2024, Diamondback had $134 million of standalone cash and cash equivalents and our borrowing base was set at $2.5 billion, which was fully available for future borrowings. As of December 31, 2024, Viper had $27 million of cash and cash equivalents, $261 million in outstanding borrowings and approximately $1.0 billion available for future borrowings under its revolving credit facility. Additionally, we have a near-term target of reducing our net debt (which we define as total debt, excluding debt issuance costs, discounts, premiums and unamortized basis adjustments, less cash and cash equivalents) to $10 billion and a long-term target of maintaining our net debt between $6 billion and $8 billion, and, to that end, have announced our commitment to sell at least $1.5 billion of our non-core assets to accelerate debt reduction and maintain a strong balance sheet.

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

•Multi-year drilling inventory in one of North America’s leading oil resource plays. We have identified a multi-year inventory of potential drilling locations for our oil-weighted reserves that we believe provides attractive growth and return opportunities. At an assumed economic price of approximately $50.00 per Bbl WTI, we currently have approximately 9,188 gross (7,130 net) identified potential horizontal drilling locations on our acreage, based on our evaluation of applicable geologic and engineering data. These gross identified economic potential horizontal locations have an average lateral length of approximately 10,215 feet, with the actual length depending on lease geometry and other considerations. These locations exist across most of our acreage blocks and in multiple horizons. The ultimate inter-well spacing at these locations may vary due to different factors, which would result in a higher or lower location count. In addition, we have approximately 16,557 square miles of licensed 3-D seismic data covering our acreage. This data facilitates the evaluation of our existing drilling inventory and provides insight into future development activity, including additional horizontal drilling opportunities and strategic leasehold acquisitions. We expect that this multi-year inventory will be further enhanced through our pending Double Eagle Acquisition once completed.

•Experienced, incentivized and proven management team. Our executive team has a proven track record of executing on multi-rig development drilling programs and extensive experience in the Permian Basin. Our executive team has significant experience with both drilling and completing horizontal wells in addition to horizontal well reservoir and geologic expertise.

•Favorable operating environment. We have focused our drilling and development operations in the Permian Basin, one of the longest operating hydrocarbon basins in the United States, with a long and well-established production history and developed infrastructure. We believe that the geological and regulatory environment of the Permian Basin is stable and predictable and that we are faced with less operational risks in the Permian Basin when compared to other emerging hydrocarbon basins.

•High degree of operational control. We are the operator of approximately 92% of our Permian Basin acreage. This operating control allows us to better execute on our strategies of enhancing returns through operational and cost efficiencies and increasing ultimate hydrocarbon recovery by seeking to continually improve our drilling techniques, completion methodologies and reservoir evaluation processes. We retain the ability to increase or decrease our capital expenditure program based on commodity price outlooks. This operating control also enables us to obtain data needed for efficient exploration of horizontal prospects.

Our Properties

Location and Land

The Permian Basin area covers a significant portion of western Texas and eastern New Mexico and is considered one of the major producing basins in the United States. As of December 31, 2024, our total acreage position in the Permian Basin was approximately 1,077,697 gross (860,719 net) acres, which consisted primarily of 910,991 gross (737,181 net) acres in the Midland Basin and 161,981 gross (123,218 net) acres in the Delaware Basin. In addition, as of December 31, 2024, our publicly traded subsidiary, Viper, owned mineral interests underlying approximately 987,861 gross acres (35,671 net) royalty acres in the Permian Basin. Approximately 52% of these net royalty acres are operated by us.

We have been developing multiple pay intervals primarily in the Permian Basin through horizontal drilling and believe that there are opportunities to target additional intervals throughout the stratigraphic column. We believe our significant experience drilling, completing and operating horizontal wells will allow us to efficiently develop our remaining inventory and ultimately target other horizons that have limited development to date. The following table presents horizontal producing wells in which we have a working interest as of December 31, 2024:

Basin	Number of Horizontal Wells
Midland	5,304
Delaware	919
Other	367
Total(1)	6,590
(1) Of these 6,590 total horizontal producing wells, we are the operator of 4,723 wells and have a non-operated working interest in 1,867 additional wells.

The following table presents the average number of days in which we were able to drill our horizontal wells to total depth specified below during the year ended December 31, 2024:

Average Days to Total Depth
Midland Basin
7,500 foot lateral	8
10,000 foot lateral	9
13,000 foot lateral	10
15,000 foot lateral	10
18,000 foot lateral	13
Delaware Basin
10,000 foot lateral	16
13,000 foot lateral	16
15,000 foot lateral	20

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

By mid-2010, approximately half of the rigs active in the Permian Basin were drilling wells in the Permian Spraberry, Dean and Wolfcamp formations, which we collectively refer to as the Wolfberry play. Since then, we and most other operators are almost exclusively drilling horizontal wells in the development of unconventional reservoirs in the Permian Basin. As of December 31, 2024, we held working interests in 10,277 gross (7,891 net) producing wells and only royalty interests in 20,651 additional wells.

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

We possess, or are in the process of acquiring, 3-D seismic data over substantially all of our major asset areas. Our extensive geophysical database currently includes approximately 16,557 square miles of 3-D data, a significant portion of which is attributable to the Endeavor Acquisition. This data will continue to be utilized in the development of our horizontal drilling program and identification of additional resources to be exploited.

Recent and Future Activity

During 2025, we expect to drill an estimated 446 to 471 gross (406 to 428 net) operated horizontal wells and complete an estimated 557 to 592 gross (526 to 560 net) operated horizontal wells on our acreage. We currently estimate that our capital expenditures in 2025, which gives effect to the pending Double Eagle Acquisition, will be between $3.80 billion and $4.20 billion, consisting of $3.13 billion to $3.44 billion for horizontal drilling and completions, $280 million to $320 million non-operated activity and capital workovers and $390 million to $440 million for infrastructure, midstream and environmental capital expenditures. During the year ended December 31, 2024, we drilled 372 gross (351 net) and completed 410 gross (386 net) operated horizontal wells and incurred capital expenditures for drilling, completing and equipping wells, infrastructure and midstream additions to oil and natural gas properties of $2.9 billion.

We were operating 19 drilling rigs and four completion crews at December 31, 2024 and currently intend to operate between 13 and 19 rigs and four and six completion crews on average in 2025. We will continue monitoring the ongoing commodity price environment and expect to retain the financial flexibility to adjust our drilling and completion plans in response to market conditions.

Oil and Natural Gas Data

Proved Reserves

Evaluation and Review of Reserves

The estimated reserves as of December 31, 2024, 2023 and 2022 are based on reserve estimates prepared by our internal reservoir engineers and audited by Ryder Scott, an independent petroleum engineering firm. The internal and external technical persons responsible for preparing or auditing our proved reserve estimates meet the requirements with regards to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Ryder Scott is a third-party engineering firm and does not own an interest in any of our properties and is not employed by us on a contingent basis. The purpose of Ryder Scott’s audits was to provide additional assurance on the reasonableness of internally prepared reserve estimates and covered 100% of our total proved reserves for 2024, 2023 and 2022.

Under SEC rules, proved reserves are those quantities of oil and natural gas that, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our proved reserves as of December 31, 2024 were estimated using a deterministic method.

The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and natural gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and natural gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (i) performance-based methods, (ii) volumetric-based methods and (iii) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. In general, our proved producing reserves attributable to producing wells were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis, which utilized extrapolations of available historical production and pressure data. In certain cases where there was inadequate historical performance data to establish a definitive trend and where the use of production performance data as a basis for the estimates was considered to be inappropriate, the proved producing reserves were estimated by analogy, or a combination of performance and analogy methods. The analogy method was used where there was inadequate historical performance data to establish a definitive trend and where the use of production performance data as a basis for the reserve estimates was considered to be inappropriate. All proved undeveloped reserves were estimated by the analogy method.

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

The Executive Vice President and Chief Engineer is primarily responsible for overseeing the preparation of all our reserve estimates and overseeing communications with our independent reserve auditor. The Executive Vice President and Chief Engineer is a petroleum engineer with over 21 years of reservoir and operations experience and our geoscience staff has an average of approximately 16 years of industry experience per person. Our technical staff uses historical information for our properties such as ownership interest, oil and natural gas production, well test data, commodity prices and operating and development costs. Ryder Scott performed an independent analysis during its audit of our estimated reserves for 2024 and any differences were reviewed with our Executive Vice President and Chief Engineer. For 2024, our reserve auditor’s estimates of our proved reserves did not materially differ from our estimates by more than the established audit tolerance guidelines of ten percent.

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

For estimates and further discussion of our proved developed and proved undeveloped reserves, see Note 19—Supplemental Information on Oil and Natural Gas Operations in Item 8. Financial Statements and Supplementary Data of this report.

Potential Drilling Locations

We have identified a multi-year inventory of potential drilling locations for our oil-weighted reserves that we believe provides attractive growth and return opportunities. At an assumed price of approximately $50.00 per Bbl WTI, we currently have approximately 9,188 gross (7,130 net) identified economic potential horizontal drilling locations on our acreage based on our evaluation of applicable geologic and engineering data.

The following table presents the number of gross identified economic potential horizontal drilling locations by basin:

Number of Identified Economic Potential Horizontal Drilling Locations
Midland Basin
Lower Spraberry(1)	1,226
Middle Spraberry(1)	1,512
Wolfcamp A(2)	1,091
Wolfcamp B(2)	1,338
Wolfcamp D(3)	1,182
Other	1,639
Total Midland Basin	7,988
Delaware Basin
2nd Bone Springs(3)	376
3rd Bone Springs(3)	363
Wolfcamp A(3)	141
Wolfcamp B(3)	302
Other	18
Total Delaware Basin	1,200
Total	9,188
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

Oil and Natural Gas Production and Price History

The following tables set forth information regarding our net production of oil, natural gas and natural gas liquids by basin for the fields containing 15% or more along with other production from fields containing less than 15% of our total proved reserves:

	Midland Basin	Delaware Basin	Other	Total
Production Data:
Year Ended December 31, 2024
Oil (MBbls)	104,875	18,325	125	123,325
Natural gas (MMcf)	222,574	52,349	757	275,680
Natural gas liquids (MBbls)	41,559	8,084	57	49,700
Total (MBOE)	183,530	35,134	308	218,972

Year Ended December 31, 2023
Oil (MBbls)	75,859	20,246	71	96,176
Natural gas (MMcf)	140,721	57,129	267	198,117
Natural gas liquids (MBbls)	25,899	8,296	22	34,217
Total (MBOE)	125,212	38,064	138	163,413

Year Ended December 31, 2022
Oil (MBbls)	58,803	22,681	132	81,616
Natural gas (MMcf)	116,579	59,338	459	176,376
Natural gas liquids (MBbls)	20,800	9,016	64	29,880
Total (MBOE)	99,033	41,587	273	140,892

The following table sets forth certain price and cost information for each of the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Average Prices:
Oil ($ per Bbl)	$73.52	$75.68	$93.85
Natural gas ($ per Mcf)	$0.32	$1.32	$4.86
Natural gas liquids ($ per Bbl)	$18.99	$20.08	$35.07
Combined ($ per BOE)	$46.12	$50.35	$67.90

Oil, hedged ($ per Bbl)(1)	$72.68	$74.72	$86.76
Natural gas, hedged ($ per Mcf)(1)	$0.91	$1.48	$4.12
Natural gas liquids, hedged ($ per Bbl)(1)	$18.99	$20.08	$35.07
Average price, hedged ($ per BOE)(1)	$46.38	$49.98	$62.85

Average Costs per BOE:
Lease operating expenses	$5.87	$5.34	$4.63
Production and ad valorem taxes	2.91	3.21	4.34
Gathering, processing and transportation expense	1.63	1.76	1.83
General and administrative - cash component	0.68	0.59	0.63
Total operating expense - cash	$11.09	$10.90	$11.43

General and administrative - non-cash component	$0.30	$0.33	$0.39
Depreciation, depletion, amortization and accretion	13.02	10.68	9.54
Interest expense, net	0.62	0.97	1.09
Merger and integration expense	1.38	0.07	0.10
Total operating expense - non-cash	$15.32	$12.05	$11.12

Production Costs(2)	$7.50	$7.10	$6.46

(1)Hedged prices reflect the effect of our commodity derivative transactions on our average sales prices and include gains and losses on cash settlements for matured commodity derivatives, which we do not designate for hedge accounting. Hedged prices exclude gains or losses resulting from the early settlement of commodity derivative contracts.
(2)Average production costs is comprised of lease operating expenses and gathering, processing and transportation expense.

Wells Drilled and Completed in 2024

The following table sets forth the total number of operated horizontal wells drilled and completed during the year ended December 31, 2024:

	Drilled		Completed
Area:	Gross	Net	Gross	Net
Midland Basin	342	325	391	369
Delaware Basin	30	26	19	17
Total	372	351	410	386

As of December 31, 2024, we operated the following wells:

	Vertical Wells		Horizontal Wells		Total
Area:	Gross	Net	Gross	Net	Gross	Net
Midland Basin	3,066	2,902	4,102	3,850	7,168	6,752
Delaware Basin	153	136	621	575	774	711
Total	3,219	3,038	4,723	4,425	7,942	7,463

Productive Wells

As of December 31, 2024, we owned an interest in a total of 30,928 gross productive wells with an average unweighted 77% working interest in 10,277 gross (7,891 net) wells and an average 2.1% royalty interest in 20,651 additional wells. Through our subsidiary, Viper, we own an average 2.7% net revenue interest in 14,707 of the total 30,928 gross productive wells. Productive wells consist of producing wells and wells capable of production, including natural gas wells awaiting pipeline connections to commence deliveries and oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

The following table sets forth information regarding productive wells by basin as of December 31, 2024:

	Gross Wells			Net Wells
	Oil	Natural Gas	Total	Oil	Natural Gas	Total
Midland Basin	23,841	134	23,975	7,074	25	7,099
Delaware Basin	4,487	953	5,440	626	118	744
Midcon Basin	202	237	439	1	2	3
Williston Basin	446	1	447	5	—	5
Other	225	402	627	17	23	40
Total productive wells	29,201	1,727	30,928	7,723	168	7,891

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

	Year Ended December 31, 2024
	Midland Basin		Delaware Basin		Total
	Gross	Net	Gross	Net	Gross	Net
Development:
Productive	322	308	30	26	352	334
Dry	—	—	—	—	—	—
Exploratory:
Productive	20	17	—	—	20	17
Dry	—	—	—	—	—	—
Total:
Productive	342	325	30	26	372	351
Dry	—	—	—	—	—	—

	Year Ended December 31, 2023
	Midland Basin		Delaware Basin		Total
	Gross	Net	Gross	Net	Gross	Net
Development:
Productive	192	179	29	25	221	204
Dry	—	—	—	—	—	—
Exploratory:
Productive	123	106	6	5	129	111
Dry	—	—	—	—	—	—
Total:
Productive	315	285	35	30	350	315
Dry	—	—	—	—	—	—

	Year Ended December 31, 2022
	Midland Basin		Delaware Basin		Total
	Gross	Net	Gross	Net	Gross	Net
Development:
Productive	59	54	16	15	75	69
Dry	—	—	—	—	—	—
Exploratory:
Productive	138	129	27	25	165	154
Dry	—	—	—	—	—	—
Total:
Productive	197	183	43	40	240	223
Dry	—	—	—	—	—	—

As of December 31, 2024, we had 49 gross (47 net) operated wells in the process of drilling and 358 gross (336 net) wells in the process of completion or waiting on completion.

Acreage

The following table sets forth information as of December 31, 2024 relating to our leasehold acreage:

	Developed Acreage(1)		Undeveloped Acreage		Total Acreage(2)
Basin	Gross	Net	Gross	Net	Gross	Net
Midland	469,088	359,564	441,903	377,617	910,991	737,181
Delaware	113,952	67,820	48,029	55,398	161,981	123,218
Other	—	—	4,725	320	4,725	320
Total	583,040	427,384	494,657	433,335	1,077,697	860,719
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

Undeveloped Acreage Expirations

As of December 31, 2024, the following gross and net undeveloped acres are set to expire over the next five years based on their contractual lease maturities unless (i) production is established within the spacing units covering the acreage or (ii) the lease is renewed or extended under continuous drilling provisions prior to the contractual expiration dates.

	Acres Expiring
	Midland		Delaware		Total
	Gross	Net	Gross	Net	Gross	Net
2025	5,515	4,290	—	—	5,515	4,290
2026	8,159	6,459	302	249	8,461	6,708
2027	9,171	6,921	276	227	9,447	7,148
2028	6,004	4,918	—	—	6,004	4,918
2029	337	245	—	—	337	245
Total	29,186	22,833	578	476	29,764	23,309

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

Marketing and Customers

We typically sell production to a relatively small number of customers, as is customary in the exploration, development and production business. For the years ended December 31, 2024 and 2023, four purchasers each accounted for more than 10% of our revenue. For the year ended December 31, 2022, two purchasers each accounted for more than 10% of our revenue. We do not require collateral and do not believe the loss of any single purchaser would materially impact our operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers. For additional information regarding our customer concentrations, see Note 3—Revenue from Contracts with Customers in Item 8. Financial Statements and Supplementary Data of this report.

Delivery Commitments

Certain of our firm sales agreements include delivery commitments that specify the delivery of a fixed and determinable quantity of oil. We expect our production and reserves will continue to be the primary means of fulfilling our future commitments. However, these contracts provide the options of delivering third-party volumes or paying a monetary shortfall penalty if production is inadequate to satisfy our commitment. In 2023, we began purchasing third-party volumes to fulfill a certain delivery commitment to a pipeline in the Permian Basin. For additional information regarding commitments, see Note 16—Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data of this report.

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

Environmental Matters. Our oil and natural gas exploration, development and production operations are subject to stringent laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Numerous federal, state and local governmental agencies, such as the EPA, issue regulations that often require difficult and costly compliance measures that carry substantial administrative, civil and criminal penalties and may result in injunctive obligations for non-compliance. These laws and regulations may require the acquisition of a permit before drilling commences; restrict the types, quantities and concentrations of various substances that can be released into the environment in connection with drilling and production activities; limit or prohibit construction or drilling activities on certain lands lying within wilderness, wetlands, ecologically or seismically sensitive areas, and other protected areas; require action to prevent or remediate pollution from current or former operations, such as plugging abandoned wells or closing pits; result in the suspension or revocation of necessary permits, licenses and authorizations; require that additional pollution controls be installed; and impose substantial liabilities for pollution resulting from our operations or related to our owned or operated facilities. Liability under such laws and regulations is often strict (i.e., no showing of “fault” is required) and can be joint and several. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances, hydrocarbons or other waste products into the environment. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly pollution control or waste handling, storage, transport, disposal or cleanup requirements could materially and adversely affect our operations and financial position, as well as the oil and natural gas industry in general. Our management believes that we are in substantial compliance with applicable environmental laws and regulations and we have not experienced any material adverse effect from compliance with these environmental requirements. This trend, however, may not continue in the future.

Waste Handling. The Resource Conservation and Recovery Act, or the RCRA, as amended, and comparable state statutes and regulations promulgated thereunder, affect oil and natural gas exploration, development and production activities by imposing requirements regarding the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. With federal approval, the individual states administer some or all of the provisions of the RCRA, sometimes in conjunction with their own, more stringent requirements. Although most wastes associated with the exploration, development and production of crude oil and natural gas are exempt from regulation as hazardous wastes under the RCRA, such wastes may constitute “solid wastes” that are subject to the less stringent non-hazardous waste requirements. Moreover, the EPA or state or local governments may adopt more stringent requirements for the handling of non-hazardous wastes or categorize some non-hazardous wastes as hazardous for future regulation. Indeed, legislation has been proposed from time to time in the U.S. Congress to re-categorize certain oil and natural gas exploration, development and production wastes as “hazardous wastes.” Also, in December 2016, the EPA agreed in a consent decree to review its regulation of oil and natural gas waste. However, in April 2019, the EPA concluded that revisions to the federal regulations for the management of oil and natural gas waste were not necessary at that time. Any changes in such laws and regulations could have a material adverse effect on our capital expenditures and operating expenses.

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

The scope of waters regulated under the CWA has fluctuated in recent years. On January 18, 2023, the EPA and the U.S. Army Corps of Engineers, or the Corps, jointly promulgated final rules expanding the scope of waters protected under the CWA. However, on May 25, 2023, the United States Supreme Court issued an opinion substantially narrowing the scope of “waters of the United States” protected by the CWA. On September 8, 2023, the EPA and the Corps published a final rule conforming their regulations to the decision. These recent actions have provided some clarity. However, to the extent the EPA and the Corps broadly interpret their jurisdiction and expand the range of properties subject to the CWA’s jurisdiction, we or third-party operators could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

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

Climate Change. In recent years, federal, state and local governments have taken steps to reduce emissions of greenhouse gases. For example, the Infrastructure Investment and Jobs Act of 2021 and the Inflation Reduction Act of 2022, or the IRA, include billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration. Also, in March 2024, the EPA finalized ambitious rules to reduce harmful air pollutant emissions, including greenhouse gases, from light-, medium-, and heavy-duty vehicles beginning in model year 2027. These incentives and regulations could accelerate the transition of the economy away from the use of fossil fuels toward lower- or zero-carbon emissions alternatives, which could decrease demand for, and in turn the prices of, the oil and natural gas that we produce and sell and adversely impact our business. In addition, the IRA imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA amends the CAA to impose a fee on the emission of methane that exceeds an applicable waste emissions threshold from sources required to report their greenhouse gas emissions to the EPA, including those sources in offshore and onshore petroleum and natural gas production and gathering and boosting source categories. However, on January 20, 2025, President Trump signed multiple executive orders seeking to reverse many of these climate rules and incentives, including pausing the disbursement of funds under the IRA and eliminating the “electric vehicle mandate.” Despite this shift, numerous proposals have been made and are likely to continue to be made at the international, regional and state levels of government that are intended to limit emissions of greenhouse gases by enforceable requirements and voluntary measures.

On November 18, 2024, the EPA published a final rule on the methane emissions charge, which became effective on January 17, 2025. The methane emissions charge must be paid no later than August 31 of the year following the reporting period and starts at $900 per ton of methane in 2024, increases to $1,200 in 2025 and will be set at $1,500 for 2026 and each year after. Calculation of the fee is based on methane emissions that exceed certain thresholds established in the IRA. The methane emissions charge could increase our operating costs, which could adversely impact our business, financial condition and cash flows.

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

At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of greenhouse gases. The Paris Agreement went into effect on November 4, 2016. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its greenhouse gas emissions by 50-52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th Conference of the Parties in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce greenhouse gas emissions, including reducing global methane emissions by at least 30% by 2030 from 2020 levels. More than 150 countries have now signed on to this pledge. At the 28th Conference of the Parties in the United Arab Emirates, world leaders agreed to transition away from fossil fuels in a just, orderly and equitable manner and to triple renewables and double energy efficiency globally by 2030. Additionally, the Biden Administration announced a new climate target for the United States on December 19, 2024, which includes a 61 to 66 percent reduction in economy-wide net greenhouse gas emissions by 2035, as compared to 2005 levels. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the international climate commitments. However, on January 20, 2025, President Trump issued an executive order directing the United States Ambassador to the United Nations to immediately withdraw from the Paris Agreement, and on January 27, 2025, the United States’ Acting Ambassador to the United Nations submitted a notification of withdrawal from the Paris Agreement, which is set to become effective one year after notification on January 27, 2026.

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

On August 16, 2012, the EPA published final regulations under the federal CAA that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rules seek to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, on August 13, 2020, in response to an executive order by President Trump to review and revise unduly burdensome regulations, the EPA amended the 2012 and 2016 New Source Performance standards to ease regulatory burdens, including rescinding standards applicable to transmission or storage segments and eliminating methane requirements altogether. On June 30, 2021, President Biden signed into law a joint resolution of the U.S. Congress disapproving the 2020 amendments (with the exception of some technical changes) thereby reinstating the 2012 and 2016 New Source Performance standards. The EPA expects owners and operators of regulated sources to take “immediate steps” to comply with these standards. Additionally, on March 8, 2024, the EPA published a final rule to expand and strengthen emission reduction requirements for both new and existing sources in the oil and natural gas industry by requiring increased monitoring of fugitive emissions, imposing new requirements for pneumatic controllers and tank batteries, and prohibiting venting of natural gas in certain situations. These new standards, to the extent implemented, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions, which may increase our compliance or operating costs.

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

Endangered Species. The federal Endangered Species Act, or ESA, and analogous state laws restrict activities that may affect listed endangered or threatened species or their habitats. If endangered species, such as the recently listed lesser prairie chicken or dunes sagebrush lizard, are located in areas where we operate, our operations or any work performed related to them could be prohibited or delayed or expensive mitigation may be required. While some of our operations may be located in areas that are designated as habitats for endangered or threatened species, we believe that we are in compliance with the ESA. However, the designation of previously unprotected species in areas where we operate as threatened or endangered could result in the imposition of restrictions on our operations and consequently have a material adverse effect on our business.

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

The Pipeline Safety and Job Creation Act, enacted in 2011, and the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016, also known as the PIPES Act, enacted in 2016, amended the HLPSA and increased safety regulation. The Pipeline Safety and Job Creation Act doubles the maximum administrative fines for safety violations from

$100,000 to $200,000 for a single violation and from $1.0 million to $2.0 million for a related series of violations (now increased for inflation to $272,926 and $2,729,245, respectively), and provides that these maximum penalty caps do not apply to civil enforcement actions, establishes additional safety requirements for newly constructed pipelines, and requires studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines, including the expansion of integrity management, use of automatic and remote-controlled shut-off valves, leak detection systems, sufficiency of existing regulation of gathering pipelines, use of excess flow valves, verification of maximum allowable operating pressure, incident notification, and other pipeline-safety related requirements. The PIPES Act ensures that the PHMSA completes the Pipeline Safety and Job Creation Act requirements; reforms PHMSA to be a more dynamic, data-driven regulator; and closes gaps in federal standards.

PHMSA has undertaken rulemakings to address many areas of this legislation. For example, on October 1, 2019, PHMSA published final rules to expand its integrity management requirements and impose new pressure testing requirements on regulated pipelines, including certain segments outside High Consequence Areas. Also, on November 15, 2021, PHMSA published a final rule extending reporting requirements to all onshore gas gathering operators and establishing a set of minimum safety requirements for certain gas gathering pipelines with large diameters and high operating pressures, and, on August 24, 2022, PHMSA published a final rule strengthening integrity management requirements for onshore gas transmission lines, bolstering corrosion control standards and repair criteria, and imposing new requirements for inspections after extreme weather events. Further, on January 17, 2025, PHMSA issued a final rule to reduce methane emissions from new and existing gas pipelines, underground natural gas storage facilities and liquefied natural gas facilities. However, pursuant to an executive order issued on January 20, 2025, the rule (and other rules that have been issued but not yet published in the Federal Register) has been withdrawn and is subject to further review and approval. These requirements and related rule making proceedings, could require us to install new or modified safety controls, pursue additional capital projects or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position. In addition, any material penalties or fines issued to us under these or other statutes, rules, regulations or orders could have an adverse impact on our business, financial condition, results of operation and cash flow.

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

As of December 31, 2024, we had 1,983 full time employees. None of our employees are represented by labor unions or covered by any collective bargaining agreements. We also utilize independent contractors and consultants involved in land, technical, regulatory and other disciplines to assist our full-time employees.

Equal Opportunity, Recruiting and Retention

Equal employment opportunity is one of our core tenets and, as such, our employment decisions are based on merit, qualifications, competencies and contributions. We actively seek to attract and retain top talent and continue to cultivate our respectful work environment. We value the perspectives, experiences and ideas contributed by our employees from a diverse range of ethnic, cultural and ideological backgrounds. Over 24% of our employees are women and over 42% of our employees self-identify as ethnic minorities as of December 31, 2024. We disclosed our 2023 Equal Employment Opportunity (EEO-1) data as of December 31, 2023 in our 2024 Corporate Sustainability Report in an effort to provide transparency into the Company’s workforce demographics.

In 2024, we took various actions to expand our recruitment efforts, particularly in our college recruitment and internship programs. We collaborated with several student organizations to reinforce this inclusive initiative, which will continue in the future. In addition, we have focused on recruiting experienced hires to target and retain top industry talent. We have historically had a low annual attrition rate, representing approximately 15% in 2024, despite the challenging labor market and increased competition for talent. We believe that our low attrition rate is in part a result of our corporate culture focused on diversity and inclusion, teamwork and commitment to employee development and career advancement discussed in more detail below.

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

Since inception, we have had no employee work-related fatalities. Our employee OSHA recordable cases, comprising work-related injuries and illnesses that require medical treatment beyond first aid, totaled 11 in 2024, up from three in 2023. Our employee total recordable incident rate (TRIR) was 0.88 in 2024 up from 0.30 in 2023, and lost-time incident rate (LTIR) was 0.40 in 2024 up from 0.10 in 2023. At December 31, 2024, we have a short term goal of maintaining an employee TRIR of 0.25 or less.

Training and Development

We support employees in pursuing training opportunities to expand their professional skills. Our internal course offerings in 2024 included a wide array of topics in addition to extensive safety and other compliance training sessions. Additionally, our people undergo training and education each year on regulatory compliance, industry standards and innovative opportunities to effectively manage the challenges of developing our resources. We have also implemented development programs that are designed to build leadership capabilities at all levels.

Our Facilities

Our corporate headquarters is located at the Fasken Center in Midland, Texas. We also lease additional office space in Midland, Texas, Dallas, Texas and Oklahoma City, Oklahoma.

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

ITEM 1A. RISK FACTORS

The nature of our business activities subjects us to certain hazards and risks. The following is a summary of some of the material risks relating to our business activities. Other risks are described in Items 1 and 2. “Business and Properties,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” These risks are not the only risks we face. We could also face additional risks and uncertainties not currently known to us or that we currently deem to be immaterial. If any of these risks actually occurs, it could materially harm our business, financial condition or results of operations and the trading price of our shares could decline.

The following is a summary of the principal risks that could adversely affect our business, operations and financial results:

Risks Related to the Oil and Natural Gas Industry and Our Business

•Market conditions and particularly volatility in prices for oil and natural gas may adversely affect our revenue, cash flows, profitability, growth, production and the present value of our estimated reserves.
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
•We rely on a few key employees whose absence or loss could adversely affect our business.
•A terrorist attack or armed conflict could harm our business and could adversely affect our business.
•A cyber incident could result in information theft, data corruption, operational disruption and/or financial loss.
•Following the closing of the Endeavor Acquisition, the Endeavor equityholders have the ability to significantly influence our business, and their interest in our business may be different from that of other stockholders.

Risks Related to Our Indebtedness

•Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness, and we and our subsidiaries may be able to incur substantial additional indebtedness in the future.
•The significant additional indebtedness incurred in connection with the Endeavor Acquisition may limit our operating or financial flexibility relative to our current position and make it difficult to satisfy our obligations with respect to our other indebtedness.

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

Our revenues, operating results, profitability, future rate of growth and the carrying value of our oil and natural gas properties depend significantly upon the prevailing prices for oil and natural gas. Historically, oil and natural gas prices have been volatile and are subject to fluctuations in response to changes in supply and demand, market uncertainty and a variety of additional factors that are beyond our control, including the domestic and foreign supply of oil and natural gas; the level of prices and expectations about future prices of oil and natural gas; the level of global oil and natural gas exploration and production; the cost of exploring for, developing, producing and delivering oil and natural gas; the price and quantity of foreign imports; political and economic conditions in oil producing countries, including the Middle East, Africa, South America and Russia; the potential impact of the war in Ukraine, the Israel-Hamas War and other conflicts in the Middle East on the global energy markets and macroeconomic conditions; the continued threat of terrorism and the impact of military and other action, including U.S. military operations in the Middle East; the ability of members of the OPEC+ to agree to and maintain oil price and production controls; speculative trading in crude oil and natural gas derivative contracts; the level of consumer product demand; extreme weather conditions and other natural disasters; risks associated with operating drilling rigs; technological advances affecting energy consumption; the price and availability of alternative fuels; domestic and foreign governmental regulations and taxes, including the new administration’s energy and environmental policies; global or national health concerns, including the outbreak of pandemic or contagious disease; the proximity, cost, availability and capacity of oil and natural gas pipelines and other transportation facilities; and overall domestic and global economic conditions. Our results of operations may also be adversely impacted by any future government rule, regulation or order that may impose production limits, as well as pipeline capacity and storage constraints, in the Permian Basin where we operate.

These factors and the volatility of the energy markets make it extremely difficult to predict future oil and natural gas price movements with any certainty. From the beginning of 2022 through the end of 2024, NYMEX WTI prices ranged from $65.75 to $123.70 per Bbl and the NYMEX Henry Hub price of natural gas ranged from $1.58 to $9.68 per MMBtu. If the prices of oil and natural gas decline, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected.

Primarily as a result of our Endeavor Acquisition, the Viper Tumbleweed Acquisitions, and the pending Double Eagle Acquisition, if consummated, we expect to increase our fourth quarter 2024 production levels in 2025. We cannot reasonably predict whether production levels will remain at current levels or the full extent of the impact of the events above and any subsequent recovery may have on our industry and our business.

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

We use commodity price derivatives, which have historically included swaps, basis swaps, swaptions, roll hedges, costless collars, puts and basis puts, to reduce price volatility associated with certain of our oil, natural gas liquids and natural gas sales. Currently, we have hedged a portion of our estimated 2025 and 2026 production. To the extent that the prices of oil, natural gas liquids and natural gas remain at current levels or decline further, we may not be able to economically hedge additional future production at the same level as our current commodity price derivatives, and our results of operations and financial condition may be negatively impacted. While these commodity price derivatives are intended to mitigate risk from commodity price volatility, we may be prevented from fully realizing the benefits of increases in the prices of oil, natural gas liquids and natural gas above the price levels of the commodity price derivatives used to manage price risk.

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

For additional information regarding our outstanding derivative contracts as of December 31, 2024, see Note 13—Derivatives in Item 8. Financial Statements and Supplementary Data, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk of this report.

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

In recent years, federal, state and local governments have taken steps to reduce emissions of greenhouse gases. For example, the Infrastructure Investment and Jobs Act and the IRA include billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration. Also, in March 2024, the EPA finalized ambitious rules to reduce harmful air pollutant emissions, including greenhouse gases, from light-, medium-, and heavy-duty vehicles beginning in model year 2027. These incentives and regulations could accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for, and in turn the prices of, the oil and natural gas that we produce and sell and adversely impact our business. In addition, the IRA imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge, which could increase our operating costs and thereby adversely impact our business, financial condition and cash flows. On January 20, 2025, President Trump signed multiple executive orders seeking to reverse these climate incentives, including pausing the disbursement of funds under the IRA. The same day, President Trump also issued executive orders to encourage fossil fuel production and exploration on federal lands and waters, while moving away from incentivizing renewable energy and electric vehicles. It is unclear what effect those actions will have.

In addition to potentially reducing demand for our oil and natural gas and potentially reducing the availability of oilfield services and midstream and downstream customers, any further regulatory or other climate change incentives, to the extent they continue, may create reputational risks associated with the exploration for, and production of, hydrocarbons, which may adversely affect the availability and cost to us of capital. For example, in recent years, certain stakeholders and capital providers sought to restrict or seek more stringent conditions with respect to their investment in or financing of certain carbon intensive sectors. If financial institutions and other investors refuse to invest in or provide capital to the oil and gas sector in the future because of these reputational risks, that could result in capital being unavailable to us, or only at significantly increased costs.

For further discussion regarding the risks to us of climate change-related regulations, policies and initiatives, please see the section entitled Items 1 and 2. Business and Properties—Regulation—Climate Change of this report.

Changing political and social perspectives on climate change and other environmental, social and governance factors may create risks and uncertainties impacting our business.

In recent years, increased attention to global climate change resulted in increased investor attention and an increased risk of public and private litigation. Further, shareholders have sought to effect changes to public companies’ businesses or governance to deal with climate change-related issues through shareholder proposals, public campaigns, proxy solicitations or other actions. Any such future actions may result in significant management distraction and potentially significant expense.

Additionally, cities, counties, and other governmental entities in several states in the U.S. have filed lawsuits against energy companies seeking damages allegedly associated with climate change. Similar lawsuits may be filed in other jurisdictions. If any such lawsuits were to be filed against us, whether due to our activities or the activities of the acquired entities or operations prior to their acquisition by us, we could incur substantial legal defense costs and, if any such litigation were adversely determined, we could incur substantial damages.

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

ESG expectations, including both the matters in focus and the management of such matters, as well as perspectives on the efficacy of ESG considerations, continue to evolve, and we cannot currently predict how regulators’, investors’ and other stakeholders’ views on ESG matters may affect the regulatory and investment landscape and affect our business, financial condition, and results of operations. Further, in response to the evolving regulatory environment and investor expectations, or due to our acquisitions of other companies or assets, we may, periodically, make adjustments to our environmental targets or goals. If we do not, or are perceived to not, adapt or comply with investor or stakeholder expectations and standards on ESG matters, we may suffer from reputational damage and our business, financial condition and results of operations could be materially and adversely affected. Any reputational damage associated with ESG factors may also adversely impact our ability to recruit and retain employees and customers.

The SEC published final rules on March 28, 2024, relating to the disclosure of a range of climate-related risks and other information. Several lawsuits have been filed challenging the rules. In April 2024, the SEC agreed to pause the rules to facilitate an orderly judicial resolution. To the extent the rules are implemented, we and/or our customers could incur increased costs related to the assessment and disclosure of climate-related information.

It is unclear what effect recent executive orders by President Trump will have on investor and other stakeholders’ near-term and long-term ESG expectations for companies involved in fossil fuel exploration and production.

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

Leases on oil and natural gas properties typically have a term of three to five years, after which they expire unless, prior to expiration, production in paying quantities is established within the spacing units covering the undeveloped acres. The cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. Any reduction in our current drilling program, either through a reduction in capital expenditures or the unavailability of drilling rigs, could result in the loss of acreage through lease expirations. Any non-renewal or other loss of leases could materially and adversely affect the growth of our asset basis, cash flows and results of operations.

Our development and exploration operations and our ability to complete acquisitions require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms or at all, which could lead to a loss of properties and a decline in our oil and natural gas reserves.

The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business and operations for the exploration for and development, production and acquisition of oil and natural gas reserves. In 2024, our total capital expenditures, including expenditures for drilling, completion, infrastructure and additions to midstream assets, were approximately $2.9 billion. Our 2025 capital budget, which gives effect to the pending Double Eagle Acquisition, for drilling, completion, infrastructure and midstream, including investments in water disposal infrastructure and gathering line projects, is currently estimated to be approximately $3.80 billion to $4.20 billion, representing an increase of 40% from our 2024 capital expenditures. Since completing our initial public offering in October 2012, we have financed capital expenditures primarily with borrowings under our revolving credit facility, cash generated by operations, the net proceeds from public offerings of our common stock and our senior notes and sales of non-core assets.

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

We cannot assure you that our operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. Further, our actual capital expenditures in 2025 could exceed our capital expenditure budget. In the event our capital expenditure requirements at any time are greater than the amount of capital we have available, we could be required to seek additional sources of capital, which may include traditional reserve base borrowings, debt financing, joint venture partnerships, sales of assets, offerings of debt or equity securities or other means. We cannot assure you that we will be able to obtain debt or equity financing on terms favorable to us, or at all.

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

The accuracy of these assessments is inherently uncertain, and we may not be able to identify attractive acquisition opportunities. In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems, including title defects or environmental issues, nor will it permit us to become sufficiently familiar with the properties to assess fully their deficiencies and capabilities. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Environmental or other regulatory issues may arise with respect to acquired entities or operations years after the acquisitions. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. Even if we do identify attractive acquisition opportunities, we may not be able to complete the acquisition or do so on commercially acceptable terms.

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

As of December 31, 2024, we have approximately 9,188 gross (7,130 net) identified economic potential horizontal drilling locations in multiple horizons on our acreage at an assumed price of approximately $50.00 per Bbl WTI. As of December 31, 2024, only 1,381 of our gross identified economic potential horizontal drilling locations in which we have a working interest were attributed to proved reserves. These drilling locations, including those without proved undeveloped reserves, represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including the availability of capital, construction of infrastructure, unusual or unexpected geological formations, title problems, facility or equipment malfunctions, unexpected operational events, inclement weather, environmental and other regulatory requirements and approvals, oil and natural gas prices, costs, drilling results and the availability of water. Further, our identified potential drilling locations are in various stages of evaluation, ranging from locations that are ready to drill to locations that will require substantial additional interpretation. In addition, as of December 31, 2024, we have identified approximately 1,657 horizontal drilling locations in intervals in which we have drilled very few or no wells, which are necessarily more speculative and based on results from other operators whose acreage may not be consistent with ours. We cannot predict in advance of drilling and testing whether any particular drilling location will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. The use of technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in sufficient quantities to be economically viable. Even if sufficient amounts of oil or natural gas exist, we may damage the potentially productive hydrocarbon bearing formation or experience mechanical difficulties while drilling or completing the well, possibly resulting in a reduction in production from the well or abandonment of the well. If we drill additional wells that we identify as dry holes in our current and future drilling locations, our drilling success rate may decline and materially harm our business. Through December 31, 2024, we are the operator of, have participated in, or have acquired working interest in a total of 6,590 horizontal producing wells completed on our acreage. We cannot assure you that the analogies we draw from available data from these or other wells, more fully explored locations or producing fields will be applicable to our drilling locations. Further, initial production rates reported by us or other operators in the Permian Basin may not be indicative of future or long-term production rates. Because of these uncertainties, we do not know if the potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.

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

In addition to credit risk related to receivables from commodity derivative contracts, our principal exposure to credit risk is through receivables from joint interest owners on properties we operate and receivables from purchasers of our oil and natural gas production. Joint interest receivables arise from billing entities that own partial interests in the wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we wish to drill. We are generally unable to control which co-owners participate in our wells.

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

No impairments were recorded on our proved oil and natural gas properties for the years ended December 31, 2024, 2023 and 2022. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Oil and Natural Gas Accounting and Reserves of this report. If the prices of oil and natural gas decline, we may be required to further write-down the value of our oil and natural gas properties in the future, which could negatively affect our results of operations.

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

Approximately 33% of our total estimated proved reserves as of December 31, 2024, were proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling and completion operations. The reserve data included in the reserve reports of our independent petroleum engineers assume that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop such reserves, or further decreases in commodity prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.

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

In addition to the geographic concentration of our producing properties described above, as of December 31, 2024, most of our proved reserves are concentrated in the Wolfberry play in the Midland Basin. This concentration of assets within a small number of producing horizons exposes us to additional risks, such as changes in field-wide rules and regulations that could cause us to permanently or temporarily shut-in all of our wells within a field.

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

The oil and natural gas industry is cyclical, which can result in shortages of drilling rigs, equipment, raw materials (particularly sand and other proppants), supplies and personnel. When shortages occur, the costs and delivery times of rigs, equipment and supplies increase and demand for, and wage rates of, qualified drilling rig crews also rise with increases in demand. We cannot predict whether these conditions will exist in the future and, if so, what their timing and duration will be. In accordance with customary industry practice, we rely on independent third-party service providers to provide most of the services necessary to drill new wells. If we are unable to secure a sufficient number of drilling rigs at reasonable costs, our financial condition and results of operations could suffer, and we may not be able to drill all of our acreage before our leases expire. In addition, we do not have long-term contracts securing the use of our existing rigs, and the operators of those rigs may choose to cease providing services to us. Shortages of any of the items referenced above could delay or restrict our exploration and development operations, which in turn could impair our financial condition and results of operations.

Our operations are substantially dependent on the availability of water. Restrictions on our ability to obtain water may have an adverse effect on our financial condition, results of operations and cash flows.

Water is an essential component of deep shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Historically, we have been able to purchase water from local land owners for use in our operations. Over the past several years, Texas has experienced extreme drought conditions. As a result of this severe drought, some local water districts have begun restricting the use of water subject to their jurisdiction for hydraulic fracturing to protect local water supply. Also, in 2021, the Texas Legislature directed the Texas Railroad Commission to adopt rules encouraging fluid oil and gas waste recycling. On January 3, 2025, the Commission published final amendments to its water protection rules to, among other things, encourage waste recycling. The revised rules will go into effect on July 1, 2025. If we are unable to obtain water to use in our operations from local sources, or we are unable to effectively utilize flowback water, we may be unable to economically drill for or produce oil and natural gas, which could have an adverse effect on our financial condition, results of operations and cash flows.

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

The marketability of our oil and natural gas production depends in part upon the availability, proximity and capacity of transportation facilities owned by third parties. We do not control third-party transportation facilities and our access to them may be limited or denied. Insufficient production from our wells to support the construction of pipeline facilities by our purchasers or a significant disruption in the availability of our or third-party transportation facilities or other production facilities could adversely impact our ability to deliver to market or produce our oil and natural gas and thereby cause a significant interruption in our operations. For example, on certain occasions we have experienced high line pressure at our tank batteries with occasional flaring due to the inability of the gas gathering systems in the areas in which we operate to support the increased production of natural gas in the Permian Basin. If, in the future, we are unable, for any sustained period, to implement acceptable delivery or transportation arrangements or encounter production related difficulties, we may be required to shut in or curtail production. In addition, the amount of oil and natural gas that can be produced and sold may be subject to curtailment in certain other circumstances outside of our control, such as pipeline interruptions due to maintenance, excessive pressure, ability of downstream processing facilities to accept unprocessed gas, physical damage to the gathering or transportation system or lack of contracted capacity on such systems. The curtailments arising from these and similar circumstances may last from a few days to several months, and in many cases, we are provided with limited, if any, notice as to when these circumstances will arise and their duration. Any such shut in or curtailment, or an inability to obtain favorable terms for delivery of the oil and natural gas produced from our fields, would adversely affect our financial condition and results of operations.

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

Oil and natural gas operations in our operating areas can be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife. Seasonal restrictions may limit our ability to operate in protected areas and can intensify competition for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages when drilling is allowed. These constraints and the resulting shortages or high costs could delay our operations and materially increase our operating and capital costs. Permanent restrictions imposed to protect threatened or endangered species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. The designation of previously unprotected species in areas where we operate as threatened or endangered, such as the recent designation of lesser prairie chickens in southwestern Texas and the dunes sagebrush lizard in southeast New Mexico and west Texas as endangered, could cause us to incur increased costs arising from species protection measures or could result in limitations on our exploration and production activities that could have an adverse impact on our ability to develop and produce our reserves.

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

From time to time, legislation has been proposed that, if enacted into law, would make significant changes to U.S. federal and state income tax laws affecting the oil and natural gas industry, including (i) eliminating the immediate deduction for intangible drilling and development costs, (ii) the repeal of the percentage depletion allowance for oil and natural gas properties, and (iii) an extension of the amortization period for certain geological and geophysical expenditures. No accurate prediction can be made as to whether any such legislative changes will be proposed or enacted in the future or, if enacted, what the specific provisions or the effective date of any such legislation would be. These proposed changes in the U.S. tax law, if adopted, or other similar changes that would impose additional tax on our activities or reduce or eliminate deductions currently available with respect to natural gas and oil exploration, development or similar activities, could adversely affect our business, results of operations, financial condition and cash flow.

On August 16, 2022, President Biden signed into law the IRA, which, among other changes, imposes a 15% corporate alternative minimum tax (“CAMT”) on the “adjusted financial statement income” of certain large corporations (generally, corporations reporting more than $1 billion average adjusted pre-tax net income on their consolidated financial statements) for tax years beginning after December 31, 2022. While we are subject to CAMT, we did not incur a CAMT liability for 2024.

The IRA also imposes an excise tax of 1% on the fair market value of certain public company stock repurchases occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation, and the amount of the excise tax is generally 1% of the aggregate fair market value of the stock repurchased during the taxable year. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. To the extent the 1% excise tax applies to repurchases of shares under our common stock repurchase program, the number of shares we repurchase and our cash flow may be affected.

The U.S. Treasury Department, the Internal Revenue Service and other standard-setting bodies are expected to issue additional guidance on how CAMT, stock buyback excise tax and other provisions of the IRA will be applied or otherwise administered that may differ from our interpretations. We continue to evaluate the IRA and its effect on our financial results and operating cash flow.

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

We have ownership interests in several joint ventures, and we may enter into other similar arrangements in the future. While we own equity interests and have certain voting rights with respect to our ownership interest, we do not control our joint ventures. We have limited ability to influence the business decisions of these entities, and it may therefore be difficult or impossible for us to cause the joint venture to take actions that we believe would be in our or the relevant joint venture’s best interests. Moreover, joint venture arrangements involve various risks and uncertainties, such as committing us to fund operating and/or capital expenditures, the timing and amount of which we may not control. In addition, our joint venture partners may not satisfy their financial obligations to the joint venture and may have economic, business or legal interests or goals that are inconsistent with ours, or those of the joint venture.

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

Risks from cybersecurity threats have not materially affected, and are not currently anticipated to materially affect our company, including our business strategy, results of operations and financial condition. However, our systems and networks, and those of our vendors, service providers and other third-party providers, may become the target of cybersecurity attacks, including, without limitation, denial-of-service attacks; malicious software; data privacy breaches by employees, insiders or others with authorized access; cyber or phishing-attacks; ransomware; attempts to gain unauthorized access to our data and systems; and other electronic security breaches. Security incidents can also occur as a result of non-technical issues, such as physical theft. More recently, advancements in artificial intelligence (“AI”) may pose serious risks for many of the traditional tools used to identify individuals, including voice recognition (whether by machine or the human ear), facial recognition or screening questions to confirm identities. In addition, generative AI systems may also be used by malicious actors to create more sophisticated cyber-attacks (i.e., more realistic phishing or other attacks). The advancements in AI could lead to an increase in the frequency of identity fraud or cyberattacks (whether successful or unsuccessful), which could cause us to incur increasing costs, including costs to deploy additional personnel, protection technologies and policies and procedures, train employees, and engage third-party experts and consultants. If any of these security breaches were to occur, we could suffer disruptions to our normal operations, including our exploration, completion, production and corporate functions, which could materially and adversely affect us in a variety of ways, including, but not limited to, unauthorized access to, and release of, our business data, reserves information, strategic information or other sensitive or proprietary information, which could have a material and adverse effect on our ability to compete for oil and gas resources, or reduce our competitive advantage over other companies; data corruption, communication interruption, or other operational disruptions during our drilling activities, which could result in our failure to reach the intended target or a drilling incident; data corruption or operational disruptions of our production-related infrastructure, which could result in loss of production or accidental discharges; unauthorized access to, and release of, personal information of our employees, vendors, service providers, royalty and working interest owners, or other third parties, which could expose us to allegations that we did not sufficiently protect such information; a cybersecurity attack on a vendor, service provider or other business partner, which could result in supply chain disruptions and could delay or halt our operations; a cybersecurity attack on third-party gathering, transportation, processing, fractionation, refining or other facilities, which could result in reduced demand for our production or delay or prevent us from transporting and marketing our production, in either case resulting in a loss of revenues; a cybersecurity attack involving commodities exchanges or financial institutions could slow or halt commodities trading, thus preventing us from marketing our production or engaging in hedging activities, resulting in a loss of revenues; a deliberate corruption of our financial or operating data could result in events of non-compliance which could then lead to regulatory enforcement actions, fines or penalties; a cybersecurity attack on a communications network or power grid, which could cause operational disruptions resulting in a loss of revenues; and a cybersecurity attack on our automated and surveillance systems, which could cause a loss of production and potential environmental hazards.

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

Evolving privacy-related laws could give rise to liabilities, which could adversely impact our business, results of operations or financial condition.

A variety of U.S. federal, state and international laws and regulations govern the collection, use, retention, sharing and security of personal data. All 50 states have enacted legislation on data breach notification requirements and many states continue to enact laws on matters of privacy, data protection and cybersecurity. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various U.S. federal, state and foreign legislative and regulatory bodies continue to enact new laws regarding privacy and data protection, as well as expand the scope of existing laws. For example, Texas recently passed the Texas Data Privacy and Security Act, which establishes new laws for collecting, storing, processing, and selling consumer information. Several other states, such as California, Utah, Colorado, Virginia, Connecticut, Michigan, Ohio, Pennsylvania, and New Jersey, among others, have proposed or passed legislation regarding data privacy and use. We cannot predict the impact of any such evolving privacy-related laws on our business, operations or financial condition, but may find it necessary to enhance our existing systems and procedures, which may involve substantial expense or distraction from other aspects of our business. In addition, any violations of applicable privacy-related laws or regulations may require us to address legal claims, sustain monetary penalties or incur other liabilities, as well as cause reputational damage, any of which could adversely impact our business, results of operations or financial condition.

Following the closing of the Endeavor Acquisition, the Endeavor equityholders have the ability to significantly influence our business, and their interest in our business may be different from that of other stockholders.

As of December 31, 2024, Endeavor’s equityholders held approximately 36% of our common stock. Pursuant to an agreement with the Endeavor equityholders (the “Stockholders Agreement), the Company appointed three additional directors to our board of directors of the Company at closing of the Endeavor Acquisition. We will not be permitted to take certain actions without the consent of the holders of a majority of the shares of our common stock held by the Endeavor equityholders. The Endeavor equityholders’ level of ownership and influence may make some transactions (such as those involving mergers, material share issuances or changes in control) more difficult or impossible, which in turn could adversely affect the market price of our shares of common stock or prevent our shareholders from realizing a premium over the market price for their shares of our common stock. The interests of the Endeavor equityholders may conflict with the interests of other stockholders.

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

The significant additional indebtedness incurred in connection with the Endeavor Acquisition, as well as additional indebtedness that may be incurred in connection with future acquisitions, may limit our operating or financial flexibility and make it difficult to satisfy our obligations with respect to our other indebtedness.

We incurred a substantial amount of debt to finance the cash consideration of the Endeavor Acquisition and to repay certain existing indebtedness of Endeavor. Additionally, from time to time we may incur additional indebtedness in connection with other acquisitions in the future. Our increased level of debt could have negative consequences on us, including, among other things, (i) requiring us to dedicate a larger portion of cash flow from operations to servicing and repayment of the debt, (ii) reducing funds available for strategic initiatives and opportunities, working capital and other general corporate needs, (iii) limiting our ability to incur additional indebtedness, which could restrict our flexibility to react to changes in our business, our industry and economic conditions and (iv) placing us at a competitive disadvantage compared to our competitors that have less debt.

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

Our earnings are exposed to interest rate risk associated with borrowings under our and Viper LLC’s revolving credit facilities. The terms of our and Viper LLC’s revolving credit facilities provide for interest on borrowings at a floating rate equal to an alternate base rate tied to the secured overnight financing rate (“SOFR”). SOFR tends to fluctuate based on multiple factors, including general short-term interest rates, rates set by the U.S. Federal Reserve and other central banks and general economic conditions. From time to time, we use interest rate swaps to reduce interest rate exposure with respect to our fixed and/or floating rate debt. The weighted average interest rate on borrowings under our revolving credit facility was 6.33% during the year ended December 31, 2024. Viper LLC’s weighted average interest rate on borrowings from its revolving credit facility was 7.34% during the year ended December 31, 2024. If interest rates increase, so will our interest costs, which may have a material adverse effect on our results of operations and financial condition.

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

In September 2024, our board of directors approved an increase in our common stock repurchase program to acquire up to $6.0 billion. We may be limited in our ability to repurchase shares of our common stock by various governmental laws, rules and regulations which prevent us from purchasing our common stock during periods when we are in possession of material non-public information. Through December 31, 2024, approximately $3.3 billion has been repurchased through the repurchase program. Even though this program is in place, we may not repurchase any shares through the program and any such repurchases are completely within the discretion of our board of directors. In addition, the stock repurchase program has no time limit and may be suspended, modified, or discontinued by the board of directors at any time. Any elimination of, or reduction in, the Company’s base or variable dividend or common stock repurchase program could adversely affect the total return of an investment in and have a material adverse effect on the market price of our common stock.

Beginning in the first quarter of 2024, our board of directors approved a reduction to our return of capital commitment to at least 50% (down from 75%) of free cash flow to be distributed quarterly to our stockholders in the primary form of a base dividend with additional return of capital expected to be in the form of a variable dividend and through our stock repurchase program. The amount of cash available to return to our stockholders, if any, can vary significantly from quarter to quarter for a number of reasons, including commodity prices, liquidity, debt levels, capital resources and other factors. The price of our common stock may deteriorate if we are unable to meet investor expectations with respect to the timing and amount of our return of capital commitment to our shareholders, and such deterioration may be material.

The market value of our common stock could decline if large amounts of our common stock are sold following the Endeavor Acquisition and the pending Double Eagle Acquisition.

At closing, we entered into the Stockholders Agreement with the Endeavor equityholders that, among other things, provided the Endeavor equityholders with certain shelf, demand and piggyback registration rights. While the Endeavor equityholders are subject to a lock-up with respect to 90% of the shares of our common stock issued in the Endeavor Acquisition, the lock-up will apply to 66.6% and 33.3% of the shares issued in the Endeavor Acquisition following March 10, 2025 and September 10, 2025, respectively, and will terminate following March 10, 2026. Additionally, if the pending Double Eagle Acquisition is consummated, we will issue approximately 6.9 million shares of our common stock to the seller. Endeavor equityholders and Double Eagle equityholders may decide not to hold shares of our common stock that they received in the Endeavor Acquisition and Double Eagle Acquisitions, respectively, and may decide to reduce their investment in us. Such sales of our common stock or the perception that these sales may occur, could have the effect of depressing the market price for our common stock.

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

As of December 31, 2024, we had an NOL carryforward of approximately $538 million and tax credits of $4 million for U.S. federal income tax purposes, principally consisting of tax attributes acquired from QEP Resources, Inc. (“QEP”) and Rattler. As a result of ownership changes for Diamondback Energy, Inc., QEP and Rattler, which occurred in connection with the acquisition of QEP and the Rattler Merger, our NOLs and other carryforwards, including those acquired from QEP and Rattler, are subject to an annual limitation under Section 382 of the Code. However, we have determined that our fair market value and our net unrealized built-in gain position resulted in a significant increase in our Section 382 limits. Accordingly, we believe that the application of Section 382 of the Code as a result of these ownership changes will not have a material adverse effect on our ability to utilize our NOLs and credits.

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

These provisions also could discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. As a result, these provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders, which may limit the price that investors are willing to pay in the future for shares of our common stock.

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

Our cybersecurity risk management program includes:

•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT and operational technology, or OT, environments;
•a security team principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls, and (iii) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test, train or otherwise assist with aspects of our security controls;
•security tools deployed in the IT and OT environments for protection against and monitoring for suspicious activity;
•cybersecurity awareness training of our employees, including incident response personnel and senior management;
•cybersecurity tabletop exercises for members of our cybersecurity incident response team and legal department;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers and vendors.

Cybersecurity Governance

Our cybersecurity governance program is led by the Senior Vice President and Chief Information Officer, with support from the internal information technology department. The Senior Vice President and Chief Information Officer has over 20 years of technological leadership experience in the oil and gas industry, providing oversight of all information technology disciplines, including cybersecurity, networking, infrastructure, applications, and data management and protection. The Senior Vice President and Chief Information Officer and his team, which consists of individuals who hold designations as Certified Information Systems Security Professional (CISSP), Certified Information Systems Auditor (CISA), CompTIASecurity+, and Department of Defense (DoD)-Cybersecurity General, are responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes. In addition, our cybersecurity incident response team is responsible for responding to cybersecurity incidents in accordance with our Computer Security Incident Response Plan. Progress and developments in our cybersecurity governance program are communicated to members of the executive team. Our management team takes steps to remain informed about and monitor efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including third-party consultants engaged by us; and alerts and reports produced by security tools deployed in our IT and OT environments. While our board of directors is ultimately responsible for enterprise-wide risk oversight, the board’s committees assist the board in fulfilling its oversight responsibilities in certain areas of risk. In particular, the board’s audit committee is responsible, among other things, for risk management relating to legal and regulatory requirements, including cybersecurity, which plays an integral role in our risk management strategy and continues to be an area of increasing focus for our board, the audit committee and our management team.

The audit committee of the board of directors receives quarterly updates on the status of our cybersecurity governance program, including as related to new or developing initiatives and any security incidents that may occur. Board members receive presentations on cybersecurity topics from the Senior Vice President and Chief Information Officer as part of the board’s continuing education on topics that impact public companies. Further, our code of business conduct and ethics expects all employees to safeguard our electronic communications systems and related technologies from theft, fraud, unauthorized access, alteration or other damage and requires them to report any cyberattacks or incidents, improper access or theft to our Chief Legal and Administrative Officer and the Senior Vice President and Chief Information Officer. Our cybersecurity governance program also includes processes to assess cybersecurity risks related to third-party service providers, suppliers and vendors. Our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing obligations on the provider, conducting security assessments and conducting periodic reassessments during their engagement.

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

ITEM 3. LEGAL PROCEEDINGS

Diamondback has elected to use a $1 million threshold for disclosing certain environmental proceedings to which a federal, state or local governmental authority is a party.

We are a party to various routine legal proceedings, disputes and claims arising in the ordinary course of our business, including those that arise from interpretation of federal and state laws and regulations affecting the natural gas and crude oil industry, personal injury claims, title disputes, royalty disputes, contract claims, employment claims, claims alleging violations of antitrust laws, contamination claims relating to oil and natural gas exploration and development and environmental claims, including claims involving assets previously sold to third parties and no longer part of our current operations. While the ultimate outcome of the pending proceedings, disputes or claims, and any resulting impact on us, cannot be predicted with certainty, we believe that none of these matters, if ultimately decided adversely, will have a material adverse effect on our financial condition, results of operations or cash flows. For additional information regarding environmental matters, see Note 16—Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data of this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Listing and Holders of Record
Our common stock is listed on the Nasdaq Global Select Market under the symbol “FANG”. There were 4,721 holders of record of our common stock on February 21, 2025.

Dividend Policy

Future base and variable dividends are at the discretion of our board of directors, and the board of directors may change the dividend amount from time to time based on the Company's outlook for commodity prices, liquidity, debt levels, capital resources, free cash flow and other factors. Beginning in the first quarter of 2024, our board of directors has approved a reduction in our return of capital commitment to our shareholders to at least 50% (down from 75%) of our quarterly free cash flow through repurchases under our share repurchase program, base dividends and variable dividends to facilitate the repayment of indebtedness incurred in connection with the Endeavor Acquisition. Our board of directors intends to continue the payment of dividends to the holders of the Company’s common stock in the future; however, the Company can provide no assurance that dividends will be authorized or declared in the future or as to the amount or type of any future dividends. Our board of directors’ determination with respect to any such dividends, whether base or variable, including the record date, the payment date and the actual amount of the dividend, will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the board deems relevant at the time of such determination.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

Our common stock repurchase activity for the three months ended December 31, 2024 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)(4)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(3)(4)
	($ In millions, except per share amounts, shares in thousands)
October 1, 2024 - October 31, 2024	951	$180.35	944	$2,907
November 1, 2024 - November 30, 2024	443	$177.79	443	$2,828
December 1, 2024 - December 31, 2024	939	$163.06	939	$2,675
Total	2,333	$172.90	2,326
(1)Includes 6,454 shares of common stock repurchased from executives in order to satisfy tax withholding requirements. Such shares are cancelled and retired immediately upon repurchase.
(2)The average price paid per share includes any commissions paid to repurchase stock.
(3)On September 18, 2024, our board of directors approved an increase in our common stock repurchase program from $4.0 billion to $6.0 billion, excluding excise tax. The stock repurchase program has no time limit and may be suspended, modified, or discontinued by the board of directors at any time.
(4)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

Stock Performance Graph

The following performance graph includes a comparison of our cumulative total stockholder return over a five-year period with the cumulative total returns of the Standard & Poor’s 500 Stock Index, or the S&P 500 Index, and the SPDR S&P Oil & Gas Exploration and Production ETF, or XOP Index. The graph assumes an investment of $100 on December 31, 2019, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Dollars
250.00
200.00
150.00
100.00
50.00
0.00
2019
2020
2021
2022
2023
2024
Diamondback Energy, Inc.
S&P 500
XOP

	As of December 31,
Calculated Values	2019	2020	2021	2022	2023	2024
Diamondback Energy, Inc.	$100.00	$54.00	$122.81	$166.41	$199.06	$219.68
S&P 500	$100.00	$118.39	$152.34	$124.73	$157.48	$196.85
XOP	$100.00	$63.69	$106.21	$154.35	$159.83	$158.18

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

Overview

We are an independent oil and natural gas company focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves primarily in the Permian Basin in West Texas. As of December 31, 2024, we have one reportable segment, the upstream segment. See Note 1—Description of the Business and Basis of Presentation and Note 18—Segment Information in Item 8. Financial Statements and Supplementary Data of this report for further discussion.

2024 Financial and Operating Highlights

•We recorded net income of $3.3 billion.
•Increased our annual base dividend to $4.00 per share of common stock in the fourth quarter of 2024, paid dividends to stockholders of $1.6 billion during 2024 and declared a base cash dividend payable in the first quarter of 2025 of $1.00 per share of common stock.
•Increased our common stock repurchase program authorization to $6.0 billion, excluding excise taxes, and repurchased $959 million of our common stock, leaving approximately $2.7 billion available for future purchases under our common stock repurchase program at December 31, 2024.
•Our cash operating costs were $11.09 per BOE, including lease operating expenses of $5.87 per BOE, cash general and administrative expenses of $0.68 per BOE and production and ad valorem taxes and gathering, processing and transportation expenses of $4.54 per BOE.
•Issued the April 2024 Notes for an aggregate of $5.5 billion in proceeds and incurred $1.0 billion in initial borrowings under the Tranche A Loans (as defined below in “—Transactions and Recent Developments”) to fund a portion of the cash consideration for the Endeavor Acquisition.
•Our average production was 598,284 MBOE/d.
•Drilled 372 gross horizontal wells (including 342 in the Midland Basin and 30 in the Delaware Basin).
•Turned 410 gross operated horizontal wells (including 391 in the Midland Basin and 19 in the Delaware Basin) to production.
•As of December 31, 2024, we had approximately 860,719 net acres, which primarily consisted of 737,181 net acres in the Midland Basin and 123,218 net acres in the Delaware Basin. As of December 31, 2024, we had an estimated 9,188 gross horizontal locations that we believe to be economic at $50.00 per Bbl WTI. In addition, our publicly traded subsidiary, Viper, owns mineral interests underlying approximately 987,861 gross acres and 35,671 net royalty acres in the Permian Basin. We operate approximately 52% of these net royalty acres.
•Incurred capital expenditures, excluding acquisitions, of $2.9 billion.

Transactions and Recent Developments

2025 Transactions

Pending Double Eagle Acquisition

On February 14, 2025, we entered into a definitive securities purchase agreement with Double Eagle to effect the pending Double Eagle Acquisition for consideration of $3.0 billion in cash and approximately 6.9 million shares of our common stock, subject to customary adjustments. The pending Double Eagle Acquisition consists of approximately 67,700 gross (40,000 net) acres, which are primarily located in the Midland Basin, and approximately 407 gross (342 net) horizontal locations in primary development targets. We intend to fund the cash portion of the pending Double Eagle Acquisition through a combination of cash on hand, borrowings under our credit facility or proceeds from term loans and senior notes offerings. The pending Double Eagle Acquisition is expected to close in the second quarter of 2025, subject to the satisfaction of customary closing conditions and regulatory approval.

Viper 2025 Equity Offering

On February 3, 2025, Viper completed an underwritten public offering of approximately 28.34 million shares of its Class A common stock (the “Viper 2025 Equity Offering”), which included 3.70 million shares issued pursuant to an option to purchase additional shares of its Class A common stock granted to the underwriters at a price to the public of $44.50 per share. Viper received total net proceeds for the Viper 2025 Equity Offering of approximately $1.2 billion after the underwriters’ discount and estimated transaction costs.

Pending 2025 Drop Down Transaction

On January 30, 2025, EER LP and the Endeavor Subsidiaries, each of which is our subsidiary, entered into a definitive equity purchase agreement with Viper and Viper LLC to divest the Endeavor Subsidiaries to Viper in exchange for consideration consisting of (i) $1.0 billion in cash and (ii) the issuance of 69.63 million Viper LLC units and an equal number of shares of Viper’s Class B common stock (which securities are exchangeable for an equal number of Viper’s Class A common stock), in each case subject to customary closing adjustments, including for net title benefits. The pending 2025 Drop Down is expected to close in the second quarter of 2025, subject to the approval by Viper’s stockholders, regulatory clearance and the satisfaction or waiver of other closing conditions. Viper intends to fund the cash consideration for the pending 2025 Drop Down with the net proceeds from the Viper 2025 Equity Offering discussed above. The mineral and royalty interests owned by the Endeavor Subsidiaries being divested in the pending 2025 Drop Down represent approximately 22,847 net royalty acres located primarily in the Permian Basin. The Endeavor Subsidiaries being sold in the pending 2025 Drop Down were acquired by us in the recently completed Endeavor Acquisition.

See Note 17—Subsequent Events in Item 8. Financial Statements and Supplementary Data of this report for further discussion of the pending Double Eagle Acquisition, the Viper 2025 Equity Offering and the pending 2025 Drop Down.

2024 Diamondback Acquisitions and Divestitures

Endeavor Acquisition

On September 10, 2024, we completed the Endeavor Acquisition for consideration consisting of $7.3 billion in cash, subject to certain customary post-closing adjustments, and approximately 117.27 million shares of our common stock. The Endeavor Acquisition included approximately 500,849 gross (361,927 net) acres, which are primarily located in the Permian Basin. The cash consideration for the Endeavor Acquisition was funded through a combination of cash on hand, the net proceeds of the Company’s $5.5 billion April 2024 Senior Notes offering and $1.0 billion in borrowings under the Tranche A Loans (as defined and discussed below). See Note 5—Endeavor Energy Resources, LP Acquisition in Item 8. Financial Statements and Supplementary Data of this report for further discussion of the Endeavor Acquisition.

TRP Energy, LLC Asset Exchange

On December 20, 2024, we completed an exchange agreement with TRP Energy, LLC (“TRP”), in which we exchanged approximately 47,034 gross (35,673 net) acres located in the Delaware Basin and $325 million in cash, subject to customary post-closing adjustments, for certain of TRP’s assets consisting of approximately 21,582 gross (15,421 net) acres located in the Midland Basin (the “TRP Exchange”). The TRP Exchange was valued at approximately $1.4 billion.

WTG Midstream Transaction

On July 15, 2024, Remuda Midstream Holdings LLC, (the “WTG joint venture”) sold its WTG Midstream LLC subsidiary (the “WTG Midstream Transaction”), resulting in proceeds to us of 10.1 million common units of Energy Transfer LP and $190 million in cash, subject to customary closing adjustments. At the closing of the WTG Midstream Transaction, the value attributable to us for the 10.1 million common units was approximately $135 million, of which we received approximately $81 million with the remaining $54 million held in escrow pursuant to an escrow agreement entered into by the WTG joint venture. A gain of approximately $74 million was recognized for the WTG Transaction in the third quarter of 2024.

2024 Viper Acquisitions

Viper Tumbleweed Acquisitions

On October 1, 2024, Viper and Viper LLC completed the Viper TWR Acquisition, for which the consideration consisted of approximately (i) $464 million in cash, (ii) 10.09 million Viper LLC units, including transaction costs and certain customary post-closing adjustments, (iii) the TWR Class B Option, and (iv) contingent cash consideration of up to $41 million payable in January of 2026. The mineral and royalty interests acquired in the Viper TWR Acquisition represent approximately 3,067 net royalty acres located primarily in the Permian Basin.

On September 3, 2024 Viper and Viper LLC acquired all of the issued and outstanding equity interests in Tumbleweed-Q Royalties, LLC (i) the Viper Q Acquisition for a purchase price of approximately $114 million in cash, including transaction costs and certain customary post-closing adjustments, and a contingent cash consideration of up to $5 million payable in January of 2026, and (ii) MC TWR Royalties, LP and MC TWR Intermediate, LLC the Viper M Acquisition for a purchase price of approximately $76 million in cash, including transaction costs and certain customary post-closing adjustments, and a contingent cash consideration of up to $4 million payable in January of 2026. The mineral and royalty interests acquired in the Viper Q & M Acquisitions, represent approximately 406 and 267 net royalty acres located primarily in the Permian Basin, respectively.

See Note 4—Acquisitions and Divestitures in Item 8. Financial Statements and Supplementary Data of this report for further discussion of the TRP Exchange, the Viper Tumbleweed Acquisitions and the WTG Midstream Transaction.

2024 Capital Transactions

Viper 2024 Equity Offering

On September 13, 2024, Viper completed an underwritten public offering of approximately 11.5 million shares of its Class A common stock at a price to the public of $42.50 per share for total net proceeds to Viper of approximately $476 million (the “Viper 2024 Equity Offering”).

See Note 10—Stockholders' Equity and Earnings (Loss) Per Share in Item 8. Financial Statements and Supplementary Data of this report for further discussion of the Viper 2024 Equity Offering.

April 2024 Notes Offering

On April 18, 2024, we issued an aggregate of $5.5 billion in senior notes, consisting of (i) $850 million aggregate principal amount of 5.200% Senior Notes due April 18, 2027 (the “2027 Notes”), (ii) $850 million aggregate principal amount of 5.150% Senior Notes due January 30, 2030 (the “2030 Notes”), (iii) $1.3 billion aggregate principal amount of 5.400% Senior Notes due April 18, 2034 (the “2034 Notes”), (iv) $1.5 billion aggregate principal amount of 5.750% Senior Notes due April 18, 2054 (the “2054 Notes”), and (v) $1.0 billion aggregate principal amount of 5.900% Senior Notes due April 18, 2064 (the “2064 Notes” and together with the 2027 Notes, the 2030 Notes the 2034 Notes and the 2054 Notes, the “April 2024 Notes”).

Term Loan Agreement

In connection with the Endeavor Acquisition, we entered into a Term Loan Credit Agreement with Citibank, N.A. on February 29, 2024 (the “Term Loan Agreement”). The Term Loan Agreement provided the Company with the ability to borrow up to $1.5 billion, which was comprised of $1.0 billion of Tranche A Loans (the “Tranche A Loans”) and $500 million of Tranche B Loans (the “Tranche B Loans”). On August 2, 2024, we terminated our undrawn Tranche B Loans. Initial borrowings of $1.0 billion under the Tranche A Loans were used to fund a portion of the cash consideration for the Endeavor Acquisition.

Commodity Prices

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Regional and worldwide economic activity, extreme weather conditions and other substantially variable factors, influence market conditions for these products. These factors are beyond our control and are difficult to predict. During 2024, 2023 and 2022 the NYMEX WTI prices averaged $75.76, $77.60 and $94.33 per Bbl, respectively, and the NYMEX Henry Hub prices averaged $2.41, $2.66 and $6.54 per MMBtu, respectively.

For additional information around risks related to commodity prices, see Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk.

Outlook

During 2024, we had total capital expenditures of $2.9 billion, which was consistent with our guidance presented in November 2024. In 2025, we expect production and capital expenditures to increase as a result of the Endeavor Acquisition the Viper Tumbleweed Acquisitions, and the pending Double Eagle Acquisition, if consummated. Giving effect to the pending Double Eagle Acquisition, we have currently budgeted 2025 total capital spend of $3.80 billion to $4.20 billion, which at the midpoint is an increase of 36% year over year. Given the volatile current macro environment for oil prices and near-term global oil supply and demand dynamics, we have made the capital allocation decision to focus on free cash flow (as defined in “— Capital Requirements”) generation and capital efficiency over volume growth in 2025.

As part of the agreement with Double Eagle, we have also agreed to accelerate development on a portion of our non-core southern Midland Basin acreage. This acceleration is expected to bring forward net asset value to us by developing our lower quality acreage at a faster pace than current expectations. As a result, we expect significant free cash flow growth in 2026 and beyond with minimal capital deployment through this accelerated development plan.

Beginning in the first quarter of 2024, our board of directors approved a reduction to our return of capital commitment to our shareholders to at least 50% (down from 75%) of our quarterly free cash flow. Because we added debt to fund the cash portion of the Endeavor Acquisition and expect to add additional debt upon completion of the pending Double Eagle Acquisition, we are allocating more free cash flow to pay down our debt, with a near-term goal to reduce net debt to $10 billion. Our long-term target is to maintain our net debt between $6 billion and $8 billion through free cash flow generation and potential non-core asset sales as demonstrated by our recently announced commitment to sell at least $1.5 billion of non-core assets to help accelerate debt reduction and maintain a strong balance sheet. We also remain focused on our long-term priority to return cash to our stockholders.

In the Midland Basin, we continued to have positive results across our core development areas located within Midland, Martin, Ector, Glasscock, Reagan, Andrews and Howard counties, where development has primarily focused on drilling long-lateral, multi-well pads targeting the Spraberry and Wolfcamp formations.

In the Delaware Basin, we continued to target the Wolfcamp and Bone Spring formations across our primary development areas located in Pecos, Reeves and Ward counties. Collectively, the Delaware Basin accounted for approximately 5% of our total development in 2024, and we expect a similar portion of our total development to be focused in these areas in 2025.

As of December 31, 2024, we were operating 19 drilling rigs and four completion crews and currently intend to operate between 13 and 19 drilling rigs and between four and six completion crews in 2025 on average across our current acreage position in the Midland and Delaware Basins.

2025 Guidance

The following table presents our current estimates, which give effect to the estimated contribution related to the pending Double Eagle Acquisition, of certain financial and operating results for the full year of 2025, as well as production and cash tax guidance for the first quarter of 2025:

2025 Guidance
Net production - MBOE/d	883 - 909
Oil production - MBO/d	485 - 498
Q1 2025 oil production - MBO/d (total - MBOE/d)	470 - 475 (860 - 875)

(Unit costs $/BOE):
Lease operating expenses, including workovers	$5.90 - $6.30
General and administrative expenses - cash	$0.60 - $0.75
Non-cash stock-based compensation	$0.25 - $0.35
Depreciation, depletion, amortization and accretion	$14.00 - $15.00
Interest expense (net of interest income)	$0.25 - $0.50
Gathering, processing and transportation	$1.20 - $1.40

Production and ad valorem taxes (% of revenue)	~7%
Corporate tax rate (% of pre-tax income)	23%
Cash tax rate (% of pre-tax income)	17% - 20%
Q1 2025 cash taxes (in millions)	$280 - $340

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

For a discussion of the results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022, please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 (filed with the SEC on February 22, 2024), which is incorporated in this report by reference from such prior report on Form 10-K.

The following table sets forth selected historical operating data for the periods indicated:

	Year Ended December 31,
	2024	2023
Revenues (in millions):
Oil sales	$9,067	$7,279
Natural gas sales	89	262
Natural gas liquid sales	944	687
Total oil, natural gas and natural gas liquid revenues	$10,100	$8,228

Production Data:
Oil (MBbls)	123,325	96,176
Natural gas (MMcf)	275,680	198,117
Natural gas liquids (MBbls)	49,700	34,217
Combined volumes (MBOE)(1)	218,972	163,413

Daily oil volumes (BO/d)	336,954	263,496
Daily combined volumes (BOE/d)	598,284	447,707

Average Prices:
Oil ($ per Bbl)	$73.52	$75.68
Natural gas ($ per Mcf)	$0.32	$1.32
Natural gas liquids ($ per Bbl)	$18.99	$20.08
Combined ($ per BOE)	$46.12	$50.35

Oil, hedged ($/Bbl)(2)	$72.68	$74.72
Natural gas, hedged ($/Mcf)(2)	$0.91	$1.48
Natural gas liquids, hedged ($/Bbl)(2)	$18.99	$20.08
Average price, hedged ($/BOE)(2)	$46.38	$49.98
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following table provides information on the mix of our production for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Oil (MBbls)	56%	59%
Natural gas (MMcf)	21%	20%
Natural gas liquids (MBbls)	23%	21%
	100%	100%
See Items 1 and 2. Business and Properties—Oil and Natural Gas Data—Oil and Natural Gas Production and Price History of this report for further discussion of production by basin.

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.
Our oil, natural gas and natural gas liquids revenues increased by approximately $1.9 billion, or 23%, to $10.1 billion in 2024 compared to $8.2 billion in 2023. This net increase consisted of an additional $2.5 billion attributable to the 34% growth in our combined production volumes, and a reduction of $596 million attributable to lower average prices received for our oil, natural gas and natural gas liquids production.

Approximately 72% of the increase in combined production volumes is attributable to the Endeavor Acquisition, 4% is attributable to Viper’s GRP Acquisition and 1% is attributable to Viper’s Tumbleweed Acquisitions. The remainder of the change is attributable to new wells drilled on previously existing acreage.

See Note 4—Acquisitions and Divestitures and Note 5—Endeavor Energy Resources, LP Acquisition in Item 8. Financial Statements and Supplementary Data of this report for further definition and discussion of Viper’s GRP Acquisition, the Viper Tumbleweed Acquisitions and the Endeavor Acquisition.

Net Sales of Purchased Oil. Beginning in the third quarter of 2023, we entered into purchase transactions with third parties and separate sale transactions with third parties to satisfy certain of our unused oil pipeline capacity commitments.

The following table presents the net sales of purchased oil from third parties for the year ended December 31, 2024 and 2023:

	Year Ended December 31,
(In millions)	2024	2023
Sales of purchased oil	$923	$111
Purchased oil expense	921	111
Net sales of purchased oil	$2	$—

Other Revenues. The following table shows the other revenues for the year ended December 31, 2024 and 2023:

	Year Ended December 31,
(In millions)	2024	2023
Other operating income	$43	$73

Other operating income decreased by $30 million in 2024 compared to 2023 primarily due to (i) a $37 million reduction in midstream service revenues following the sale of the Deep Blue Water Assets in the third quarter of 2023, (ii) a $5 million increase in midstream service revenues resulting from the Endeavor Acquisition and (iii) other individually insignificant changes.

Lease Operating Expenses. The following table shows lease operating expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024		2023
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$1,286	$5.87	$872	$5.34

Lease operating expenses increased by $414 million, or $0.53 per BOE in 2024 as compared to 2023. The increase primarily consists of (i) $220 million in lease operating expenses related to the Endeavor Acquisition, (ii) $66 million in additional costs incurred for water services as a result of divesting the Deep Blue Water Assets in the third quarter of 2023, (iii) $65 million due to an increase in legacy production volumes, (iv) $48 million due to an increase in workover expense, (v) $12 million due to an increase in electrical generation costs, and (vi) other individually insignificant changes.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024			2023
(In millions, except per BOE amounts)	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue
Production taxes	$462	$2.11	4.6%	$380	$2.32	4.6%
Ad valorem taxes	176	0.80	1.7	145	0.89	1.8
Total production and ad valorem expense	$638	$2.91	6.3%	$525	$3.21	6.4%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of oil, natural gas and natural gas liquids revenues remained consistent during 2024 compared to 2023.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes increased by $31 million in 2024 compared to 2023 primarily due to $28 million of ad valorem taxes accrued on properties acquired as part of the Endeavor Acquisition and other individually insignificant changes.

Gathering, Processing and Transportation Expense. The following table shows gathering, processing and transportation expense for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024		2023
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering, processing and transportation	$356	$1.63	$287	$1.76

Gathering, processing and transportation expense increased by $69 million in 2024 compared to 2023 primarily due to an increase in our production from legacy wells as well as an increase in our contractual rates throughout the year. The decrease in the overall rate per BOE between 2024 and 2023 is due to recording gathering, processing and transportation charges for production from the Endeavor Acquisition as a reduction to revenue in accordance with the terms of the acquired contracts.

Depreciation, Depletion, Amortization and Accretion. The following table shows the components of our depreciation, depletion and amortization expense for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(In millions, except BOE amounts)	2024	2023
Depletion of proved oil and natural gas properties	$2,759	$1,669
Depreciation of other property and equipment	61	56
Other amortization	8	6
Asset retirement obligation accretion	22	15
Depreciation, depletion, amortization and accretion expense	$2,850	$1,746
Oil and natural gas properties depletion rate per BOE	$12.60	$10.21
Depreciation, depletion, amortization and accretion per BOE	$13.02	$10.68

The increase in depletion of proved oil and natural gas properties of $1.1 billion in 2024 as compared to 2023 consists of an additional (i) $567 million from the growth in production volumes, and (ii) $523 million due to applying a higher depletion rate in 2024. The increase in depletion rate was primarily due to the addition of higher value leasehold costs and proved reserves from the Endeavor Acquisition and Viper’s Tumbleweed Acquisitions into the depletable base in 2024.

General and Administrative Expenses. The following table shows general and administrative expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024		2023
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$148	$0.68	$96	$0.59
Non-cash stock-based compensation	65	0.30	54	0.33
Total general and administrative expenses	$213	$0.98	$150	$0.92

The increase in general and administrative expenses of $52 million in 2024 compared to 2023 was primarily due to (i) a $41 million increase in employee compensation and benefit costs related to additional headcount largely from the Endeavor Acquisition and annual compensation adjustments, (ii) a $12 million increase in software costs, and (iii) offsetting changes in other individually insignificant items.

Other Operating Costs and Expenses. The following table shows the other operating costs and expenses for the year ended December 31, 2024 and 2023:

	Year Ended December 31,
(In millions)	2024	2023
Merger and integration expenses	$303	$11
Other operating expenses	$103	$140

Merger and integration expenses in 2024 include costs incurred in connection with the Endeavor Acquisition primarily for severance and accelerated incentive compensation payments to former Endeavor employees as well as investment banking and legal costs. See Note 5—Endeavor Energy Resources, LP Acquisition in Item 8. Financial Statements and Supplementary Data of this report for further details regarding expenses incurred the Endeavor Acquisition.

Other operating expenses decreased by $37 million in 2024 compared to 2023 primarily due to a $77 million reduction in midstream services costs as a result of the sale of the Deep Blue Water Assets in the third quarter of 2023. This reduction was partially offset by increases of (i) $25 million in midstream services costs following the Endeavor Acquisition, (ii) $8 million in net losses on the sale of property, plant and equipment in 2024, (iii) $7 million primarily attributable to the write off of certain saltwater disposal assets during 2024, and (iv) other individually insignificant changes.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash received (paid) on settlements of derivative instruments for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(In millions)	2024	2023
Gain (loss) on derivative instruments, net	$137	$(259)
Net cash received (paid) on settlements(1)	$(51)	$(110)
(1)The year ended December 31, 2024 includes cash paid on interest rate swaps terminated prior to their contractual maturity of $37 million and cash paid for the early settlement of treasury lock contracts of $25 million

The change from a loss to a gain on derivative instruments in 2024 compared to 2023 primarily reflects (i) a $374 million increase in the value of our unsettled natural gas contracts due to a decrease in market prices for natural gas compared to our contract prices, (ii) a $129 million increase in cash received on the settlement of natural gas contracts, and (iii) a $10 million increase in the value of our interest rate swap contracts primarily due to a decline in expected future interest rates. These increases were partially offset by (i) a $60 million increase in cash paid on the settlement of interest rate derivatives (ii) a $43 million decrease in the value of our unsettled oil contracts due to an increase in market prices for oil compared to our contract prices, (iii) an $11 million increase in cash paid for the settlement of oil contracts, and (iv) other individually insignificant changes.

See Note 13—Derivatives in Item 8. Financial Statements and Supplementary Data of this report for further details regarding our derivative instruments and interest rate swaps.

Other Income (Expense). The following table shows other income and expenses for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(In millions)	2024	2023
Interest expense, net	$(135)	$(159)
Other income (expense), net	$80	$52
Gain (loss) on extinguishment of debt	$2	$(4)
Income (loss) from equity investments, net	$21	$48

Interest expense, net decreased $24 million in 2024 compared to 2023 primarily due to (i) an additional $165 million in capitalized interest costs, which reduce interest expense, (ii) an increase in interest income of $138 million due to holding proceeds from the April 2024 Notes in short-term interest bearing accounts until the close of the Endeavor Acquisition, and (iii) a $12 million decrease in interest expense on our revolving credit facility due to lower average borrowings outstanding in 2024. These reductions were largely offset by (i) an increase of $233 million in interest expense on senior notes related primarily to the issuance of the April 2024 Notes and Viper’s 7.375% Senior Notes due 2031 which were issued in the fourth quarter of 2023, (ii) an increase of $39 million in amortization of debt issuance costs primarily related to our terminated Bridge Facility, Tranche A Loans and April 2024 Notes, and (iii) a $19 million increase in interest expense incurred in connection with the Tranche A Loans.

See Note 9—Debt in Item 8. Financial Statements and Supplementary Data of this report for further details regarding outstanding borrowing, interest expense and gain (loss) on extinguishment of debt.

Other income (expense), net for 2024 includes a gain recorded on the WTG Midstream Transaction of approximately $74 million compared to 2023 including a $53 million gain on the sale of our equity method investment in Gray Oak Pipeline, LLC (“Gray Oak”), partially offset by various other insignificant activity.

The decrease in income from our equity investments primarily reflects reductions of (i) $17 million due to the sale of our interest in OMOG JV LLC in the third quarter of 2023, (ii) $11 million due to the WTG Midstream Transaction, and (ii) other individually insignificant activity.

See Note 8—Equity Method Investments and Related Party Transactions in Item 8. Financial Statements and Supplementary Data of this report for further discussion.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(In millions)	2024	2023
Provision for (benefit from) income taxes	$800	$912

The change in our income tax provision for 2024 compared to 2023 was primarily due to a lower effective annual tax rate following the release of Viper’s $156 million valuation allowance in the fourth quarter of 2024. See Note 12—Income Taxes in Item 8. Financial Statements and Supplementary Data of this report for further discussion of our income tax expense.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

Historically, our primary sources of liquidity have included cash flows from operations, proceeds from our public equity offerings, issuances of common stock in connection with acquisitions, borrowings under our revolving credit facility, proceeds from the issuance of senior notes and sales of non-core assets. Our primary uses of capital have been for the acquisition, development and exploration of oil and natural gas properties and repayment of debt and returning capital to stockholders. At December 31, 2024, we had approximately $2.6 billion of liquidity consisting of $134 million in standalone cash and cash equivalents and $2.5 billion available under our credit facility. As discussed below, our capital budget for 2025, which gives effect to the pending Double Eagle Acquisition, is $3.80 billion to $4.20 billion. As of December 31, 2024, we have approximately $900 million of Tranche A Loans maturing in September 2025.

Future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the volatility of commodity prices. Further, significant additional capital expenditures will be required to more fully develop our properties. Prices for our commodities are determined primarily by prevailing market conditions, regional and worldwide economic activity, weather and other substantially variable factors. These factors are beyond our control and are difficult to predict. See Item 1A. Risk Factors of this report above. In order to mitigate this volatility, we enter into derivative contracts with a number of financial institutions, all of which are participants in our credit facility, to economically hedge a portion of our estimated future crude oil and natural gas production as discussed further in Note 13—Derivatives in Item 8. Financial Statements and Supplementary Data and Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk of this report. The level of our hedging activity and duration of the financial instruments employed depend on our desired cash flow protection, available hedge prices, the magnitude of our capital program and our operating strategy.

Cash Flow

Our cash flows for the years ended December 31, 2024 and 2023 are presented below:

	Year Ended December 31,
	2024	2023
	(In millions)
Net cash provided by (used in) operating activities	$6,413	$5,920
Net cash provided by (used in) investing activities	(11,221)	(3,323)
Net cash provided by (used in) financing activities	4,387	(2,176)
Net change in cash	$(421)	$421

Operating Activities

Our operating cash flow is sensitive to many variables, the most significant of which is the volatility of prices for the oil and natural gas we produce.

The increase in operating cash flows for the year ended December 31, 2024 compared to the same period in 2023 primarily resulted from (i) an increase of $1.8 billion in total revenue, excluding sales of purchased oil, (ii) an additional $138 million in interest income, and (iii) a reduction of $59 million in cash paid on settlements of derivatives. These cash inflows were partially offset by an increase in our cash operating expenses, excluding purchased oil expense, of approximately $903 million related primarily to merger and integration costs incurred in connection with the Endeavor Acquisition and additional lease operating expenses, (ii) an increase of $253 million in cash paid for taxes, (iii) an increase of $123 million in cash paid for interest, net of capitalized amounts, and (iv) fluctuations in other working capital balances due primarily to the timing of when collections were made on accounts receivable and payments were made on accounts payable. See “—Results of Operations” for discussion of significant changes in our revenues and expenses.

Investing Activities

The majority of our net cash used for investing activities during the year ended December 31, 2024 and 2023 was for drilling and completion costs in conjunction with our development program as well as the purchase of oil and gas properties including the Endeavor Acquisition and Viper’s Tumbleweed Acquisitions in 2024 and the Lario Acquisition and Viper’s GRP Acquisition in 2023. These cash outflows were partially offset by proceeds received from the divestitures of various oil and gas properties and other assets, which are discussed further in Note 4—Acquisitions and Divestitures in Item 8. Financial Statements and Supplementary Data of this report.

Capital Expenditure Activities

Our capital expenditures excluding acquisitions and equity method investments (on a cash basis) were as follows for the specified period:

	Year Ended December 31,
	2024	2023
	(In millions)
Drilling, completions and non-operated additions to oil and natural gas properties	$2,632	$2,429
Infrastructure additions to oil and natural gas properties	221	153
Additions to midstream assets	14	119
Total	$2,867	$2,701

For further discussion regarding our development program, please see Items 1 and 2. Business and Properties—Oil and Natural Gas Data—Wells Drilled and Completed in 2024 of this report.

Financing Activities

During the year ended December 31, 2024, net cash used in financing activities was primarily attributable to $5.5 billion of proceeds from the issuance of the April 2024 Notes, $900 million in borrowings on our Tranche A Loans, net of repayments, $476 million in proceeds from the Viper 2024 Equity Offering, $451 million in proceeds from the sale of our shares of Viper’s Class A common stock and $2 million in borrowings on our credit facilities, net of repayments. These cash inflows were partially offset by (i) $1.6 billion of dividends paid to stockholders, (ii) $959 million of repurchases as part of the share repurchase program, (iii) $227 million in dividends to non-controlling interest, (iv) $99 million of debt issuance costs primarily associated with the April 2024 Notes, Term Loan Agreement and Bridge Facility, and (vi) $39 million in cash paid for tax withholdings on vested employee stock awards.

Net cash used in financing activities for the year ended December 31, 2023 was primarily attributable to (i) $1.4 billion of dividends paid to stockholders, (ii) $935 million of repurchases as part of the Diamondback and Viper share repurchase programs, (iii) $134 million paid for the retirement of outstanding principal on certain senior notes, and (iv) $129 million in distributions to non-controlling interest. The cash outflows were partially offset by (i) $394 million in net proceeds from the issuance of the Viper 2031 Notes and an additional $111 million in borrowings under credit facilities, net of repayments.

Capital Resources

Our working capital requirements are supported by our cash and cash equivalents and available borrowings under our revolving credit facility. We may draw on our revolving credit facility to meet short-term cash requirements, or issue debt or equity securities as part of our longer-term liquidity and capital management program and to finance the pending Double Eagle Acquisition. Because of the alternatives available to us, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term capital requirements.

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow and/or equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future ability to grow proved reserves and production will be highly dependent on the capital resources available to us. Any prolonged volatility in the capital, financial and/or credit markets and/or adverse macroeconomic conditions may limit our access to, or increase our cost of, capital or make capital unavailable on terms acceptable to us or at all.

Revolving Credit Facilities and Other Debt Instruments

As of December 31, 2024, our debt, including the debt of Viper, consisted of approximately $12.0 billion in aggregate outstanding principal amount of senior notes, $900 million in aggregate outstanding short-term borrowings under the Tranche A Loans and $261 million in aggregate outstanding borrowings under revolving credit facilities.

As of December 31, 2024, the maximum credit amount available under our credit agreement was $2.5 billion, which may be increased to a total maximum commitment amount of $2.6 billion, with no outstanding borrowings and $2.5 billion available for future borrowings. Our credit agreement matures on June 2, 2029.

Viper LLC’s Credit Agreement

The Viper LLC credit agreement, as amended to date, matures on September 22, 2028 and provides for a revolving credit facility in the maximum credit amount of $2.0 billion, with a borrowing base and elected commitment amount of $1.3 billion. At December 31, 2024, there were $261 million of outstanding borrowings and $1.0 billion available for future borrowings under the Viper LLC credit agreement.

For additional discussion of our outstanding debt as of December 31, 2024, see Note 9—Debt in Item 8. Financial Statements and Supplementary Data of this report.

Debt Ratings

We receive debt ratings from the major ratings agencies in the U.S which impact the interest rates we receive on our variable rate debt and interest rate swaps. In determining our debt ratings, the agencies consider a number of qualitative and quantitative items including, but not limited to, commodity pricing levels, our liquidity, asset quality, reserve mix, debt levels, cost structure, planned asset sales and production growth opportunities. In September, we received an upgrade from two of the three major ratings agencies in the U.S., Standard and Poor’s Global Ratings Services and Fitch Investor Services. Currently, our credit ratings from the three main credit rating agencies are as follows:

•Standard and Poor’s Global Ratings Services (BBB);
•Fitch Investor Services (BBB+); and
•Moody’s Investor Services (Baa2).

Any rating downgrades may result in additional letters of credit or cash collateral being posted under certain contractual arrangements.

Capital Requirements

In addition to future operating expenses and working capital commitments discussed in “—Outlook”, our primary short and long-term liquidity requirements consist primarily of (i) capital expenditures, (ii) payments of principal and interest on our revolving credit agreements, Tranche A Loans and senior notes, (iii) payments of other contractual obligations, (iv) cash commitments for dividends and repurchases of securities, and the pending Double Eagle Acquisition.

2025 Capital Spending Plan

    We currently estimate that our 2025 capital budget, which gives effect to the pending Double Eagle Acquisition, will be $3.80 billion to $4.20 billion, including $3.13 billion to $3.44 billion for horizontal drilling and completions, $280 million to $320 million for non-operated activity and capital workovers and $390 million to $440 million spent on infrastructure, midstream and environmental capital expenditures. We currently expect to drill approximately 446 to 471 gross (406 to 428 net) horizontal wells and complete approximately 557 to 592 gross (526 to 560 net) horizontal wells across our operated and non-operated leasehold acreage in the Northern Midland and Southern Delaware Basins, with an average lateral length of approximately 11,500 feet.

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

Payments of Principal and Interest on Senior Notes and Tranche A Loans

At December 31, 2024, we have total principal payments due on our outstanding senior notes, including those of Viper, of $764 million in 2026, $1.3 billion in 2027, $73 million in 2028, $915 million in 2029 and $9.0 billion thereafter. Additionally, we expect to incur future cash interest costs on these senior notes of approximately $612 million in 2025, $1.2 billion cumulatively in the years from 2026 through 2027, $1.0 billion cumulatively in the years from 2028 and 2029, and $7.1 billion cumulatively between 2030 and 2064.

In addition to the senior notes, we have $900 million in aggregate outstanding borrowings under the Tranche A Loans due in 2025. See Note 9—Debt in Item 8. Financial Statements and Supplementary Data of this report for further discussion on the Tranche A Loans.

Other Contractual Obligations and Commitments

At December 31, 2024, our other significant contractual obligations consist primarily of (i) minimum transportation commitments totaling $2.8 billion, (ii) electrical power purchase commitments totaling $365 million (iii) asset retirement obligations totaling $592 million, (iv) electric fracturing fleet and related power generation services commitments totaling $199 million and (v) minimum purchase commitments for quantities of sand used in our drilling operations totaling $66 million. We expect to make aggregate payments of approximately $442 million for these commitments during 2025. See Note 7—Asset Retirement Obligations and Note 16—Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data of this report for further discussion of these and other contractual obligations and commitments.

We and Five Point Energy LLC currently anticipate collectively contributing $500 million in follow-on capital to fund future growth in our Deep Blue Midland Basin LLC joint venture projects and acquisitions.

Return of Capital Commitment

Beginning in the first quarter of 2024, our board of directors approved a return of capital commitment of at least 50% (down from 75%) of our quarterly free cash flow to our stockholders through repurchases under our share repurchase program, base dividends and variable dividends. The remainder of our free cash flow will be used primarily to reduce debt. On February 21, 2025, our board of directors declared a base cash dividend for the fourth quarter of 2024 of $1.00 per share of common stock.

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

On September 18, 2024, our board of directors approved an increase in our common stock repurchase program from $4.0 billion to $6.0 billion, excluding excise tax. Since the inception of the stock repurchase program, we have repurchased an aggregate 25.84 million shares of our common stock for a total cost of $3.5 billion, excluding excise tax, as of February 21, 2025. Subject to regulatory restrictions and other factors discussed elsewhere in this report, we intend to continue opportunistically purchasing shares under this repurchase program primarily with funds from cash flow from operations and liquidity events such as the sale of assets while maintaining sufficient liquidity to fund our capital expenditure programs. See Note 10—Stockholders' Equity and Earnings (Loss) Per Share in Item 8. Financial Statements and Supplementary Data of this report for further discussion of the repurchase program.

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

December 31, 2024
Summarized Balance Sheets:	(In millions)
Assets:
Current assets	$933
Property and equipment, net	$21,795
Other noncurrent assets	$32
Liabilities:
Current liabilities	$2,943
Intercompany accounts payable, non-guarantor subsidiary	$3,381
Long-term debt	$10,978
Other noncurrent liabilities	$2,979

Year Ended December 31, 2024
Summarized Statement of Operations:	(In millions)
Revenues	$7,022
Income (loss) from operations	$2,319
Net income (loss)	$1,631

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

Oil and natural gas reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be precisely measured and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Proved oil and natural gas reserve estimates and their associated future net cash flows were prepared by our internal reservoir engineers and audited by Ryder Scott Company, L.P., independent petroleum engineers as of December 31, 2024, 2023 and 2022. The process of estimating oil and natural gas reserves is complex, requiring significant decisions in the evaluation of available geological, geophysical, engineering and economic data. Significant inputs included in the calculation of future net cash flows include our estimate of operating and development costs, anticipated production of proved reserves and other relevant data. The data for a given property may also change substantially over time as a result of numerous factors, including additional development activity, evolving production history and a continual reassessment of the viability of production under changing economic conditions. As a result, material revisions to existing reserve estimates occur from time to time, and reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. Although every reasonable effort is made to ensure that reported reserve estimates represent the most accurate assessments possible, the subjective decisions and variances in available data for various properties increase the likelihood of significant changes in these estimates. If such changes are material, they could significantly affect future depletion of capitalized costs and result in impairment of assets that may be material. Revisions of previous reserve estimates accounted for approximately $2.0 billion, or 16% of the change in the standardized measure of our total reserves from December 31, 2023 to December 31, 2024. No impairments were recorded for our proved oil and gas properties during the years ended December 31, 2024, 2023 and 2022. Based on the historical 12-month average trailing SEC prices for oil and natural gas throughout 2024 and into 2025, we are not currently projecting a full cost ceiling impairment in the first quarter of 2025.

Additionally, costs associated with unevaluated properties are excluded from the full cost pool until we have made a determination as to the existence of proved reserves. We assess all items classified as unevaluated property (on an individual basis or as a group if properties are individually insignificant) at least annually for possible impairment. This assessment is subjective and includes consideration of the following factors, among others: (i) intent to drill, (ii) remaining lease term, (iii) geological and geophysical evaluations, (iv) drilling results and activity, (v) the assignment of proved reserves, and (vi) the economic viability of development if proved reserves are assigned. At December 31, 2024, our unevaluated properties totaled $22.7 billion, which consisted of 433,335 net undeveloped leasehold acres with approximately 4,290 net acres set to expire in 2025. We did not record any impairment on our unevaluated properties during the year ended December 31, 2024, but any such future impairment could potentially be material to our consolidated financial statements.

Business Combinations

We account for business combinations in which it has been determined we are the acquirer using the acquisition method of accounting. Accordingly, identifiable assets acquired and liabilities assumed are recognized at the date of acquisition at their respective estimated fair values.

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

The most significant assumptions relate to the estimated fair values assigned to proved and unproved oil and natural gas properties. The assumptions made in performing these valuations include future production volumes, future commodity prices and costs, future operating and development activities, projections of oil and gas reserves and a weighted average cost of capital rate. The market-based weighted average cost of capital rate is subjected to additional project-specific risking factors. In addition, when appropriate, we review comparable purchases and sales of natural gas and oil properties within the same regions, and use that data as a proxy for fair market value; for example, the amount a willing buyer and seller would enter into in exchange for such properties. Changes in key assumptions may cause the acquisition accounting to be revised, including the recognition of goodwill or discount on an acquisition. There is no assurance the underlying assumptions or estimates associated with the valuation will occur as initially expected. See Note 4—Acquisitions and Divestitures and Note 5—Endeavor Energy Resources, LP Acquisition in Item 8. Financial Statements and Supplementary Data of this report for further discussion of the estimated fair value of assets acquired and liabilities assumed in business combinations including any significant changes in these estimates from the date of acquisition.

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

In 2024, management’s assessment of all available evidence, both positive and negative, supporting realizability of Viper’s deferred tax assets as required by applicable accounting standards, resulted in the full release of Viper’s remaining valuation allowance of $156 million. The positive evidence assessed included recent cumulative income due in part to commodity prices remaining consistently high, acquisitions of additional oil and gas properties, and an expectation of future taxable income based upon recent actual and forecasted production volumes and prices. As of December 31, 2024, Viper had a deferred tax asset of $185 million. Any changes in the positive or negative evidence evaluated when determining if Viper’s deferred tax assets will be realized, including projected future income, could result in a material change to our consolidated financial statements. As of December 31, 2024, our balance of taxable temporary differences anticipated to reverse within the carryforward period provides significant positive evidence for the determination that our remaining deferred tax assets are more likely than not to be realized.

The accruals for deferred tax assets and liabilities are often based on unclear tax positions and assumptions that are subject to a significant amount of judgment by management. These assumptions and judgments are reviewed and adjusted as facts and circumstances change. At December 31, 2024, we had no uncertain tax positions, however, material changes to our income tax accruals may occur in the future based on the progress of ongoing audits, changes in legislation or resolution of pending matters.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Data of this report for recent accounting pronouncements not yet adopted, if any.

Off-Balance Sheet Arrangements

See Note 16—Commitments and Contingencies in Item 8. Financial Statements and Supplementary Data of this report for a discussion of our significant commitments and contingencies, some of which are not recognized in the consolidated balance sheets under GAAP.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Our major market risk exposure in our exploration and production business is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil and natural gas production can be volatile and unpredictable. We cannot predict events, including the outcome of the war in Ukraine and the Israel-Hamas war, along with other conflicts in the Middle East, changes in interest rates and inflation and global supply chain disruptions, that may lead to future price volatility. We cannot predict events that may lead to future price volatility and the near-term energy outlook remains subject to heightened levels of uncertainty. Further, the prices we receive for production depend on many other factors outside of our control.

We use derivatives, including swaps, basis swaps, roll swaps, costless collars, puts and basis puts, to reduce price volatility associated with certain of our oil and natural gas sales. At December 31, 2024, we had a net asset of $145 million related to our commodity price risk derivatives. Utilizing actual contractual volumes under our commodity price derivatives as of December 31, 2024, a 10% increase in forward curves associated with the underlying commodity would have decreased the net asset position by $15 million to $130 million, while a 10% decrease in forward curves associated with the underlying commodity would have increased the net asset derivative position by $36 million to $181 million. However, any cash derivative gain or loss may be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.

For additional information on our open commodity derivative instruments at December 31, 2024, see Note 13—Derivatives in Item 8. Financial Statements and Supplementary Data of this report.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are due to the concentration of receivables from the sale of our oil and natural gas production (approximately $1.4 billion at December 31, 2024), and to a lesser extent, receivables resulting from joint interest receivables (approximately $188 million at December 31, 2024). Joint interest receivables arise from billings to entities that own partial interests in wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells. We do not require our customers to post collateral, and the failure or inability of our significant customers to meet their obligations to us due to their liquidity issues, bankruptcy, insolvency or liquidation may adversely affect our financial results.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facilities, Tranche A Loans and changes in the fair value of our fixed rate debt. Outstanding borrowings under the credit agreement bear interest at a per annum rate elected by Diamondback E&P. At December 31, 2024, the applicable margin ranges from 0.125% to 1.000% per annum in the case of the alternate base rate, and from 1.125% to 2.000% per annum in the case of Adjusted Term SOFR, in each case based on the pricing level for both our revolving credit facilities and Tranche A Loans. The pricing level depends on certain rating agencies’ ratings of our long-term senior unsecured debt. We are obligated to pay a quarterly commitment fee ranging from 0.125% to 0.325% per year on the unused portion of the commitment for our revolving credit facilities. For our Tranche A Loans, we are obligated to pay a quarterly commitment fee equal to 0.125% per year on the aggregate principal amount of the commitments. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows. For additional information on our variable interest rate debt at December 31, 2024, see Note 9—Debt in Item 8. Financial Statements and Supplementary Data of this report.

Historically, we have at times used interest rates swaps to manage our exposure to (i) interest rate changes on our floating-rate date, and (ii) fair value changes on our fixed rate debt. At December 31, 2024, we have interest rate swap agreements for a notional amount of $900 million to manage the impact of changes to the fair value of our fixed rate senior notes due to changes in market interest rates through December 2029. We pay an average variable rate of interest for these swaps based on three-month SOFR plus 2.1865% and receive a fixed interest rate of 3.50% from our counterparties. At December 31, 2024, our receive-fixed, pay-variable interest rate swaps were in a net liability position of $124 million, and the weighted average variable rate was 6.43%. For additional information on our interest rate swaps, see Note 13—Derivatives in Item 8. Financial Statements and Supplementary Data of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)	Documents included in this report:
	1. Financial Statements
	Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	67
	Consolidated Balance Sheets	70
	Consolidated Statements of Operations and Comprehensive Income	71
	Consolidated Statements of Stockholders' Equity	72
	Consolidated Statements of Cash Flows	73
	Notes to Consolidated Financial Statements	74
	Note 1 - Description of the Business and Basis of Presentation	74
	Note 2 - Summary of Significant Accounting Policies	75
	Note 3 - Revenue from Contracts with Customers	83
	Note 4 - Acquisitions and Divestitures	84
	Note 5 - Endeavor Energy Resources, LP Acquisition	90
	Note 6 - Property and Equipment	94
	Note 7 - Asset Retirement Obligations	95
	Note 8 - Equity Method Investments and Related Party Transactions	95
	Note 9 - Debt	97
	Note 10 - Stockholders' Equity and Earnings (Loss) Per Share	101
	Note 11 - Equity-Based Compensation	103
	Note 12 - Income Taxes	105
	Note 13 - Derivatives	108
	Note 14 - Fair Value Measurements	111
	Note 15 - Supplemental Information to Statements of Cash Flows	114
	Note 16 - Commitments and Contingencies	114
	Note 17 - Subsequent Events	116
	Note 18 - Segment Information	117
	Note 19 - Supplemental Information on Oil and Natural Gas Operations (Unaudited)	117

	2. Financial Statement Schedules
	Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company’s consolidated financial statements and related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Diamondback Energy, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Diamondback Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Estimation of proved reserves as it relates to the calculation and recognition of depletion expense and the valuation of acquired reserves in connection with the acquisition of Endeavor’s oil and natural gas properties and proved reserves in connection with the Viper Tumbleweed Acquisitions of mineral and royalty interests

As described further in Note 2 to the consolidated financial statements, the Company accounts for its oil and natural gas properties using the full cost method of accounting, which requires management to make estimates of proved reserve volumes and future revenues to record depletion expense. Additionally, as described in Notes 4 and 5 to the consolidated financial statements, the Company acquired significant oil and natural gas properties and mineral and royalty interests during the year through the Endeavor and Viper Tumbleweed Acquisitions, respectively. To estimate the volume of reserves and future revenues, management makes significant estimates and assumptions, including forecasting the timing and volumetric amounts of production and corresponding decline rate of producing properties associated with the Company’s development plan. In addition, the estimation of reserves is impacted by management’s judgments and estimates regarding the financial performance of wells to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions. For acquired reserves, management utilizes an estimated fair value pricing model in determining the corresponding value of reserves. We identified the estimation of reserves attributable to oil and natural gas properties, including acquired proved and unproved reserves in the Endeavor Acquisition and acquired proved reserves in the Viper Tumbleweed Acquisitions, due to its impact on depletion expense and acquisition accounting, as a critical audit matter.

The principal consideration for our determination that the estimation of reserves is a critical audit matter is that changes in certain inputs and assumptions, which require a high degree of subjectivity, necessary to estimate the volume and future revenues of the Company’s reserves, could have a significant impact on the measurement of depletion expense and the fair value of acquired oil and natural gas properties including mineral and royalty interests. In turn, auditing those inputs and assumptions required subjective and complex auditor judgment.

Our audit procedures related to the estimation of reserves included the following, among others.

•We tested the design and operating effectiveness of key controls relating to management’s estimation of reserves for the purpose of calculating depletion expense and management’s estimation of the fair value of the acquired oil and natural gas properties in the Endeavor and Viper Tumbleweed Acquisitions.

•We evaluated the level of knowledge, skill, and ability of the Company’s reservoir engineering specialists and independent petroleum engineering specialists, made inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the Company’s reserve volumes, and read the report of the Company’s independent petroleum engineering specialists.

•Identified inputs and assumptions that were significant to the period end determination of proved reserve volumes and tested management’s process of determining the significant inputs and assumptions, as follows:

◦Compared the estimated pricing and pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year for the pricing differentials;

◦Assessed the reasonableness of forecasted capital expenditures by comparing drilling forecasts applied in the reserve report to recent drilling costs;

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

•Identified inputs and assumptions that were significant to the estimated fair value of the acquired oil and natural gas properties in the Endeavor and Viper Tumbleweed Acquisitions and tested management’s process of determining the significant inputs and assumptions, as follows:

◦Evaluated the appropriateness of fair value pricing, including pricing differentials, used in the fair value reserve reports by comparing the pricing forecast to published product pricing as of the acquisition closing dates and pricing differentials to actual historical realized pricing of the acquired properties;

◦Evaluated the level of knowledge, skill and ability of specialists utilized by the Company to assist in the preparation of the estimates of fair value of oil and natural gas properties acquired;

◦Utilized a valuation specialist to evaluate the reasonableness of the Company’s valuation methodology of the Endeavor Acquisition, including testing key inputs and assumptions by understanding and assessing the process used to develop the estimate or through development of an independent expectation;

◦Evaluated the appropriateness of the discount rate used in the Tumbleweed Acquisitions fair value reserve reports of proved reserves by comparing to Viper’s actual weighted average cost of capital;

◦Evaluated the appropriateness of the future operating cost and capital expenditure assumptions used in the Endeavor Acquisition fair value reserve report by comparing forecasted amounts to historical operating costs and to recent drilling costs;

◦Compared, on a sample basis, the working interest, as applicable, and net revenue interests used in the fair value reserve reports to the purchase and sale agreements or historical reserve reports;

◦Tested the accuracy of forecasted production estimates in the fair value reserve reports by comparing forecasted production amounts to the actual historical production amounts and to the forecasted production in the year-end reserve report for a sample of individual wells;

◦Applied analytical procedures on the fair value reserve reports’ forecasted production by comparing to the prior year reserve reports’ forecasted production and to the year-end reserve reports’ forecasted production of the acquired proved properties; and

◦Compared the unproved acreage value allocated to other recent acquisitions in the same or similar locations.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2009.

Oklahoma City, Oklahoma
February 26, 2025

Diamondback Energy, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2024	2023
	(In millions, except par value and share amounts)
Assets
Current assets:
Cash and cash equivalents ($27 million and $26 million related to Viper)	$161	$582
Restricted cash	3	3
Accounts receivable:
Joint interest and other, net	198	192
Oil and natural gas sales, net ($149 million and $109 million related to Viper)	1,387	654
Inventories	116	63
Derivative instruments	168	17
Prepaid expenses and other current assets	77	110
Total current assets	2,110	1,621
Property and equipment:
Oil and natural gas properties, full cost method of accounting ($22,666 million and $8,659 million excluded from amortization at December 31, 2024 and December 31, 2023, respectively) ($5,713 million and $4,629 million related to Viper and $2,180 million and $1,769 million excluded from amortization related to Viper)	82,240	42,430
Other property, equipment and land	1,440	673
Accumulated depletion, depreciation, amortization and impairment ($1,081 million and $866 million related to Viper)	(19,208)	(16,429)
Property and equipment, net	64,472	26,674
Funds held in escrow	1	—
Equity method investments	375	529
Derivative instruments	2	1
Deferred income taxes, net ($185 million and $57 million related to Viper)	173	45
Other assets	159	131
Total assets	$67,292	$29,001
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$253	$261
Accrued capital expenditures	690	493
Current maturities of debt	900	—
Other accrued liabilities	1,020	475
Revenues and royalties payable	1,491	764
Derivative instruments	43	86
Income taxes payable	414	29
Total current liabilities	4,811	2,108
Long-term debt ($1,083 million and $1,083 million related to Viper)	12,075	6,641
Derivative instruments	106	122
Asset retirement obligations	573	239
Deferred income taxes	9,826	2,449
Other long-term liabilities	39	12
Total liabilities	27,430	11,571
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value; 800,000,000 shares authorized; 290,984,373 and 178,723,871 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	3	2
Additional paid-in capital	33,501	14,142
Retained earnings (accumulated deficit)	4,238	2,489
Accumulated other comprehensive income (loss)	(6)	(8)
Total Diamondback Energy, Inc. stockholders’ equity	37,736	16,625
Non-controlling interest	2,126	805
Total equity	39,862	17,430
Total liabilities and stockholders' equity	$67,292	$29,001

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2024	2023	2022
	(In millions, except per share amounts, shares in thousands)
Revenues:
Oil sales	$9,067	$7,279	$7,660
Natural gas sales	89	262	858
Natural gas liquid sales	944	687	1,048
Sales of purchased oil	923	111	—
Other operating income	43	73	77
Total revenues	11,066	8,412	9,643
Costs and expenses:
Lease operating expenses	1,286	872	652
Production and ad valorem taxes	638	525	611
Gathering, processing and transportation	356	287	258
Purchased oil expense	921	111	—
Depreciation, depletion, amortization and accretion	2,850	1,746	1,344
General and administrative expenses	213	150	144
Merger and integration expenses	303	11	14
Other operating expenses	103	140	112
Total costs and expenses	6,670	3,842	3,135
Income (loss) from operations	4,396	4,570	6,508
Other income (expense):
Interest expense, net	(135)	(159)	(154)
Other income (expense), net	80	52	(10)
Gain (loss) on derivative instruments, net	137	(259)	(586)
Gain (loss) on extinguishment of debt	2	(4)	(99)
Income (loss) from equity investments, net	21	48	77
Total other income (expense), net	105	(322)	(772)
Income (loss) before income taxes	4,501	4,248	5,736
Provision for (benefit from) income taxes	800	912	1,174
Net income (loss)	3,701	3,336	4,562
Net income (loss) attributable to non-controlling interest	363	193	176
Net income (loss) attributable to Diamondback Energy, Inc.	$3,338	$3,143	$4,386

Earnings (loss) per common share:
Basic	$15.53	$17.34	$24.61
Diluted	$15.53	$17.34	$24.61
Weighted average common shares outstanding:
Basic	213,545	179,999	176,539
Diluted	213,545	179,999	176,539

Comprehensive income (loss):
Net income (loss) attributable to Diamondback Energy, Inc.	$3,338	$3,143	$4,386
Other comprehensive income (loss), net of tax:
Pension and postretirement benefit plans	2	(1)	(7)
Comprehensive income (loss) attributable to Diamondback Energy, Inc	$3,340	$3,142	$4,379

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest
	Shares	Amount					Total
	($ in millions, shares in thousands)
Balance at December 31, 2021	177,551	$2	$14,084	$(1,998)	$—	$1,157	$13,245
Unit-based compensation	—	—	—	—	—	8	8
Distribution equivalent rights payments	—	—	—	(15)	—	(1)	(16)
Stock-based compensation	4	—	68	—	—	—	68
Cash paid for tax withholding on vested equity awards	(11)	—	(16)	—	—	(3)	(19)
Repurchased shares under buyback program	(8,694)	—	(1,098)	—	—	—	(1,098)
Repurchased units under buyback programs	—	—	—	—	—	(153)	(153)
Common stock issued for acquisitions	10,273	—	1,220	—	—	(344)	876
Distributions to non-controlling interest	—	—	—	—	—	(217)	(217)
Dividend paid	—	—	—	(1,572)	—	—	(1,572)
Exercise of stock options and vesting of restricted stock units	718	—	1	—	—	—	1
Change in ownership of consolidated subsidiaries, net	—	—	(46)	—	—	58	12
Other comprehensive income (loss), net of tax	—	—	—	—	(7)	—	(7)
Net income (loss)	—	—	—	4,386	—	176	4,562
Balance at December 31, 2022	179,841	2	14,213	801	(7)	681	15,690
Viper common stock issued for acquisition	—	—	—	—	—	255	255
Viper equity-based compensation	—	—	—	—	—	1	1
Distribution equivalent rights payments	—	—	—	(11)	—	—	(11)
Stock-based compensation	394	—	79	—	—	—	79
Cash paid for tax withholding on vested equity awards	(146)	—	(20)	—	—	—	(20)
Repurchased shares under buyback program	(6,238)	—	(840)	—	—	—	(840)
Repurchased shares/units under Viper's buyback programs	—	—	—	—	—	(95)	(95)
Common stock issued for acquisition	4,330	—	633	—	—	—	633
Dividends/distributions to non-controlling interest	—	—	—	—	—	(129)	(129)
Dividend paid	—	—	—	(1,444)	—	—	(1,444)
Exercise of stock options and issuance of restricted stock units and awards	543	—	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	77	—	—	(101)	(24)
Other comprehensive income (loss), net of tax	—	—	—	—	(1)	—	(1)
Net income (loss)	—	—	—	3,143	—	193	3,336
Balance at December 31, 2023	178,724	2	14,142	2,489	(8)	805	17,430
Viper equity-based compensation	—	—	—	—	—	4	4
Distribution equivalent rights payments	—	—	—	(11)	—	—	(11)
Stock-based compensation	—	—	91	—	—	—	91
Cash paid for tax withholding on vested equity awards	(203)	—	(39)	—	—	—	(39)
Repurchased shares under buyback program	(5,526)	—	(959)	—	—	—	(959)
Common shares issued for acquisition	117,267	1	20,109	—	—	—	20,110
Viper LLC's units issued for acquisition	—	—	—	—	—	468	468
Proceeds from partial sale of investment in Viper Energy, Inc.	—	—	219	—	—	197	416
Net proceeds from Viper's issuance of common stock	—	—	—	—	—	476	476
Dividends to non-controlling interest	—	—	—	—	—	(227)	(227)
Dividends paid	—	—	—	(1,578)	—	—	(1,578)
Issuance of shares upon vesting of equity awards	722	—	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	(62)	—	—	40	(22)
Other comprehensive income (loss), net of tax	—	—	—	—	2	—	2
Net income (loss)	—	—	—	3,338	—	363	3,701
Balance at December 31, 2024	290,984	$3	$33,501	$4,238	$(6)	$2,126	$39,862

See accompanying notes to consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Cash flows from operating activities:
Net income (loss)	$3,701	$3,336	$4,562
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (benefit from) deferred income taxes	15	378	720
Depreciation, depletion, amortization and accretion	2,850	1,746	1,344
(Gain) loss on extinguishment of debt	(2)	4	99
(Gain) loss on derivative instruments, net	(137)	259	586
Cash received (paid) on settlement of derivative instruments	(51)	(110)	(850)
(Income) loss from equity investment, net	(21)	(48)	(77)
Equity-based compensation expense	65	54	55
Other	89	5	85
Changes in operating assets and liabilities:
Accounts receivable	(42)	(71)	(47)
Income tax receivable	9	283	(283)
Prepaid expenses and other current assets	54	(89)	21
Accounts payable and accrued liabilities	(376)	57	(47)
Income taxes payable	87	(5)	17
Revenues and royalties payable	168	123	156
Other	4	(2)	(16)
Net cash provided by (used in) operating activities	6,413	5,920	6,325
Cash flows from investing activities:
Drilling, completions, infrastructure and midstream additions to oil and natural gas properties	(2,867)	(2,701)	(1,938)
Property acquisitions	(8,920)	(2,013)	(1,675)
Proceeds from sale of assets	467	1,407	327
Other	99	(16)	(44)
Net cash provided by (used in) investing activities	(11,221)	(3,323)	(3,330)
Cash flows from financing activities:
Proceeds under term loan agreement	1,000	—	—
Repayments under term loan agreement	(100)	—	—
Proceeds from borrowings under credit facilities	3,375	4,779	5,204
Repayments under credit facilities	(3,377)	(4,668)	(5,551)
Proceeds from senior notes	5,500	400	2,500
Repayment of senior notes	(25)	(134)	(2,410)
Proceeds from (repayments to) joint venture	—	—	(74)
Premium on extinguishment of debt	—	—	(63)
Repurchased shares under buyback program	(959)	(840)	(1,098)
Repurchased shares/units under Viper's buyback program	—	(95)	(153)
Proceeds from partial sale of investment in Viper Energy, Inc.	451	—	—
Net proceeds from Viper's issuance of common stock	476	—	—
Dividends paid to stockholders	(1,578)	(1,444)	(1,572)
Dividends/distributions to non-controlling interest	(227)	(129)	(217)
Other	(149)	(45)	(69)
Net cash provided by (used in) financing activities	4,387	(2,176)	(3,503)
Net increase (decrease) in cash and cash equivalents	(421)	421	(508)
Cash, cash equivalents and restricted cash at beginning of period	585	164	672
Cash, cash equivalents and restricted cash at end of period	$164	$585	$164

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

As of December 31, 2024, the wholly owned subsidiaries of Diamondback include Diamondback E&P LLC (“Diamondback E&P”), a Delaware limited liability company, Rattler Midstream GP LLC, a Delaware limited liability company (“Rattler’s GP”), Rattler Midstream LP, a Delaware limited partnership (“Rattler”), QEP Resources, Inc. (“QEP”), a Delaware corporation and Eclipse Merger Sub II, LLC, a Delaware limited liability company.

Rattler Merger

On August 24, 2022 (the “Effective Date”), the Company completed a merger with Rattler pursuant to which the Company acquired all of the approximately 38.51 million publicly held outstanding common units of Rattler in exchange for approximately 4.35 million shares of the Company’s common stock (the “Rattler Merger”). Rattler continued as the surviving entity. Following the Rattler Merger, the Company owns all of Rattler’s outstanding common units and Class B units, and Rattler’s GP remains the general partner of Rattler. Following the closing of the Rattler Merger, Rattler’s common units were delisted from Nasdaq and Rattler filed a certification on Form 15 with the SEC requesting the deregistration of its common units and suspension of Rattler’s reporting obligations under the Exchange Act.

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

Viper Conversion to Corporate Structure

On November 13, 2023, the Company’s publicly traded subsidiary, Viper Energy Partners LP, completed its conversion from a Delaware limited partnership into a Delaware corporation, Viper Energy, Inc. (“Viper”) (the “Viper Conversion”). At the time of the Viper Conversion, each of the Company’s common units representing limited partnership interest in Viper Energy Partners, LP was converted, on a unit-for-unit basis, into one issued and outstanding, fully paid and nonassessable share of Class A common stock of Viper, and each of the Company’s Class B units representing a limited partnership interest in Viper Energy Partners, LP was converted, on a unit-for-unit basis, into one issued and outstanding, fully paid and nonassessable share of Class B common stock of Viper. At the time of the Viper Conversion, Viper was a “controlled company” under the Nasdaq rules because the Company owned more than 50% of the voting power of Viper’s common stock.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation.

Viper is consolidated in the Company’s financial statements. On October 31, 2023, pursuant to a common unit purchase and sale agreement entered into on September 4, 2023, Viper issued approximately 7.22 million of its common units, which were converted to shares of Viper Class A common stock at the time of the Viper Conversion, to the Company at a price of $27.72 per unit for total consideration to Viper of approximately $200 million. On March 5, 2024, the Company exercised certain of its demand rights, pursuant to a registration rights agreement initially entered into on June 23, 2014, as amended and restated on May 9, 2018 and November 10, 2023, and on March 8, 2024, completed a public offering of approximately 13.23 million of Viper’s Class A common stock at a price of $35.00 per share for proceeds, net of underwriters’ discount, of approximately $451 million. After this offering, the Company owned less than 50% of Viper’s combined outstanding Class A common stock and Class B common stock, resulting in Viper no longer being a controlled

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

company under the Nasdaq rules. Following the completion of the Viper 2024 Equity Offering (as defined and discussed in Note 10—Stockholders' Equity and Earnings (Loss) Per Share) the Company’s ownership of Viper’s voting securities was further reduced to approximately 45%. However, the Company determined, in each case, that it still controls the activities of Viper in accordance with the guidance for variable interest entities in Accounting Standards Codification (“ASC”) Topic 810— “Consolidation” and therefore continues to consolidate Viper in the Company’s financial statements at December 31, 2024. See further discussion of the Company’s determination that Viper is a variable interest entity (“VIE”) in Note 2—Summary of Significant Accounting Policies.

As of December 31, 2024, the Company owned approximately 45% of Viper’s combined outstanding Class A common stock and Class B common stock. The results of operations attributable to the non-controlling interest in Viper are presented within equity and net income and are shown separately from the equity and net income attributable to the Company.

As of December 31, 2024, the Company is managed as one operating and reportable segment, the upstream segment, which is engaged in the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves primarily in the Permian Basin in West Texas and includes the activities of Viper as well as the Company’s remaining midstream operations. Prior to the Rattler Merger, both the upstream operations segment and the midstream operations segment were considered reportable segments. Following the Rattler Merger, the midstream operations segment no longer met the quantitative threshold for a reportable segment, but was considered an operating segment. Beginning in the fourth quarter of 2024, the Company’s Chief Operating Decision Maker (“CODM”) no longer receives separate financial information for Rattler due to its insignificance to the Company after further midstream asset divestitures, and Rattler is no longer considered to be an operating segment. As of December 31, 2024, the Company determined only the upstream segment met the quantitative requirements of a reportable segment and an operating segment.

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

The Company evaluates these estimates on an ongoing basis, using historical experience, consultation with experts and other methods the Company considers reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from the Company’s estimates. Any effects on the Company’s business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known. Significant items subject to such estimates and assumptions include estimates of proved oil and natural gas reserves and related present value estimates of future net cash flows therefrom, the carrying value of oil and natural gas properties, fair value estimates of derivative instruments, the fair value determination of assets acquired and liabilities assumed, and estimates of income taxes, including deferred tax valuation allowances.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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

Accounts receivable are stated at amounts due from joint interest owners or purchasers, net of an allowance for expected losses as estimated by the Company when collection is doubtful. For receivables from joint interest owners, the Company typically has the ability to withhold future revenue disbursements to recover any non-payment of joint interest billings. Accounts receivable from joint interest owners or purchasers outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for each type of receivable utilizing the loss-rate method, which considers a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the debtor’s current ability to pay its obligation to the Company, the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for expected losses. At December 31, 2024 and 2023, the Company’s allowances for credit losses related to joint interest receivables and credit losses related to sales of oil and natural gas production were not material.

Derivative Instruments

The Company is required to recognize its derivative instruments on the consolidated balance sheets as assets or liabilities at fair value with such amounts classified as current or long-term based on their anticipated settlement dates. The accounting for the changes in fair value of a derivative depends on the intended use of the derivative and resulting designation. For commodity derivative instruments and interest rate swaps which have not been designated as hedges for accounting purposes, the Company marks its derivative instruments to fair value and recognizes the cash and non-cash change in fair value on derivative instruments for each period in the consolidated statements of operations. To the extent that contracts with the same counterparty are allowed to be netted upon payment subject to a master netting arrangement, these amounts are reported on a net basis on the consolidated balance sheets. From the second quarter of 2021 through the second quarter of 2022, the Company had certain interest rate swaps designated as fair value hedges under the “shortcut” method of accounting. As such, gains and losses due to changes in the fair value of the interest rate swaps during those periods completely offset changes in the fair value of the hedged portion of the underlying debt. In the second quarter of 2022, the Company elected to fully dedesignate these interest rate swaps and hedge accounting was discontinued. For additional information regarding the Company’s derivative instruments, see Note 13—Derivatives.

Oil and Natural Gas Properties

The Company uses the full cost method of accounting for its oil and natural gas properties. Under this method, all acquisition, exploration and development costs, including certain internal costs, are capitalized and amortized on a composite unit of production method based on proved oil, natural gas liquids and natural gas reserves. Internal costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other internal costs associated with overseeing the exploration and development activities. Costs, including related employee costs, associated with production and operation of the properties are charged to expense as incurred. All other internal costs not directly associated with exploration and development activities are charged to expense as they are incurred. Sales of oil and natural gas properties, whether or not being amortized currently, are accounted for as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil, natural gas and natural liquids. Depletion of evaluated oil and natural gas properties is computed on the units of production method, whereby capitalized costs plus estimated future development costs are amortized over total proved reserves. The average depletion rate per barrel equivalent unit of production was $12.60, $10.21 and $8.87 for the years ended December 31, 2024, 2023 and 2022, respectively. Depletion

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

expense for oil and natural gas properties was $2.8 billion, $1.7 billion and $1.3 billion for the years ended December 31, 2024, 2023 and 2022, respectively.

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the proved oil and natural gas properties. Net capitalized costs are limited to the lower of unamortized oil and natural gas properties net of deferred income taxes, or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the trailing 12-month unweighted average of the first-day-of-the-month price, adjusted for any contract provisions, and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or non-cash write-down is required. For additional information on proved oil and natural gas properties, see Note 6—Property and Equipment.

Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. The Company assesses all items classified as unevaluated property on at least an annual basis for possible impairment. The Company assesses properties on a group basis, as a majority of properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to amortization.

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

Equity Method Investments

The Company accounts for its corporate joint ventures and equity investments under the equity method of accounting in accordance with Financial Accounting Standards Board ASC Topic 323 “Investments — Equity Method and Joint Ventures.” The Company applies the equity method of accounting to investments of less than 50% in an investee over which the Company has the ability to exercise significant influence but does not have control, and investments of greater than 50% in an investee over which the Company does not exercise significant influence or have control. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss is recognized in the statement of operations. As of December 31, 2024, the Company’s proportionate share of the income or loss from equity method investments is recognized on a one or two-month lag for its equity method investments.

Judgment regarding the level of influence over each equity method investment includes considering key factors such as, but not limited to, ownership interest, representation on the board of directors, participation in policy-making decisions, material intercompany transactions and extent of ownership by an investor in relation to the concentration of other shareholdings. Additionally, an investment in a limited liability company that maintains a specific ownership account for each investor shall be viewed as similar to an investment in a limited partnership for purposes of determining whether a non-controlling investment shall be accounted for using the equity method or as an investment over which we do not have the ability to exercise significant influence.

The Company reviews its investments to determine if a loss in value which is other than a temporary decline has occurred. If such a loss has occurred, the Company recognizes an impairment provision. There were no significant impairments of the Company’s equity investments for the years ended December 31, 2024, 2023 and 2022. See Note 8—Equity Method Investments and Related Party Transactions for further details.

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

The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with the future plugging and abandonment of wells and related facilities. For additional information regarding the Company’s asset retirement obligations, see Note 7—Asset Retirement Obligations.

Impairment of Long-Lived Assets

Other property and equipment used in operations and midstream assets are reviewed whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized only if the carrying amount of a long-lived asset is not recoverable from its estimated future undiscounted cash flows. An impairment loss is the difference between the carrying amount and fair value of the asset. The Company had no significant impairment losses for the years ended December 31, 2024, 2023 and 2022.

Capitalized Interest

The Company capitalizes interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest is capitalized only for the period that activities are in progress to bring these unevaluated properties to their intended use. Capitalized interest cannot exceed gross interest expense. See Note 9—Debt for further details.

Inventories

Inventories are stated at the lower of cost or net realizable value and primarily consist of tubular goods and equipment at December 31, 2024 and 2023. The Company’s tubular goods and equipment are primarily comprised of oil and natural gas drilling or repair items such as tubing, casing and pumping units.

Debt Issuance Costs

Long-term debt includes capitalized costs related to the senior notes, net of accumulated amortization. The costs associated with the senior notes are netted against the senior notes balances and are amortized over the term of the senior notes using the effective interest method. See Note 9—Debt for further details. The costs associated with the Company’s credit facilities are included in other assets on the consolidated balance sheet and are amortized over the term of the facility.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Other Accrued Liabilities

The Company’s accrued liabilities are financial instruments for which the carrying value approximates fair value.

Other accrued liabilities consist of the following at December 31, 2024, and 2023:

	December 31,
	2024	2023
	(In millions)
Derivative liability payable	$16	$13
Lease operating expenses payable	354	160
Ad valorem taxes payable	242	129
Accrued compensation	79	38
Interest payable	145	73
Midstream operating expenses payable	20	8
Other	164	54
Total other accrued liabilities	$1,020	$475

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

Non-controlling Interests

Non-controlling interests in the accompanying consolidated financial statements represent the public’s ownership interest in Viper as well as Rattler prior to the Rattler Merger, and are presented as a component of equity. When the Company’s relative ownership interests change, adjustments to non-controlling interest and additional paid-in-capital, tax effected, occur. Because these changes in the ownership interests do not result in a change of control, the transactions are accounted for as equity transactions under ASC Topic 810, “Consolidation,” which requires that any differences between the carrying value of the Company’s basis in Viper (and Rattler prior to the Rattler Merger) and the fair value of the consideration received are recognized directly in equity and attributed to the controlling interest. See Note 10—Stockholders' Equity and Earnings (Loss) Per Share for a discussion of changes in the Company’s ownership interest in consolidated subsidiaries during the years ended December 31, 2024, 2023 and 2022.

Revenue Recognition

Revenue from Contracts with Customers

Sales of oil, natural gas and natural gas liquids are recognized at the point control of the product is transferred to the customer. Virtually all of the pricing provisions in the Company’s contracts are tied to a market index, with certain adjustments to account for various factors depending on the points of sale. As a result, the price of the oil, natural gas and natural gas liquids fluctuates to remain competitive with other available oil, natural gas and natural gas liquids supplies.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Natural gas and natural gas liquids sales

Under the Company’s natural gas processing contracts, it delivers natural gas to a midstream processing entity at the wellhead, battery facilities or the inlet of the midstream processing entity’s system. Generally, the midstream processing entity gathers and processes the natural gas and remits proceeds to the Company for the resulting sales of natural gas liquids and residue gas. In these scenarios, the Company evaluates whether it is the principal or the agent in the transaction. For those contracts where the Company has concluded it is the principal and the ultimate third party is its customer, the Company recognizes revenue on a gross basis, with transportation, gathering, processing, treating and compression fees presented as an expense in its consolidated statements of operations. Under contracts where the Company has concluded that it is the agent, the Company recognizes revenue on a net basis, with transportation, gathering, processing, treating and compression fees as a reduction to revenues in the consolidated statements of operations.

In certain natural gas processing agreements, the Company may elect to take its residue gas and/or natural gas liquids in-kind at the tailgate of the midstream entity’s processing plant and subsequently market the product. Through the marketing process, the Company delivers product to the ultimate third-party purchaser at a contractually agreed-upon delivery point and receives a specified index price from the purchaser. In this scenario, the Company recognizes revenue when control transfers to the purchaser at the delivery point based on the index price received from the purchaser. The gathering, processing, treating and compression fees attributable to the gas processing contract, as well as any transportation fees incurred to deliver the product to the purchaser, are presented as gathering, processing and transportation expense in the consolidated statements of operations.

Sales of purchased oil and purchased oil expense

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

Transaction price allocated to remaining performance obligations

The Company’s upstream product sales contracts do not originate until production occurs and, therefore, are not considered to exist beyond each days’ production. Therefore, there are no remaining performance obligations under any of its product sales contracts.

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

Prior-period performance obligations

The Company records revenue in the month production is delivered to the purchaser. However, purchaser and settlement statements for natural gas and natural gas liquids sales may not be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. The Company records the differences between its estimates and the actual amounts received for product sales in the month that payment is received from the purchaser. The Company has existing internal controls for its revenue estimation process and related accruals, and any identified differences between its revenue estimates and actual revenue received historically have not been significant. For the years ended December 31, 2024, 2023 and 2022 revenue recognized in the reporting period related to performance obligations satisfied in

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

prior reporting periods was not material. The Company believes that the pricing provisions of its oil, natural gas and natural gas liquids contracts are customary in the industry. To the extent actual volumes and prices of oil and natural gas sales are unavailable for a given reporting period because of timing or information not received from third parties, the revenue related to expected sales volumes and prices for those properties are estimated and recorded.

See Note 3—Revenue from Contracts with Customers for additional discussion of the Company’s revenues.

Accounting for Equity-Based Compensation

The Company has granted various types of stock-based awards including stock options and restricted stock units. Viper and Rattler, prior to the Rattler Merger, have granted various unit-based awards including unit options and phantom units to employees, officers and directors who perform services for the respective entities. These plans and related accounting policies for material awards are defined and described more fully in Note 11—Equity-Based Compensation. Equity compensation awards are measured at fair value on the date of grant and are expensed over the required service period. Forfeitures for these awards are recognized as they occur.

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

The Company records uncertain tax positions based on a two-step process: (i) determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. For additional information regarding income taxes, see Note 12—Income Taxes.

Accumulated Other Comprehensive Income (Loss)

The following table provides changes in the components of accumulated other comprehensive income, net of related income tax effects related to insignificant pension and postretirement benefit plans the Company acquired from Energen Corporation (“Energen”) and QEP (in millions):

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Balance at beginning of the period	$(8)	$(7)	$—
Net actuarial gain (loss) on pension and postretirement benefit plans	2	(1)	(9)
Income tax benefit (expense)	—	—	2
Balance at end of the period	$(6)	$(8)	$(7)

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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

In connection with the reduction of the Company’s ownership percentage in Viper to below 50% in March 2024, the Company re-evaluated whether Viper should continue to be consolidated in the Company’s financial statements. Through December 31, 2024, Viper has continued to meet the definition of a VIE under ASC Topic 810, “Consolidation,” and the Company continued to be the primary beneficiary of the VIE through its ability, via existing contractual agreements, to direct the activities that most significantly affect the economic performance of Viper. The Company also has the obligation to absorb losses and the right to receive benefits that could be significant to Viper. As such, the Company will continue to consolidate the activity of Viper.

Viper maintains its own capital structure that is separate from the Company. The Company is not under any obligation to provide additional financial support or investment to Viper. Viper’s assets cannot be used by the Company for general corporate purposes, and the creditors of Viper’s liabilities do not have recourse to the Company’s assets. The assets and liabilities of Viper are included in the Company’s consolidated balance sheets and disclosed parenthetically, if material.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments are effective for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted this amendment effective in the fourth quarter and applied retrospectively to all prior periods presented in the financial statements. Adoption of the update did not impact the Company’s financial position, results of operations or liquidity.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from Contracts with Customers

The following tables present the Company’s revenue from contracts with customers:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Oil sales	$9,067	$7,279	$7,660
Natural gas sales	89	262	858
Natural gas liquid sales	944	687	1,048
Total oil, natural gas and natural gas liquid revenues	10,100	8,228	9,566
Sales of purchased oil	923	111	—
Other service revenues	29	62	69
Total revenue from contracts with customers	$11,052	$8,401	$9,635

The following tables present the Company’s revenue from oil, natural gas, and natural gas liquids disaggregated by basin:

	Year Ended December 31, 2024
	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$7,711	$1,347	$9	$9,067
Natural gas sales	65	23	1	89
Natural gas liquid sales	779	165	—	944
Total	$8,555	$1,535	$10	$10,100

	Year Ended December 31, 2023
	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$5,746	$1,527	$6	$7,279
Natural gas sales	176	85	1	262
Natural gas liquid sales	500	187	—	687
Total	$6,422	$1,799	$7	$8,228

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	Year Ended December 31, 2022
	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$5,541	$2,107	$12	$7,660
Natural gas sales	563	292	3	858
Natural gas liquid sales	719	327	2	1,048
Total	$6,823	$2,726	$17	$9,566

Customers

The Company is subject to risk resulting from the concentration of its crude oil and natural gas sales and receivables with several significant purchasers. For the year ended December 31, 2024, four purchasers each accounted for more than 10% of our revenue: Vitol Inc. (“Vitol”) (17%), Enterprise Crude Oil LLC (“Enterprise”) (15%), Shell Trading (USA) Company (“Shell”) (13%) and DK Trading & Supply LLC (“DK”) (11%). For the year ended December 31, 2023, four purchasers each accounted for more than 10% of the Company’s revenue: Vitol (22%), DK (18%), Shell (14%) and Enterprise (13%). For the year ended December 31, 2022, two purchasers each accounted for more than 10% of the Company’s revenue: Vitol (23%) and Shell (20%). The Company does not require collateral and does not believe the loss of any single purchaser would materially impact its operating results, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

4.    ACQUISITIONS AND DIVESTITURES

2024 Activity

Diamondback Acquisitions and Divestiture

Endeavor Acquisition

For details on the Endeavor Acquisition, see Note 5—Endeavor Energy Resources, LP Acquisition.

TRP Energy, LLC Asset Exchange

On December 20, 2024, the Company completed a transaction with TRP Energy, LLC (“TRP”), in which the Company exchanged certain assets including approximately 47,034 gross (35,673 net) acres located in the Delaware Basin and $325 million in cash, subject to customary post-closing adjustments, for certain of TRP’s assets consisting of approximately 21,582 gross (15,421 net) acres located in the Midland Basin with 55 operated locations (the “TRP Exchange”). The TRP Exchange is expected to expand our operating footprint and enhance our inventory of near-term drilling locations, and was valued at approximately $1.4 billion. The Company funded the cash portion of the exchange with cash on hand and borrowings under its revolving credit facility.

The following table presents the acquisition consideration transferred in the TRP Exchange (in millions):

Consideration:
Oil and natural gas properties	$989
Midstream assets	53
Suspense liabilities relieved	(16)
Cash consideration	325
Total consideration	$1,351

Acquisition Date Fair Value of Consideration Transferred

The acquisition date fair value of oil and natural gas properties transferred was determined using an income approach utilizing the discounted cash flow method, which takes into account production forecasts, projected commodity prices and pricing differentials, and estimates of future capital and operating costs which were then discounted utilizing an

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

estimated weighted-average cost of capital for industry market participants. These inputs are not observable in the market and are considered level 3 inputs within the fair value hierarchy. The oil and natural gas properties transferred did not significantly impact the Company’s capitalized costs or proved reserves as of December 31, 2024.

The acquisition date fair value of midstream assets transferred was determined based on the cost approach, which utilized asset listings and cost records with consideration for the age, condition, utilization and economic support of the assets.

Allocation of Consideration Transferred

The TRP Exchange has been accounted for under the acquisition method of accounting for business combinations in accordance with ASC Topic 805, “Business Combinations.” The following table represents the allocation of the total consideration transferred in the TRP Exchange to the identifiable assets acquired and the liabilities assumed based on the fair values at the acquisition date. Although the allocation of consideration transferred is substantially complete as of the date of this filing, title to properties exchanged remain subject to change as the details of the transaction are finalized subsequent to closing. As such, there may be further adjustments to the fair value of certain assets acquired and liabilities assumed. The allocation of consideration transferred will be finalized within twelve months of the closing date of the transaction.

The following table sets forth the Company’s purchase price allocation (in millions):

Total consideration	$1,351

Fair value of liabilities assumed:
Suspense liabilities	(3)

Fair value of assets acquired:
Oil and natural gas properties	1,354
Net assets acquired and liabilities assumed	$1,351

Oil and natural gas properties acquired were valued using an income approach utilizing the discounted cash flow method, which takes into account production forecasts, projected commodity prices and pricing differentials, and estimates of future capital and operating costs which were then discounted utilizing an estimated weighted-average cost of capital for industry market participants. These inputs are not observable in the market and are considered level 3 inputs within the fair value hierarchy.

With the completion of the TRP Exchange, the Company acquired proved properties of $853 million and unproved properties of $501 million.

The results of operations attributable to the TRP Exchange since the acquisition date have been included in the consolidated statements of operations and were insignificant for the year ended December 31, 2024.

WTG Midstream Transaction

The Company owns a 25% non-operating equity investment in Remuda Midstream Holdings LLC, (the “WTG joint venture”). On July 15, 2024, the WTG joint venture sold its subsidiary, WTG Midstream LLC (the “WTG Midstream Transaction”), for which the Company received as its portion of the consideration 10.1 million common units issued by Energy Transfer LP (NYSE: ET) and $190 million in cash, subject to customary post-closing adjustments. The common unit consideration was also subject to preferred distributions to incentive members of the WTG joint venture which reduced the proceeds attributable to the Company. At the closing of the WTG Midstream Transaction, the value attributable to the Company of the 10.1 million common units was approximately $135 million, of which approximately $81 million was received by the Company and $54 million remains in an escrow account pursuant to an escrow agreement entered into by the WTG joint venture in connection with the initial transaction. The total value of distributions received by the Company through December 31, 2024 of $271 million (excluding amounts held in escrow) exceeded the carrying value of the Company’s investment balance in the WTG joint venture, resulting in a gain of approximately $74 million, which is included

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

in the caption “Other income (expense), net” in the consolidated statement of operations for the year ended December 31, 2024.

Viper Acquisitions

Viper Tumbleweed Acquisitions

In September and October of 2024, Viper completed a series of related acquisitions including the Viper TWR Acquisition, the Viper Q Acquisition and the Viper M Acquisition, collectively the (“Viper Tumbleweed Acquisitions”) as defined and discussed below.

On October 1, 2024, Viper acquired all of the issued and outstanding equity interests in TWR IV, LLC and TWR IV SellCo, LLC from Tumbleweed Royalty IV, LLC (“TWR IV”) and TWR IV SellCo Parent, LLC (the “Viper TWR Acquisition”), pursuant to a definitive purchase and sale agreement for consideration consisting of approximately (i) $464 million in cash, including transaction costs and certain customary post-closing adjustments, (ii) 10.09 million Viper LLC units to TWR IV, (iii) an option for TWR IV to acquire up to 10.09 million shares of Viper’s Class B Common Stock (the “TWR Class B Option”), and (iv) contingent cash consideration of up to $41 million, payable in January of 2026, based on the average price of WTI sweet crude oil prompt month futures contracts for the calendar year 2025 (the “WTI 2025 Average”).

TWR IV can exchange some or all of the Viper LLC units received for an equal number of shares of Viper’s Class A common stock upon expiration of the six month lockup period. The mineral and royalty interests acquired in the Viper TWR Acquisition represent approximately 3,067 net royalty acres located primarily in the Permian Basin. Viper funded the cash consideration through a combination of cash on hand, borrowings under the Viper LLC credit agreement and proceeds from the Viper 2024 Equity Offering (as defined and discussed in Note 10—Stockholders' Equity and Earnings (Loss) Per Share).

On September 3, 2024, Viper acquired all of the issued and outstanding equity interests in Tumbleweed-Q Royalties, LLC (the “Viper Q Acquisition”), pursuant to a definitive purchase and sale agreement for consideration consisting of (i) approximately $114 million in cash, including transaction costs and certain customary post-closing adjustments, and (ii) contingent cash consideration of up to $5 million, payable in January of 2026, based on the WTI 2025 Average.

Additionally, on September 3, 2024, Viper acquired all of the issued and outstanding equity interests in MC TWR Royalties, LP and MC TWR Intermediate, LLC (the “Viper M Acquisition” and together with the Viper Q Acquisition, the “Viper Q & M Acquisitions”), pursuant to a definitive purchase and sale agreement for consideration consisting of (i) approximately $76 million in cash, including transaction costs and certain customary post-closing adjustments, and (ii) contingent cash consideration of up to $4 million, payable in January of 2026, based on the WTI 2025 Average. The mineral and royalty interests acquired in the Viper Q & M Acquisitions, represent approximately 406 and 267 net royalty acres located primarily in the Permian Basin, respectively. Viper funded the cash consideration for the Viper Q & M Acquisitions through a combination of cash on hand and borrowings under the Viper LLC credit agreement.

See Note 14—Fair Value Measurements for further discussion of the fair value of the Viper Tumbleweed Acquisitions contingent consideration liabilities (collectively, the “2026 WTI Contingent Liability”).

2023 Activity

Diamondback Acquisition and Divestitures

Lario Acquisition

On January 31, 2023, the Company closed on its acquisition of all leasehold interests and related assets of Lario Permian, LLC, a wholly owned subsidiary of Lario Oil and Gas Company, and certain associated sellers (collectively “Lario”). The acquisition included approximately 25,000 gross (16,000 net) acres in the Midland Basin and certain related oil and gas assets (the “Lario Acquisition”), in exchange for consideration of 4.33 million shares of the Company’s common stock and $814 million in cash, including customary post-closing adjustments. Approximately $113 million of the cash consideration was deposited in an indemnity holdback escrow account at closing and was distributed upon satisfactory settlement of any potential title defects on the acquired properties during the first quarter of 2024. The cash consideration for

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

the Lario Acquisition was funded through a combination of cash on hand, a portion of the net proceeds from the Company’s offering of 6.250% Senior Notes due 2053 and borrowings under the Company’s revolving credit facility.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Divestiture of Deep Blue Water Assets and Deep Blue Formation

On September 1, 2023, the Company closed on a joint venture agreement with Five Point Energy LLC (“Five Point”) to form Deep Blue Midland Basin LLC (“Deep Blue”). At closing, the Company contributed certain treated water, fresh water and saltwater disposal assets (the “Deep Blue Water Assets”) with a net carrying value of $703 million, including certain post-closing adjustments, and Five Point contributed $251 million in cash to Deep Blue. In exchange for these contributions, Deep Blue issued the Company a one-time cash distribution of approximately $516 million and a 30% equity ownership and voting interest, and issued to Five Point a 70% equity ownership and voting interest. Five Point is not considered a related party of the Company.

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

The Company recorded its 30% equity interest in Deep Blue at fair value based on the cash consideration and contingent consideration contributed by Five Point to Deep Blue in exchange for its 70% equity ownership. The Company’s equity method investment in Deep Blue had an initial fair value of $126 million. The Company’s proportionate share of the income or loss from Deep Blue is recognized on a two-month lag. The Company has recognized an aggregate $13 million loss on the sale of its Deep Blue Water Assets, of which approximately $1 million was recognized during the year ended December 31, 2024. The loss on the sale of Deep Blue Water Assets is included in the caption “Other operating expenses” in the consolidated statement of operations. The majority of measurements utilized to determine the fair value amounts reported above relating to this transaction are based on inputs that are not observable in the market and are therefore considered Level 3 inputs in the fair value hierarchy.

The Company and Five Point currently anticipate collectively contributing $500 million in follow-on capital to fund future growth projects and acquisitions.

As part of the transaction, the Company also entered into a 15-year dedication with Deep Blue for its produced water and supply water within a 12-county area of mutual interest in the Midland Basin. See Note 8—Equity Method Investments and Related Party Transactions for further discussion of transactions with Deep Blue.

OMOG Divestiture

On July 28, 2023, the Company divested its 43% limited liability company interest in OMOG JV LLC (“OMOG”) for $225 million in cash received at closing. This divestiture resulted in a gain on the sale of equity method investments of approximately $35 million, which is included in the caption “Other income (expense), net” on the consolidated statements of operations for the year ended December 31, 2023. The Company used its net proceeds from this transaction for debt reduction and other general corporate purposes.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Gray Oak Divestiture

On January 9, 2023, the Company divested its 10% non-operating equity investment in Gray Oak Pipeline, LLC (“Gray Oak”) for $172 million in net cash proceeds and recorded a gain on the sale of equity method investments of approximately $53 million, which is included in the caption “Other income (expense), net” on the consolidated statements of operations for the year ended December 31, 2023.

Viper Acquisitions

GRP Acquisition

On November 1, 2023, Viper acquired certain mineral and royalty interests from Royalty Asset Holdings, LP, Royalty Asset Holdings II, LP and Saxum Asset Holdings, LP and affiliates of Warwick Capital Partners and GRP Energy Capital (collectively, “GRP”), pursuant to a definitive purchase and sale agreement for approximately 9.02 million Viper common units and $747 million in cash, including transaction costs and certain customary post-closing adjustments (the “GRP Acquisition”). The mineral and royalty interests acquired in the GRP Acquisition represent 4,600 net royalty acres in the Permian Basin, plus approximately 2,700 additional net royalty acres in other major basins. The cash consideration for the GRP Acquisition was funded through a combination of cash on hand and held in escrow, borrowings under the Viper LLC credit agreement, proceeds from the Viper 2031 Notes (as defined and discussed in Note 9—Debt) and proceeds from a $200 million common unit issuance to Diamondback.

2022 Activity

Diamondback Acquisitions and Divestiture

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

Purchase Price Allocation

The FireBird Acquisition has been accounted for as a business combination using the acquisition method. The following table represents the allocation of the total purchase price paid in the FireBird Acquisition to the identifiable assets acquired and the liabilities assumed based on their fair values at the acquisition date. The purchase price allocation was completed in November 2023.

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

Non-Core Assets Divestiture

In October 2022, the Company completed the divestiture of non-core Delaware Basin acreage consisting of approximately 3,272 net acres, with net production of approximately 550 BO/d (800 BOE/d) for $155 million of net proceeds. The Company used the net proceeds from this transaction for debt reduction.

5.    ENDEAVOR ENERGY RESOURCES, LP ACQUISITION

On September 10, 2024, the Company completed its acquisition of Endeavor Parent, LLC (“Endeavor”) (the “Endeavor Acquisition”) for consideration consisting of (i) $7.1 billion in cash paid to the Endeavor equityholders, (ii) $238 million for the repayment of Endeavor’s net debt, which included the $219 million net debt position and the associated $19 million make-whole premium paid upon redemption of the senior notes and costs incurred to terminate Endeavor’s revolving credit facility, and (iii) approximately 117.27 million shares of the Company’s common stock. The Endeavor Acquisition included approximately 500,849 gross (361,927 net) acres, which are primarily located in the Permian Basin. Following the

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Endeavor Acquisition, the Company believes its inventory has industry-leading depth and quality that will be converted into cash flow with the industry’s lowest cost structure, creating a differentiated value proposition for Diamondback stockholders.

The cash consideration for the Endeavor Acquisition was funded through a combination of cash on hand, the net proceeds from the Company’s April 2024 Notes offering and borrowings under the Tranche A Loans (as defined and discussed in Note 9—Debt). Immediately following the close of the Endeavor Acquisition, Endeavor equityholders held approximately 39.8% of Diamondback’s common stock. As of December 31, 2024, Endeavor’s equityholders held approximately 36% of the Company’s common stock.

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

Purchase Price Allocation

The Endeavor Acquisition has been accounted for under the acquisition method of accounting for business combinations in accordance with ASC Topic 805, “Business Combinations.” The following table represents the preliminary allocation of the total purchase price for the acquisition of Endeavor to the identifiable assets acquired and the liabilities assumed based on the fair values at the acquisition date. Although the purchase price allocation is substantially complete as of the date of this filing, certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, final tax returns that provide the underlying tax basis of Endeavor’s assets and liabilities. As such, there may be further adjustments to the fair value of certain assets acquired and liabilities assumed, including Endeavor’s deferred tax liability, oil and natural gas properties, which include mineral and royalty interests acquired, and other property and equipment. The Company expects to complete the purchase price allocation during the 12-month period following the acquisition date.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table sets forth the Company’s preliminary purchase price allocation (in millions):

Total consideration	$27,420

Fair value of liabilities assumed:
Accounts payable - trade	$18
Accrued capital expenditures	173
Other accrued liabilities	613
Revenues and royalties payable	567
Derivative instruments	5
Income taxes payable	261
Other current liabilities	21
Asset retirement obligations	259
Deferred income taxes	7,211
Other long-term liabilities	5
Amount attributable to liabilities acquired	$9,133

Fair value of assets acquired:
Accounts receivable - joint interest and other, net	$69
Accounts receivable - oil and natural gas sales, net	659
Inventories	77
Derivative instruments	25
Prepaid expenses and other current assets	20
Oil and natural gas properties	34,824
Other property, equipment and land	849
Other assets	30
Amount attributable to assets acquired	36,553

Net assets acquired and liabilities assumed	$27,420

The purchase price allocation above is based on the fair values of the assets and liabilities of Endeavor as of the closing date of the Endeavor Acquisition. The majority of the value of assets acquired and liabilities assumed was measured based on inputs that are not observable in the market and are therefore considered Level 3 inputs. The fair value of acquired property and equipment is based on the cost approach, which utilized asset listings and cost records with consideration for the reported age, condition, utilization and economic support of the assets. Oil and natural gas properties were valued using an income approach utilizing the discounted cash flow method, which takes into account production and mineral interest forecasts, projected commodity prices and pricing differentials, and estimates of future capital and operating costs which were then discounted utilizing an estimated weighted-average cost of capital for industry market participants. The value of derivative instruments was based on observable inputs including forward commodity-price curves which are considered Level 2 inputs. Deferred income taxes represent the tax effects of differences in the tax basis and acquisition-date fair values of assets acquired and liabilities assumed. The fair values of asset retirement obligations and inventories were calculated in accordance with the Company’s internal policies as described in Note 2—Summary of Significant Accounting Policies. The fair values of various current assets and liabilities including accounts receivable and accounts payable approximate their carrying values on the closing date of the Endeavor Acquisition because of the short-term nature of the instruments.

With the completion of the Endeavor Acquisition, the Company acquired proved properties of $20.6 billion and unproved properties of $14.2 billion, primarily in the Midland Basin.

The results of operations attributable to the Endeavor Acquisition since the acquisition date have been included in the consolidated statements of operations and include $1.8 billion of total revenue and $459 million of net income for the year ended December 31, 2024.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Pro Forma Financial Information (Unaudited)

The following unaudited summary pro forma financial information for the year ended December 31, 2024, 2023 and 2022 has been prepared to give effect to (i) the Endeavor Acquisition as if it had occurred on January 1, 2023, (ii) the TRP Exchange as if it had occurred on January 1, 2023, (iii) the Lario Acquisition as if it had occurred on January 1, 2022, and (iv) the FireBird Acquisition as if it had occurred on January 1, 2021. The unaudited pro forma financial information does not purport to be indicative of what the combined company’s results of operations would have been if the transaction had occurred on the dates indicated, nor is it indicative of the future financial position or results of operations of the combined company.

The below information reflects pro forma adjustments for the issuance of the Company’s common stock as consideration for the Endeavor Acquisition, the Lario Acquisition and the Firebird Acquisition as well as pro forma adjustments based on available information and certain assumptions that the Company believes are reasonable, including adjustments to depreciation, depletion and amortization based on the full cost method of accounting.

Additionally, pro forma earnings for the year ended December 31, 2024 include historical acquisition-related costs incurred by Endeavor of $415 million, which consist primarily of incentive compensation, investment banking and legal costs. The Company incurred acquisition related costs of $303 million for the year ended December 31, 2024 which consist primarily of $197 million in severance and accelerated incentive compensation payments to former Endeavor employees, $78 million in investment banking and legal costs incurred upon the closing of the Endeavor Acquisition, $14 million related to regulatory reviews under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other individually insignificant items including SEC filing fees and other professional fees. The pro forma results of operations do not include any cost savings or other synergies that may result from the Endeavor Acquisition or any estimated costs that have been or will be incurred by the Company to integrate the acquired assets. The pro forma financial data does not include the results of operations for any other acquisitions made during the periods presented, as they were primarily acreage acquisitions, and their results were not deemed material.

	Year Ended December 31,
	2024	2023	2022
	(In millions, except per share amounts)
Revenues	$15,706	$14,618	$10,542
Income (loss) from operations	$6,448	$7,787	$7,071
Net income (loss) attributable to Diamondback Energy, Inc.	$3,315	$5,668	$4,834
Basic earnings (loss) per common share	$11.19	$18.95	$25.74
Diluted earnings (loss) per common share	$11.19	$18.95	$25.74

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

6.    PROPERTY AND EQUIPMENT

Property and equipment includes the following:

	December 31,
	2024	2023
	(In millions)
Oil and natural gas properties:
Subject to depletion	$59,574	$33,771
Not subject to depletion	22,666	8,659
Gross oil and natural gas properties	82,240	42,430
Accumulated depletion	(11,083)	(8,333)
Accumulated impairment	(7,954)	(7,954)
Oil and natural gas properties, net	63,203	26,143
Other property, equipment and land	1,440	673
Accumulated depreciation, amortization, accretion and impairment	(171)	(142)
Total property and equipment, net	$64,472	$26,674

Balance of costs not subject to depletion:
Incurred in 2024	$15,793
Incurred in 2023	1,205
Incurred in 2022	660
Prior	5,008
Total not subject to depletion	$22,666

Capitalized internal costs were approximately $90 million, $66 million and $58 million for the years ended December 31, 2024, 2023 and 2022, respectively. Costs associated with unevaluated properties are excluded from the full cost pool until the Company has made a determination as to the existence of proved reserves. Although the evaluation process has not been completed on our unevaluated properties, the Company currently estimates these costs will be added to the amortization base within fifteen years.

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter which determines a limit, or ceiling, on the book value of proved oil and natural gas properties. No impairment expense was recorded for the years ended December 31, 2024, 2023 and 2022.

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

At December 31, 2024, there were $60 million in exploration and development costs and $473 million in capitalized interest that are not subject to depletion. At December 31, 2023, there were $77 million in exploration and development costs and $337 million in capitalized interest costs that were not subject to depletion.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

7.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligations liability for the following periods:

	Year Ended December 31,
	2024	2023
	(In millions)
Asset retirement obligations, beginning of period	$245	$347
Additional liabilities incurred	8	4
Liabilities acquired	278	8
Liabilities settled and divested	(37)	(88)
Accretion expense	22	16
Revisions in estimated liabilities(1)	76	(42)
Asset retirement obligations, end of period	592	245
Less: current portion(2)	19	6
Asset retirement obligations - long-term	$573	$239
(1) Revisions in estimated liabilities for the year ended December 31, 2024 are primarily the result of changes in estimated future plugging and abandonment costs due to increases in current cost estimates and other factors.
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

8.    EQUITY METHOD INVESTMENTS AND RELATED PARTY TRANSACTIONS

The Company considers its equity method investees to be related parties. At December 31, 2024 and 2023, the Company had the following significant equity method investments:

	Ownership Interest	December 31, 2024	December 31, 2023
		(In millions)
EPIC Crude Holdings, LP(1)	27.5%	$204	$93
Wink to Webster Pipeline LLC	4%	—	92
BANGL LLC	10%	29	29
WTG joint venture(2)	25%	—	182
Deep Blue Midland Basin LLC	30%	137	128
Other	various	5	5
Total		$375	$529
(1) On July 26, 2024, the Company acquired an additional 17.5% ownership interest in EPIC Crude Holdings, LP (“EPIC”), bringing the Company’s aggregate ownership interest to 27.5%.
(2) The WTG joint venture divested its subsidiary during the WTG Midstream Transaction in July 2024 as further discussed in Note 4—Acquisitions and Divestitures.

Income (loss) and distributions from the Company’s equity method investees were not material for the years ended December 31, 2024, 2023 or 2022.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The Company reviews its equity method investments to determine if a loss in value which is other than temporary has occurred when events indicate the carrying value of the investment may not be recoverable. If such a loss has occurred, the Company recognizes an impairment provision. No significant impairments were recorded for the Company’s equity method investments for the years ended December 31, 2024, 2023 or 2022. If economic challenges occur in future periods, it could result in circumstances requiring the Company to record potentially material impairment charges on its equity method investments.

Related Party Transactions—Deep Blue

In addition to the equity method investee activity reported above, the Company had other significant related party transactions with Deep Blue which at December 31, 2024 and 2023, include (i) contingent consideration and other post-close adjustments receivable from Deep Blue, (ii) accrued capital expenditures and other accrued payables related to a commitment to fund certain capital expenditures on projects that were in process at the time of the Deep Blue transaction, and (iii) lease operating expenses and capitalized expenses related to fees paid to Deep Blue under a 15-year dedication for its produced water and supply water within a 12-county area of mutual interest in the Midland Basin.

The following table presents the significant related party balances included in the consolidated balance sheets at December 31, 2024:

	Year Ended December 31,
	2024	2023
	(In millions)
Current assets - Accounts receivable	$5	$61
Current liabilities - Accrued capital expenditures	$(31)	$(21)
Current liabilities - Other accrued liabilities	$(22)	$(18)

During the years ended December 31, 2024 and 2023, the Company also paid Deep Blue approximately $135 million and $35 million, respectively, for water services provided during the completion phase of wells. These costs were capitalized and are included in the caption “Oil and natural gas properties” on the consolidated balance sheet.

The following table presents the significant related party transactions included in the consolidated statements of operations for the year ended December 31, 2024:

	Year Ended December 31,
	2024	2023
	(In millions)
Lease operating expenses	$114	$33

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

9.    DEBT
The Company’s debt consisted of the following as of the dates indicated:

	December 31,
	2024	2023
	(In millions)
3.250% Senior Notes due 2026	$750	$750
5.625% Senior Notes due 2026(1)	14	14
5.200% Senior Notes due 2027	850	—
7.125% Medium-term Notes, Series B, due 2028	73	73
3.500% Senior Notes due 2029	915	921
5.150% Senior Notes due 2030	850	—
3.125% Senior Notes due 2031	767	789
6.250% Senior Notes due 2033	1,100	1,100
5.400% Senior Notes due 2034	1,300	—
4.400% Senior Notes due 2051	650	650
4.250% Senior Notes due 2052	750	750
6.250% Senior Notes due 2053	650	650
5.750% Senior Notes due 2054	1,500	—
5.900% Senior Notes due 2064	1,000	—
Tranche A Loans	900	—
Unamortized debt issuance costs	(91)	(46)
Unamortized discount costs	(25)	(23)
Unamortized premium costs	3	4
Unamortized basis adjustment of dedesignated interest rate swap agreements(2)	(72)	(84)
Viper revolving credit facility	261	263
Viper 5.375% Senior Notes due 2027	430	430
Viper 7.375% Senior Notes due 2031	400	400
Total debt, net	12,975	6,641
Less: current maturities of debt	900	—
Total long-term debt	$12,075	$6,641
(1)    QEP remained the issuer of these senior notes subsequent to becoming a wholly owned subsidiary of the Company.
(2)    Represents the unamortized basis adjustment related to two receive-fixed, pay variable interest rate swap agreements which were previously designated as fair value hedges of the Company’s $1.2 billion 3.500% fixed rate senior notes due 2029. These swaps were dedesignated in the second quarter of 2022 as discussed further in Note 13—Derivatives.

Debt maturities as of December 31, 2024, excluding debt issuance costs, premiums and discounts and the unamortized basis adjustment of dedesignated interest rate swap agreements are as follows:

Year Ending December 31,
(In millions)
2025	$900
2026	764
2027	1,280
2028	334
2029	915
Thereafter	8,967
Total	$13,160

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

References in this section to the Company shall mean Diamondback Energy, Inc. and Diamondback E&P, collectively, unless otherwise specified.

Second Amended and Restated Credit Facility

On March 6, 2024, Diamondback E&P, as borrower, and Diamondback Energy, Inc., as parent guarantor, entered into a fourteenth amendment to the existing credit agreement, which upon consummation of the Endeavor Acquisition, (i) increased the maximum credit amount from $1.6 billion to $2.5 billion, which may be further increased to a total maximum commitment of $2.6 billion, (ii) decreased the swingline commitments amount from $100 million to $50 million and (iii) made certain amendments to the representations and warranties, affirmative and negative covenants, and events of default. As of December 31, 2024, the Company had no outstanding borrowings under the credit agreement and $2.5 billion available for future borrowings. The weighted average interest rate on borrowings under the credit agreement was 6.33%, 6.31% and 3.91% for the years ended December 31, 2024, 2023 and 2022, respectively. During the fourth quarter of 2024, the Company exercised an election to extend the maturity date of the credit agreement by one year to June 2, 2029.

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

The credit agreement contains a financial covenant that requires us to maintain a Total Net Debt to Capitalization Ratio (as defined in the credit agreement) of no more than 65%. As of December 31, 2024, the Company was in compliance with all financial maintenance covenants under the revolving credit facility, as then in effect.

Term Loan Agreement

In connection with the Endeavor Acquisition, Diamondback Energy, Inc., as guarantor, entered into a Term Loan Credit Agreement with Diamondback E&P LLC, as borrower, and Citibank, N.A., as administrative agent (the “Term Loan Agreement”) on February 29, 2024.

The Term Loan Agreement provided the Company with the ability to borrow up to $1.5 billion, which was comprised of $1.0 billion of Tranche A Loans (the “Tranche A Loans”) and $500 million of Tranche B Loans on an unsecured basis to fund a portion of the cash consideration for the Endeavor Acquisition, repay certain debt of Endeavor or pay fees, costs and expenses related to the acquisition. The undrawn Tranche B Loans were terminated on August 2, 2024. As of December 31, 2024, the Company had $900 million in outstanding borrowings under the Tranche A Loans. During the year ended December 31, 2024, the weighted average interest rate on borrowings under the Term Loan Agreement was 6.13%.

The initial Tranche A Loans were made in a single borrowing on the date of closing of the Endeavor Acquisition (the “Closing Date”) and any remaining outstanding amounts will mature and be payable in full on the first anniversary of the Closing Date.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Bridge Facility

On February 11, 2024, in connection with the Endeavor Acquisition, Diamondback Energy, Inc., as guarantor, obtained commitments of $8.0 billion to a 364-day senior unsecured term loan facility with Diamondback E&P LLC, as borrower, and Citigroup Global Markets Inc., as administrative agent (the “Bridge Facility”). The Bridge Facility was reduced on a dollar-for-dollar basis by the amount of the Term Loan Agreement to $6.5 billion on February 29, 2024 and was further reduced on a dollar-for-dollar basis by the amount of the April 2024 Notes (as defined below) to $1.0 billion. The undrawn Bridge Facility was terminated on June 4, 2024. The Company recorded additional interest expense of $28 million during the year ended December 31, 2024, respectively, related to the amortization and write-off of debt issuance costs incurred for the Bridge Facility.

2024 Issuance of Notes

On April 18, 2024, Diamondback Energy, Inc., as borrower, and Diamondback E&P LLC, as guarantor, issued an aggregate of $5.5 billion in senior notes, consisting of (i) $850 million aggregate principal amount of 5.200% Senior Notes due April 18, 2027 (the “2027 Notes”), (ii) $850 million aggregate principal amount of 5.150% Senior Notes due January 30, 2030 (the “2030 Notes”), (iii) $1.3 billion aggregate principal amount of 5.400% Senior Notes due April 18, 2034 (the “2034 Notes”), (iv) $1.5 billion aggregate principal amount of 5.750% Senior Notes due April 18, 2054 (the “2054 Notes”), and (v) $1.0 billion aggregate principal amount of 5.900% Senior Notes due April 18, 2064 (the “2064 Notes” and together with the 2027 Notes, the 2030 Notes the 2034 Notes and the 2054 Notes, the “April 2024 Notes”). The April 2024 Notes are included in the Guaranteed Senior Notes for the Company. The Company received net proceeds of $5.5 billion, after underwriters’ discounts and transaction costs. Interest on the 2030 Notes is payable semi-annually on January 30 and July 30 of each year, beginning on July 30, 2024. Interest on each other series of notes will be payable semi-annually on April 18 and October 18 of each year. The Company used the net proceeds to fund a portion of the cash consideration for the Endeavor

2023 Issuance of Notes

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

Retirement of Notes

In the first quarter of 2024, the Company opportunistically repurchased principal amounts of $22 million of its 3.125% Senior Notes due 2031 and $6 million of its 3.500% Senior Notes due 2029 for total cash consideration, including accrued interest paid of $25 million. These repurchases resulted in an immaterial gain on extinguishment of debt during the year ended December 31, 2024.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

subsidiary and is an obligor with respect to any indebtedness under any credit facility will be required to guarantee the Viper Notes.

Viper LLC’s Credit Agreement

On November 22, 2024, Viper LLC entered into a thirteenth amendment to its existing credit agreement, which among other things, (i) maintained a maximum credit amount of $2.0 billion, (ii) maintained a borrowing base of $1.3 billion, and (iii) increased the aggregate elected commitment amount from $850 million to $1.3 billion.

As of December 31, 2024, Viper LLC had $261 million of outstanding borrowings and $1.0 billion available for future borrowings under its credit agreement. The weighted average interest rates on borrowings under Viper LLC’s credit agreement were 7.34%, 7.41%, and 4.22% for the years ended December 31, 2024, 2023 and 2022, respectively. Viper LLC’s credit agreement will mature on September 22, 2028.

The outstanding borrowings under Viper LLC’s credit agreement bear interest at a rate elected by Viper LLC that is equal to (i) term SOFR plus 0.10% (“Adjusted Term SOFR”), or (ii) an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 1-month Adjusted Term SOFR plus 1.0%), in each case plus the applicable margin. The applicable margin ranges from 1.00% to 2.00% per annum in the case of the alternative base rate and from 2.00% to 3.00% per annum in the case of Adjusted Term SOFR, in each case depending on the amount of the loans outstanding in relation to the commitment, which is calculated using the least of the maximum credit amount, the aggregate elected commitment amount and the borrowing base. Viper LLC is obligated to pay a quarterly commitment fee ranging from 0.375% to 0.500% per year on the unused portion of the commitment. The credit agreement is secured by substantially all the assets of Viper and Viper LLC.

The Viper LLC credit agreement contains various affirmative, negative and financial maintenance covenants. These covenants, among other things, limit additional indebtedness, additional liens, sales of assets, mergers and consolidations, dividends and distributions, transactions with affiliates, excess cash and entering into certain swap agreements and require the maintenance of the financial ratios described below.

Financial Covenant	Required Ratio
Ratio of total net debt to EBITDAX, as defined in the Viper LLC credit agreement	Not greater than 4.0 to 1.0
Ratio of current assets to liabilities, as defined in the Viper LLC credit agreement	Not less than 1.0 to 1.0
Ratio of secured debt to EBITDAX, as defined in the Viper LLC credit agreement	Not greater than 2.5 to 1.0

As of December 31, 2024, Viper LLC was in compliance with all financial maintenance covenants under the Viper LLC credit agreement.

Interest Expense

The following amounts have been incurred and charged to interest expense for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Interest expense	$624	$346	$272
Other fees and expenses	3	2	12
Less: interest income	156	18	6
Less: capitalized interest	336	171	124
Interest expense, net	$135	$159	$154

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

10.    STOCKHOLDERS’ EQUITY AND EARNINGS (LOSS) PER SHARE

Common Stock Repurchase Program

The Company’s board of directors has approved a common stock repurchase program to acquire up to $6.0 billion of the Company’s outstanding common stock, excluding excise tax. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions, and are subject to market conditions, applicable regulatory and legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the years ended December 31, 2024, 2023 and 2022, the Company repurchased approximately $959 million, $838 million and $1.1 billion of common stock under the respective repurchase programs, respectively, in each case excluding excise tax. As of December 31, 2024, approximately $2.7 billion remained available for future repurchases under the Company’s common stock repurchase program, excluding excise tax.

Viper 2024 Equity Offering

On September 13, 2024, Viper completed an underwritten public offering of approximately 11.5 million shares of its Class A common stock, which included 1.5 million shares issued pursuant to an option to purchase additional shares of Class A common stock granted to the underwriters, at a price to the public of $42.50 per share for total net proceeds to Viper of approximately $476 million, after underwriters’ discounts and transaction costs (the “Viper 2024 Equity Offering”). The net proceeds were used to fund a portion of the cash consideration for the Viper TWR Acquisition.

See Note 17—Subsequent Events for discussion of additional subsequent Viper equity offering.

Change in Ownership of Consolidated Subsidiaries

Non-controlling interests in the accompanying consolidated financial statements represent minority interest ownership in Viper and Rattler through the Effective Date of the Rattler Merger and are presented as a component of equity. When the Company’s relative ownership interests in Viper and Rattler, through the Effective Date of the Rattler Merger, change, adjustments to non-controlling interest and additional paid-in-capital, tax effected, will occur.

The following table summarizes changes in the ownership interest in consolidated subsidiaries during the respective periods presented:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Net income (loss) attributable to the Company	$3,338	$3,143	$4,386
Change in ownership of consolidated subsidiaries	(62)	77	(46)
Change from net income (loss) attributable to the Company's stockholders and transfers with non-controlling interest	$3,276	$3,220	$4,340

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Dividends

The following table presents dividends and distribution equivalent rights paid on the Company’s common stock during the respective periods:

	Base	Variable	Total Per Share	Total
	(In per share)			(In millions)
2024
First quarter	$0.90	$2.18	$3.08	$552
Second quarter	0.90	1.07	1.97	355
Third quarter	0.90	1.44	2.34	419
Fourth quarter	0.90	—	0.90	263
Total year-to-date	$3.60	$4.69	$8.29	$1,589

2023
First quarter	$0.80	$2.15	$2.95	$546
Second quarter	0.80	0.03	0.83	151
Third quarter	0.84	—	0.84	151
Fourth quarter	0.84	2.53	3.37	607
Total year-to-date	$3.28	$4.71	$7.99	$1,455

2022
First quarter	$0.60	$—	$0.60	$108
Second quarter	0.70	2.35	3.05	548
Third quarter	0.75	2.30	3.05	532
Fourth quarter	0.75	1.51	2.26	400
Total year-to-date	$2.80	$6.16	$8.96	$1,588

Viper’s Common Stock Repurchase Program

Viper’s board of directors has currently approved a common stock repurchase program to acquire up to $750 million of Viper’s outstanding Class A common stock, excluding excise tax, over an indefinite period of time. During the year ended December 31, 2024 Viper had no repurchases under its repurchase program. During the years ended December 31, 2023 and 2022, Viper repurchased approximately $95 million, and $151 million under its repurchase program. As of December 31, 2024, $434 million remains available Viper’s common stock repurchase program, excluding excise tax.

Dividends to Non-Controlling Interest

During the years ended December 31, 2024, 2023 and 2022, Viper paid $227 million, $129 million, and $182 million of distributions and dividends to its public shareholders, excluding Diamondback, in accordance with the dividend policy approved by its board of directors. Prior to the Rattler Merger, Rattler made $35 million of distributions to its common unitholders during the year ended December 31, 2022 in accordance with the distribution policy approved by its board of directors. These dividends are reflected under the caption “Dividends/distributions to non-controlling interest” on the Company’s consolidated statement of stockholders’ equity and consolidated statements of cash flows.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Earnings (Loss) Per Share

The Company’s basic earnings (loss) per share amounts have been computed using the two-class method. The two-class method is an earnings allocation proportional to the respective ownership among holders of common stock and participating securities. Basic earnings (loss) per share amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share include the effect of potentially dilutive shares outstanding for the period. Additionally, the per share earnings of Viper and Rattler prior to the Effective Date of the Rattler Merger are included in the consolidated earnings per share computation based on the consolidated group’s holdings of the subsidiaries.

A reconciliation of the components of basic and diluted earnings (loss) per common share is presented below:

	Year Ended December 31,
	2024	2023	2022
	(In millions, except per share amounts)
Net income (loss) attributable to common shares	$3,338	$3,143	$4,386
Less: distributed and undistributed earnings allocated to participating securities(1)	21	22	42
Net income (loss) attributable to common stockholders	$3,317	$3,121	$4,344
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	213,545	179,999	176,539
Effect of dilutive securities:
Weighted-average potential common shares issuable	—	—	—
Diluted weighted average common shares outstanding	213,545	179,999	176,539
Basic net income (loss) attributable to common shares	$15.53	$17.34	$24.61
Diluted net income (loss) attributable to common shares	$15.53	$17.34	$24.61
(1)    Unvested restricted stock awards and performance stock awards that contain nonforfeitable distribution equivalent rights are considered participating securities and therefore are included in the earnings per share calculation pursuant to the two-class method.

11.    EQUITY-BASED COMPENSATION

Under the equity incentive plan (the “Equity Plan”), approved by the board of directors, the Company is authorized to issue up to 11.80 million shares of incentive and non-statutory stock options, restricted stock awards and restricted stock units, performance awards and stock appreciation rights to eligible employees. The Company currently has outstanding restricted stock units and performance-based restricted stock units under the Equity Plan. At December 31, 2024, approximately 4.65 million shares of common stock remain available for future grants under the Equity Plan. The Company classifies its restricted stock units and performance-based restricted stock units as equity-based awards and estimates the fair values of restricted stock awards and units as the closing price of the Company’s common stock on the grant date of the award, which is expensed over the applicable vesting period.

In addition to the Equity Plan, Viper maintains its own long-term incentive plan, which is not significant to the Company.

The following table presents the financial statement impacts of equity compensation plans and related costs on the Company’s financial statements:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
General and administrative expenses	$65	$54	$55
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	$30	$26	$21

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Restricted Stock Units

The following table presents the Company’s restricted stock unit activity during the year ended December 31, 2024 under the Equity Plan:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2023	751,196	$132.29
Granted	368,390	$179.64
Vested	(436,343)	$129.85
Forfeited	(37,835)	$151.39
Unvested at December 31, 2024	645,408	$159.84

The aggregate grant date fair value of restricted stock units that vested during the years ended December 31, 2024, 2023 and 2022 was $57 million, $48 million and $41 million, respectively. As of December 31, 2024, the Company’s unrecognized compensation cost related to unvested restricted stock units was $78 million, which is expected to be recognized over a weighted-average period of 2.0 years.

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

In March 2022, eligible employees received performance restricted stock unit awards totaling 126,905 units from which a minimum of 0% and a maximum of 200% units could be awarded based upon the TSR during the three-year performance period of January 1, 2022 to December 31, 2024. These awards cliff vested at 250% on December 31, 2024 based upon the results of the TSR during the performance period, which was further adjusted by a TSR modifier.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table presents a summary of the grant-date fair values of performance restricted stock units granted and the related assumptions for the awards granted during the periods presented:

	March 2024	September 2024	March 2023	July 2023	2022
Grant-date fair value	$341.38	$337.23	$259.52	$222.09	$237.13
Risk-free rate	4.38%	3.54%	4.64%	4.70%	1.44%
Company volatility	41.40%	34.40%	46.90%	47.20%	72.10%

The following table presents the Company’s performance restricted stock unit activity under the Equity Plan for the year ended December 31, 2024:

	Performance Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2023	278,056	$234.80
Granted	293,081	$341.14
Vested	(292,235)	$114.12
Unvested at December 31, 2024(1)	278,902	$278.72
(1)A maximum of 647,818 units could be awarded based upon the Company’s final TSR ranking.

As of December 31, 2024, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $41 million, which is expected to be recognized over a weighted-average period of 1.8 years.

12.    INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company is subject to corporate income taxes and the Texas margin tax. The Company and its subsidiaries, other than Viper, Viper LLC and other certain subsidiaries classified as partnerships for U.S. federal income tax purposes, file a U.S. federal corporate income tax return on a consolidated basis. Viper’s provision for income taxes is included in the Company’s consolidated income tax provision and, to the extent applicable, in net income attributable to the non-controlling interest.

Subsequent to the Effective Date of the Rattler Merger, Rattler is a member of the group filing consolidated income tax returns with Diamondback Energy, Inc. and its subsidiaries. As such, Rattler’s current and deferred income taxes continue to be included in the Company’s consolidated income tax expense from continuing operations.

The Company’s effective income tax rates were 17.8%, 21.5% and 20.5% for the years ended December 31, 2024, 2023 and 2022, respectively. Total income tax expense for the year ended December 31, 2024 differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income primarily due to (i) the impact of removing the valuation allowance against Viper, (ii) state income taxes, net of federal benefit, and (iii) other permanent differences between book and taxable income for the year ended December 31, 2024. Total income tax expense for the year ended December 31, 2023 differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income for the period primarily due to state income taxes, net of federal benefit, partially offset by the impact of permanent differences between book and taxable income and tax benefit resulting from a reduction in the valuation allowance on Viper’s deferred tax assets for the year ended December 31, 2023. Total income tax expense for the year ended December 31, 2022 differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income for the period primarily due to (i) state income taxes, net of federal benefit, partially offset by (ii) the impact of permanent differences between book and taxable income and (iii) tax benefit resulting from a reduction in the valuation allowance on Viper’s and QEP’s deferred tax assets for the year ended December 31, 2022.

In connection with the closing of the Endeavor Acquisition, the Company assumed approximately $261 million of taxes payable and recognized a $7.2 billion deferred tax liability.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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

The components of the Company’s consolidated provision for income taxes from continuing operations for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Current income tax provision (benefit):
Federal	$752	$505	$421
State	33	29	33
Total current income tax provision (benefit)	785	534	454
Deferred income tax provision (benefit):
Federal	10	370	706
State	5	8	14
Total deferred income tax provision (benefit)	15	378	720
Total provision for (benefit from) income taxes	$800	$912	$1,174

A reconciliation of the statutory federal income tax amount from continuing operations to the recorded expense is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Income tax expense (benefit) at the federal statutory rate (21%)	$945	$892	$1,205
State income tax expense, net of federal tax effect	30	31	42
Non-deductible compensation	9	8	10
Change in valuation allowance	(156)	(7)	(71)
Other, net	(28)	(12)	(12)
Provision for (benefit from) income taxes	$800	$912	$1,174

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
	(In millions)
Deferred tax assets:
Net operating loss and other carryforwards	$225	$236
Derivative instruments	—	22
Viper's investment in Viper LLC	185	170
Other	75	28
Deferred tax assets	485	456
Valuation allowance	(119)	(233)
Deferred tax assets, net of valuation allowance	366	223
Deferred tax liabilities:
Oil and natural gas properties and equipment	9,850	2,463
Midstream investments	140	162
Other	29	2
Total deferred tax liabilities	10,019	2,627
Net deferred tax liabilities	$9,653	$2,404

The Company had net deferred tax liabilities of approximately $9.7 billion and $2.4 billion at December 31, 2024 and 2023, respectively.

At December 31, 2024, the Company had approximately $332 million of federal NOLs and $4 million of federal tax credits expiring in 2037 and $206 million of federal NOLs with an indefinite carryforward life, including NOLs acquired from QEP. The Company principally operates in the state of Texas and is subject to Texas Margin Tax, which currently does not include an NOL carryover provision. The Company’s federal tax attributes, including those acquired from QEP and Rattler, are subject to an annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), which relates to tax attribute limitations upon the 50% or greater change of ownership of an entity during any three-year look back period. Other than as described below regarding realization of tax attributes acquired from QEP, the Company believes that the application of Section 382 of the Code will not have an adverse effect on future usage of the Company’s NOLs and credits.

On August 24, 2022, the Company completed the Rattler Merger. Management assessed the likelihood that the federal net operating losses and other tax attributes acquired from Rattler will be utilized, taking into consideration Rattler’s inclusion in consolidated income tax returns with Diamondback, and the annual limitation on utilization of tax attributes following Rattler’s ownership change pursuant to Section 382 of the Code. As a result of the assessment, including consideration of all available positive and negative evidence, management determined that it continues to be more likely than not that Rattler will realize its deferred tax assets as of December 31, 2024.

As of December 31, 2024, the Company had a valuation allowance of $11 million related to federal NOL and credit carryforwards acquired from QEP which are estimated not more likely than not to be realized prior to expiration. In addition, the Company had a valuation allowance of $108 million primarily related to certain state NOL carryforwards which the Company does not believe are realizable as it does not anticipate significant future operations in those states and fully released Viper’s remaining valuation allowance, as discussed further below. Management’s assessment at each balance sheet date included consideration of all available positive and negative evidence including the anticipated timing of reversal of deferred tax liabilities and the limitations imposed by Section 382 of the Code on certain of the Company’s NOLs and other carryforwards. Management believes that the balance of the Company’s NOLs is realizable to the extent of future taxable income primarily related to the excess of book carrying value of properties over their respective tax bases. As of December 31, 2024, management determined that it is more likely than not that the Company will realize its remaining deferred tax assets.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

At December 31, 2024, the Company’s net deferred tax liabilities include deferred tax assets of approximately $185 million related to Viper’s investment in Viper LLC. Deferred taxes are provided on the difference between Viper’s basis for financial accounting purposes and basis for federal income tax purposes in its investment in Viper LLC.

As of December 31, 2024, Viper released its remaining valuation allowance of approximately $156 million as a result of management’s assessment of the realizability of future taxable income. During the years ended December 31, 2023 and 2022, Viper recognized deferred income tax benefits of $7 million and $50 million, respectively, related to a partial release in its beginning-of-the year valuation allowance, based on a change in judgment about the realizability of its deferred tax assets. Management’s assessment of all available evidence, both positive and negative, supporting realizability of Viper’s deferred tax assets as required by applicable accounting standards, resulted in recognition of tax benefit for the portion of Viper’s deferred tax assets considered more likely than not to be realized. The positive evidence assessed included recent cumulative income due in part to higher commodity prices remaining consistently high, acquisitions of additional oil and natural gas properties and an expectation of future taxable income based upon recent actual and forecasted production volumes and prices.

The following table sets forth changes in the Company’s unrecognized tax benefits:

	December 31,
	2024	2023	2022
	(In millions)
Balance at beginning of year	$—	$7	$7
Decrease resulting from expiration of statute	—	(7)	—
Balance at end of year	—	—	7
Less: Effects of temporary items	—	—	(4)
Total that, if recognized, would impact the effective income tax rate as of the end of the year	$—	$—	$3

The Company recognizes the tax benefit from a tax position only if it is more likely than not that it will be sustained upon examination by the taxing authorities, based upon the technical merits of the position. The Company’s federal and state income tax returns for the years ended December 31, 2021 through December 31, 2023 remain open for all purposes of examination by the IRS and major state taxing jurisdictions. However, certain earlier tax years remain open for adjustment to the extent of their NOL carryforwards available for future utilization. It is reasonably possible that significant changes to the reserve for uncertain tax positions may occur as a result of various audits and the expiration of the statute of limitations. Although the timing and outcome of tax examinations is highly uncertain, the Company does not expect the change in unrecognized tax benefit within the next 12 months would have a material impact to the financial statements.

The Company recognizes interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. During the year ended December 31, 2024, there was no interest associated with uncertain tax positions recognized in the Company’s consolidated financial statements. During the years ended December 31, 2023 and 2022, there was an insignificant amount of interest associated with uncertain tax positions recognized in the Company’s consolidated financial statements. During the years ended December 31, 2024, 2023 and 2022, there were no penalties related to each period associated with uncertain tax positions recognized in the Company’s consolidated financial statements.

13.    DERIVATIVES

At December 31, 2024, the Company has commodity derivative contracts and interest rate swaps outstanding. All derivative financial instruments are recorded at fair value.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

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

As of December 31, 2024, the Company had the following outstanding commodity derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed:

					Swaps	Collars
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Weighted Average Differential	Weighted Average Floor Price	Weighted Average Ceiling Price
OIL
Jan. - Mar.	2025	Basis Swap(1)	64,000	Argus WTI Midland	$1.09	$—	$—
Jan. - Mar.	2025	Costless Collar	13,000	WTI Cushing	$—	$60.00	$89.55
Apr. - Dec.	2025	Basis Swap(1)	51,000	Argus WTI Midland	$1.07	$—	$—
NATURAL GAS
Jan. - Mar.	2025	Costless Collar	750,000	Henry Hub	$—	$2.52	$5.26
Jan. - Mar.	2025	Basis Swap(1)	670,000	Waha Hub	$(0.82)	$—	$—
Apr. - Dec.	2025	Costless Collar	690,000	Henry Hub	$—	$2.49	$5.28
Apr. - Dec.	2025	Basis Swap(1)	610,000	Waha Hub	$(0.84)	$—	$—
Jan. - Dec.	2026	Costless Collar	320,000	Henry Hub	$—	$2.50	$6.21
Jan. - Dec.	2026	Basis Swap(1)	30,000	Waha Hub	$(1.29)	$—	$—
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

Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Strike Price	Deferred Premium
OIL
Jan. - Mar.	2025	Put	52,000	Brent	$60.00	$1.48
Jan. - Mar.	2025	Put	83,000	Argus WTI Houston	$55.84	$1.59
Jan. - Mar.	2025	Put	142,000	WTI Cushing	$56.58	$1.59
Apr. - Jun.	2025	Put	43,000	Brent	$58.84	$1.52
Apr. - Jun.	2025	Put	81,000	Argus WTI Houston	$55.12	$1.59
Apr. - Jun.	2025	Put	113,000	WTI Cushing	$55.71	$1.57
Jul. - Sep.	2025	Put	20,000	Brent	$57.50	$1.61
Jul. - Sep.	2025	Put	67,000	Argus WTI Houston	$55.00	$1.61
Jul. - Sep.	2025	Put	42,000	WTI Cushing	$55.00	$1.54
Oct. - Dec.	2025	Put	5,000	Brent	$55.00	$1.83
Oct. - Dec.	2025	Put	30,000	Argus WTI Houston	$55.00	$1.64

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Interest Rate Swaps and Treasury Locks

Interest Rate Swaps

The Company had two receive-fixed, pay variable interest rate swap agreements for notional amounts of $600 million, which were designated as fair value hedges of the Company’s $1.2 billion 3.50% fixed rate senior notes due 2029 (the “2029 Notes”) at inception. During the third quarter of 2024, the Company terminated and settled $300 million of the notional amount of one interest rate swap for a loss of $37 million recognized in the caption “Gain (loss) on derivative instruments, net” on the consolidated statement of operations for the year ended December 31, 2024. As a result of the partial termination, the Company has remaining interest rate swap agreements for a notional amount of $900 million at December 31, 2024. The Company receives a fixed 3.50% rate of interest on these swaps. Effective on May 28, 2023, the variable rate of interest the Company pays on these swaps was reset from three month LIBOR to three month SOFR plus 2.1865%.

The interest rate swaps were designated as fair value hedges at inception. In the second quarter of 2022, the Company elected to fully dedesignate these interest rate swaps and hedge accounting was discontinued. The cumulative fair value basis adjustment recorded on the 2029 Notes at the time of dedesignation totaled $135 million. This basis adjustment is being amortized to interest expense over the remaining term of the 2029 Notes utilizing the effective interest method. See Note 9—Debt for further details. The dedesignated interest rate swaps are considered economic hedges of the Company’s fixed-rate debt. As such, changes in the fair value of the interest rate swaps after the date of dedesignation have been recorded in earnings under the caption “Gain (loss) on derivative instruments, net” in the consolidated statements of operations.

Treasury Locks

During the second quarter of 2024, the Company entered into certain treasury lock contracts to reduce the forecasted interest rate risk associated with the issuance of the April 2024 Notes. The treasury locks were terminated and settled upon issuance of the April 2024 Notes with a loss of $25 million recognized in the caption “Gain (loss) on derivative instruments, net” on the consolidated statement of operations for the year ended December 31, 2024.

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

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the consolidated statements of operations:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Gain (loss) on derivative instruments, net:
Commodity contracts	$210	$(239)	$(528)
Interest rate swaps	(45)	(20)	(58)
2026 WTI Contingent Liability	(3)	—	—
Treasury locks	(25)	—	—
Total	$137	$(259)	$(586)

Net cash received (paid) on settlements:
Commodity contracts(2)	$57	$(61)	$(849)
Interest rate swaps(1)	(83)	(49)	(1)
Treasury locks	(25)	—	—
Total	$(51)	$(110)	$(850)

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

(1)The year ended December 31, 2024 includes cash paid on interest rate swaps terminated prior to their contractual maturity of $37 million.
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

See Note 4—Acquisitions and Divestitures and Note 5—Endeavor Energy Resources, LP Acquisition for discussion of the fair values of proved oil and natural gas properties assumed in business combinations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Certain assets and liabilities are reported at fair value on a recurring basis, including the Company’s commodity derivative instruments, interest rate swaps, and investments in the common stock of other entities. The fair values of the Company’s commodity derivative contracts are measured internally using established commodity futures price strips for the underlying commodity provided by a reputable third party, the contracted notional volumes, and time to maturity. The fair values of the Company’s interest rate swaps are determined based on inputs that are readily available in public markets, are determined based on inputs readily available in public markets, can be derived from information available in publicly quoted markets, or are provided by financial institutions that trade these contracts. These valuations are Level 2 inputs. The fair value of interest rate swaps is recorded as an asset or liability on the consolidated balance sheets. The net amounts of derivative instruments are classified as current or noncurrent based on their anticipated settlement dates. The Company has an immaterial investment in the Class A common stock of Verde Clean Fuels, Inc. The Company elected the fair value option for measuring the fair value of this equity investment. The investment is reported at fair value using observable, quoted stock prices and is included in “Other assets” on the Company’s consolidated balance sheet at December 31, 2024.

Viper LLC has an immaterial contingent liability that is reported at fair value using observable market data inputs and a Monte Carlo pricing model, which are considered Level 2 inputs within the fair value hierarchy. The 2026 WTI Contingent Liability is recorded in “Other long-term liabilities” on the Company’s consolidated balance sheets at December 31, 2024, with the change in fair value being recognized in “Gain (loss) on derivative instruments, net” on the Company’s consolidated statements of operations for the year ended December 31, 2024.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table provides (i) fair value measurement information for financial assets and liabilities measured at fair value on a recurring basis, (ii) the gross amounts of recognized derivative assets and liabilities, (iii) the amounts offset under master netting arrangements with counterparties, and (iv) the resulting net amounts presented under the captions “Derivative instruments” in the Company’s consolidated balance sheets as of December 31, 2024 and December 31, 2023:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Derivative instruments:
Commodity derivative instruments	$—	$274	$—	$274	$(106)	$168
Non-current assets- Derivative instruments:
Commodity derivative instruments	$—	$19	$—	$19	$(17)	$2
Non-current assets- Other assets:
Investment	$8	$—	$—	$8	$—	$8
Liabilities:
Current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$121	$—	$121	$(106)	$15
Interest rate swaps	$—	$28	$—	$28	$—	$28
Non-current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$27	$—	$27	$(17)	$10
Interest rate swaps	$—	$96	$—	$96	$—	$96
Non-current liabilities- Other long-term liabilities:
2026 WTI Contingent Liability	$—	$30	$—	$30	$—	$30

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Derivative instruments:
Commodity derivative instruments	$—	$88	$—	$88	$(71)	$17
Non-current assets- Derivative instruments:
Commodity derivative instruments	$—	$8	$—	$8	$(7)	$1
Non-current assets- Other assets:
Investment	$5	$—	$—	$5	$—	$5
Liabilities:
Current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$111	$—	$111	$(71)	$40
Interest rate swaps	$—	$46	$—	$46	$—	$46
Non-current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$12	$—	$12	$(7)	$5
Interest rate swaps	$—	$117	$—	$117	$—	$117

Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the consolidated balance sheets:

	December 31, 2024		December 31, 2023
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
(In millions)
Debt	$12,975	$12,564	$6,641	$6,507

The fair values of the Company’s credit agreement and Viper LLC’s credit agreement approximate their carrying values based on borrowing rates available to the Company for bank loans with similar terms and maturities and are classified as Level 2 in the fair value hierarchy. The fair values of the outstanding notes were determined using the quoted market prices at each period end, a Level 1 classification in the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in certain circumstances. These assets and liabilities can include those acquired in a business combination, inventory, proved and unproved oil and natural gas properties, equity method investments, asset retirement obligations and other long-lived assets that are written down to fair value when they are impaired or held for sale. Refer to Note 4—Acquisitions and Divestitures, Note 5—Endeavor Energy Resources, LP Acquisition and Note 6—Property and Equipment for additional discussion of nonrecurring fair value adjustments.

Fair Value of Financial Assets

The carrying amount of cash and cash equivalents, receivables, prepaid expenses, other current assets, payables, other accrued liabilities and funds held in escrow approximate their fair value because of the short-term nature of the instruments.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

15.    SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$(269)	$(146)	$(135)
Cash (paid) received for income taxes, net	$(605)	$(352)	$(718)
Supplemental disclosure of non-cash transactions:
Accrued capital expenditures included in accounts payable and accrued expenses	$787	$618	$520
Capitalized stock-based compensation	$30	$26	$21
Common shares issued for acquisitions	$20,110	$633	$1,220
Viper LLC's units issued for acquisition	$468	$—	$—
Assets contributed in exchange for ownership interest in an equity method investment	$—	$126	$—
Asset retirement obligations acquired	$278	$8	$19

Non-cash investing activities for the year ended December 31, 2024 include additions of $1.0 billion as a result of the TRP Exchange. See Note 4—Acquisitions and Divestitures for further discussion of the TRP Exchange.

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

Commitments

The following is a schedule of minimum future payments with commitments that have initial or remaining noncancellable terms in excess of one year as of December 31, 2024:

Year Ending December 31,	Transportation Commitments(1)(2)	Electrical Fracturing Fleet(3)	Sand Supply Agreement(4)	Produced Water Disposal Commitments(5)	Electrical Power Agreements(6)
	(In millions)
2025	$209	$74	$41	$4	$99
2026	232	50	23	4	77
2027	278	50	2	3	67
2028	268	25	—	4	37
2029	267	—	—	4	35
Thereafter	1,585	—	—	18	50
Total	$2,839	$199	$66	$37	$365

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

(1)Total costs incurred under take-or-pay and throughput obligations were approximately $337 million, $266 million and $249 million in 2024, 2023 and 2022, respectively.
(2)The Company has committed to transport gross quantities of crude oil and natural gas on various pipelines under a variety of contracts including throughput and take-or-pay agreements. The Company’s failure to purchase the minimum level of quantities would require it to pay shortfall fees up to the amount of the original monthly commitment amounts included in the table above.
(3)In 2022, the Company entered into commitments for three years for the Company’s electric fracturing fleet and related power generating services. Subsequently, certain commitments have been extended.
(4)The Company has committed to purchase minimum quantities of sand for use in its drilling operations. Our failure to purchase the minimum level of quantities would require us to pay shortfall fees up to the commitment amounts included in the table above.
(5)The Company has a minimum volume commitment to purchase produced water disposal services under a 14 year agreement which began in 2021.
(6)The Company has fixed price contracts with various suppliers for the purchase of electrical power through 2032.

At December 31, 2024, the Company’s delivery commitments covered the following gross volumes of oil:

Year Ending December 31,	Oil Volume Commitments (Bbl/d)
2025	175,000
2026	150,000
2027	150,000
2028	50,000
2029	50,000
Thereafter	100,000
Total	675,000

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

17.    SUBSEQUENT EVENTS

Fourth Quarter 2024 Dividend Declaration

On February 21, 2025, the board of directors of the Company approved an increase in the Company’s annual base dividend to $4.00 per share of common stock and declared a cash base dividend for the fourth quarter of 2024 of $1.00 per share of common stock, payable on March 13, 2025 to its stockholders of record at the close of business on March 6, 2025. Future base and variable dividends are at the discretion of the board of directors of the Company.

Pending Double Eagle Acquisition

On February 14, 2025, the Company entered into a definitive securities purchase agreement with Double Eagle IV Midco, LCC (“Double Eagle”), to acquire all of the issued and outstanding interests of DE Permian, LLC, DE IV Combo, LLC, and DE IV Operating, LLC, each of which are wholly owned subsidiaries of Double Eagle (the “Double Eagle Acquisition”) for consideration of $3.0 billion in cash and approximately 6.9 million shares of the Company’s common stock, subject to customary adjustments. The pending Double Eagle Acquisition consists of approximately 67,700 gross (40,000 net) acres, which are primarily located in the Midland Basin, and approximately 407 gross (342 net) horizontal locations in primary development targets. The Company intends to fund the cash portion of the pending Double Eagle Acquisition through a combination of cash on hand, borrowings under the Company’s credit facility or proceeds from term loans and senior notes offerings. The pending Double Eagle Acquisition is expected to close in the second quarter of 2025, subject to the satisfaction of customary closing conditions and regulatory approval.

Viper 2025 Equity Offering

On February 3, 2025, Viper completed an underwritten public offering of approximately 28.34 million shares of Viper’s Class A common stock, which included 3.70 million shares issued pursuant to an option to purchase additional shares of Viper’s Class A common stock granted to the underwriters, at a price to the public of $44.50 per share for total net proceeds of approximately $1.2 billion, after the underwriters’ discount and transaction costs (the “Viper 2025 Equity Offering”). The net proceeds will be used to fund a portion of the cash consideration for the pending 2025 Drop Down (defined below), if it closes.

Pending 2025 Drop Down Transaction

On January 30, 2025, Endeavor Energy Resources, LP (“EER LP”) and 1979 Royalties, LP and 1979 Royalties GP, LLC (collectively, the “Endeavor Subsidiaries”), each of which is a subsidiary of the Company, entered into a definitive equity purchase agreement with Viper and Viper LLC to divest the Endeavor Subsidiaries from EER LP to Viper in exchange for consideration consisting of (i) $1.0 billion in cash and (ii) the issuance of 69.63 million Viper LLC units and an equivalent number of shares of Viper’s Class B common stock (collectively, the “Equity Issuance”), in each case subject to customary closing adjustments, including, among other things, for net title benefits (such transaction, the “2025 Drop Down”). The pending 2025 Drop Down is expected to close in the second quarter of 2025, subject to (i) the approval of the pending 2025 Drop Down by Viper’s stockholders at the special meeting of Viper’s stockholders during the second quarter of 2025, excluding the shares beneficially owned by the Company and its subsidiaries, (ii) regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and (iii) the satisfaction or waiver of certain customary closing conditions. Additionally, the Equity Issuance is subject to the approval by a majority of the total votes cast at the special meeting on such proposal, as required by the rules of the Nasdaq Stock Market LLC. Viper expects to fund the cash consideration for the pending 2025 Drop Down with the net proceeds from the Viper 2025 Equity Offering. The pending 2025 Drop Down will be accounted for as a transaction between entities under common control.

EER LP can exchange some or all of the Viper LLC units received together with one share of Viper’s Class B common stock for an equal number of shares of Viper’s Class A common stock. The mineral and royalty interests owned by Endeavor Subsidiaries being divested in the pending 2025 Drop Down represent approximately 22,847 net royalty acres in the Permian Basin, 69% of which are operated by the Company, and have an average net royalty interest of approximately 2.8% and current oil production of approximately 17,097 BO/d (the “Endeavor Mineral and Royalty Interests”). The Endeavor Mineral and Royalty Interests include interests in horizontal wells comprised of 6,055 gross proved developed production wells (of which approximately 29% are operated by the Company), 116 gross completed wells and 394 gross drilled but uncompleted wells, all of which are principally concentrated in the Midland Basin, with the balance located primarily in the Delaware and Williston Basins.

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

18.    SEGMENT INFORMATION

As of December 31, 2024, the Company is managed on a consolidated basis as one operating segment and one reportable segment: the upstream segment, which is engaged in the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves primarily in the Permian Basin in West Texas. This singular operating and reportable segment is comprised of (i) the Company and its wholly-owned subsidiaries and (ii) Viper and its consolidated subsidiaries, which have been aggregated due to the similarity in their economic characteristics, products and services, processes, type of customers, method of distribution for their products and the regulatory environment in which they operate. The upstream segment derives its revenue from customers through the sale of oil and natural gas products as well as other immaterial service contracts. See Note 3—Revenue from Contracts with Customers for further discussion of the Company’s sources of revenue.

The Company’s CODM is a senior executive committee that is comprised of the Chief Operating Officer, Chief Financial Officer, and Chief Executive Officer. The CODM uses the Company’s consolidated financial results to make key operating decisions, assess performance and to allocate resources. The measures of segment profit or loss and total assets utilized by the CODM are net income and total assets as reported on the consolidated statements of operations and the consolidated balance sheets, respectively. The significant expense categories, their amounts and other segment items that are regularly provided to the CODM are those that are reported in the Company’s consolidated statements of operations as well as interest income and interest expense in Note 9—Debt.

The CODM uses consolidated net income as a measure of profitability to evaluate segment performance and to make capital allocation decisions such as reinvestment in the business or return of capital through the payment of base and variable dividends or repurchases under the share repurchase program.

19.    SUPPLEMENTAL INFORMATION ON OIL AND NATURAL GAS OPERATIONS (UNAUDITED)

The Company’s oil and natural gas reserves are attributable solely to properties within the United States.

Capitalized oil and natural gas costs

Aggregate capitalized costs related to oil and natural gas production activities with applicable accumulated depreciation, depletion, amortization and impairment are as follows:

	December 31,
	2024	2023
	(In millions)
Oil and natural gas properties:
Proved properties	$59,574	$33,771
Unproved properties	22,666	8,659
Total oil and natural gas properties	82,240	42,430
Accumulated depletion	(11,083)	(8,333)
Accumulated impairment	(7,954)	(7,954)
Net oil and natural gas properties capitalized	$63,203	$26,143

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Costs incurred in oil and natural gas activities

Costs incurred in oil and natural gas property acquisition, exploration and development activities are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Acquisition costs:
Proved properties	$21,275	$1,314	$778
Unproved properties	15,568	1,701	1,536
Development costs	2,992	1,962	566
Exploration costs	194	768	1,698
Total	$40,029	$5,745	$4,578

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

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Oil, natural gas and natural gas liquid sales	$10,100	$8,228	$9,566
Production costs	(2,280)	(1,684)	(1,521)
Depreciation, depletion, amortization and accretion	(2,781)	(1,684)	(1,264)
Income tax benefit (expense)	(1,025)	(1,000)	(1,437)
Results of operations	$4,014	$3,860	$5,344

Oil and Natural Gas Reserves

Proved oil and natural gas reserve estimates and their associated future net cash flows were prepared by the Company’s internal reservoir engineers and audited by Ryder Scott, independent petroleum engineers, as of December 31, 2024, 2023 and 2022. Proved reserves were estimated in accordance with guidelines established by the SEC, which require that reserve estimates be prepared under existing economic and operating conditions based upon SEC Prices for the periods ending December 31, 2024, 2023 and 2022, respectively. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent the net revenue interest in the Company’s properties, all of which are located within the continental United States. Although the Company believes these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

The following table presents changes in the Company’s estimated proved reserves (including those attributable to Viper). As of December 31, 2024, none of the Company’s total proved reserves were classified as proved developed non-producing.

	Oil (MBbls)	Natural Gas (MMcf)	Natural Gas Liquids (MBbls)	Total (MBOE)(1)
Proved Developed and Undeveloped Reserves:
As of December 31, 2021	928,289	2,585,807	429,734	1,788,991
Extensions and discoveries	201,326	386,987	68,671	334,495
Revisions of previous estimates	(10,483)	2,827	3,228	(6,784)
Purchase of reserves in place	38,683	82,287	15,645	68,043
Divestitures	(6,691)	(12,671)	(2,079)	(10,882)
Production	(81,616)	(176,376)	(29,880)	(140,892)
As of December 31, 2022	1,069,508	2,868,861	485,319	2,032,971
Extensions and discoveries	206,562	424,881	78,498	355,874
Revisions of previous estimates	(56,482)	(47,697)	9,962	(54,470)
Purchase of reserves in place	41,790	79,507	15,440	70,481
Divestitures	(21,258)	(130,013)	(20,755)	(63,682)
Production	(96,176)	(198,117)	(34,217)	(163,413)
As of December 31, 2023	1,143,944	2,997,422	534,247	2,177,761
Extensions and discoveries	168,375	310,421	58,696	278,808
Revisions of previous estimates	(78,142)	(158,468)	(24,518)	(129,071)
Purchase of reserves in place	697,702	2,391,264	473,236	1,569,482
Divestitures	(47,505)	(240,044)	(33,080)	(120,592)
Production	(123,325)	(275,680)	(49,700)	(218,972)
As of December 31, 2024	1,761,049	5,024,915	958,881	3,557,416

Proved Developed Reserves:
December 31, 2021	620,474	1,770,688	285,513	1,201,102
December 31, 2022	699,513	2,122,782	350,243	1,403,553
December 31, 2023	744,103	2,203,563	385,167	1,496,530
December 31, 2024	1,120,824	3,559,748	670,683	2,384,798

Proved Undeveloped Reserves:
December 31, 2021	307,815	815,119	144,221	587,889
December 31, 2022	369,995	746,079	135,076	629,418
December 31, 2023	399,841	793,859	149,080	681,231
December 31, 2024	640,225	1,465,167	288,198	1,172,618
(1) Includes total proved reserves of 107,730 MBOE, 78,870 MBOE, 65,516 MBOE and 58,828 MBOE as of December 31, 2024, 2023, 2022 and 2021, respectively, attributable to a non-controlling interest in Viper.

Revisions represent changes in previous reserves estimates, either upward or downward, resulting from new information normally obtained from development drilling and production history or resulting from a change in economic factors, such as commodity prices, operating costs or development costs.

During the year ended December 31, 2024, the Company’s extensions and discoveries of 278,808 MBOE resulted primarily from the drilling of 1,172 new wells in which the Company has an interest, including 862 wells in which the Company owns only a mineral interest through Viper, and from 445 new proved undeveloped locations added. Viper royalty interests accounted for 9% of the extension volumes. The Company’s downward revisions of previous estimates of 129,071 MBOE were primarily attributable to negative revisions of (i) 88,915 MBOE associated with lower commodity prices and (ii)

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

49,311 MBOE due to downgrades related to changes in the corporate development plan, and (iii) 16,586 MBOE due to a decline in performance. These were partially offset by positive revisions of 25,743 MBOE primarily due to positive ownership and acquisition variance revisions. Purchases of 1,569,482 MBOE consisted of 1,554,541 MBOE attributable largely to the Endeavor Acquisition and 14,941 MBOE of Viper royalty purchases. Divestitures of 120,592 MBOE related primarily to non-core Midland Basin assets.

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

Proved Undeveloped Reserves (PUDs)

At December 31, 2024, the Company’s estimated PUD reserves were approximately 1,172,618 MBOE, a 491,387 MBOE increase over the reserve estimate at December 31, 2023 of 681,231 MBOE. The following table includes the changes in PUD reserves for 2024 (MBOE):

Beginning proved undeveloped reserves at December 31, 2023	681,231
Undeveloped reserves transferred to developed	(305,616)
Revisions	(50,767)
Purchases	633,382
Divestitures	(11,017)
Extensions and discoveries	225,405
Ending proved undeveloped reserves at December 31, 2024	1,172,618

The increase in proved undeveloped reserves was primarily attributable to extensions of 215,557 MBOE from 445 gross (409 net) wells in which the Company has a working interest and 9,848 MBOE from 447 gross wells in which Viper owns royalty interests. Of the 445 gross working interest wells, 426 were in the Midland Basin and 19 were in the Delaware Basin. Transfers of 305,616 MBOE from undeveloped to developed reserves were the result of drilling or participating in 290 gross (270 net) horizontal wells in which the Company has a working interest and 222 gross wells in which the Company also has a royalty interest or mineral interest through Viper. Downward revisions of 50,767 MBOE were primarily the result of negative revisions of 37,218 MBOE due to downgrades related to changes in the corporate development plan, and negative revisions of 13,549 MBOE attributable to lower commodity prices. Purchases of 633,382 MBOE consisted of 628,469 MBOE primarily from the Endeavor Acquisition and 4,913 MBOE from the Viper Tumbleweed Acquisitions and other insignificant royalty interest purchases.

During 2024, approximately $3.0 billion in capital expenditures went toward the development of proved undeveloped reserves, which includes drilling, completion and other facility costs associated with developing proved undeveloped wells. Estimated future development costs relating to the development of PUDs are projected to be approximately $2.1 billion in 2025, $2.3 billion in 2026, $1.3 billion in 2027 and $1.2 billion in 2028. Since our formation in

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

2011, our average drilling costs and drilling times have been reduced, and we believe we will continue to realize cost savings and experience lower relative drilling and completion costs as we convert PUDs into proved developed reserves in upcoming years.

With our current development plan, we expect to continue our strong PUD conversion ratio in 2025 by converting an estimated 33% of our PUDs to a proved developed category and developing approximately 78% of the consolidated 2024 year-end PUD reserves by the end of 2027. As of December 31, 2024, all of our proved undeveloped reserves are scheduled to be developed within five years from the date they were initially recorded.

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

The following table sets forth the standardized measure of discounted future net cash flows attributable to the Company’s proved oil and natural gas reserves as of December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023	2022
	(In millions)
Future cash inflows	$157,944	$106,418	$137,051
Future development costs(1)	(9,992)	(6,400)	(6,176)
Future production costs	(44,097)	(25,656)	(25,295)
Future production taxes	(10,975)	(7,434)	(9,927)
Future income tax expenses	(16,115)	(11,067)	(17,563)
Future net cash flows	76,765	55,861	78,090
10% discount to reflect timing of cash flows	(36,932)	(28,803)	(42,391)
Standardized measure of discounted future net cash flows(2)	$39,833	$27,058	$35,699
(1) Includes approximately $1.3 billion, $685 million, and $756 million of undiscounted future asset retirement costs for the years ended December 31, 2024, 2023 and 2022, respectively, based on estimates made at the end of each of the respective years,
(2)    Includes $3.3 billion, $3.2 billion and $3.5 billion, for the years ended December 31, 2024, 2023 and 2022, respectively, attributable to the Company’s consolidated subsidiary, Viper, in which there is a 55%, 44% and 44% non-controlling interest at December 31, 2024, 2023 and 2022, respectively.

The table below presents the SEC Prices as adjusted for differentials and contractual arrangements utilized in the computation of future cash inflows:

	December 31,
	2024	2023	2022
Oil (per Bbl)	$76.15	$77.62	$95.26
Natural gas (per Mcf)	$0.54	$1.53	$5.59
Natural gas liquids (per Bbl)	$22.02	$24.40	$39.40

Diamondback Energy, Inc. and Subsidiaries
Notes to Consolidated Financial Statements-(Continued)

Principal changes in the standardized measure of discounted future net cash flows attributable to the Company’s proved reserves are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Standardized measure of discounted future net cash flows at the beginning of the period	$27,058	$35,699	$18,717
Sales of oil and natural gas, net of production costs	(7,820)	(6,544)	(8,045)
Acquisitions of reserves	21,639	1,854	1,473
Divestitures of reserves	(1,318)	(938)	(119)
Extensions and discoveries, net of future development costs	4,124	5,771	7,674
Previously estimated development costs incurred during the period	1,447	1,180	823
Net changes in prices and production costs	(4,969)	(17,276)	17,785
Changes in estimated future development costs	1,066	518	(317)
Revisions of previous quantity estimates	(2,035)	(1,268)	102
Accretion of discount	3,921	4,533	2,183
Net change in income taxes	(3,156)	2,506	(4,904)
Net changes in timing of production and other	(124)	1,023	327
Standardized measure of discounted future net cash flows at the end of the period	$39,833	$27,058	$35,699

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

As of December 31, 2024, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. Management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Endeavor Acquisition on September 10, 2024. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. The Company is in the process of integrating Endeavor’s and our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there have not been any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 2013 Internal Control-Integrated Framework, management did not identify any material weaknesses in the Company’s internal control over financial reporting and determined that the Company maintained effective internal control over financial reporting as of December 31, 2024. Management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Endeavor Acquisition on September 10, 2024. The total assets and revenues of Endeavor represent approximately 54% and 16% of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued their report on the effectiveness of the Company’s internal control over financial reporting at December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting at December 31, 2024, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Diamondback Energy, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Diamondback Energy, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 26, 2025 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Endeavor Energy Resources, LP, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 54 and 16 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. As indicated in Management’s Report, Endeavor Energy Resources, LP was acquired during 2024. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Endeavor Energy Resources, LP.

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

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 26, 2025

ITEM 9B. OTHER INFORMATION

On December 3, 2024, Charles A. Meloy, a member of the board of directors of the Company, adopted a trading plan intended to satisfy Rule 10b5-1(c), as amended. The plan relates to the sale of up to 110,000 shares of our common stock between March 10, 2025, and September 10, 2025. The shares covered by this plan include shares of common stock currently held by Wolfrock Energy, L.L.C., a Texas limited liability company of which Mr. Meloy is the sole manager and has voting and dispositive power over the shares of common stock.

None of the Company’s other directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information as to Item 10 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.

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

ITEM 11. EXECUTIVE COMPENSATION

Information as to Item 11 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information as to Item 12 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information as to Item 13 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information as to Item 14 will be set forth in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.
.

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

2.4
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

3.2
Certificate of Amendment No. 1 to Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on September 10, 2024).

3.3
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

Exhibit Number	Description
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

4.16
Amended and Restated Officers’ Certificate, dated as of February 27, 1998, between Energen Corporation and The Bank of New York as trustee, relating to the Medium-Term Notes, Series B, due 2028 (incorporated by reference to Exhibit 4(d)(iii) to the Form 10-K, File No. 001-7810, filed by Energen Corporation with the SEC on February 28, 2018).

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

4.24
Second Supplemental Indenture, dated as of April 18, 2024, by and among Diamondback Energy, Inc., Diamondback E&P LLC and Computershare Trust Company, National Association, as Trustee (including forms of 5.200% Senior Notes due 2027, 5.150% Senior Notes due 2030, 5.400% Senior Notes due 2034, 5.750% Senior Notes due 2054 and 5.900% Senior Notes due 2064) (incorporated by reference to Exhibit 4.2 to the Form 8-K, File no. 001-35700, filed by the Company with the SEC on April 18, 2024).

4.25
Stockholders Agreement, by and among the Company and the initial stockholders named therein, dated September 10, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on September 10, 2024).

10.1+	2021 Amended and Restated Diamondback Energy, Inc. Equity Incentive Plan (incorporated by reference to Appendix B to Schedule DEF 14A filed by the Company with the SEC on April 23, 2021).
10.2+
Amendment No. 1 to 2021 Amended and Restated Diamondback Energy, Inc. Equity Incentive Plan, adopted effective as of February 11, 2024 (incorporated by reference to Exhibit 10.2 to the Form 10-K, File No. 001-35700, filed by the Company with the SEC on February 22, 2024).

Exhibit Number	Description
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

10.9+
2024 Form of Time Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.9 to the Form 10-K, File No. 001-35700, filed by the Company with the SEC on February 22, 2024).

10.10+
2024 Form of Performance-Vesting Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.10 to the Form 10-K, File No. 001-35700, filed by the Company with the SEC on February 22, 2024).

10.11+*	2025 Form of Time Vesting Restricted Stock Unit Award Agreement.
10.12+*	2025 Form of Performance-Vesting Restricted Stock Unit Agreement.
10.13+
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.15 to Amendment No. 4 to the Registration Statement on Form S-1, File No. 333-179502, filed by the Company with the SEC on August 20, 2012).

10.14+
Diamondback Energy, Inc. Amended and Restated Senior Management Severance Plan, adopted effective as of February 21, 2022 (including a form of participation agreement attached thereto as Schedule C) (incorporated by reference to Exhibit 10.9 of the Annual Report on Form 10-K (File 001-35700) filed by the Company with the SEC on February 24, 2022).

10.15+
Amendment No. 1 to Diamondback Energy, Inc. Amended and Restated Senior Management Severance Plan, adopted effective as of February 11, 2024 (incorporated by reference to Exhibit 10.13 to the Form 10-K, File No. 001-35700, filed by the Company with the SEC on February 22, 2024).

10.16+
Form of Participation Agreement (incorporated by reference from Schedule C-2 to Diamondback Energy, Inc. Senior Management Severance Plan filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File 001-35700) on February 27, 2020).

10.17
Executive Annual Incentive Compensation Plan adopted in February 2021 (incorporated by reference to Exhibit 10.11 to the Form 10-K, File No. 001-35700, filed by the Company with the SEC on February 25, 2021).

10.18
Second Amended and Restated Credit Agreement, dated as of November 1, 2013, among Diamondback Energy, Inc., as parent guarantor, Diamondback O&G LLC, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on November 5, 2013).

10.19
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

10.20
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

10.21
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

10.22
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

Exhibit Number	Description
10.23
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

10.24
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

10.25
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

10.26
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

10.27
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

10.28
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

10.29
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

10.30
Fourteenth Amendment to Second Amended and Restated Credit Agreement, dated as of March 6, 2024, by and among the Company, as borrower, the lenders and other parties party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to the Form 8-K, File No 001-35700, filed by the Company with the SEC on March 6, 2024).

10.31
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

10.32
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

10.33
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

10.34
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

10.35
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

Exhibit Number	Description
10.36
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

10.37
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

10.38
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

10.39
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

10.40
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

10.41
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

10.42
Thirteenth Amendment to Amended and Restated Senior Secured Revolving Credit Agreement and Third Amendment to Guaranty and Collateral Agreement dated as of November 22, 2024, by and among Viper Energy Partners LLC, as borrow, Viper Energy, Inc., as parent guarantor, Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.24 of Viper’s Form 10-K (File No. 001-36505) filed on February 26, 2025).

10.43
Term Loan Credit Agreement, dated as of February 29, 2024, by and among the Company, as borrower, the lenders party thereto, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No 001-35700, filed by the Company with the SEC on March 6, 2024).

10.44
Consent Letter dated August 28, 2019, between Diamondback Energy, Inc., as parent guarantor, Diamondback O&G LLC, as borrower, certain other subsidiaries of Diamondback Energy, Inc. as guarantors, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File 001-35700) filed on September 4, 2019).

19.1*	Insider Trading Policy.
19.2*	Sixth Amended and Restated Supplemental Policy Concerning Trading in Securities of the Company and its Subsidiaries by Certain Designated Persons.
21.1*	Subsidiaries of the Registrant.
22.1	List of Issuers and Guarantors Subsidiaries (incorporated by reference to Exhibit 22.1 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on August 5, 2021).
23.1*	Consent of Grant Thornton LLP.
23.2*	Consent of Ryder Scott Company, L.P. with respect to the audit of Diamondback Energy, Inc. estimated reserves.
23.3*	Consent of Ryder Scott Company, L.P. with respect to the audit of Viper Energy, Inc. estimated reserves.
31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
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

Exhibit Number	Description
97.1	Diamondback Energy Inc. Clawback Policy (incorporated by reference to Exhibit 97.1 to the Form 10-K, File No. 001-35700, filed by the Company with the SEC on February 22, 2024).
99.1*
Audit Report of Ryder Scott Company, L.P., dated January 13, 2025, with respect to an audit of the proved reserves, future production and income attributable to certain leasehold interests of Diamondback Energy, Inc. as of December 31, 2024.

99.2*
Audit Report of Ryder Scott Company, L.P., dated January 13, 2025, with respect to an audit of the proved reserves, future production and income attributable to certain royalty interests of Viper Energy, Inc., a subsidiary of Diamondback Energy, Inc., as of December 31, 2024.

101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

DIAMONDBACK ENERGY, INC.

Date:	February 26, 2025
/s/ Travis D. Stice
Travis D. Stice
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Travis D. Stice	Chairman of the Board, Chief Executive Officer and Director	February 26, 2025
Travis D. Stice	(Principal Executive Officer)
/s/ Vincent K. Brooks	Director	February 26, 2025
Vincent K. Brooks
/s/ Darin G. Holderness	Director	February 26, 2025
Darin G. Holderness
/s/ David L. Houston	Director	February 26, 2025
David L. Houston
/s/ Rebecca A. Klein	Director	February 26, 2025
Rebecca A. Klein
/s/ Stephanie K. Mains	Director	February 26, 2025
Stephanie K. Mains
/s/ Charles A. Meloy	Director	February 26, 2025
Charles A. Meloy
/s/ Mark L. Plaumann	Director	February 26, 2025
Mark L. Plaumann
/s/ Robert K. Reeves	Director	February 26, 2025
Robert K. Reeves
/s/ Lance W. Robertson	Director	February 26, 2025
Lance W. Robertson
/s/ Melanie M. Trent	Director	February 26, 2025
Melanie M. Trent
/s/ Frank D. Tsuru	Director	February 26, 2025
Frank D. Tsuru
/s/ Steven E. West	Director	February 26, 2025
Steven E. West
/s/ Kaes Van’t Hof	President	February 26, 2025
Kaes Van’t Hof
/s/ Jere W. Thompson III	Chief Financial Officer, Executive Vice President	February 26, 2025
Jere W. Thompson III	(Principal Financial Officer)
/s/ Teresa L. Dick	Chief Accounting Officer, Executive Vice President and Assistant Secretary	February 26, 2025
Teresa L. Dick	(Principal Accounting Officer)