Form 10-Q
period 2025-06-30
Diamondback Energy, Inc.
filed 2025-08-06
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 1, 2025, the registrant had 289,486,120 shares of common stock outstanding.

DIAMONDBACK ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations (including drilling plans and capital plans); estimates and projections of revenues, losses, costs, expenses, returns, cash flow and financial position; reserve estimates and our ability to replace or increase reserves; anticipated benefits or other effects of strategic transactions (including the Endeavor Acquisition, Double Eagle Acquisition and 2025 Drop Down (in each case, as defined below) discussed in this report and other acquisitions or divestitures, including the pending Sitio Acquisition; and plans and objectives of management (including plans for future cash flow from operations and for executing environmental strategies) are forward-looking statements. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to the Company are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Although we believe that the expectations and assumptions reflected in our forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond our control. In particular, the factors discussed in this report and detailed under Part II, Item 1A. Risk Factors in this report and our Annual Report on Form 10–K for the year ended December 31, 2024 could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of the Company and its consolidated subsidiaries.

Factors that could cause our outcomes to differ materially include (but are not limited to) the following:

•changes in supply and demand levels for oil, natural gas and natural gas liquids and the resulting impact on the price for those commodities;
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
•changes in U.S. energy, environmental, monetary and trade policies, including with respect to tariffs or other trade barriers and any resulting trade tensions;
•conditions in the capital, financial and credit markets, including the availability and pricing of capital for drilling and development operations and our environmental and social responsibility projects;
•challenges with employee retention and an increasingly competitive labor market;
•changes in availability or cost of rigs, equipment, raw materials, supplies and oilfield services;
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

PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
	June 30,	December 31,
	2025	2024
	(In millions, except par values and share data)
Assets
Current assets:
Cash and cash equivalents ($28 million and $27 million related to Viper)	$219	$161
Restricted cash	2	3
Accounts receivable:
Joint interest and other, net	256	198
Oil and natural gas sales, net ($203 million and $149 million related to Viper)	1,278	1,387
Inventories	115	116
Derivative instruments	117	168
Prepaid expenses and other current assets	79	77
Total current assets	2,066	2,110
Property and equipment:
Oil and natural gas properties, full cost method of accounting ($24,206 million and $22,666 million excluded from amortization at June 30, 2025 and December 31, 2024, respectively) ($10,560 million and $5,713 million related to Viper and $3,873 million and $2,180 million excluded from amortization related to Viper)	89,302	82,240
Other property, equipment and land	1,456	1,440
Accumulated depletion, depreciation, amortization and impairment ($1,272 million and $1,081 million related to Viper)	(21,529)	(19,208)
Property and equipment, net	69,229	64,472
Funds held in escrow	1	1
Equity method investments	388	375
Derivative instruments	—	2
Deferred income taxes, net ($42 million and $185 million related to Viper)	42	173
Other assets	215	159
Total assets	$71,941	$67,292
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$210	$253
Accrued capital expenditures	793	690
Current maturities of debt	14	900
Other accrued liabilities	881	1,020
Revenues and royalties payable	1,563	1,491
Derivative instruments	21	43
Income taxes payable	277	414
Total current liabilities	3,759	4,811
Long-term debt ($1,098 million and $1,083 million related to Viper)	15,119	12,075
Derivative instruments	93	106
Asset retirement obligations	616	573
Deferred income taxes	9,516	9,826
Other long-term liabilities	19	39
Total liabilities	29,122	27,430
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value; 800,000,000 shares authorized; 291,155,296 and 290,984,373 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	33,127	33,501
Retained earnings (accumulated deficit)	5,758	4,238
Accumulated other comprehensive income (loss)	(7)	(6)
Total Diamondback Energy, Inc. stockholders’ equity	38,881	37,736
Non-controlling interest	3,938	2,126
Total equity	42,819	39,862
Total liabilities and stockholders’ equity	$71,941	$67,292

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except per share amounts, shares in thousands)
Revenues:
Oil sales	$2,852	$1,998	$5,891	$3,865
Natural gas sales	97	5	309	55
Natural gas liquid sales	367	171	773	355
Sales of purchased oil	335	300	709	416
Other operating income	27	9	44	19
Total revenues	3,678	2,483	7,726	4,710
Costs and expenses:
Lease operating expenses	440	254	848	509
Production and ad valorem taxes	214	141	442	260
Gathering, processing and transportation	145	82	256	159
Purchased oil expense	331	299	713	416
Depreciation, depletion, amortization and accretion	1,266	483	2,363	952
General and administrative expenses	67	46	140	92
Merger and transaction expenses	40	3	77	15
Other operating expenses	36	19	75	33
Total costs and expenses	2,539	1,327	4,914	2,436
Income (loss) from operations	1,139	1,156	2,812	2,274
Other income (expense):
Interest expense, net	(56)	(44)	(96)	(83)
Other income (expense), net	(2)	1	25	(2)
Gain (loss) on derivative instruments, net	(197)	18	29	(30)
Gain (loss) on extinguishment of debt	55	—	55	2
Income (loss) from equity investments, net	4	15	12	17
Total other income (expense), net	(196)	(10)	25	(96)
Income (loss) before income taxes	943	1,146	2,837	2,178
Provision for (benefit from) income taxes	204	252	607	475
Net income (loss)	739	894	2,230	1,703
Net income (loss) attributable to non-controlling interest	40	57	126	98
Net income (loss) attributable to Diamondback Energy, Inc.	$699	$837	$2,104	$1,605

Earnings (loss) per common share:
Basic	$2.38	$4.66	$7.20	$8.93
Diluted	$2.38	$4.66	$7.20	$8.93
Weighted average common shares outstanding:
Basic	292,135	178,360	290,880	178,418
Diluted	292,135	178,360	290,880	178,418

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares	Amount
	($ in millions, shares in thousands)
Balance December 31, 2024	290,984	$3	$33,501	$4,238	$(6)	$2,126	$39,862
Viper equity-based compensation	—	—	—	—	—	1	1
Distribution equivalent rights payments	—	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	22	—	—	—	22
Cash paid for tax withholding on vested equity awards	(155)	—	(25)	—	—	—	(25)
Repurchased shares under buyback program	(3,656)	—	(580)	—	—	—	(580)
Viper LLC’s units issued for acquisition	—	—	—	—	—	119	119
Net proceeds from Viper’s issuance of common stock	—	—	—	—	—	1,232	1,232
Dividends to non-controlling interest	—	—	—	—	—	(95)	(95)
Dividends paid	—	—	—	(290)	—	—	(290)
Issuance of shares upon vesting of equity awards	115	—	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	206	—	—	(199)	7
Other comprehensive income (loss)	—	—	1	—	(1)	—	—
Net income (loss)	—	—	—	1,405	—	86	1,491
Balance March 31, 2025	287,288	3	33,125	5,352	(7)	3,270	41,743
Viper equity-based compensation	—	—	—	—	—	2	2
Distribution equivalent rights payments	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	29	—	—	—	29
Cash paid for tax withholding on vested equity awards	(1)	—	(1)	—	—	—	(1)
Repurchased shares under buyback program	(2,992)	—	(393)	—	—	—	(393)
Repurchased shares under Viper’s buyback program	—	—	—	—	—	(10)	(10)
Common shares issued for acquisition	6,843	—	1,101	—	—	—	1,101
Dividends to non-controlling interest	—	—	—	—	—	(82)	(82)
Dividends paid	—	—	—	(291)	—	—	(291)
Issuance of shares upon vesting of equity awards	17	—	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	(734)	—	—	718	(16)
Net income (loss)	—	—	—	699	—	40	739
Balance June 30, 2025	291,155	$3	$33,127	$5,758	$(7)	$3,938	$42,819

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

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In millions)
Cash flows from operating activities:
Net income (loss)	$2,230	$1,703
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (benefit from) deferred income taxes	(18)	129
Depreciation, depletion, amortization and accretion	2,363	952
(Gain) loss on extinguishment of debt	(55)	(2)
(Gain) loss on derivative instruments, net	(29)	30
Cash received (paid) on settlement of derivative instruments	48	(32)
(Income) loss from equity investment, net	(12)	(17)
Equity-based compensation expense	39	33
Other	27	57
Changes in operating assets and liabilities:
Accounts receivable	160	(45)
Income tax receivable	3	12
Prepaid expenses and other current assets	(16)	89
Accounts payable and accrued liabilities	(383)	(95)
Income taxes payable	(309)	(15)
Revenues and royalties payable	(30)	14
Other	14	50
Net cash provided by (used in) operating activities	4,032	2,863
Cash flows from investing activities:
Additions to oil and natural gas properties	(1,806)	(1,246)
Property acquisitions	(3,875)	(203)
Proceeds from sale of assets	57	252
Other	(8)	(3)
Net cash provided by (used in) investing activities	(5,632)	(1,200)
Cash flows from financing activities:
Proceeds under term loan agreements	1,500	—
Repayments under term loan agreements	(900)	—
Proceeds from borrowings under credit facilities	5,922	174
Repayments under credit facilities	(5,263)	(260)
Proceeds from senior notes	1,200	5,500
Repayment of senior notes	(244)	(25)
Repurchased shares under buyback program	(973)	(42)
Proceeds from partial sale of investment in Viper Energy, Inc.	—	451
Net proceeds from Viper’s issuance of common stock	1,232	—
Dividends paid to stockholders	(581)	(900)
Dividends to non-controlling interest	(177)	(98)
Other	(59)	(137)
Net cash provided by (used in) financing activities	1,657	4,663
Net increase (decrease) in cash and cash equivalents	57	6,326
Cash, cash equivalents and restricted cash at beginning of period	164	585
Cash, cash equivalents and restricted cash at end of period	$221	$6,911
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

As of June 30, 2025, the wholly owned subsidiaries of Diamondback include Diamondback E&P LLC (“Diamondback E&P”), a Delaware limited liability company, Rattler Midstream GP LLC, a Delaware limited liability company, Rattler Midstream LP, a Delaware limited partnership, QEP Resources, Inc., a Delaware corporation and Eclipse Merger Sub II, LLC, a Delaware limited liability company.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation. The Company has one reportable segment, the upstream segment.

On March 5, 2024, the Company exercised certain of its demand rights, pursuant to a registration rights agreement initially entered into on June 23, 2014, as amended and restated on May 9, 2018 and November 10, 2023, and on March 8, 2024, completed a public offering of approximately 13.23 million shares of Viper’s Class A common stock at a price of $35.00 per share for proceeds, net of underwriters’ discount, of approximately $451 million. After this offering, the Company owned less than 50% of Viper’s combined outstanding Class A common stock and Class B common stock, resulting in Viper no longer being a controlled company under the Nasdaq rules.

As of June 30, 2025, the Company owned approximately 54% of Viper’s combined outstanding Class A common stock and Class B common stock. The Company determined, in each case, that it controls the activities of Viper in accordance with the guidance for variable interest entities in Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” and therefore continues to consolidate Viper in the Company’s financial statements at June 30, 2025. See further discussion of the Company’s determination that Viper is a variable interest entity (“VIE”) in Note 2—Summary of Significant Accounting Policies. The results of operations attributable to the non-controlling interest in Viper are presented within equity and net income and are shown separately from the equity and net income attributable to the Company.

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

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, conflicts in the Middle East and globally, higher interest rates, effects of tariffs, actions taken by OPEC and its non-OPEC allies, known collectively as OPEC+, global supply chain disruptions, measures to combat persistent inflation and instability in the financial sector have contributed to recent economic and pricing volatility. The financial results of companies in the oil and natural gas industry have been impacted materially as a result of these events and changing market conditions. Such circumstances generally increase uncertainty in the Company’s accounting estimates, particularly those involving financial forecasts.

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

In connection with the reduction of the Company’s ownership percentage in Viper to below 50% in March 2024, the Company re-evaluated whether Viper should continue to be consolidated in the Company’s financial statements. Viper meets the definition of a VIE under ASC Topic 810 and the Company continues to be the primary beneficiary of the VIE through its ability, via existing contractual agreements, to direct the activities that most significantly affect the economic performance of Viper. The Company also has the obligation to absorb losses and the right to receive benefits that could be significant to Viper. As such, the Company will continue to consolidate the activity of Viper. The Viper 2024 Equity Offering, the Viper 2025 Equity Offering (as defined and discussed in Note 10—Stockholders’ Equity and Earnings (Loss) Per Share) and the 2025 Drop Down (as defined and discussed in Note 4—Acquisitions and Divestitures) were determined not to be events that would cause the Company to change its conclusion regarding Viper’s status as a VIE.

Viper maintains its own capital structure that is separate from the Company. The Company is not under any obligation to provide additional financial support or investment to Viper. Viper’s assets cannot be used by the Company for general corporate purposes and the creditors of Viper’s liabilities do not have recourse to the Company’s assets. The assets and liabilities of Viper are included in the Company’s condensed consolidated balance sheets and disclosed parenthetically, if material.

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

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from Contracts with Customers

The following tables present the Company’s revenue from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Oil sales	$2,852	$1,998	$5,891	$3,865
Natural gas sales	97	5	309	55
Natural gas liquid sales	367	171	773	355
Total oil, natural gas and natural gas liquid revenues	3,316	2,174	6,973	4,275
Sales of purchased oil	335	300	709	416
Other service revenues	14	7	25	15
Total revenue from contracts with customers	$3,665	$2,481	$7,707	$4,706

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following tables present the Company’s revenue from oil, natural gas and natural gas liquids disaggregated by basin:

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$2,626	$206	$20	$2,852	$1,659	$338	$1	$1,998
Natural gas sales	89	8	—	97	2	3	—	5
Natural gas liquid sales	335	32	—	367	128	42	1	171
Total	$3,050	$246	$20	$3,316	$1,789	$383	$2	$2,174

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$5,427	$442	$22	$5,891	$3,162	$698	$5	$3,865
Natural gas sales	280	28	1	309	36	18	1	55
Natural gas liquid sales	709	63	1	773	265	89	1	355
Total	$6,416	$533	$24	$6,973	$3,463	$805	$7	$4,275

4.    ACQUISITIONS AND DIVESTITURES

2025 Activity

Diamondback Acquisitions and Divestitures

2025 Drop Down Transaction

On May 1, 2025, the Company’s wholly owned subsidiary Endeavor Energy Resources, LP (“EER LP”) divested all of the issued and outstanding equity interests in 1979 Royalties, LP and 1979 Royalties GP, LLC (collectively, the “Endeavor Subsidiaries”), each of which was a subsidiary of the Company, pursuant to a definitive equity purchase agreement with Viper and Viper LLC in exchange for consideration consisting of (i) $1.0 billion in cash, including the release of funds held in escrow of approximately $223 million that was reflected in the caption “Restricted cash” on the Company’s condensed consolidated balance sheet at March 31, 2025, and (ii) the issuance of 69.63 million Viper LLC units and an equivalent number of shares of Viper’s Class B common stock, subject to transaction costs and certain customary post-closing adjustments (the “2025 Drop Down”). Viper funded the cash consideration for the 2025 Drop Down with a portion of the proceeds from the Viper 2025 Equity Offering (as defined and discussed in Note 10—Stockholders’ Equity and Earnings (Loss) Per Share) and borrowings under the Viper LLC Revolving Credit Facility. The 2025 Drop Down was accounted for as a transaction between entities under common control.

EER LP can exchange some or all of the Viper LLC units received together with an equal number of shares of Viper’s Class B common stock for an equal number of shares of Viper’s Class A common stock. The mineral and royalty interests held and divested by the Endeavor Subsidiaries at the closing of the 2025 Drop Down represented approximately 24,446 net royalty acres in the Permian Basin, 69% of which were operated by the Company, have an average net royalty interest of approximately 2.2% and had oil production as of the closing date of approximately 17,097 BO/d (the “Endeavor Mineral and Royalty Interests”). The Endeavor Mineral and Royalty Interests included interests in horizontal wells comprised of 5,574 gross proved developed production wells (of which approximately 32% were operated by the Company), 116 gross completed wells and 394 gross drilled but uncompleted wells, all of which were principally concentrated in the Midland Basin, with the balance located primarily in the Delaware and Williston Basins.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Double Eagle Acquisition

On April 1, 2025, the Company completed its acquisition of all of the issued and outstanding interests of DE Permian, LLC, DE IV Combo, LLC and DE IV Operating, LLC, each of which were wholly owned subsidiaries of Double Eagle IV Midco, LCC (“Double Eagle”) (the “Double Eagle Acquisition”) for consideration of $3.0 billion in cash and approximately 6.84 million shares of the Company’s common stock, including transaction costs and subject to certain customary post-closing adjustments. The assets acquired in the Double Eagle Acquisition consisted of approximately 67,700 gross (40,000 net) acres, which are primarily located in the Midland Basin and approximately 407 gross (342 net) horizontal locations in primary development targets. The Company funded the cash portion of the Double Eagle Acquisition through a combination of proceeds from the 2035 Notes, proceeds from the 2025 Term Loan Agreement and borrowings under the Company’s revolving credit facility.

Viper Acquisition

Pending Sitio Acquisition

On June 2, 2025, Viper and Viper LLC entered into an Agreement and Plan of Merger (the “Sitio Merger Agreement”) with Sitio Royalties Corp. (“Sitio”), Sitio Royalties Operating Partnership, LP, a subsidiary of Sitio (“Sitio OpCo”), New Cobra Pubco, Inc., a wholly owned subsidiary of Viper (“New Viper”), Cobra Merger Sub, Inc., a wholly owned subsidiary of New Viper and Scorpion Merger Sub, Inc., a wholly owned subsidiary of New Viper. Pursuant to the terms of the Sitio Merger Agreement, New Viper will acquire Sitio in an all-equity transaction valued at approximately $4.1 billion (including the redemption of Sitio’s net debt of approximately $1.1 billion as of June 30, 2025) (the “Sitio Acquisition”).

On June 2, 2025, following the execution of the Sitio Merger Agreement, the Company, Diamondback E&P and EER LLP, who together hold a majority of the voting power of Viper’s common stock, delivered a written consent approving the Sitio Merger Agreement and the transactions contemplated thereby, which constitutes the requisite approval of Viper’s stockholders under the Sitio Merger Agreement. The pending Sitio Acquisition is expected to close in the third quarter of 2025, subject to approval by a majority of stockholders at the special meeting of Sitio’s stockholders scheduled for August 18, 2025 and the satisfaction or waiver of other closing conditions. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired at 11:59 p.m. Eastern Time on July 21, 2025.

The mineral and royalty interests to be acquired in the pending Sitio Acquisition represent approximately 25,300 net royalty acres in the Permian Basin and approximately 9,000 net royalty acres in the Denver-Julesburg, Eagle Ford and Williston basins, for total acreage of approximately 34,300 net royalty acres. Upon completion of the pending Sitio Acquisition, Viper expects to own 85,700 net royalty acres in the Permian Basin, approximately 43% of which will be operated by the Company and an average 1.8% net royalty interest in approximately 33,300 gross producing horizontal wells (approximately 608 net wells) with estimated average production of 64 - 68 MBO/d (122 - 130 MBOE/d) in the fourth quarter of 2025. Immediately following the closing of the pending Sitio Acquisition, the Company is expected to beneficially own approximately 41% of Viper’s outstanding common stock. The Company expects that following such closing, the Company will continue to control the activities of Viper in accordance with the applicable ASC Topic 810 guidance and, accordingly, Viper will remain consolidated in the Company’s financial statements.

2024 Activity

Diamondback Acquisitions and Divestitures

Endeavor Acquisition

For details on the Endeavor Acquisition, which closed on September 10, 2024, see Note 5—Endeavor Energy Resources, LP Acquisition.

TRP Energy, LLC Asset Exchange

On December 20, 2024, the Company completed a transaction with TRP Energy, LLC (“TRP”), in which the Company exchanged certain assets including approximately 47,034 gross (35,673 net) acres located in the Delaware Basin and $312 million in cash, subject to customary post-closing adjustments, for certain of TRP’s assets consisting of approximately 21,582 gross (15,421 net) acres located in the Midland Basin with 55 operated locations (the “TRP Exchange”). The TRP

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Exchange is expected to expand our operating footprint and enhance our inventory of near-term drilling locations and was valued at approximately $1.3 billion. The Company funded the cash portion of the exchange with cash on hand and borrowings under its revolving credit facility.

The following table presents the acquisition consideration transferred in the TRP Exchange (in millions):

Consideration:
Oil and natural gas properties	$989
Midstream assets	53
Suspense liabilities relieved	(9)
Cash consideration	312
Total consideration	$1,345

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

The following table sets forth the Company’s preliminary purchase price allocation (in millions):

Total consideration	$1,345

Fair value of liabilities assumed:
Suspense liabilities	(4)

Fair value of assets acquired:
Oil and natural gas properties	1,349
Net assets acquired and liabilities assumed	$1,345

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

With the completion of the TRP Exchange, the Company acquired proved properties of $847 million and unproved properties of $502 million.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The results of operations attributable to the TRP Exchange since the acquisition date have been included in the condensed consolidated statements of operations and include $88 million and $215 million of total revenue and $1 million and $112 million of net income for the three and six months ended June 30, 2025.

WTG Midstream Transaction

The Company owns a 25% non-operating equity investment in Remuda Midstream Holdings LLC, referred to as the “WTG joint venture.” On July 15, 2024, the WTG joint venture sold its WTG Midstream LLC subsidiary (the “WTG Midstream Transaction”), for which the Company received as its portion of the consideration 10.1 million common units issued by Energy Transfer LP (NYSE: ET) and $190 million in cash, subject to customary post-closing adjustments. The common unit consideration is also subject to preferred distributions to incentive members of the WTG joint venture which reduce the proceeds attributable to the Company. At the closing of the WTG Midstream Transaction, the value attributable to the Company of the 10.1 million common units was approximately $135 million, of which approximately $81 million was received by the Company and $54 million was initially held in escrow pursuant to an escrow agreement entered into by the WTG joint venture in connection with the initial transaction. In the first half of 2025, the Company received approximately $15 million related to the settlement of working capital and $27 million of the initial escrow amount was released. The total value of distributions received by the Company through June 30, 2025 of $313 million, including certain customary post-closing adjustments, (excluding the remaining $27 million held in escrow) exceeded the carrying value of the Company’s investment balance in the WTG joint venture, resulting in an aggregate gain of approximately $116 million, of which approximately $42 million was recognized during the six months ended June 30, 2025. The gain is included in the caption “Other income (expense), net” in the condensed consolidated statement of operations.

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

TWR IV can exchange some or all of its Viper LLC units for an equal number of shares of Viper’s Class A common stock. The mineral and royalty interests acquired in the Viper TWR Acquisition represent approximately 3,067 net royalty acres located primarily in the Permian Basin. Viper funded the cash consideration through a combination of cash on hand, borrowings under the Viper LLC Revolving Credit Facility and proceeds from the Viper 2024 Equity Offering (as defined and discussed in Note 10—Stockholders’ Equity and Earnings (Loss) Per Share).

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

Additionally, on September 3, 2024, Viper acquired all of the issued and outstanding equity interests in MC TWR Royalties, LP and MC TWR Intermediate, LLC (the “Viper M Acquisition” and together with the Viper Q Acquisition, the “Viper Q & M Acquisitions”), pursuant to a definitive purchase and sale agreement for consideration consisting of (i) approximately $76 million in cash, including transaction costs and certain customary post-closing adjustments, and (ii) contingent cash consideration of up to $4 million, payable in January of 2026, based on the WTI 2025 Average. The mineral and royalty interests acquired in the Viper Q & M Acquisitions, represent approximately 406 and 267 net royalty acres located

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
primarily in the Permian Basin, respectively. Viper funded the cash consideration for the Viper Q & M Acquisitions through a combination of cash on hand and borrowings under the Viper LLC Revolving Credit Facility.

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

The cash consideration for the Endeavor Acquisition was funded through a combination of cash on hand, the net proceeds from the Company’s April 2024 Notes offering and borrowings under the Tranche A Loans (as defined and discussed in Note 9—Debt). Immediately following the close of the Endeavor Acquisition, Endeavor equityholders held approximately 39.8% of Diamondback’s common stock. As of June 30, 2025, Endeavor’s equityholders held approximately 35.7% of the Company’s common stock.

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

Purchase Price Allocation

The Endeavor Acquisition has been accounted for under the acquisition method of accounting for business combinations in accordance with ASC Topic 805, “Business Combinations.” The following table represents the preliminary allocation of the total purchase price for the acquisition of Endeavor to the identifiable assets acquired and the liabilities assumed based on the fair values at the acquisition date. Although the purchase price allocation is substantially complete as of the date of this filing, certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, final tax returns that provide the underlying tax basis of Endeavor’s assets and liabilities. As such, there may be further adjustments to the fair value of certain assets acquired and liabilities assumed, including Endeavor’s deferred tax liability, oil and natural gas properties, which include mineral and royalty interests acquired and other property and equipment. The Company expects to complete the purchase price allocation during the 12-month period following the acquisition date.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following table sets forth the Company’s preliminary purchase price allocation (in millions):

Total consideration	$27,420

Fair value of liabilities assumed:
Accounts payable - trade	$18
Accrued capital expenditures	173
Other accrued liabilities	613
Revenues and royalties payable	567
Derivative instruments	5
Income taxes payable	261
Other current liabilities	21
Asset retirement obligations	260
Deferred income taxes	7,211
Other long-term liabilities	5
Amount attributable to liabilities acquired	$9,134

Fair value of assets acquired:
Accounts receivable - joint interest and other, net	$69
Accounts receivable - oil and natural gas sales, net	659
Inventories	77
Derivative instruments	25
Prepaid expenses and other current assets	20
Oil and natural gas properties	34,825
Other property, equipment and land	849
Other assets	30
Amount attributable to assets acquired	$36,554

Net assets acquired and liabilities assumed	$27,420

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

The results of operations attributable to the Endeavor Acquisition since the acquisition date have been included in the condensed consolidated statements of operations and include $1.1 billion and $2.5 billion of total revenue and $281 million and $758 million of net income for the three and six months ended June 30, 2025, respectively.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
6.    PROPERTY AND EQUIPMENT

Property and equipment includes the following as of the dates indicated:

	June 30,	December 31,
	2025	2024
	(In millions)
Oil and natural gas properties:
Subject to depletion	$65,096	$59,574
Not subject to depletion	24,206	22,666
Gross oil and natural gas properties	89,302	82,240
Accumulated depletion	(13,368)	(11,083)
Accumulated impairment	(7,954)	(7,954)
Oil and natural gas properties, net	67,980	63,203
Other property, equipment and land	1,456	1,440
Accumulated depreciation, amortization, accretion and impairment	(207)	(171)
Total property and equipment, net	$69,229	$64,472

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter which determines a limit, or ceiling, on the book value of proved oil and natural gas properties. No impairment expense was recorded for the three and six months ended June 30, 2025 or 2024 based on the results of the respective quarterly ceiling tests.

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

7.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligations liability for the following periods:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Asset retirement obligations, beginning of period	$592	$245
Additional liabilities incurred	28	2
Liabilities acquired	12	1
Liabilities settled and divested	(31)	(16)
Accretion expense	17	8
Revisions in estimated liabilities	20	71
Asset retirement obligations, end of period	638	311
Less current portion(1)	22	11
Asset retirement obligations - long-term	$616	$300
(1)    The current portion of the asset retirement obligation is included in the caption “Other accrued liabilities” in the Company’s condensed consolidated balance sheets.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
8.    RELATED PARTY TRANSACTIONS

Deep Blue

On September 1, 2023, the Company closed on a joint venture agreement with Five Point Energy LLC to form Deep Blue Midland Basin LLC (“Deep Blue”), in which the Company owns a 30% equity ownership interest. In addition to the Deep Blue transaction, the Company has other significant related party transactions with Deep Blue which include (i) certain accounts receivable from Deep Blue, (ii) accrued capital expenditures and other accrued payables related to a commitment to fund certain capital expenditures on projects that were in process at the time of the Deep Blue transaction, and (iii) lease operating expenses and capitalized expenses related to fees paid to Deep Blue under a 15-year dedication for its produced water and supply water within a 12-county area of mutual interest in the Midland Basin.

The following table presents the significant related party balances included in the condensed consolidated balance sheets at June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
	(In millions)
Current assets - Accounts receivable	$5	$5
Long-term assets - Equity method investments	$147	$137
Current liabilities - Accrued capital expenditures	$(21)	$(31)
Current liabilities - Other accrued liabilities	$(47)	$(22)

During the three and six months ended June 30, 2025 and 2024, the Company recorded approximately $25 million, $72 million, $29 million and $60 million, respectively, for water services provided by Deep Blue during the completion phase of wells. These costs were capitalized and are included in the caption “Oil and natural gas properties” on the condensed consolidated balance sheets.

The following table presents the significant related party transactions included in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Lease operating expenses	$35	$28	$72	$54

Viper

For discussion on related party transactions with Viper, see Note 4—Acquisitions and Divestitures - 2025 Drop Down Transaction.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
9.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	June 30,	December 31,
	2025	2024
	(In millions)
3.250% Senior Notes due 2026	$750	$750
5.625% Senior Notes due 2026	14	14
5.200% Senior Notes due 2027	850	850
7.125% Medium-term Notes, Series B, due 2028	73	73
3.500% Senior Notes due 2029	915	915
5.150% Senior Notes due 2030	850	850
3.125% Senior Notes due 2031	740	767
6.250% Senior Notes due 2033	1,100	1,100
5.400% Senior Notes due 2034	1,300	1,300
5.550% Senior Notes due 2035	1,200	—
4.400% Senior Notes due 2051	539	650
4.250% Senior Notes due 2052	656	750
6.250% Senior Notes due 2053	650	650
5.750% Senior Notes due 2054	1,480	1,500
5.900% Senior Notes due 2064	1,000	1,000
Tranche A Loans	—	900
2025 Term Loan Agreement	1,500	—
Unamortized debt issuance costs	(98)	(91)
Unamortized discount costs	(23)	(25)
Unamortized premium costs	2	3
Unamortized basis adjustment of dedesignated interest rate swap agreements(1)	(65)	(72)
Revolving credit facility	595	—
Viper revolving credit facility	325	261
Viper 5.375% Senior Notes due 2027	380	430
Viper 7.375% Senior Notes due 2031	400	400
Total debt, net	15,133	12,975
Less: current maturities of debt	14	900
Total long-term debt	$15,119	$12,075
(1)    Represents the unamortized basis adjustment related to two receive-fixed, pay variable interest rate swap agreements which were previously designated as fair value hedges of the Company’s 3.500% fixed rate senior notes due 2029. This basis adjustment is being amortized to interest expense over the remaining term of the 2029 Notes utilizing the effective interest method.

References in this section to the Company shall mean Diamondback Energy, Inc. and Diamondback E&P, collectively, unless otherwise specified.

Credit Agreement

On June 12, 2025, Diamondback E&P, as borrower and Diamondback Energy, Inc., as parent guarantor, entered into a sixteenth amendment to the existing credit agreement, which among other things (i) extended the maturity date to June 12, 2030, and (ii) decreased the interest rate, such that outstanding borrowings under the credit agreement bear interest at a per annum rate elected by Diamondback E&P that is equal to (x) term SOFR or (y) an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 1-month term SOFR plus 1.0%, subject to a 1.0% floor), in each case plus the applicable margin. The applicable margin ranges from 0.000% to 0.750% per annum in the case of

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
the alternate base rate and from 1.000% to 1.750% per annum in the case of term SOFR, in each case based on the pricing level, and the commitment fee ranges from 0.100% to 0.250% per annum on the average daily unused portion of the commitments, based on the pricing level. The pricing level depends on the Company’s long-term senior unsecured debt ratings. The credit agreement provides for a maximum credit amount of $2.5 billion. As of June 30, 2025, the Company had $595 million outstanding borrowings under the credit agreement and approximately $1.9 billion available for future borrowings. During the three and six months ended June 30, 2025, the weighted average interest rate on borrowings under the credit agreement was 5.65% and 5.70%, respectively.

As of June 30, 2025, the Company was in compliance with all financial maintenance covenants under the credit agreement.

Term Loan Agreements

2025 Term Loan Agreement

In connection with the Double Eagle Acquisition, Diamondback Energy, Inc., as guarantor, entered into a term loan credit agreement with Diamondback E&P LLC, as borrower, and Bank of America, N.A., as administrative agent (the “2025 Term Loan Agreement”) on March 21, 2025.

The 2025 Term Loan Agreement provided the Company with the ability to borrow up to $1.5 billion on an unsecured basis to fund a portion of the cash consideration for the Double Eagle Acquisition and costs and expenses related to the acquisition. On the date of closing of the Double Eagle Acquisition, the 2025 Term Loan Agreement was fully drawn in a single borrowing. Any then-outstanding amounts will mature and be payable in full on the second anniversary of the initial funding date.

As of June 30, 2025, the Company had $1.5 billion in outstanding borrowings under the 2025 Term Loan Agreement. During the three and six months ended June 30, 2025, the weighted average interest rate on borrowings under the 2025 Term Loan Agreement was 5.67%.

Outstanding borrowings under the 2025 Term Loan Agreement bear interest at a per annum rate elected by the Company that is equal to (i) term SOFR plus 0.10% (“Adjusted Term SOFR”) or (ii) an alternate base rate (which is equal to the greatest of (a) the Federal Funds effective rate plus 0.50%, (b) the prime rate (c) Adjusted Term SOFR plus 1.0%, and (d) 1.0%), in each case plus the applicable margin. The applicable margin ranges from 0.125% to 1.000% per annum in the case of the alternate base rate and from 1.125% to 2.000% per annum in the case of Adjusted Term SOFR, in each case based on the pricing level, and (ii) the commitment fee is equal to 0.125% per annum on the aggregate principal amount of the commitments. The pricing level depends on the Company’s long-term senior unsecured debt ratings.

2024 Term Loan Agreement

On February 29, 2024, Diamondback Energy, Inc., as guarantor, entered into a Term Loan Credit Agreement with Diamondback E&P LLC, as borrower, and Citibank, N.A., as administrative agent (the “2024 Term Loan Agreement”), which is comprised of $1.0 billion of Tranche A Loans (the “Tranche A Loans”). The Tranche A Loans were fully drawn to fund a portion of the cash consideration for the Endeavor Acquisition.

On May 5, 2025, the Company used the cash proceeds received from the 2025 Drop Down to repay in full and terminate the $900 million remaining outstanding Tranche A Loans. During the three and six months ended June 30, 2025, the weighted average interest rate on borrowings under the Term Loan Agreement was 5.68% and 5.87%, respectively.

Issuance of Notes

On March 20, 2025, the Company issued $1.2 billion aggregate principal amount of 5.550% Senior Notes due April 1, 2035 (the “2035 Notes”). The Company received net proceeds of $1.2 billion, after underwriters’ discounts and transaction costs. Interest on the 2035 Notes is payable semi-annually on April 1 and October 1 of each year. The Company used the net proceeds to fund a portion of the cash consideration for the Double Eagle Acquisition.

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

Repurchase of Notes

In the second quarter of 2025, the Company opportunistically repurchased an aggregate principal amount of approximately $252 million of its senior notes, which consisted of $27 million of the 3.125% Senior Notes due 2031, $111 million of the 4.400% Senior Notes due 2051, $94 million of the 4.250% Senior Notes due 2052 and $20 million of the 5.750% Senior Notes due 2054, all in open market transactions for total cash consideration, including accrued interest paid, of approximately $196 million, at an average of 76.8% of par value. These repurchases resulted in a gain on extinguishment of debt of approximately $55 million during the three and six months ended June 30, 2025. Further, Viper also opportunistically repurchased principal amounts of $50 million of its 5.375% Senior Notes due 2027 (the “Viper 2027 Notes”) in open market transactions for total cash consideration of $50 million, at an average of 99.7% of par value. Viper’s repurchases resulted in an immaterial gain on extinguishment of debt during the three and six months ended June 30, 2025.

Viper LLC’s Revolving Credit Facility

On June 12, 2025, Viper, as guarantor, entered into a credit agreement with Viper LLC, as borrower, and Wells Fargo, as the administrative agent (the “Viper LLC Revolving Credit Facility”) which among other things, provides Viper LLC with a senior unsecured revolving credit facility with a commitment of $1.5 billion. The Viper LLC Revolving Credit Facility has a maturity date of June 12, 2030, with the ability to request three extensions of the maturity date by 1 year. As of June 30, 2025 the Viper LLC Revolving Credit Facility is guaranteed by certain subsidiaries of Viper LLC. Upon completion of the pending Sitio Acquisition, such subsidiary guarantees will be released and New Viper will become a guarantor under the Viper LLC Revolving Credit Facility. The Viper LLC Revolving Credit Facility replaced Viper LLC’s previous revolving credit facility, dated July 20, 2018, among Viper, Viper LLC and Wells Fargo as amended, restated, amended and restated, supplemented or otherwise modified prior to June 12, 2025. As of June 30, 2025, Viper LLC had $325 million in outstanding borrowings and $1.2 billion available for future borrowings under the Viper LLC Revolving Credit Facility. During the three and six months ended June 30, 2025 and 2024, the weighted average interest rates on borrowings under Viper LLC’s respective revolving credit facilities were 6.33%, 6.42%, 7.63% and 7.52% respectively.

Borrowings under the Viper LLC Revolving Credit Facility bear interest at a per annum rate elected by Viper LLC that is equal to term SOFR or an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 1-month term SOFR plus 1.0%, subject to a 1.0% floor), in each case plus the applicable margin. The applicable margin ranges from 0.125% to 1.000% per annum in the case of the alternate base rate loans and from 1.125% to 2.000% per annum in the case of term SOFR loans, in each case based on the pricing level. Further, the commitment fee ranges from 0.125% to 0.325% per annum on the average daily unused portion of the commitment, again based on the pricing level. The pricing level depends on the rating of Viper’s long-term senior unsecured debt by certain ratings agencies.

The Viper LLC Revolving Credit Facility contains a financial covenant that requires Viper to maintain a Total Net Debt to Capitalization Ratio (as defined in the Viper LLC Revolving Credit Facility) of no more than 65%. As of June 30, 2025, Viper LLC was in compliance with all financial maintenance covenants under the Viper LLC Revolving Credit Facility.

10.    STOCKHOLDERS’ EQUITY AND EARNINGS (LOSS) PER SHARE

Stock Repurchase Program

The Company’s board of directors approved a common stock repurchase program to acquire up to $6.0 billion of the Company’s outstanding common stock, excluding excise tax. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions and are subject to market conditions, applicable regulatory and legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the three and six months ended June 30, 2025 and the six months ended June 30, 2024, the Company repurchased approximately $398 million, $973 million and $42 million of common stock under this repurchase program, respectively, in each case excluding excise tax. As of June 30, 2025, approximately $1.7 billion remained available for future repurchases under the Company’s common stock repurchase program, excluding excise tax. See Note 17—Subsequent Events—Increase in Stock Repurchase Program Authorization.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Viper 2025 Equity Offering

On February 3, 2025, Viper completed an underwritten public offering of approximately 28.34 million shares of Viper’s Class A common stock, which included 3.70 million shares issued pursuant to an option to purchase additional shares of Viper’s Class A common stock granted to the underwriters, at a price to the public of $44.50 per share for total net proceeds of approximately $1.2 billion, after the underwriters’ discount and transaction costs (the “Viper 2025 Equity Offering”). The net proceeds were used (i) to fund a portion of Viper’s cash consideration for the 2025 Drop Down, (ii) for cash consideration for other acquisitions, and (iii) for general corporate purposes.

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

The following table summarizes changes in the ownership interest in consolidated subsidiaries during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Net income (loss) attributable to the Company	$699	$837	$2,104	$1,605
Change in ownership of consolidated subsidiaries	(734)	(6)	(528)	(61)
Change from net income (loss) attributable to the Company’s stockholders and transfers with non-controlling interest	$(35)	$831	$1,576	$1,544

Dividends

The following table presents dividends and distribution equivalent rights paid on the Company’s common stock during the respective periods:

	Base	Variable	Total Per Share	Total
	(In millions, except per share amounts)
2025
First quarter	$1.00	$—	$1.00	$291
Second quarter	1.00	—	1.00	293
Total year-to-date	$2.00	$—	$2.00	$584

2024
First quarter	$0.90	$2.18	$3.08	$552
Second quarter	0.90	1.07	1.97	355
Total year-to-date	$1.80	$3.25	$5.05	$907

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

A reconciliation of the components of basic and diluted earnings per common share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except per share amounts, shares in thousands)
Net income (loss) attributable to common shares	$699	$837	$2,104	$1,605
Less: distributed and undistributed earnings allocated to participating securities(1)	4	6	10	11
Net income (loss) attributable to common stockholders	$695	$831	$2,094	$1,594
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	292,135	178,360	290,880	178,418
Effect of dilutive securities:
Weighted-average potential common shares issuable	—	—	—	—
Diluted weighted average common shares outstanding	292,135	178,360	290,880	178,418
Basic net income (loss) attributable to common shares	$2.38	$4.66	$7.20	$8.93
Diluted net income (loss) attributable to common shares	$2.38	$4.66	$7.20	$8.93
(1)    Unvested restricted stock awards and performance stock awards that contain non-forfeitable distribution equivalent rights are considered participating securities and therefore are included in the earnings per share calculation pursuant to the two-class method.

11.    EQUITY-BASED COMPENSATION

Under the Equity Plan approved by the board of directors, the Company is authorized to issue up to 11.8 million shares of incentive and non-statutory stock options, restricted stock awards and restricted stock units, performance awards and stock appreciation rights to eligible employees. The Company currently has outstanding restricted stock units and performance-based restricted stock units under the Equity Plan. At June 30, 2025, approximately 3.7 million shares of common stock remain available for future grants under the Equity Plan. The Company classifies its restricted stock units and performance-based restricted stock units as equity-based awards and estimates the fair values of restricted stock awards and units as the closing price of the Company’s common stock on the grant date of the award, which is expensed over the applicable vesting period.

In addition to the Equity Plan, Viper maintains its own long-term incentive plan, which is not significant to the Company.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following table presents the financial statement impacts of equity compensation plans and related costs on the Company’s financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
General and administrative expenses	$21	$19	$39	$33
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	$10	$7	$15	$14

Restricted Stock Units

The following table presents the Company’s restricted stock unit activity during the six months ended June 30, 2025 under the Equity Plan:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2024	645,408	$159.84
Granted	668,787	$149.34
Vested	(125,453)	$160.02
Forfeited	(40,213)	$154.19
Unvested at June 30, 2025	1,148,529	$153.90

The aggregate grant date fair value of restricted stock units that vested during the six months ended June 30, 2025 was $20 million. As of June 30, 2025, the Company’s unrecognized compensation cost related to unvested restricted stock units was $138 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Performance Based Restricted Stock Units

The following table presents the Company’s performance restricted stock units activity under the Equity Plan for the six months ended June 30, 2025:

	Performance Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2024	278,902	$278.72
Granted	186,519	$217.98
Vested	(6,590)	$158.96
Unvested at June 30, 2025(1)	458,831	$256.13
(1)A maximum of 1,107,526 units could be awarded based upon the Company’s final TSR ranking.

As of June 30, 2025, the Company’s unrecognized compensation cost related to unvested performance based restricted stock awards and units was $64 million, which is expected to be recognized over a weighted-average period of 1.8 years.

In March 2025, eligible employees received performance restricted stock unit awards totaling 171,638 units from which a minimum of 0% and a maximum of 200% of the units could be awarded based upon the measurement of total stockholder return of the Company’s common stock as compared to a designated peer group during the three-year performance period of January 1, 2025 to December 31, 2027 and cliff vest at December 31, 2027 subject to continued employment. The initial payout of the March 2025 awards will be further adjusted by a TSR modifier that may reduce the payout or increase the payout up to a maximum of 250%. Additionally, in May 2025 the Company granted 14,881 performance restricted stock units under substantially the same terms as the March 2025 performance restricted stock unit awards.

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

The following table presents a summary of the grant-date fair values of performance restricted stock units granted and the related assumptions for the awards granted during the periods presented:

	March 2025	May 2025
Grant-date fair value	$222.34	$167.75
Risk-free rate	3.99%	4.00%
Company volatility	34.60%	33.30%

12.    INCOME TAXES

The following table provides the Company’s provision for (benefit from) income taxes and the effective income tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except for tax rate)
Provision for (benefit from) income taxes	$204	$252	$607	$475
Effective income tax rate	21.6%	22.0%	21.4%	21.8%

Total income tax expense from continuing operations for the three and six months ended June 30, 2025 differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income primarily due to (i) state income taxes, net of federal benefit, (ii) the effect of research and development tax credits, (iii) limitations on the deduction of certain permanent items, and (iv) other permanent differences between book and taxable income. For the three and six months ended June 30, 2024, total income tax expense from continuing operations differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income primarily due to (i) state income taxes, net of federal benefit, and (ii) the impact of permanent differences between book and taxable income.

On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (the “Act”), was enacted. The Act included multiple provisions applicable to U.S. income taxes for businesses, including immediate expensing of research or experimental expenses, bonus depreciation for qualified tangible property, deductible intangible drilling costs for purposes of the corporate alternative minimum tax, and enhancements to limits on business interest expense deductions. Management is currently evaluating the Act, which will be accounted for in the period of enactment, to determine its impact on the Company. A favorable impact to the Company’s current income tax balances, primarily offset by changes to the Company’s deferred income tax balances, is anticipated based on currently available guidance.

In connection with the 2025 Drop Down in May 2025, the Company recorded a $170 million increase in tax payable and a $164 million decrease in deferred tax liability through paid in capital. Due to the resulting increase in the Company’s ownership of Viper LLC, the Company recorded a $202 million decrease to deferred tax liability, and a $212 million decrease in the deferred tax asset through non-controlling interest on the Company’s condensed consolidated balance sheet.

In connection with the closing of the Endeavor Acquisition, the Company recognized a $7.2 billion deferred tax liability.

Based on application of the Inflation Reduction Act of 2022 guidance, the Company’s income tax expense for the three and six months ended June 30, 2025 was not impacted by the corporate alternative minimum tax.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
13.    DERIVATIVES

At June 30, 2025, the Company has commodity derivative contracts and interest rate swaps outstanding. All derivative financial instruments are recorded at fair value.

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

As of June 30, 2025, the Company had the following outstanding commodity derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Collars
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Weighted Average Differential	Weighted Average Floor Price	Weighted Average Ceiling Price
OIL
Jul. - Dec.	2025	Roll Swap	50,000	WTI Cushing	$1.09	$—	$—
Jul. - Dec.	2025	Basis Swap(1)	76,000	Argus WTI Midland	$1.05	$—	$—
NATURAL GAS
Jul. - Dec.	2025	Costless Collar	690,000	Henry Hub	$—	$2.49	$5.28
Jan. - Dec.	2026	Costless Collar	800,000	Henry Hub	$—	$2.88	$6.34
Jan. - Dec.	2027	Costless Collar	220,000	Henry Hub	$—	$3.09	$6.47
Jul. - Dec.	2025	Basis Swap(1)	610,000	Waha Hub	$(0.98)	$—	$—
Jul. - Dec.	2025	Basis Swap(1)	20,000	HSC Hub	$(0.49)	$—	$—
Jan. - Dec.	2026	Basis Swap(1)	530,000	Waha Hub	$(1.64)	$—	$—
Jan. - Dec.	2026	Basis Swap(1)	80,000	HSC Hub	$(0.36)	$—	$—
Jan. - Dec.	2027	Basis Swap(1)	240,000	Waha Hub	$(1.48)	$—	$—
Jan. - Dec.	2027	Basis Swap(1)	20,000	HSC Hub	$(0.26)	$—	$—
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

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Strike Price	Deferred Premium
OIL
Jul. - Sep.	2025	Put	41,000	Brent	$55.61	$1.53
Jul. - Sep.	2025	Put	107,000	Argus WTI Houston	$54.53	$1.63
Jul. - Sep.	2025	Put	158,000	WTI Cushing	$54.29	$1.56
Oct. - Dec.	2025	Put	36,000	Brent	$54.31	$1.60
Oct. - Dec.	2025	Put	100,000	Argus WTI Houston	$53.00	$1.68
Oct. - Dec.	2025	Put	153,000	WTI Cushing	$53.77	$1.62
Jan. - Mar.	2026	Put	19,000	Brent	$53.68	$1.71
Jan. - Mar.	2026	Put	30,000	Argus WTI Houston	$52.50	$1.70
Jan. - Mar.	2026	Put	55,000	WTI Cushing	$54.55	$1.50
Apr. - Jul.	2026	Put	5,000	Argus WTI Houston	$50.00	$1.85
Apr. - Jul.	2026	Put	5,000	WTI Cushing	$50.00	$1.85

Interest Rate Swaps and Treasury Locks

Interest Rate Swaps

As of June 30, 2025, the Company has two receive-fixed, pay-variable interest rate swap agreements for notional amounts of $150 million and $300 million, respectively, which are considered economic hedges of the Company’s 3.50% fixed rate senior notes due 2029 (the “2029 Notes”). During the second quarter of 2025, the Company terminated and settled an aggregate $450 million of the previous $900 million notional amount of interest rate swaps for an aggregate loss of $52 million recognized in the caption “Gain (loss) on derivative instruments, net” on the condensed consolidated statements of operations for the three and six months ended June 30, 2025. The Company receives a fixed 3.50% rate of interest on these swaps and pays the variable rate of SOFR plus 2.1865%. The interest rate swaps are not treated as hedges for accounting purposes and, as a result, changes in fair value are recorded in earnings under the caption “Gain (loss) on derivative instruments, net” in the condensed consolidated statements of operations.

The interest rate swaps were designated as fair value hedges at inception, but the Company subsequently elected to discontinue hedge accounting. The cumulative fair value basis adjustment recorded at the time of dedesignation is being amortized to interest expense over the remaining term of the 2029 Notes utilizing the effective interest method. See Note 9—Debt for further details.

Treasury Locks

From time to time the Company enters into certain treasury lock contracts to reduce the forecasted interest rate risk associated with the issuance of senior unsecured notes. Changes in the value and settlement of treasury locks are recognized under the caption “Gain (loss) on derivative instruments, net” on the condensed consolidated statements of operations.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Gain (loss) on derivative instruments, net:
Commodity contracts	$(203)	$54	$11	$38
Interest rate swaps(1)	7	(11)	18	(43)
2026 WTI Contingent Liability	(1)	—	1	—
Treasury locks	—	(25)	(1)	(25)
Total	$(197)	$18	$29	$(30)

Net cash received (paid) on settlements:
Commodity contracts	$23	$24	$109	$20
Interest rate swaps(1)	(60)	(27)	(60)	(27)
Treasury locks	—	(25)	(1)	(25)
Total	$(37)	$(28)	$48	$(32)
(1)The three and six months ended June 30, 2025 includes cash paid on interest rate swaps terminated prior to their contractual maturity of $52 million.

14.    FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As discussed in Note 14—Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, certain financial instruments of the Company are reported at fair value on the Company’s condensed consolidated balance sheets. The net amounts of derivative instruments are classified as current or noncurrent based on their anticipated settlement dates. The Company has an immaterial investment that is reported at fair value using observable, quoted stock prices and is included in “Other assets” on the Company’s condensed consolidated balance sheets at June 30, 2025 and December 31, 2024.

Viper LLC’s 2026 WTI Contingent Liability is reported at fair value using observable market data inputs and a Monte Carlo pricing model, which are considered Level 2 inputs within the fair value hierarchy. The 2026 WTI Contingent Liability was recorded in “Other accrued liabilities” on the Company’s condensed consolidated balance sheet at June 30, 2025 and in “Other long-term liabilities” on the Company’s consolidated balance sheet at December 31, 2024. The change in fair value of the 2026 WTI Contingent Liability is recognized in “Gain (loss) on derivative instruments, net” on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following table provides the fair value of financial instruments that are recorded at fair value in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Derivative instruments:
Commodity derivative instruments	$—	$273	$—	$273	$(156)	$117
Non-current assets- Derivative instruments:
Commodity derivative instruments	$—	$64	$—	$64	$(64)	$—
Non-current assets- Other assets:
Investment	$50	$—	$—	$50	$—	$50
Liabilities:
Current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$164	$—	$164	$(156)	$8
Interest rate swaps	$—	$13	$—	$13	$—	$13
Current liabilities- Other accrued liabilities:
2026 WTI Contingent Liability	$—	$30	$—	$30	$—	$30
Non-current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$124	$—	$124	$(64)	$60
Interest rate swaps	$—	$33	$—	$33	$—	$33

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Derivative instruments:
Commodity derivative instruments	$—	$274	$—	$274	$(106)	$168
Non-current assets- Derivative instruments:
Commodity derivative instruments	$—	$19	$—	$19	$(17)	$2
Non-current assets- Other assets:
Investment	$8	$—	$—	$8	$—	$8
Liabilities:
Current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$121	$—	$121	$(106)	$15
Interest rate swaps	$—	$28	$—	$28	$—	$28
Non-current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$27	$—	$27	$(17)	$10
Interest rate swaps	$—	$96	$—	$96	$—	$96
Non-current liabilities- Other long-term liabilities:
2026 WTI Contingent Liability	$—	$30	$—	$30	$—	$30

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
Debt	$15,133	$14,903	$12,975	$12,564

The fair values of the Company’s credit agreement, the Viper LLC Revolving Credit Facility, the 2025 Term Loan Agreement and Tranche A Loans (prior to repayment and termination) approximate their carrying values based on borrowing rates available to the Company for bank loans with similar terms and maturities and are classified as Level 2 in the fair value hierarchy. The fair values of the outstanding notes were determined using the quoted market price at each period end, a Level 1 classification in the fair value hierarchy.

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

Fair Value of Financial Assets

The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, funds held in escrow, accounts payable and other accrued liabilities approximate their fair value because of the short-term nature of the instruments.

15.    SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2025	2024
	(In millions)
Supplemental disclosure of cash flow information:
Cash (paid) received for income taxes, net	$(924)	$(260)
Supplemental disclosure of non-cash transactions:
Accrued capital expenditures included in accounts payable and accrued expenses	$850	$659
Common shares issued for acquisitions	$(1,101)	$—
Viper LLC’s units issued for acquisition	$(119)	$—

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

Several coastal Louisiana parishes and the State of Louisiana have filed numerous lawsuits under Louisiana’s State and Local Coastal Resources Management Act (“SLCRMA”) against numerous oil and gas producers seeking damages for coastal erosion in or near oil fields located within Louisiana’s coastal zone. The Company is a defendant in five of these cases. The Company has exercised contractual indemnification rights where applicable. Plaintiffs’ SLCRMA theories are unprecedented and there remains significant uncertainty about the claims (both as to scope and damages). Although the Company cannot predict the ultimate outcome of these matters, the Company believes the claims lack merit and intends to continue vigorously defending these lawsuits.

17.    SUBSEQUENT EVENTS

Second Quarter 2025 Dividend Declaration

On July 31, 2025, the board of directors of the Company declared a base cash dividend for the second quarter of 2025 of $1.00 per share of common stock, payable on August 21, 2025 to its stockholders of record at the close of business on August 14, 2025. Future base and variable dividends are at the discretion of the Company’s board of directors.

Increase in Stock Repurchase Program Authorization

On July 31, 2025, the board of directors of the Company approved a $2.0 billion increase in stock repurchase authorization under the Company’s existing stock repurchase program from $6.0 billion to $8.0 billion, excluding excise tax. As of August 1, 2025, approximately $3.5 billion remains available for future repurchases under such stock repurchase program, excluding excise tax. The stock repurchase program has no time limit and may be suspended, modified, or discontinued by the board of directors at any time.

Viper 2025 Notes Offering

On July 23, 2025, Viper LLC, as the issuer, and Viper as guarantor, completed an underwritten public offering (the “Viper 2025 Notes Offering”) of $1.6 billion in aggregate principal amount of Viper LLC’s senior notes consisting of (i) $500 million aggregate principal amount of 4.900% senior notes due August 1, 2030 (the “Viper 2030 Notes”), and (ii) $1.1 billion aggregate principal amount of 5.700% senior notes due August 1, 2035 (the “Viper 2035 Notes” and together with the Viper 2030 Notes, the “Viper 2025 Notes”). Viper received net proceeds of approximately $1.58 billion, after underwriters’ discounts and transaction costs. Interest on the Viper 2025 Notes is payable semi-annually in February and August of each year. Concurrently, Viper LLC used a portion of the proceeds to redeem or satisfy and discharge, as discussed below, $780 million in aggregate principal amounts of Viper’s senior notes. Viper intends to use the remaining proceeds from the Viper 2025 Notes (i) if the pending Sitio Acquisition is consummated, to redeem Sitio’s 7.875% senior notes due 2028, repay borrowings under Sitio’s revolving credit facility and pay any fees, costs and expenses related to the redemption or repayment of such debt, and (ii) for general corporate purposes. Viper LLC is not obligated to redeem or repurchase the Viper 2025 Notes if the pending Sitio Acquisition is not consummated.

The Viper 2025 Notes are senior unsecured obligations and are fully and unconditionally guaranteed by Viper and following the completion of the pending Sitio Acquisition will be fully and unconditionally guaranteed by both Viper and New Viper. The Viper 2025 Notes have been registered under the Securities Act.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Viper Redemption of Notes

On July 23, 2025, using proceeds from the Viper 2025 Notes Offering, Viper (i) redeemed all of its outstanding 7.375% senior notes due 2031 (the “Viper 2031 Notes”) for total cash consideration of approximately $434 million including the applicable redemption premium and accrued and unpaid interest up to, but not including, the redemption date, and (ii) issued and delivered a notice of redemption to redeem all of its outstanding Viper 2027 Notes on November 1, 2025, for total cash consideration, including payment of interest due to, but not including, the redemption date at a redemption price equal to 100% of the principal amount of the Viper 2027 Notes. Viper irrevocably deposited with Computershare Trust Company, National Association, the trustee under the indenture governing the Viper 2027 Notes, approximately $390 million, which is sufficient to pay the redemption amount of the Viper 2027 Notes. Following the deposit of the funds, the Viper 2027 Notes indenture was satisfied and discharged in accordance with its terms and ceased to be of further effect as to the Viper 2027 Notes issued thereunder, except those provisions of the indenture that, by their terms, survive the satisfaction and discharge. The satisfaction and discharge of the Viper 2027 Notes did not represent a legal defeasance or release, and as such, the Viper 2027 Notes will remain on the Company’s balance sheet as a short-term obligation until redeemed on November 1, 2025.

Viper 2025 Term Loan

On July 23, 2025, Viper LLC and Viper entered into a term loan credit agreement with Goldman Sachs Bank USA (the “Viper 2025 Term Loan Credit Agreement”) providing for a two-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $500 million (the “Viper 2025 Term Loan”) to be guaranteed by Viper and, upon completion of the pending Sitio Acquisition, by New Viper. As of the date of this report, the Viper 2025 Term Loan was undrawn. Viper LLC intends to draw on the Viper 2025 Term Loan at the closing of the pending Sitio Acquisition to partially redeem and/or repay Sitio’s debt. Following the consummation of the pending Sitio Acquisition, New Viper will fully and unconditionally guarantee the obligations under the Viper 2025 Term Loan.

Borrowings under the Viper 2025 Term Loan Credit Agreement bear interest at a per annum rate elected by Viper LLC that is equal to term SOFR or an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 1-month term SOFR plus 1.0%, subject to a 1.0% floor), in each case plus the applicable margin. The applicable margin ranges from 0.250% to 1.125% per annum in the case of the alternate base rate loans and from 1.250% to 2.125% per annum in the case of term SOFR loans, in each case based on the pricing level. The pricing level depends on the rating of Viper’s long-term senior unsecured debt by certain ratings agencies. In addition, the fee on undrawn commitments is equal to 0.20% per annum on the aggregate principal amount of such commitments and accrues from and after the date that is 90 days after July 23, 2025 to but excluding the earliest of (i) the date on which the Viper 2025 Term Loan is funded, (ii) if the Applicable Margin Election (as defined in the Viper 2025 Term Loan Credit Agreement) is made, the Sitio Initial Outside Date (as defined in the Viper 2025 Term Loan Credit Agreement) and (iii) the termination or expiration of the commitments in respect of the Viper 2025 Term Loan Credit Agreement, and other fees as set forth therein.

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

Overview

We are an independent oil and natural gas company currently focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. As discussed in Note 1—Description of the Business and Basis of Presentation and Note 18—Segment Information of the notes to the condensed consolidated financial statements, as of June 30, 2025, we have one reportable segment, the upstream segment.

Second Quarter 2025 Financial and Operating Highlights

•Recorded net income of $699 million.

•Paid dividends to stockholders of $291 million during the second quarter of 2025 and declared a base cash dividend payable in the third quarter of 2025 of $1.00 per share of common stock.

•Repurchased $398 million of our common stock, excluding excise taxes, and had approximately $1.7 billion available for future repurchases under our common stock repurchase program at June 30, 2025.

•Our cash operating costs were $10.10 per BOE, including lease operating expenses of $5.26 per BOE, cash general and administrative expenses of $0.55 per BOE and production and ad valorem taxes of $2.56 per BOE and gathering, processing and transportation expenses of $1.73 per BOE.

•Our average production was 919.9 MBOE/d.

•Drilled 121 gross horizontal wells in the Midland Basin and one gross horizontal well in the Delaware Basin, and turned 116 gross operated horizontal wells (108 in the Midland Basin and eight in the Delaware Basin) to production.

•Cash capital expenditures, excluding acquisitions, of $864 million.

Transactions and Recent Developments

Diamondback Acquisitions and Divestitures

2025 Drop Down Transaction

On May 1, 2025, our wholly owned subsidiary EER LP divested the Endeavor Subsidiaries to Viper and Viper LLC in exchange for consideration consisting of (i) $1.0 billion in cash, and (ii) the issuance of 69.63 million Viper LLC units and an equal number of shares of Viper’s Class B common stock (which securities are exchangeable for an equal number of Viper’s Class A common stock), subject to transaction costs and certain customary post-closing adjustments. Viper funded the cash consideration for the 2025 Drop Down with a portion of the proceeds from the Viper 2025 Equity Offering and borrowings under Viper LLC’s revolving credit facility. The mineral and royalty interests held and divested by the Endeavor Subsidiaries at closing of the 2025 Drop Down represented approximately 24,446 net royalty acres located primarily in the Permian Basin. The Endeavor Subsidiaries sold in the 2025 Drop Down were acquired by us in the recently completed Endeavor Acquisition.

Double Eagle Acquisition

On April 1, 2025, we completed the Double Eagle Acquisition for consideration of $3.0 billion in cash and approximately 6.84 million shares of our common stock, subject to transaction costs and certain customary post-closing adjustments. The Double Eagle Acquisition consisted of approximately 67,700 gross (40,000 net) acres, which are primarily located in the Midland Basin, and approximately 407 gross (342 net) horizontal locations in primary development targets. We funded the cash portion of the Double Eagle Acquisition through a combination of proceeds from the 2035 Notes, proceeds from the 2025 Term Loan Agreement and borrowings under our credit facility.

Viper Acquisition

Pending Sitio Acquisition

On June 2, 2025, Viper and Viper LLC entered into the Sitio Merger Agreement with Sitio and Sitio OpCo in an all-equity transaction valued at approximately $4.1 billion, including the redemption of Sitio’s net debt of approximately $1.1 billion as of June 30, 2025. The mineral and royalty interests to be acquired in the pending Sitio Acquisition represent approximately 25,300 net royalty acres in the Permian Basin and approximately 9,000 net royalty acres in the Denver-Julesburg, Eagle Ford and Williston basins, for total acreage of approximately 34,300 net royalty acres. Upon completion of the pending Sitio Acquisition, Viper expects to own 85,700 net royalty acres in the Permian Basin, approximately 43% of which will be operated by us and an average 1.8% net royalty interest in approximately 33,300 gross producing horizontal wells (approximately 608 net wells) with estimated average production of 64 - 68 MBO/d (122 - 130 MBOE/d) in the fourth quarter of 2025. The pending Sitio Acquisition is expected to close in the third quarter of 2025, subject to approval by a majority of the stockholders of Sitio and the satisfaction or waiver of other closing conditions. On June 2, 2025, Diamondback, Diamondback E&P and EER LLP, who together hold a majority of the voting power of Viper’s common stock, delivered a written consent approving the Sitio Merger Agreement, which constitutes the requisite approval of Viper’s stockholders under the Sitio Merger Agreement.

See Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for further discussion of the transactions above.

Repurchase of Notes

In the second quarter of 2025, we opportunistically repurchased an aggregate principal amount of approximately $252 million of our outstanding senior notes, which consisted of $27 million of our 3.125% Senior Notes due 2031, $111 million of our 4.400% Senior Notes due 2051, $94 million of our 4.250% Senior Notes due 2052 and $20 million of our 5.750% Senior Notes due 2054, all in open market transactions for total cash consideration of $196 million, including accrued interest paid, at an average of 76.8% of par value. Further, Viper also opportunistically repurchased principal amounts of $50 million of its Viper 2027 Notes in open market transactions for total cash consideration of $50 million, at an average of 99.7% of par value. We may in the future opportunistically repurchase outstanding debt securities, in open market or privately negotiated transactions.

Capital Transactions

Viper 2025 Notes Offering and Redemption of Notes

On July 23, 2025, Viper LLC issued the Viper 2025 Notes for an aggregate principal amount of $1.6 billion. Viper used a portion of the net proceeds from the Viper 2025 Notes to redeem or satisfy and discharge, as applicable, $780 million in aggregate principal amount of their previously outstanding senior notes, including accrued interest paid and redemption premiums. Viper intends to use the remaining net proceeds (i) if the pending Sitio Acquisition is consummated, to redeem Sitio’s 7.875% senior notes due 2028, repay borrowings under Sitio’s revolving credit facility and pay any fees, costs and expenses related to the redemption or repayment of such debt, and (ii) for general corporate purposes. Viper LLC is not obligated to redeem or repurchase the Viper 2025 Notes if the pending Sitio Acquisition is not consummated.

Viper 2025 Term Loan

On July 23, 2025, Viper LLC entered into the Viper 2025 Term Loan for a two-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $500 million. Viper intends to draw on the term loan to partially redeem or repay, as applicable, Sitio’s debt at the closing of the pending Sitio Acquisition.

Viper LLC’s Revolving Credit Facility

On June 12, 2025, Viper and Viper LLC entered into the Viper LLC Revolving Credit Facility which replaced the previous revolving credit facility. As of June 30, 2025, the Viper LLC Revolving Credit Facility is guaranteed by certain subsidiaries of Viper LLC, and upon completion of the pending Sitio Acquisition, such subsidiary guarantee will be released and New Viper will become a guarantor under the Viper LLC Revolving Credit Facility. The Viper LLC Revolving Credit

Facility provides for a senior unsecured revolving credit facility with a commitment amount of $1.5 billion and will mature on June 12, 2030, unless extended in accordance with the terms thereof.

2025 Term Loan Agreement

In connection with the Double Eagle Acquisition, we entered into the 2025 Term Loan Agreement. The 2025 Term Loan Agreement provided the Company with the ability to borrow up to $1.5 billion, which we drew in a single borrowing to fund a portion of the cash consideration for the Double Eagle Acquisition.

See Note 9—Debt and Note 17—Subsequent Events of the notes to the condensed consolidated financial statements for further discussion of the transactions above.

Commodity Prices

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Regional and worldwide economic activity, changes in trade or other government policies or regulations, including with respect to tariffs or other trade barriers, and any resulting trade tensions, extreme weather conditions and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. During the six months ended June 30, 2025 and 2024, WTI prices averaged $70.81 and $78.81 per Bbl, respectively, and Henry Hub prices averaged $3.69 and $2.21 per MMBtu, respectively.

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

As of June 30, 2025, we had approximately 859,203 net acres, which primarily consisted of approximately 742,522 net acres in the Midland Basin and 116,681 net acres in the Delaware Basin.

The following table sets forth the total number of operated horizontal wells drilled and completed during the periods indicated:

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
	Drilled		Completed(1)		Drilled		Completed(2)
Area:	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Midland Basin	121	113	108	103	245	229	224	215
Delaware Basin	1	1	8	6	3	3	15	13
Total	122	114	116	109	248	232	239	228
(1)The average lateral length for the wells completed during the second quarter of 2025 was 13,402 feet. Operated completions during the second quarter of 2025 consisted of 31 Wolfcamp B wells, 21 Lower Spraberry wells, 14 Wolfcamp A wells, 13 Middle Spraberry wells, 11 Jo Mill wells, eight Dean wells, eight Upper Spraberry wells, five Third Bone Spring wells, three Wolfcamp D wells and two Barnett wells.
(2)The average lateral length for the wells completed during the six months ended June 30, 2025 was 12,656 feet. Operated completions during the six months ended June 30, 2025 consisted of 53 Wolfcamp B wells, 49 Lower Spraberry wells, 44 Wolfcamp A wells, 28 Jo Mill wells, 21 Middle Spraberry wells, 12 Dean wells, 10 Upper Spraberry wells, eight Third Bone Spring wells, six Wolfcamp D wells, six Barnett wells and two Second Bone Spring wells.

As of June 30, 2025, we operated the following wells:

	As of June 30, 2025
	Vertical Wells		Horizontal Wells		Total
Area:	Gross	Net	Gross	Net	Gross	Net
Midland Basin	4,598	4,359	4,599	4,302	9,197	8,661
Delaware Basin	170	150	515	476	685	626
Total	4,768	4,509	5,114	4,778	9,882	9,287

As of June 30, 2025, we and Viper held interests in 33,922 gross (9,687 net) wells, including 2,499 gross (378 net) wells in which we have a non-operated working interest.

In the second quarter of 2025, we released four rigs, reducing our activity from 17 rigs to 13 rigs. We currently expect to run 13 to 14 rigs and five completion crews for the remainder of 2025 to execute on our capital and operating plan discussed below. We continue to test ways to maximize efficiency and reduce costs in all facets of our organization, fighting the headwinds of lower commodity prices and increased steel prices due to tariffs directly increasing our casing costs. We expect casing costs to increase almost 25% through the course of 2025, raising the breakeven cost of nearly every well drilled in the United States in 2025.

Guidance

Our revised development plan, which does not give effect to the pending Sitio Acquisition, is presented below. Under our revised development plan, given the volatility in commodity markets and macroeconomic uncertainty, we intend to hold oil production flat for the remainder of 2025, reduce capital expenditures while maintaining one of the highest drilled but uncompleted inventories in the Permian Basin and use free cash flow to pay down debt and repurchase stock under our enhanced stock repurchase program. We believe this plan will allow us to maintain flexibility at current commodity prices and when commodity prices improve.

The following table presents our updated estimates of certain financial and operating results for the full year of 2025 and the third quarter of 2025:

2025 Guidance
Net production - MBOE/d	890 - 910 (from 857 - 900)
Oil production - MBO/d	485 - 492 (from 480 - 495)
Q3 2025 oil production - MBO/d (total - MBOE/d)	485 - 495 (890 - 920)

(Unit costs $/BOE):
Lease operating expenses, including workovers	$5.30 - $5.70 (from $5.65 - $6.05)
General and administrative expenses - cash	$0.60 - $0.75
Non-cash stock-based compensation	$0.25 - $0.35
Depreciation, depletion, amortization and accretion	$14.50 - $15.50 (from $14.00 - $15.00)
Interest expense (net of interest income)	$0.60 - $0.80 (from $0.40 - $0.65)
Gathering, processing and transportation	$1.60 - $1.75 (from $1.40 - $1.60)

Production and ad valorem taxes (% of revenue)	~7%
Corporate tax rate (% of pre-tax income)	23%
Cash tax rate (% of pre-tax income)	15% - 18% (from 19% - 22%)
Q3 2025 cash taxes (in millions)(1)(2)	$50 - $110
(1) Includes approximately $20-25 million from gains on sales of assets expected to close in the third quarter.
(2) Includes estimated favorable impact on the year-to-date period of tax legislation enacted in the third quarter.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and March 31, 2025

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

The following table sets forth selected operating data for the three months ended June 30, 2025 and March 31, 2025:

	Three Months Ended
	June 30, 2025	March 31, 2025
Revenues (In millions):
Oil sales	$2,852	$3,039
Natural gas sales	97	212
Natural gas liquid sales	367	406
Total oil, natural gas and natural gas liquid revenues	$3,316	$3,657

Production Data:
Oil (MBbls)	45,108	42,835
Natural gas (MMcf)	110,119	100,578
Natural gas liquids (MBbls)	20,248	16,961
Combined volumes (MBOE)(1)	83,709	76,559

Daily oil volumes (BO/d)	495,692	475,944
Daily combined volumes (BOE/d)	919,879	850,656

Average Prices:
Oil ($ per Bbl)	$63.23	$70.95
Natural gas ($ per Mcf)	$0.88	$2.11
Natural gas liquids ($ per Bbl)	$18.13	$23.94
Combined ($ per BOE)	$39.61	$47.77

Oil, hedged ($ per Bbl)(2)	$62.34	$70.06
Natural gas, hedged ($ per Mcf)(2)	$1.45	$3.34
Natural gas liquids, hedged ($ per Bbl)(2)	$18.13	$23.94
Average price, hedged ($ per BOE)(2)	$39.89	$48.89
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables provide information on the mix of our production for the three months ended June 30, 2025 and March 31, 2025:

	Three Months Ended
	June 30, 2025	March 31, 2025
Oil (MBbls)	54%	56%
Natural gas (MMcf)	22	22
Natural gas liquids (MBbls)	24	22
	100%	100%

	Three Months Ended June 30, 2025				Three Months Ended March 31, 2025
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
Production Data:
Oil (MBbls)	41,639	3,417	52	45,108	39,341	3,460	34	42,835
Natural gas (MMcf)	100,981	8,785	353	110,119	90,341	9,961	276	100,578
Natural gas liquids (MBbls)	18,846	1,390	12	20,248	15,769	1,155	37	16,961
Total (MBOE)	77,315	6,271	123	83,709	70,167	6,275	117	76,559

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the second quarter of 2025 decreased by $0.3 billion to $3.3 billion compared to the first quarter of 2025. The net decrease was due to a $601 million reduction related to lower average prices received for our oil, natural gas and natural gas liquids production, which was partially offset by a $260 million increase attributable to the 9% growth in our combined production volumes.

Approximately 65% of the increase in our combined production volumes is attributable to the Double Eagle Acquisition. The remainder of production growth is largely attributable to new wells added between periods.

Net Sales of Purchased Oil. We have entered into purchase transactions and separate sales transactions with third parties to satisfy certain of our unused oil pipeline capacity commitments. The following table presents the net sales of purchased oil from third parties for the three months ended June 30, 2025 and March 31, 2025:

	Three Months Ended
(In millions)	June 30, 2025	March 31, 2025
Sales of purchased oil	$335	$374
Purchased oil expense	331	382
Net sales of purchased oil	$4	$(8)

Other Revenues. The following table presents other insignificant revenue for the three months ended June 30, 2025 and March 31, 2025:

	Three Months Ended
(In millions)	June 30, 2025	March 31, 2025
Other operating income	$27	$17

Lease Operating Expenses. The following table shows lease operating expenses for the three months ended June 30, 2025 and March 31, 2025:

	Three Months Ended
	June 30, 2025		March 31, 2025
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$440	$5.26	$408	$5.33

Lease operating expenses increased for the second quarter of 2025 compared to the first quarter of 2025 primarily due to (i) a $14 million increase due to higher production volumes primarily driven by the Double Eagle Acquisition and to a lesser extent, legacy wells, (ii) $13 million in additional well workover costs, and (iii) a $10 million increase related to changes in cost estimates for water disposal associated with the Endeavor Acquisition, and (iv) other individually insignificant offsetting changes.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the three months ended June 30, 2025 and March 31, 2025:

	Three Months Ended
	June 30, 2025			March 31, 2025
(In millions, except per BOE amounts)	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue
Production taxes	$156	$1.86	4.7%	$171	$2.23	4.7%
Ad valorem taxes	58	0.70	1.8	57	0.75	1.5
Total production and ad valorem expense	$214	$2.56	6.5%	$228	$2.98	6.2%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of oil, natural gas and natural gas liquids revenue remained consistent from the first quarter of 2025 to the second quarter of 2025.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes remained relatively consistent during the second quarter of 2025 compared to the first quarter of 2025.

Gathering, Processing and Transportation Expense. The following table shows gathering, processing and transportation expense for the three months ended June 30, 2025 and March 31, 2025:

	Three Months Ended
	June 30, 2025		March 31, 2025
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering, processing and transportation	$145	$1.73	$111	$1.45

The increase in gathering, processing and transportation expenses is primarily attributable to (i) a $15 million increase associated with transportation costs incurred to meet our minimum volume commitments on certain pipelines, (ii) an $11 million increase related to production volumes from properties acquired in connection with the Double Eagle Acquisition, (iii) a $7 million increase due to a new firm transportation contract that became effective in the second quarter of 2025, and (iv) other individually insignificant items.

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the three months ended June 30, 2025 and March 31, 2025:

	Three Months Ended
(In millions, except BOE amounts)	June 30, 2025	March 31, 2025
Depletion of proved oil and natural gas properties	$1,230	$1,065
Depreciation and amortization of other property and equipment	23	23
Other amortization	4	—
Asset retirement obligation accretion	9	9
Depreciation, depletion, amortization and accretion	$1,266	$1,097
Oil and natural gas properties depletion rate per BOE	$14.69	$13.91
Depreciation, depletion, amortization and accretion per BOE	$15.12	$14.33

Depletion of proved oil and natural gas properties increased by $165 million in the second quarter of 2025 compared to the first quarter of 2025. This change was comprised of a $100 million increase due to growth in production volumes and a $65 million increase due to the higher depletion rate in the second quarter of 2025 following the Double Eagle Acquisition.

General and Administrative Expenses. The following table shows general and administrative expenses for the three months ended June 30, 2025 and March 31, 2025:

	Three Months Ended
	June 30, 2025		March 31, 2025
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$46	$0.55	$55	$0.72
Non-cash stock-based compensation	21	0.25	18	0.24
Total general and administrative expenses	$67	$0.80	$73	$0.96

General and administrative expenses decreased in the second quarter of 2025 compared to the first quarter of 2025 primarily due to a reduction in anticipated discretionary employee compensation.

Other Operating Costs and Expenses. The following table shows other operating costs and expenses for the three months ended June 30, 2025 and March 31, 2025:

	Three Months Ended
(In millions)	June 30, 2025	March 31, 2025
Merger and transaction expenses	$40	$37
Other operating expenses	$36	$39

Merger and transaction expenses for the second quarter of 2025 primarily consisted of (i) $29 million of advisory, legal and filing fees related to the 2025 Drop Down, and (ii) $13 million of employee severance and other costs incurred in connection with the Endeavor Acquisition. Merger and transaction expenses for the first quarter of 2025 primarily consisted of (i) $23 million of employee severance costs and $2 million of information technology and other integration service costs incurred in connection with the Endeavor Acquisition, (ii) $10 million in advisory and legal fees related to the TRP Exchange, and (iii) other individually insignificant costs.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the three months ended June 30, 2025 and March 31, 2025:

	Three Months Ended
(In millions)	June 30, 2025	March 31, 2025
Gain (loss) on derivative instruments, net(1)	$(197)	$226
Net cash received (paid) on settlements(1)	$(37)	$85
(1)The three months ended June 30, 2025 includes cash paid on interest rate swaps terminated prior to their contractual maturity of $52 million.

The change from a gain to a loss on derivative instruments for the second quarter of 2025 compared to the first quarter of 2025 primarily reflects (i) a $407 million decrease in the value of our unsettled natural gas contracts due to an increase in market prices for natural gas compared to our contract prices, (ii) a $62 million decrease in cash received on the settlement of natural gas contracts, (iii) $59 million in additional cash payments made on our interest rate swaps, primarily due to the $52 million early termination of an aggregate $450 million of notional interest rate swaps during the second quarter of 2025, and (iv) other individually insignificant changes. These losses were partially offset by gains attributable to (i) a $56 million increase in the value of our remaining interest rate swap contracts driven by a decline in expected future interest rates, and (ii) a $55 million increase in the value of our unsettled oil contracts due to a decline in market prices for oil compared to our contract prices.

See Note 13—Derivatives of the notes to the condensed consolidated financial statements for further details regarding our derivative instruments.

Other Income (Expense). The following table shows other income and expenses for the three months ended June 30, 2025 and March 31, 2025:

	Three Months Ended
(In millions)	June 30, 2025	March 31, 2025
Interest expense, net	$(56)	$(40)
Other income (expense), net	$(2)	$27
Gain (loss) on extinguishment of debt	$55	$—
Income (loss) from equity investments, net	$4	$8

The increase in interest expense, net for the second quarter of 2025 compared to the first quarter of 2025 primarily consists of (i) $22 million in additional interest expense from the 2025 Term Loan Agreement that was drawn on the closing date of the Double Eagle Acquisition, (ii) $15 million in additional interest expense from the 2035 Notes issued in March 2025, and (iii) a $10 million increase in interest expense on our and Viper LLC’s revolving credit facilities due to higher average outstanding borrowings during the second quarter of 2025. These increases were partially offset by a (i) a $24 million increase in capitalized interest costs, which decreased interest expense, (ii) an $8 million decrease due to the termination of our Tranche A Loans in May of 2025, and (iii) other individually insignificant changes.

See Note 9—Debt of the notes to the condensed consolidated financial statements for further details regarding outstanding borrowings.

The decrease in other income (expense), net for the second quarter of 2025 compared to the first quarter of 2025 is primarily due to the first quarter of 2025 including a gain of $42 million related to the receipt of additional proceeds in connection with the WTG Midstream Transaction, which was partially offset by an $11 million increase in the loss on the remeasurement of an investment recorded at fair value, and other individually insignificant items.

See Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for further details regarding the Company’s divestiture activity.

The gain on extinguishment of debt in the second quarter of 2025 is due to the Company opportunistically repurchasing an aggregate principal amount of $252 million of its senior notes for total cash consideration, including accrued interest paid, of approximately $196 million.

See Note 9—Debt of the notes to the condensed consolidated financial statements for further details regarding the Company’s retirement of a portion of its senior notes during the second quarter of 2025.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the three months ended June 30, 2025 and March 31, 2025:

	Three Months Ended
(In millions)	June 30, 2025	March 31, 2025
Provision for (benefit from) income taxes	$204	$403

The change in our income tax provision for the second quarter of 2025 compared to the first quarter of 2025 was primarily due to the decrease in pre-tax income between the periods which resulted largely from changes in revenues, operating expenses and the gain (loss) on derivative contracts as discussed above. See Note 12—Income Taxes of the notes to the condensed consolidated financial statements for further discussion of our income tax expense.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table sets forth selected operating data for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Revenues (In millions):
Oil sales	$5,891	$3,865
Natural gas sales	309	55
Natural gas liquid sales	773	355
Total oil, natural gas and natural gas liquid revenues	$6,973	$4,275

Production Data:
Oil (MBbls)	87,943	50,003
Natural gas (MMcf)	210,697	101,912
Natural gas liquids (MBbls)	37,209	18,167
Combined volumes (MBOE)(1)	160,268	85,155

Daily oil volumes (BO/d)	485,873	274,742
Daily combined volumes (BOE/d)	885,459	467,885

Average Prices:
Oil ($ per Bbl)	$66.99	$77.30
Natural gas ($ per Mcf)	$1.47	$0.54
Natural gas liquids ($ per Bbl)	$20.77	$19.54
Combined ($ per BOE)	$43.51	$50.20

Oil, hedged ($ per Bbl)(2)	$66.10	$76.36
Natural gas, hedged ($ per Mcf)(2)	$2.35	$1.20
Natural gas liquids, hedged ($ per Bbl)(2)	$20.77	$19.54
Average price, hedged ($ per BOE)(2)	$44.19	$50.44
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables set forth the mix of our production data by product and basin for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Oil (MBbls)	55%	59%
Natural gas (MMcf)	22	20
Natural gas liquids (MBbls)	23	21
	100%	100%

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
Production Data:
Oil (MBbls)	80,980	6,877	86	87,943	40,922	9,016	65	50,003
Natural gas (MMcf)	191,322	18,746	629	210,697	75,893	25,712	307	101,912
Natural gas liquids (MBbls)	34,615	2,545	49	37,209	14,209	3,930	28	18,167
Total (MBOE)	147,482	12,546	240	160,268	67,780	17,231	144	85,155

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the six months ended June 30, 2025 increased by $2.7 billion, or 63%, to $7.0 billion from the same period in 2024 primarily due to a $3.4 billion increase driven by the 88% growth in our combined production volumes. This increase was partially offset by a net reduction of $665 million due to lower average prices received for our oil production for the six months ended June 30, 2025.

Approximately 63% of the increase in our combined production volumes is attributable to the Endeavor Acquisition and 6% is attributable to the Double Eagle Acquisition. The remainder of production growth is largely attributable to new wells added between periods.

Net Sales of Purchased Oil. We entered into purchase transactions and separate sale transactions with third parties to satisfy certain of our unused oil pipeline capacity commitments. The following table presents the net sales of purchased oil from third parties for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(In millions)	2025	2024
Sales of purchased oil	$709	$416
Purchased oil expense	713	416
Net sales of purchased oil	$(4)	$—

Other Revenues. The following table shows the other revenues for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(In millions)	2025	2024
Other operating income	$44	$19

Other operating income increased for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to (i) recording $25 million in midstream and service revenues attributable to assets acquired in the Endeavor Acquisition, and (ii) a $10 million increase in lease bonus income received during 2025. These increases were partially offset by a $10 million reduction in midstream revenues following the divestiture of certain midstream assets in connection with the TRP Exchange that closed in the fourth quarter of 2024.

Lease Operating Expenses. The following table shows lease operating expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$848	$5.29	$509	$5.98

Lease operating expenses increased for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to (i) $253 million of costs associated with operating wells acquired in the Endeavor Acquisition, (ii) a $44 million increase from higher legacy production volumes, (iii) a $35 million increase in well workover costs, (iv) $10 million of costs associated with operating wells acquired in the Double Eagle Acquisition, and (v) other individually insignificant changes.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025			2024
(In millions, except per BOE amounts)	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue
Production taxes	$327	$2.04	4.7%	$185	$2.17	4.3%
Ad valorem taxes	115	0.72	1.6	75	0.88	1.8
Total production and ad valorem expense	$442	$2.76	6.3%	$260	$3.05	6.1%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of revenue from sales of oil, natural gas and natural gas liquids increased in 2025 compared to 2024 due primarily to the 2024 period including a $17 million refund for the settlement of an audit, which reduced production taxes in the prior year period.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes for the six months ended June 30, 2025 as compared to the same period in 2024 increased by $40 million, primarily due to additional taxes incurred on properties acquired since June 30, 2024. The rate of ad valorem taxes per BOE and as a percentage of revenue declined due to a reduction in expected ad valorem tax rates on legacy properties for 2025 compared to the rates during 2024.

Gathering, Processing and Transportation Expense. The following table shows gathering, processing and transportation expense for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering, processing and transportation	$256	$1.60	$159	$1.87

The increase in gathering, processing and transportation expenses for the six months ended June 30, 2025 compared to the same period in 2024 is attributable primarily to (i) $25 million associated with production from new wells completed between the six months ended June 30, 2025 and June 30, 2024, (ii) $22 million from additional production from wells acquired in the Endeavor Acquisition, (iii) $15 million associated with transportation costs incurred to meet our minimum volume commitments on certain pipelines, (iv) $12 million related to new firm transportation contracts that became effective during the six months ended June 30, 2025, (v) $11 million from properties acquired as part of the Double Eagle Acquisition, (vi) $7 million from the annual escalation of contractual gathering and transportation rates, and (vii) $5 million related to properties acquired in the TRP Exchange.

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(In millions, except BOE amounts)	2025	2024
Depletion of proved oil and natural gas properties	$2,295	$917
Depreciation and amortization of other property and equipment	46	23
Other amortization	4	4
Asset retirement obligation accretion	18	8
Depreciation, depletion, amortization and accretion	$2,363	$952
Oil and natural gas properties depletion rate per BOE	$14.32	$10.77
Depreciation, depletion, amortization and accretion per BOE	$14.74	$11.18

The increase in depletion of proved oil and natural gas properties of $1.4 billion for the six months ended June 30, 2025 as compared to the same period in 2024 consists primarily of $809 million from growth in production volumes and $569 million due to an increase in the depletion rate resulting largely from the addition of higher value leasehold costs and proved reserves from the Endeavor Acquisition, the Double Eagle Acquisition and, to a lesser extent, Viper’s Tumbleweed Acquisitions subsequent to the second quarter of 2024.

Additionally, depreciation and amortization of other property and equipment increased in connection with the acquisition of other assets in the Endeavor Acquisition.

General and Administrative Expenses. The following table shows general and administrative expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$101	$0.63	$59	$0.69
Non-cash stock-based compensation	39	0.24	33	0.39
Total general and administrative expenses	$140	$0.87	$92	$1.08

General and administrative expenses increased for the six months ended June 30, 2025 compared to the same period in 2024 primarily due to (i) a $30 million increase in employee compensation and benefit costs related to increasing headcount largely from the Endeavor Acquisition and annual discretionary compensation adjustments, (ii) an $11 million increase in software and professional services costs, and (iii) other individually insignificant items.

Other Operating Costs and Expenses. The following table shows the other operating costs and expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(In millions)	2025	2024
Merger and transaction expenses	$77	$15
Other operating expenses	$75	$33

Merger and transaction expenses for the six months ended June 30, 2025 were primarily comprised of (i) $34 million of employee severance and other costs incurred in connection with the Endeavor Acquisition, (ii) $30 million in advisory, legal and filing fees related to the 2025 Drop Down, (iii) $10 million in advisory and legal fees related to the TRP Exchange, and (iv) other individually insignificant costs. Merger and transaction expenses for the six months ended June 30, 2024 relate to costs incurred for the Endeavor Acquisition.

See Note 5—Endeavor Energy Resources, LP Acquisition and Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for further details regarding the Endeavor Acquisition and TRP Exchange, respectively.

The increase in other operating expenses for the six months ended June 30, 2025 compared to the same period in 2024 primarily resulted from a $49 million increase in midstream service costs related to additional production from the Endeavor Acquisition, which was partially offset by a $10 million decrease in impairment losses due to the write off of certain saltwater disposal wells recorded during the six months ended June 30, 2024, and other individually insignificant items.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(In millions)	2025	2024
Gain (loss) on derivative instruments, net(1)	$29	$(30)
Net cash received (paid) on settlements(1)	$48	$(32)
(1)The six months ended June 30, 2025 includes cash paid on interest rate swaps terminated prior to their contractual maturity of $52 million.

The change from a loss to a gain on derivative instruments for the six months ended June 30, 2025 compared to the same period in 2024 primarily reflects gains attributable to (i) a $121 million increase in cash received on the settlement of natural gas contracts, (ii) a $95 million increase in the value of our unsettled interest rate swap contracts primarily due to a decline in expected future interest rates, (iii) a $57 million increase in the value of our unsettled oil contracts primarily due to a decrease in market prices for oil compared to our contract prices, and (iv) a $20 million decrease in cash paid for the settlement of our interest rate derivatives. These gains were partially offset by losses attributable primarily to (i) a $172 million decrease in the value of our unsettled natural gas contracts primarily due to an increase in market prices for natural gas compared to our contract prices, (ii) a $32 million increase in cash paid for the settlement of our oil contracts, (iii) a $28 million increase in losses on the early termination of interest rate derivatives, and (iv) other individually insignificant changes. See Note 13—Derivatives of the notes to the condensed consolidated financial statements for further details regarding our derivative instruments.

Other Income (Expense). The following table shows other income and expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(In millions)	2025	2024
Interest expense, net	$(96)	$(83)
Other income (expense), net	$25	$(2)
Gain (loss) on extinguishment of debt	$55	$2
Income (loss) from equity investments, net	$12	$17

Interest expense, net increased by $13 million for the six months ended June 30, 2025 compared to the same period in 2024. This increase primarily consisted of (i) $92 million of additional interest expense on the April 2024 Notes, (ii) $62 million due to a reduction in interest income received during the six months ended June 30, 2025, (iii) $22 million in interest incurred on the 2025 Term Loan Agreement, (iv) $19 million in interest incurred on the 2035 Notes issued in March of 2025, (v) $18 million in interest incurred on the Tranche A Loans, (vi) $11 million in interest on our revolving credit facility, and (vii) other individually insignificant changes. These increases were largely offset by (i) an additional $182 million in capitalized interest costs, which reduce interest expense, and (ii) a $25 million reduction in the amortization of debt issuance costs related primarily to our terminated bridge facility being fully amortized in 2024.

See Note 9—Debt of the notes to the condensed consolidated financial statements for further details regarding outstanding borrowings.

Other income (expense), net for the six months ended June 30, 2025 increased compared to the same period in 2024, primarily due to a gain of $42 million from additional proceeds received related to the WTG Midstream Transaction as discussed further in Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements. This gain was partially offset by a $12 million decrease in the value of an investment recorded at fair value during the six months ended June 30, 2025 compared to the same period in 2024 and other individually insignificant items.

The increase in gain (loss) on extinguishment of debt is primarily attributable to the Company opportunistically repurchasing a portion its senior notes during the second quarter of 2025 as discussed in “—Results of Operations - Comparison of the Three Months Ended June 30, 2025 and March 31, 2025.”

See Note 9—Debt of the notes to the condensed consolidated financial statements for further details regarding the Company’s retirement of a portion of its senior notes during the second quarter of 2025.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(In millions)	2025	2024
Provision for (benefit from) income taxes	$607	$475

The change in our income tax provision for the six months ended June 30, 2025 compared to the same period in 2024 was primarily due to the increase in pre-tax income resulting largely from higher revenues, along with changes in gain (loss) on derivative instruments, net as discussed above. See Note 12—Income Taxes of the notes to the condensed consolidated financial statements for further discussion of our income tax expense.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

Historically, our primary sources of liquidity have included cash flows from operations, proceeds from our public equity offerings, borrowings under our revolving credit facility, proceeds from the issuance of senior notes and sales of non-core assets. Our primary uses of capital have been for the acquisition, development and exploration of oil and natural gas properties, repayment of debt and returning capital to stockholders. At June 30, 2025, we had approximately $2.1 billion of liquidity consisting of $191 million in standalone cash and cash equivalents and $1.9 billion available under our credit facility. As discussed above, we have revised our capital budget guidance for 2025 to $3.40 billion to $3.60 billion to prioritize free cash flow generation. At June 30, 2025, we had approximately $14 million of senior notes maturing in the next 12 months.

Future cash flows are subject to a number of variables, including the level of oil and natural gas production and volatility of commodity prices. Further, significant additional capital expenditures will be required to more fully develop our properties. Prices for our commodities are determined primarily by prevailing market conditions, regional and worldwide economic activity, weather and other substantially variable factors. These factors are beyond our control and are difficult to predict as discussed further in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed with the SEC on May 7, 2025. In order to mitigate this volatility, we enter into derivative contracts with a number of financial institutions, all of which are participants in our credit facility, to economically hedge a portion of our estimated future crude oil and natural gas production as discussed further in Note 13—Derivatives of the notes to the condensed consolidated financial statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk. The level of our hedging activity and duration of the financial instruments employed depend on our desired cash flow protection, available hedge prices, the magnitude of our capital program and our operating strategy.

Cash Flow

Our cash flows for the six months ended June 30, 2025 and 2024 are presented below:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Net cash provided by (used in) operating activities	$4,032	$2,863
Net cash provided by (used in) investing activities	(5,632)	(1,200)
Net cash provided by (used in) financing activities	1,657	4,663
Net increase (decrease) in cash	$57	$6,326

Operating Activities

The increase in operating cash flows for the six months ended June 30, 2025 compared to the same period in 2024 primarily resulted from (i) $2.7 billion in additional revenue, excluding sales of purchased oil, and (ii) an increase of $80 million in cash received on settlements of derivatives. These cash inflows were partially offset by (i) higher cash operating expenses, excluding purchased oil expense, of approximately $764 million, (ii) an increase of $664 million in cash paid for taxes, (iii) an increase of $34 million in cash paid for interest, and (iv) fluctuations in other working capital balances due primarily to the timing of when collections were made on accounts receivable and payments were made on accounts payable. See “—Results of Operations” for discussion of significant changes in our revenues and expenses.

Investing Activities

The majority of our net cash used in investing activities during the six months ended June 30, 2025 and 2024 was for drilling and completion costs incurred in conjunction with our development program as well as the acquisition of properties and equipment for the Double Eagle Acquisition.

Capital Expenditure Activities

Our capital expenditures excluding acquisitions and equity method investments (on a cash basis) were as follows for the specified period:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Operated drilling and completion additions to oil and natural gas properties(1)	$(1,571)	$(1,154)
Capital workovers, non-operated additions to oil and natural gas properties and science	(111)	(11)
Infrastructure, environmental and midstream additions	(124)	(81)
Total	$(1,806)	$(1,246)
(1) See “—Transactions and Recent Developments—Upstream Operations” above for additional detail on wells drilled and turned to production during the three and six months ended June 30, 2025.

Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was primarily attributable to (i) $1.5 billion of proceeds from the 2025 Term Loan Agreement, (ii) $1.2 billion of proceeds from the issuance of the 2035 Notes, (iii) $1.2 billion in proceeds from the Viper 2025 Equity Offering and (iv) $659 million in borrowings on our credit facilities, net of repayments. These cash inflows were partially offset by (i) $983 million of repurchases as part of our and Viper’s share repurchase programs, (ii) $900 million in repayments on our Tranche A Loans, (iii) $581 million of dividends paid to stockholders, (iv) $244 million in repurchases of senior notes, (v) $177 million in dividends paid to non-controlling interest, (vi) and various other individually insignificant costs.

During the six months ended June 30, 2024, net cash provided by financing activities was primarily attributable to (i) $5.5 billion of proceeds from the issuance of the April 2024 Notes, and (ii) $451 million in proceeds from the public offering of Viper’s Class A common stock. These cash inflows were partially offset by (i) $900 million of dividends paid to stockholders, (ii) $98 million in dividends to non-controlling interest, (iii) $93 million of debt issuance costs primarily associated with the April 2024 Notes, Tranche A Loans and bridge facility, (iv) $86 million in repayments under credit facilities, net of borrowings, (v) $42 million of repurchases as part of the share repurchase programs, and (vi) $37 million in cash paid for tax withholdings on vested employee stock awards.

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

Revolving Credit Facilities and Other Debt Instruments

As of June 30, 2025, our debt, including the debt of Viper, consisted of approximately $12.9 billion in aggregate outstanding principal amount of senior notes, $1.5 billion in aggregate outstanding borrowings under the 2025 Term Loan Agreement and $920 million in aggregate outstanding borrowings under revolving credit facilities.

As of June 30, 2025, the maximum credit amount available under our credit agreement was $2.5 billion, with $595 million outstanding borrowings and $1.9 billion available for future borrowings. Our credit agreement matures on June 12, 2030.

Viper LLC’s Revolving Credit Facility and Other Viper Debt Instruments

The Viper LLC Revolving Credit Facility, which matures on June 12, 2030, provides for a commitment amount of $1.5 billion. As of June 30, 2025, the Viper LLC Revolving Credit Facility had $325 million in outstanding borrowings and $1.2 billion available for future borrowings.

On July 23, 2025, Viper LLC entered into the Viper 2025 Term Loan for a two-year senior unsecured delayed draw term loan facility in an aggregate principal amount of $500 million. Viper intends to draw on the term loan to partially redeem or repay, as applicable, Sitio’s debt at the closing of the pending Sitio Acquisition.

On July 23, 2025, Viper issued $1.6 billion in aggregate principal amount of the Viper 2025 Notes for net proceeds of approximately $1.58 billion, after underwriters’ discounts and transaction costs. Viper used a portion of the net proceeds to redeem or satisfy and discharge, as applicable, $780 million in aggregate principal amount of their previously outstanding senior notes. Viper intends to use the remaining net proceeds (i) if the pending Sitio Acquisition is consummated, to redeem Sitio’s 7.875% senior notes due 2028, repay borrowings under Sitio’s revolving credit facility and pay any fees, costs and expenses related to the redemption or repayment of such debt, and (ii) for general corporate purposes. Viper LLC is not obligated to redeem or repurchase the Viper 2025 Notes if the pending Sitio Acquisition is not consummated.

For additional discussion of our debt as of June 30, 2025, see Note 9—Debt and Note 17—Subsequent Events of the notes to the condensed consolidated financial statements.

Capital Requirements

In addition to future operating expenses and working capital commitments discussed in “—Transactions and Recent Developments—Upstream Operations” our primary short and long-term liquidity requirements, excluding those of Viper, consist primarily of (i) capital expenditures, (ii) payments of principal and interest on our revolving credit agreements, 2025 Term Loan Agreement and senior notes, (iii) payments of other contractual obligations, and (iv) cash used to pay for dividends and repurchases of securities.

2025 Capital Spending Plan

Our board of directors has approved our revised 2025 capital budget guidance for drilling, midstream, infrastructure and environmental expenditures, which takes into consideration the recent weakness in commodity prices and our reduced activity levels to prioritize free cash flow generation. The revised capital budget excludes any impact of Viper’s pending Sitio Acquisition, which is expected to close in the third quarter of 2025. Our capital budget guidance for the full year 2025 is reduced from our prior guidance to approximately $3.40 billion to $3.60 billion, including $2.85 billion to $2.95 billion for operated horizontal drilling and completions, $250 million to $300 million for non-operated activity, capital workovers and science and $300 million to $350 million spent on infrastructure, midstream and environmental capital expenditures. We currently expect to drill approximately 425 to 450 gross (395 to 418 net) horizontal wells and complete approximately 490 to 515 gross (458 to 482 net) horizontal wells across our operated and non-operated leasehold acreage in the Northern Midland and Southern Delaware Basins, with an average lateral length of approximately 11,500 feet.

The amount and timing of our capital expenditures are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. We are currently operating 13 drilling rigs and five completion crews. We will continue monitoring commodity prices and overall market conditions and can adjust our rig cadence and our capital expenditure budget in response to changes in commodity prices and overall market conditions.

Interest on 2035 Notes

On March 20, 2025, we issued $1.2 billion in aggregate principal amount of the 2035 Notes, as discussed further in Note 9—Debt. As a result, we expect to incur additional future cash interest costs on the 2035 Notes of approximately $33 million in 2025, $133 million cumulatively in the years from 2026 through 2027, $133 million cumulatively in the years from 2028 through 2029 and $366 million cumulatively between 2030 and 2035.

Viper Redemption of Notes

On July 23, 2025, Viper redeemed all of their Viper 2031 Notes and satisfied and discharged all of their Viper 2027 Notes using proceeds from the Viper 2025 Notes Offering. Viper intends to use the remaining proceeds from the Viper 2025 Notes Offering and borrowings under the Viper 2025 Term Loan (i) if the pending Sitio Acquisition is consummated, to redeem Sitio’s 7.875% senior notes due 2028, repay borrowings under Sitio’s revolving credit facility and pay any fees, costs and expenses related to the redemption or repayment of such debt, and (ii) for general corporate purposes. The pending Sitio Acquisition is expected to close in the third quarter of 2025, subject to the satisfaction or waiver of closing conditions.

Interest on Viper 2025 Notes

On July 23, 2025, Viper issued $1.6 billion in aggregate principal amount of the Viper 2025 Notes. In 2025, Viper does not expect to incur any future cash interest costs on the Viper 2025 Notes. Viper expects to incur future cash interest costs on the Viper 2025 Notes of approximately $174 million cumulatively in the years from 2026 through 2027, $174 million cumulatively in the years from 2028 through 2029 and $402 million between 2030 and 2035.

Return of Capital Commitment

Currently, our board of directors has approved a return of capital commitment of at least 50% of free cash flow to our stockholders through repurchases under our share repurchase program, base dividends and variable dividends. The remainder of our free cash flow will be used primarily to reduce debt. On July 31, 2025, our board of directors declared a base cash dividend for the second quarter of 2025 of $1.00 per share of common stock.

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

On July 31, 2025, our board of directors approved a $2.0 billion increase in common stock repurchase authorization under our existing common stock repurchase program from $6.0 billion to $8.0 billion, excluding excise tax. Since the inception of the stock repurchase program, we have repurchased an aggregate of 32.9 million shares of our common stock for a total cost of $4.5 billion, excluding excise tax, as of August 1, 2025, leaving approximately $3.5 billion for future repurchases under such stock repurchase program, excluding excise tax. Subject to regulatory restrictions and other factors discussed elsewhere in this report, we intend to continue to purchase shares under this repurchase program opportunistically with available funds primarily from cash flow from operations and liquidity events such as the sale of assets while maintaining sufficient liquidity to fund our capital expenditure programs, however, the stock repurchase program is at the discretion of our board of directors and can be amended, terminated or suspended at any time. See Note 10—Stockholders’ Equity and Earnings (Loss) Per Share of the notes to the condensed consolidated financial statements.

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

Diamondback E&P’s guarantees of the Guaranteed Senior Notes are senior unsecured obligations and rank senior in right of payment to any of its future subordinated indebtedness, equal in right of payment with all of its existing and future senior indebtedness, including its obligations under its revolving credit facility and effectively subordinated to any of its existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness.

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

	June 30, 2025	December 31, 2024
Summarized Balance Sheets:	(In millions)
Assets:
Current assets	$768	$933
Property and equipment, net	$22,538	$21,795
Other noncurrent assets	$44	$32
Liabilities:
Current liabilities	$2,365	$2,943
Intercompany accounts payable, non-guarantor subsidiary	$5,399	$3,381
Long-term debt	$14,021	$10,978
Other noncurrent liabilities	$2,634	$2,979

Six Months Ended June 30, 2025
Summarized Statement of Operations:	(In millions)
Revenues	$3,352
Income (loss) from operations	$824
Net income (loss)	$480

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

At June 30, 2025, we had a net asset derivative position of $49 million related to our commodity price risk derivatives. Utilizing actual derivative contractual volumes under our commodity price derivatives as of June 30, 2025, a 10% increase in forward curves associated with the underlying commodity would have increased the net asset position by $10 million to $59 million, while a 10% decrease in forward curves associated with the underlying commodity would have decreased the net asset position by $9 million to $40 million. However, any cash derivative gain or loss may be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument. For additional information on our open commodity derivative instruments at June 30, 2025, see Note 13—Derivatives of the notes to the condensed consolidated financial statements.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are due to the concentration of receivables from the sale of our oil and natural gas production (approximately $1.3 billion at June 30, 2025), and to a lesser extent, receivables resulting from joint interest and other receivables (approximately $218 million at June 30, 2025).

Joint interest receivables arise from billings to entities that own partial interests in wells we operate. These entities participate in our wells primarily based on their ownership in leases on which we intend to drill. We have little ability to control whether these entities will participate in our wells. We do not require our customers to post collateral and the failure or inability of our significant customers to meet their obligations to us due to their liquidity issues, bankruptcy, insolvency or liquidation may adversely affect our financial results.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facilities, 2025 Term Loan Agreement and changes in the fair value of our fixed rate debt.

Outstanding borrowings under our credit agreement bear interest at a per annum rate elected by Diamondback E&P that is equal to (i) term SOFR or (ii) an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 1-month term SOFR plus 1.0%, subject to a 1.0% floor), in each case plus the applicable margin. At June 30, 2025, the applicable margin ranges from 0.000% to 0.750% per annum in the case of the alternate base rate and from 1.000% to 1.750% per annum in the case of term SOFR, in each case based on the pricing level for our revolving credit facility. We are obligated to pay a quarterly commitment fee ranging from 0.100% to 0.250% per year on the unused portion of the commitment for our revolving credit facility.

Outstanding borrowings under the 2025 Term Loan Agreement bear interest at a per annum rate elected by the Company that is equal to (i) Adjusted Term SOFR or (ii) an alternate base rate (which is equal to the greatest of (a) the Federal Funds effective rate plus 0.50%, (b) the prime rate (c) Adjusted Term SOFR plus 1.0%, and (d) 1.0%), in each case plus the applicable margin. At June 30, 2025, the applicable margin ranges from 0.125% to 1.000% per annum in the case of the alternate base rate and from 1.125% to 2.000% per annum in the case of Adjusted Term SOFR, in each case based on the pricing level for the 2025 Term Loan Agreement. We are obligated to pay a commitment fee equal to 0.125% per year on the aggregate principal amount of the commitments for the 2025 Term Loan Agreement.

Borrowings under the Viper LLC Revolving Credit Facility bear interest at a per annum rate elected by Viper LLC that is equal to term SOFR or an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 1-month term SOFR plus 1.0%, subject to a 1.0% floor), in each case plus the applicable margin. For Viper LLC’s revolving credit facility, the applicable margin ranges from 0.125% to 1.000% per annum in the case of the alternate base rate and from 1.125% to 2.000% per annum in the case of term SOFR, in each case based on the pricing level. Viper is obligated to pay a commitment fee equal to 0.125% to 0.325% per year on the aggregate principal amount of the commitments.

The pricing levels described above depend on certain rating agencies’ ratings of our long-term senior unsecured debt and on the ratings of Viper’s long-term senior unsecured debt as applicable. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows. For additional information on our variable interest rate debt at June 30, 2025, see Note 9—Debt of the notes to the condensed consolidated financial statements.

Historically, we have at times used interest rates swaps to manage our exposure to (i) interest rate changes on our floating-rate date, and (ii) fair value changes on our fixed rate debt. At June 30, 2025, we have interest rate swap agreements for an aggregate $450 million notional amount to manage the impact of changes to the fair value of our fixed rate senior notes due to changes in market interest rates through December 2029. We pay an average variable rate of interest for these swaps based on three month SOFR plus 2.1865% and receive a fixed interest rate of 3.50% from our counterparties. At June 30, 2025, our receive-fixed, pay-variable interest rate swaps were in a liability position of $46 million and the weighted average variable rate was 5.81%. For additional information on our interest rate swaps, see Note 13—Derivatives of the notes to the condensed consolidated financial statements.

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

As of June 30, 2025, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. Management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Endeavor Acquisition on September 10, 2024. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. The Company is in the process of integrating Endeavor’s and our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

As of the date of this filing, in addition to the factors discussed elsewhere in this report, we continue to be subject to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025, Part II, Item 1A Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed with the SEC on May 7, 2025 and in subsequent filings we make with the SEC. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2024 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common stock repurchase activity for the three months ended June 30, 2025 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)(4)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(3)(4)
	($ In millions, except per share amounts, shares in thousands)
April 1, 2025 - April 30, 2025	1,892	$129.50	1,892	$1,855
May 1, 2025 - May 31, 2025	515	$135.25	514	$1,786
June 1, 2025 - June 30, 2025	586	$143.13	586	$1,702
Total	2,993	$133.16	2,992
(1)Includes 1,302 shares of common stock repurchased from executives in order to satisfy tax withholding requirements. Such shares are cancelled and retired immediately upon repurchase.
(2)The average price paid per share includes any commissions paid to repurchase stock.
(3)On July 31, 2025, our board of directors approved a $2.0 billion increase in our common stock repurchase authorization from $6.0 billion to $8.0 billion, excluding excise tax. As of August 1, 2025, approximately $3.5 billion remains available for future repurchases under such stock repurchase program, excluding excise tax. The stock repurchase program has no time limit and may be suspended, modified, or discontinued by the board of directors at any time.

(4)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

ITEM 5.    OTHER INFORMATION

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025.

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

2.3#
Agreement and Plan of Merger, dated as of June 2, 2025, by and among Viper, Viper LLC, New Cobra Pubco, Inc., Cobra Members Sub, Inc., Scorpion Merger Sub, Inc., Sitio Royalties Corp. and Sitio Royalties Operating Partnership, LP (incorporated by reference to Exhibit 2.1 of Viper’s Current Report on Form 8-K (File No. 001-36505) filed on June 4, 2025).

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

4.2
Indenture, dated as of July 23, 2025, between Viper Energy Partners LLC and Computershare Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (file No. 001-36505) filed by Viper Energy, Inc. on July 23, 2025).

4.3
First Supplemental Indenture, dated as of July 23, 2025, by and among Viper Energy Partners LLC, Viper Energy, Inc. and Computershare Trust Company, National Association, as Trustee (including the form of the Notes) (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K (File No. 001-36505) filed by Viper Energy, Inc. on July 23, 2025).

10.1+
Diamondback Energy, Inc. Amended and Restated Senior Management Severance Plan, adopted effective as of April 6, 2025 (including a form of participation agreement attached thereto as Schedule C) (incorporated by reference to Exhibit 10.1 to the Form 10-Q, File No 001-35700, filed by the Company with the SEC on May 7, 2025).

10.2
Sixteenth Amendment to Second Amended and Restated Credit Agreement, dated as of June 12, 2025, by and among the Company, as borrower, the lenders and other parties party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No 001-35700, filed by the Company with the SEC on June 12, 2025).

10.3
Credit Agreement, dated as of June 12, 2025, by and among, Viper Energy Partners LLC, as borrower, Viper Energy, Inc., as guarantor, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File 001-36505) filed by Viper Energy, Inc. on June 12, 2025).

Exhibit Number	Description
10.4
Term Loan Credit Agreement, dated as of July 23, 2025, by and among Viper Energy Partners LLC, Viper Energy, Inc., the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K (File No. 001-36505) filed by Viper Energy, Inc. on July 23, 2025).

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

DIAMONDBACK ENERGY, INC.

Date:	August 6, 2025	/s/ Kaes Van’t Hof
Kaes Van’t Hof
Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2025	/s/ Jere W. Thompson III
Jere W. Thompson III
Chief Financial Officer
(Principal Financial Officer)