Form 10-Q
period 2025-09-30
Diamondback Energy, Inc.
filed 2025-11-05
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-35700

Diamondback Energy, Inc.
(Exact name of registrant as specified in its charter)

DE	45-4502447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 West Texas Ave.,
Suite 100
Midland, TX	79701
(Address of principal executive offices)	(Zip Code)
(432) 221-7400
(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FANG	The Nasdaq Stock Market LLC
(NASDAQ Global Select Market)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2025, the registrant had 286,525,614 shares of common stock outstanding.

DIAMONDBACK ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2025
i

GLOSSARY OF OIL AND NATURAL GAS TERMS

The following is a glossary of certain oil and natural gas industry terms that are used in this Quarterly Report on Form 10-Q (this “report”) and our other periodic reports under the Exchange Act:

Argus WTI Houston	Grade of oil that serves as a benchmark price for oil at Houston, Texas.
Argus WTI Midland	Grade of oil that serves as a benchmark price for oil at Midland, Texas.
Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BO/d	One barrel of crude oil per day.
BOE	One barrel of oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	One BOE per day.
Brent	A major trading classification of light sweet oil that serves as a benchmark price for oil worldwide.
Completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
Crude oil	Liquid hydrocarbons retrieved from geological structures underground to be refined into fuel sources.
Development costs	Capital costs incurred in the acquisition, exploitation and exploration of proved oil and natural gas reserves.
Differential	An adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas.
Exploitation	A development or other project which may target proven or unproven reserves (such as probable or possible reserves), but which generally has a lower risk than that associated with exploration projects.
Fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock typically by injecting a fluid under pressure through a wellbore and into the targeted formation.
Horizontal drilling	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle with a specified interval.
Henry Hub	Natural gas gathering point that serves as a benchmark price for natural gas futures on the NYMEX.
HSC Hub	Natural gas gathering point that serves as a benchmark price for natural gas at the Houston Ship Channel area.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
MBbls	One thousand barrels of crude oil and other liquid hydrocarbons.
MBO/d	One thousand BO per day.
MBOE	One thousand BOE.
MBOE/d	One thousand BOE per day.
Mcf	One thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	One million British Thermal Units.
MMcf	Million cubic feet of natural gas.
Net acres	The sum of the fractional working interest owned in gross acres.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
Proved reserves	The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.
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

ASU	Accounting Standards Update.
Equity Plan	The Company’s 2021 Amended and Restated Equity Incentive Plan.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board.
GAAP	Accounting principles generally accepted in the United States.
Nasdaq	The Nasdaq Global Select Market.
OPEC	Organization of the Petroleum Exporting Countries.
SEC	United States Securities and Exchange Commission.
SEC Prices	Unweighted arithmetic average of the first-day-of-the-month price for each month during the 12-month period prior to the ending date of the period covered by this report.
Securities Act	The Securities Act of 1933, as amended.
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

SOFR	The secured overnight financing rate.
TSR	Total stockholder return of the Company’s common stock.
Viper LLC	Viper Energy Partners LLC, a Delaware limited liability company and a subsidiary of Viper Energy, Inc.
Wells Fargo	Wells Fargo Bank, National Association.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations (including drilling plans and capital plans); estimates and projections of revenues, losses, costs, expenses, returns, cash flow and financial position; reserve estimates and our ability to replace or increase reserves; anticipated benefits or other effects of strategic transactions (including the Endeavor Acquisition, Double Eagle Acquisition, 2025 Drop Down and the recently completed Sitio Acquisition (in each case, as defined below) discussed in this report and other acquisitions or divestitures; and plans and objectives of management (including plans for future cash flow from operations and for executing environmental strategies) are forward-looking statements. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to the Company are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Although we believe that the expectations and assumptions reflected in our forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond our control. In particular, the factors discussed in this report and detailed under Part II, Item 1A. Risk Factors in this report and our Annual Report on Form 10–K for the year ended December 31, 2024, could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of the Company and its consolidated subsidiaries.

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
v

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
•changes in the financial strength of counterparties to our credit facilities and hedging contracts;
•changes in our credit rating;
•risks related to the recently completed Endeavor Acquisition, Double Eagle Acquisition, 2025 Drop Down and Sitio Acquisition; and
•other risks and factors disclosed or incorporated by reference under Part II, Item 1A. Risk Factors and our Annual Report on Form 10–K for the year ended December 31, 2024.

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

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30,	December 31,
	2025	2024
	(In millions, except par values and share data)
Assets
Current assets:
Cash and cash equivalents ($53 million and $27 million related to Viper)	$159	$161
Restricted cash ($390 million and $— million related to Viper)	393	3
Accounts receivable:
Joint interest and other, net	345	198
Oil and natural gas sales, net ($290 million and $149 million related to Viper)	1,280	1,387
Inventories	86	116
Derivative instruments	174	168
Prepaid expenses and other current assets	144	77
Total current assets	2,581	2,110
Property and equipment:
Oil and natural gas properties, full cost method of accounting ($24,498 million and $22,666 million excluded from amortization at September 30, 2025, and December 31, 2024, respectively) ($14,589 million and $5,713 million related to Viper and $5,275 million and $2,180 million excluded from amortization related to Viper)	94,309	82,240
Other property, equipment and land	1,019	1,440
Accumulated depletion, depreciation, amortization and impairment ($1,454 million and $1,081 million related to Viper)	(22,795)	(19,208)
Property and equipment, net	72,533	64,472
Funds held in escrow	17	1
Equity method investments	362	375
Assets held for sale	505	—
Derivative instruments	1	2
Deferred income taxes, net ($— million and $185 million related to Viper)	—	173
Other assets	214	159
Total assets	$76,213	$67,292
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable - trade	$426	$253
Accrued capital expenditures	846	690
Current maturities of debt ($380 million and $— million related to Viper)	394	900
Other accrued liabilities	1,000	1,020
Revenues and royalties payable	1,433	1,491
Derivative instruments	10	43
Income taxes payable	33	414
Total current liabilities	4,142	4,811
Long-term debt ($2,241 million and $1,083 million related to Viper)	15,848	12,075
Derivative instruments	106	106
Asset retirement obligations	584	573
Deferred income taxes	9,877	9,826
Other long-term liabilities	22	39
Total liabilities	30,579	27,430
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.01 par value; 800,000,000 shares authorized; 286,876,206 and 290,984,373 shares issued and outstanding at September 30, 2025, and December 31, 2024, respectively	3	3
Additional paid-in capital	32,606	33,501
Retained earnings (accumulated deficit)	6,486	4,238
Accumulated other comprehensive income (loss)	(7)	(6)
Total Diamondback Energy, Inc. stockholders’ equity	39,088	37,736
Non-controlling interest	6,546	2,126
Total equity	45,634	39,862
Total liabilities and stockholders’ equity	$76,213	$67,292

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions, except per share amounts, shares in thousands)
Revenues:
Oil sales	$2,994	$2,160	$8,885	$6,025
Natural gas sales	87	(17)	396	38
Natural gas liquid sales	366	211	1,139	566
Sales of purchased oil	459	282	1,168	698
Other operating income	18	9	62	28
Total revenues	3,924	2,645	11,650	7,355
Costs and expenses:
Lease operating expenses	490	316	1,338	825
Production and ad valorem taxes	212	153	654	413
Gathering, processing and transportation	122	102	378	261
Purchased oil expense	455	280	1,168	696
Depreciation, depletion, amortization and accretion	1,286	742	3,649	1,694
General and administrative expenses	70	49	210	141
Merger and transaction expenses	17	258	94	273
Other operating expenses	36	35	111	68
Total costs and expenses	2,688	1,935	7,602	4,371
Income (loss) from operations	1,236	710	4,048	2,984
Other income (expense):
Interest expense, net	(70)	(18)	(166)	(101)
Other income (expense), net	108	89	133	87
Gain (loss) on derivative instruments, net	120	131	149	101
Gain (loss) on extinguishment of debt	(32)	—	23	2
Income (loss) from equity investments, net	8	6	20	23
Total other income (expense), net	134	208	159	112
Income (loss) before income taxes	1,370	918	4,207	3,096
Provision for (benefit from) income taxes	287	210	894	685
Net income (loss)	1,083	708	3,313	2,411
Net income (loss) attributable to non-controlling interest	65	49	191	147
Net income (loss) attributable to Diamondback Energy, Inc.	$1,018	$659	$3,122	$2,264

Earnings (loss) per common share:
Basic	$3.51	$3.19	$10.71	$12.00
Diluted	$3.51	$3.19	$10.71	$12.00
Weighted average common shares outstanding:
Basic	288,826	204,730	290,188	187,253
Diluted	288,826	204,730	290,188	187,253

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares	Amount
	($ in millions, shares in thousands)
Balance December 31, 2024	290,984	$3	$33,501	$4,238	$(6)	$2,126	$39,862
Viper equity-based compensation	—	—	—	—	—	1	1
Distribution equivalent rights payments	—	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	22	—	—	—	22
Cash paid for tax withholding on vested equity awards	(155)	—	(25)	—	—	—	(25)
Repurchased shares under buyback program	(3,656)	—	(580)	—	—	—	(580)
Viper LLC’s units issued for acquisition	—	—	—	—	—	119	119
Net proceeds from Viper’s issuance of common stock	—	—	—	—	—	1,232	1,232
Dividends to non-controlling interest	—	—	—	—	—	(95)	(95)
Dividends paid	—	—	—	(290)	—	—	(290)
Issuance of shares upon vesting of equity awards	115	—	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	206	—	—	(199)	7
Other comprehensive income (loss)	—	—	1	—	(1)	—	—
Net income (loss)	—	—	—	1,405	—	86	1,491
Balance March 31, 2025	287,288	3	33,125	5,352	(7)	3,270	41,743
Viper equity-based compensation	—	—	—	—	—	2	2
Distribution equivalent rights payments	—	—	—	(2)	—	—	(2)
Stock-based compensation	—	—	29	—	—	—	29
Cash paid for tax withholding on vested equity awards	(1)	—	(1)	—	—	—	(1)
Repurchased shares under buyback program	(2,992)	—	(393)	—	—	—	(393)
Repurchased shares under Viper’s buyback program	—	—	—	—	—	(10)	(10)
Common shares issued for acquisition	6,843	—	1,101	—	—	—	1,101
Dividends to non-controlling interest	—	—	—	—	—	(82)	(82)
Dividends paid	—	—	—	(291)	—	—	(291)
Issuance of shares upon vesting of equity awards	17	—	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	(734)	—	—	718	(16)
Net income (loss)	—	—	—	699	—	40	739
Balance June 30, 2025	291,155	3	33,127	5,758	(7)	3,938	42,819
Viper equity-based compensation	—	—	—	—	—	2	2
Distribution equivalent rights payments	—	—	—	(1)	—	(1)	(2)
Stock-based compensation	—	—	29	—	—	—	29
Cash paid for tax withholding on vested equity awards	(4)	—	—	—	—	—	—
Repurchased shares under buyback program	(4,286)	—	(608)	—	—	—	(608)
Repurchased shares under Viper’s buyback program	—	—	—	—	—	(90)	(90)
Common shares issued for acquisition	—	—	—	—	—	1,435	1,435
Viper LLC’s units issued for acquisition	—	—	—	—	—	1,326	1,326
Dividends to non-controlling interest	—	—	—	—	—	(78)	(78)
Dividends paid	—	—	—	(289)	—	—	(289)
Issuance of shares upon vesting of equity awards	11	—	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	58	—	—	(51)	7
Net income (loss)	—	—	—	1,018	—	65	1,083
Balance September 30, 2025	286,876	$3	$32,606	$6,486	$(7)	$6,546	$45,634

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity - (Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares	Amount
	($ in millions, shares in thousands)
Balance December 31, 2023	178,724	$2	$14,142	$2,489	$(8)	$805	$17,430
Distribution equivalent rights payments	—	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	21	—	—	—	21
Cash paid for tax withholding on vested equity awards	(187)	—	(34)	—	—	—	(34)
Repurchased shares under buyback program	(279)	—	(42)	—	—	—	(42)
Proceeds from partial sale of investment in Viper Energy, Inc.	—	—	219	—	—	197	416
Dividends to non-controlling interest	—	—	—	—	—	(44)	(44)
Dividends paid	—	—	—	(548)	—	—	(548)
Issuance of shares upon vesting of equity awards	82	—	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	(55)	—	—	70	15
Net income (loss)	—	—	—	768	—	41	809
Balance March 31, 2024	178,340	2	14,251	2,705	(8)	1,069	18,019
Viper equity-based compensation	—	—	—	—	—	1	1
Distribution equivalent rights payments	—	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	25	—	—	—	25
Cash paid for tax withholding on vested equity awards	(16)	—	(3)	—	—	—	(3)
Dividends to non-controlling interest	—	—	—	—	—	(54)	(54)
Dividends paid	—	—	—	(352)	—	—	(352)
Issuance of shares upon vesting of equity awards	70	—	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	(6)	—	—	6	—
Net income (loss)	—	—	—	837	—	57	894
Balance June 30, 2024	178,394	2	14,267	3,187	(8)	1,079	18,527
Viper equity-based compensation	—	—	—	—	—	1	1
Distribution equivalent rights payments	—	—	—	(3)	—	—	(3)
Stock-based compensation	—	—	23	—	—	—	23
Repurchased shares under buyback program	(2,920)	—	(515)	—	—	—	(515)
Common shares issued for acquisition	117,267	1	20,109	—	—	—	20,110
Net proceeds from Viper’s issuance of common stock	—	—	—	—	—	476	476
Dividends to non-controlling interest	—	—	—	—	—	(59)	(59)
Dividends paid	—	—	—	(416)	—	—	(416)
Issuance of shares upon vesting of equity awards	2	—	—	—	—	—	—
Change in ownership of consolidated subsidiaries, net	—	—	123	—	—	(156)	(33)
Net income (loss)	—	—	—	659	—	49	708
Balance September 30, 2024	292,743	$3	$34,007	$3,427	$(8)	$1,390	$38,819

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Cash flows from operating activities:
Net income (loss)	$3,313	$2,411
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (benefit from) deferred income taxes	235	180
Depreciation, depletion, amortization and accretion	3,649	1,694
(Gain) loss on extinguishment of debt	(23)	(2)
(Gain) loss on derivative instruments, net	(149)	(101)
Cash received (paid) on settlement of derivative instruments	108	(36)
(Income) loss from equity investment, net	(20)	(23)
Equity-based compensation expense	61	49
Other	(47)	77
Changes in operating assets and liabilities:
Accounts receivable	138	61
Income tax receivable	3	12
Prepaid expenses and other current assets	(65)	78
Accounts payable and accrued liabilities	(355)	(490)
Income taxes payable	(515)	(51)
Revenues and royalties payable	28	109
Other	54	104
Net cash provided by (used in) operating activities	6,415	4,072
Cash flows from investing activities:
Additions to oil and natural gas properties	(2,580)	(1,934)
Property acquisitions	(5,411)	(7,994)
Proceeds from sale of assets	314	459
Other	(14)	103
Net cash provided by (used in) investing activities	(7,691)	(9,366)
Cash flows from financing activities:
Proceeds under term loan agreements	2,000	1,000
Repayments under term loan agreements	(900)	—
Proceeds from borrowings under credit facilities	8,222	1,185
Repayments under credit facilities	(8,148)	(1,333)
Proceeds from senior notes	2,800	5,500
Repayment of senior notes	(672)	(25)
Repurchased shares under buyback program	(1,576)	(557)
Proceeds from partial sale of investment in Viper Energy, Inc.	—	451
Net proceeds from Viper’s issuance of common stock	1,232	476
Dividends paid to stockholders	(870)	(1,316)
Dividends to non-controlling interest	(255)	(157)
Other	(169)	(142)
Net cash provided by (used in) financing activities	1,664	5,082
Net increase (decrease) in cash, cash equivalents and restricted cash	388	(212)
Cash, cash equivalents and restricted cash at beginning of period	164	585
Cash, cash equivalents and restricted cash at end of period	$552	$373

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1.    DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Organization and Description of the Business

Diamondback Energy, Inc., together with its subsidiaries (collectively referred to as “Diamondback,” the “Company,” “we” or “our” unless the context otherwise requires), is an independent oil and natural gas company currently focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves primarily in the Permian Basin in West Texas.

As of September 30, 2025, the wholly owned subsidiaries of Diamondback include Diamondback E&P LLC (“Diamondback E&P”), a Delaware limited liability company, Rattler Midstream GP LLC, a Delaware limited liability company, Rattler Midstream LP, a Delaware limited partnership, QEP Resources, Inc., a Delaware corporation and Eclipse Merger Sub II, LLC, a Delaware limited liability company.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including its publicly-traded subsidiary, Viper Energy, Inc., after all significant intercompany balances and transactions have been eliminated upon consolidation. The Company has one reportable segment, the upstream segment.

On August 19, 2025, upon completion of the Sitio Acquisition (as defined and discussed in Note 4—Acquisitions and Divestitures), VNOM Sub, Inc., (formerly known as Viper Energy, Inc., “Former Viper”) became a wholly owned subsidiary of Viper Energy, Inc. (formerly known as New Cobra Pubco, Inc., “New Viper”), as a result of a merger contemplated by the documents governing the Sitio Acquisition (such merger, the “Viper PubCo Merger”). References to “Viper” refer to (i) New Viper following the Viper PubCo Merger, and (ii) Former Viper prior to the Viper PubCo Merger.

As of September 30, 2025, the Company owned approximately 43% of Viper’s combined outstanding Class A common stock and Class B common stock. The Company determined that it controls the activities of Viper in accordance with the guidance for variable interest entities in Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” and therefore continues to consolidate Viper in the Company’s financial statements at September 30, 2025. See further discussion of the Company’s determination that Viper is a variable interest entity (“VIE”) in Note 2—Summary of Significant Accounting Policies. The results of operations attributable to the non-controlling interest in Viper are presented within equity and net income and are shown separately from the equity and net income attributable to the Company.

On March 5, 2024, the Company exercised certain of its demand rights, pursuant to a registration rights agreement amended and restated on November 10, 2023, and on March 8, 2024, the Company completed a public offering of approximately 13.23 million shares of Viper’s Class A common stock at a price of $35.00 per share for proceeds, net of underwriters’ discount, of approximately $451 million. After this offering, the Company owned less than 50% of Viper’s combined outstanding Class A common stock and Class B common stock, resulting in Viper no longer being a controlled company under the Nasdaq rules.

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

In connection with the reduction of the Company’s ownership percentage in Viper to below 50% in March 2024, the Company re-evaluated whether Viper should continue to be consolidated in the Company’s financial statements. Viper meets the definition of a VIE under ASC Topic 810 and the Company continues to be the primary beneficiary of the VIE through its ability, via existing contractual agreements, to direct the activities that most significantly affect the economic performance of Viper. The Company also has the obligation to absorb losses and the right to receive benefits that could be significant to Viper. As such, the Company will continue to consolidate the activity of Viper. The Viper 2024 Equity Offering, the Viper 2025 Equity Offering (each as defined and discussed in Note 10—Stockholders’ Equity and Earnings (Loss) Per Share), the 2025 Drop Down and the Sitio Acquisition (each as defined and discussed in Note 4—Acquisitions and Divestitures) were determined not to be events that would cause the Company to change its conclusion regarding Viper’s status as a VIE.

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

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from Contracts with Customers

The following tables present the Company’s revenue from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Oil sales	$2,994	$2,160	$8,885	$6,025
Natural gas sales	87	(17)	396	38
Natural gas liquid sales	366	211	1,139	566
Total oil, natural gas and natural gas liquid revenues	3,447	2,354	10,420	6,629
Sales of purchased oil	459	282	1,168	698
Other service revenues	8	6	38	21
Total revenue from contracts with customers	$3,914	$2,642	$11,626	$7,348

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following tables present the Company’s revenue from oil, natural gas and natural gas liquids disaggregated by basin:

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$2,786	$206	$2	$2,994	$1,823	$336	$1	$2,160
Natural gas sales	80	7	—	87	(8)	(9)	—	(17)
Natural gas liquid sales	340	26	—	366	179	33	(1)	211
Total	$3,206	$239	$2	$3,447	$1,994	$360	$—	$2,354

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$8,213	$648	$24	$8,885	$4,985	$1,034	$6	$6,025
Natural gas sales	360	35	1	396	28	9	1	38
Natural gas liquid sales	1,049	89	1	1,139	444	122	—	566
Total	$9,622	$772	$26	$10,420	$5,457	$1,165	$7	$6,629

4.    ACQUISITIONS AND DIVESTITURES

2025 Activity

Diamondback Acquisitions and Divestitures

2025 Drop Down Transaction

On May 1, 2025, the Company’s wholly owned subsidiary Endeavor Energy Resources, LP (“EER LP”) divested all of the issued and outstanding equity interests in 1979 Royalties, LP and 1979 Royalties GP, LLC (collectively, the “Endeavor Subsidiaries”), each of which was a subsidiary of the Company, pursuant to a definitive equity purchase agreement with Viper and Viper LLC in exchange for consideration consisting of (i) $873 million in cash, and (ii) the issuance of 69.63 million Viper LLC units and an equivalent number of shares of Viper’s Class B common stock, including certain customary post-closing adjustments (the “2025 Drop Down”). Viper funded the cash consideration for the 2025 Drop Down with a portion of the proceeds from the Viper 2025 Equity Offering (as defined and discussed in Note 10—Stockholders’ Equity and Earnings (Loss) Per Share) and borrowings under the Viper LLC Revolving Credit Facility (as defined and discussed in Note 9—Debt). The 2025 Drop Down was accounted for as a transaction between entities under common control.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Double Eagle Acquisition

On April 1, 2025, the Company completed its acquisition of all of the issued and outstanding interests of DE Permian, LLC, DE IV Combo, LLC and DE IV Operating, LLC, each of which were wholly owned subsidiaries of Double Eagle IV Midco, LLC (“Double Eagle”) (the “Double Eagle Acquisition”) for consideration of $3.1 billion in cash and approximately 6.84 million shares of the Company’s common stock, including transaction costs and subject to certain customary post-closing adjustments. The assets acquired in the Double Eagle Acquisition consisted of approximately 67,700 gross (40,000 net) acres, which are primarily located in the Midland Basin and approximately 407 gross (342 net) horizontal locations in primary development targets. The Company funded the cash portion of the Double Eagle Acquisition through a combination of proceeds from the 2035 Notes (as defined and discussed in Note 9—Debt), proceeds from the 2025 Term Loan (as defined and discussed in Note 9—Debt) and borrowings under the Company’s revolving credit facility.

Viper Acquisition

Sitio Acquisition

On August 19, 2025, Viper completed a series of transactions in which New Viper acquired Sitio Royalties Corp. (“Sitio”), Sitio Royalties Operating Partnership, LP (“Sitio OpCo”) and their respective subsidiaries, pursuant to the Agreement and Plan of Merger, dated June 2, 2025, by and among Former Viper, Viper LLC, Sitio, Sitio OpCo, New Viper, Cobra Merger Sub, Inc. and Scorpion Merger Sub, Inc., in an all-equity transaction valued at approximately $4.0 billion, subject to further adjustments for transaction costs and certain customary post-closing adjustments, including the retirement of Sitio’s net debt of approximately $1.2 billion (the “Sitio Acquisition”).

The mineral and royalty interests acquired in the Sitio Acquisition represent approximately 25,300 net royalty acres in the Permian Basin and approximately 9,000 net royalty acres in the Denver-Julesburg, Eagle Ford and Williston basins, for total acreage of approximately 34,300 net royalty acres. On October 30, 2025, Viper entered into an equity interest purchase agreement to divest all the non-Permian assets acquired from Sitio in the Sitio Acquisition. See Note 17—Subsequent Events for additional information on this divestiture.

2024 Activity

Diamondback Acquisitions and Divestitures

Endeavor Acquisition

For details on the Endeavor Acquisition, which closed on September 10, 2024, see Note 5—Endeavor Energy Resources, LP Acquisition.

TRP Exchange

On December 20, 2024, the Company completed a transaction with TRP Energy, LLC (“TRP”), in which the Company exchanged certain assets including approximately 47,034 gross (35,673 net) acres located in the Delaware Basin and $312 million in cash, subject to customary post-closing adjustments, for certain of TRP’s assets consisting of approximately 21,582 gross (15,421 net) acres located in the Midland Basin with 55 operated locations (the “TRP Exchange”). The TRP Exchange expanded our operating footprint and enhanced our inventory of near-term drilling locations and was valued at approximately $1.3 billion. The Company funded the cash portion of the exchange with cash on hand and borrowings under its revolving credit facility.

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

The following table sets forth the Company’s preliminary purchase price allocation (in millions):

Total consideration	$1,345

Fair value of liabilities assumed:
Suspense liabilities	(8)

Fair value of assets acquired:
Oil and natural gas properties	1,353
Net assets acquired and liabilities assumed	$1,345

With the completion of the TRP Exchange, the Company acquired proved properties of $851 million and unproved properties of $502 million.

The results of operations attributable to the TRP Exchange since the acquisition date have been included in the condensed consolidated statements of operations and include $68 million and $283 million of total revenue and $21 million and $133 million of net income for the three and nine months ended September 30, 2025.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
WTG Midstream Transaction

The Company owns a 25% non-operating equity investment in Remuda Midstream Holdings LLC, referred to as the “WTG joint venture.” On July 15, 2024, the WTG joint venture sold its WTG Midstream LLC subsidiary (the “WTG Midstream Transaction”), for which the Company received as its portion of the consideration 10.1 million common units issued by Energy Transfer LP (NYSE: ET) and $190 million in cash, subject to customary post-closing adjustments. The common unit consideration is also subject to preferred distributions to incentive members of the WTG joint venture which reduce the proceeds attributable to the Company. At the closing of the WTG Midstream Transaction, the value attributable to the Company of the 10.1 million common units was approximately $135 million, of which approximately $81 million was received by the Company and $54 million was initially held in escrow pursuant to an escrow agreement entered into by the WTG joint venture in connection with the initial transaction. In the first nine months of 2025, the Company received approximately $15 million related to the settlement of working capital and the full $54 million of the escrow amount was released. The total value of distributions received by the Company of $336 million, including certain customary post-closing adjustments, exceeded the carrying value of the Company’s investment balance in the WTG joint venture, resulting in an aggregate gain of approximately $139 million, of which approximately $23 million and $65 million was recognized during the three and nine months ended September 30, 2025, respectively. The gain is included in the caption “Other income (expense), net” in the condensed consolidated statement of operations.

Viper Acquisitions

Viper Tumbleweed Acquisitions

In September and October of 2024, Viper completed a series of related acquisitions including the Viper TWR Acquisition, the Viper Q Acquisition and the Viper M Acquisition (collectively, the “Viper Tumbleweed Acquisitions”), each as defined and discussed below.

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

TWR IV can exchange some or all of its Viper LLC units for an equal number of shares of Viper’s Class A common stock. The mineral and royalty interests acquired in the Viper TWR Acquisition represent approximately 3,067 net royalty acres located primarily in the Permian Basin. Viper funded the cash consideration through a combination of cash on hand, borrowings under Viper’s then revolving credit facility and proceeds from the Viper 2024 Equity Offering (as defined and discussed in Note 10—Stockholders’ Equity and Earnings (Loss) Per Share).

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

Additionally, on September 3, 2024, Viper acquired all of the issued and outstanding equity interests in MC TWR Royalties, LP and MC TWR Intermediate, LLC (the “Viper M Acquisition” and together with the Viper Q Acquisition, the “Viper Q & M Acquisitions”), pursuant to a definitive purchase and sale agreement for consideration consisting of (i) approximately $76 million in cash, including transaction costs and certain customary post-closing adjustments, and (ii) contingent cash consideration of up to $4 million, payable in January of 2026, based on the WTI 2025 Average. The mineral and royalty interests acquired in the Viper Q & M Acquisitions represent approximately 406 and 267 net royalty acres located primarily in the Permian Basin, respectively. Viper funded the cash consideration for the Viper Q & M Acquisitions through a combination of cash on hand and borrowings under Viper’s then revolving credit facility.

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

The cash consideration for the Endeavor Acquisition was funded through a combination of cash on hand, the net proceeds from the Company’s April 2024 Notes offering and borrowings under the Tranche A Loans (as defined and discussed in Note 9—Debt). Immediately following the close of the Endeavor Acquisition, Endeavor equityholders held approximately 39.8% of Diamondback’s common stock. As of September 30, 2025, Endeavor’s equityholders held approximately 36.2% of the Company’s common stock.

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

Purchase Price Allocation

The Endeavor Acquisition has been accounted for under the acquisition method of accounting for business combinations in accordance with ASC Topic 805, “Business Combinations.” The following table represents the allocation of the total purchase price for the acquisition of Endeavor to the identifiable assets acquired and the liabilities assumed based on the fair values at the acquisition date. The purchase price allocation was completed in September 2025.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following table sets forth the Company’s purchase price allocation (in millions):

Total consideration	$27,420

Fair value of liabilities assumed:
Accounts payable - trade	$18
Accrued capital expenditures	225
Other accrued liabilities	524
Revenues and royalties payable	567
Derivative instruments	5
Income taxes payable	223
Other current liabilities	25
Asset retirement obligations	267
Deferred income taxes	7,249
Other long-term liabilities	5
Amount attributable to liabilities acquired	$9,108

Fair value of assets acquired:
Accounts receivable - joint interest and other, net	$63
Accounts receivable - oil and natural gas sales, net	659
Inventories	77
Derivative instruments	25
Prepaid expenses and other current assets	20
Oil and natural gas properties	34,805
Other property, equipment and land	849
Other assets	30
Amount attributable to assets acquired	$36,528

Net assets acquired and liabilities assumed	$27,420

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

The results of operations attributable to the Endeavor Acquisition since the acquisition date have been included in the condensed consolidated statements of operations and include $1.2 billion and $3.7 billion of total revenue and $271 million and $1.0 billion of net income for the three and nine months ended September 30, 2025, respectively.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Pro Forma Financial Information

The following unaudited summary pro forma financial information for the three and nine months ended September 30, 2024, has been prepared to give effect to the Endeavor Acquisition as if it had occurred on January 1, 2023. The unaudited pro forma financial information does not purport to be indicative of what the combined company’s results of operations would have been if the transaction had occurred on the dates indicated, nor is it indicative of the future financial position or results of operations of the combined company.

The below information reflects pro forma adjustments for the issuance of the Company’s common stock as consideration for the Endeavor Acquisition, as well as pro forma adjustments based on available information and certain assumptions that the Company believes are reasonable, including adjustments to depreciation, depletion and amortization based on the full cost method of accounting.

Additionally, pro forma earnings for the three and nine months ended September 30, 2024, include historical acquisition-related costs incurred by Endeavor of $412 million and $415 million, respectively, which consist primarily of incentive compensation, investment banking and legal costs. The Company incurred acquisition related costs of $1 million and $38 million for the three and nine months ended September 30, 2025, which consist primarily of severance and accelerated incentive compensation payments to former Endeavor employees. The pro forma results of operations do not include any cost savings or other synergies that may result from the Endeavor Acquisition or any estimated costs that have been or will be incurred by the Company to integrate the acquired assets. The pro forma financial data does not include the results of operations for any other acquisitions made during the periods presented, as they were primarily acreage acquisitions, and their results were not deemed material.

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	(In millions, except per share amounts)
Revenues	$3,877	$11,800
Income (loss) from operations	$983	$4,797
Net income (loss) attributable to Diamondback Energy, Inc.	$853	$2,020
Basic earnings (loss) per common share	$2.87	$6.79
Diluted earnings (loss) per common share	$2.87	$6.79

6.    PROPERTY AND EQUIPMENT

Property and equipment includes the following as of the dates indicated:

	September 30,	December 31,
	2025	2024
	(In millions)
Oil and natural gas properties:
Subject to depletion	$69,811	$59,574
Not subject to depletion	24,498	22,666
Gross oil and natural gas properties	94,309	82,240
Accumulated depletion	(14,613)	(11,083)
Accumulated impairment	(7,954)	(7,954)
Oil and natural gas properties, net	71,742	63,203
Other property, equipment and land	1,019	1,440
Accumulated depreciation, amortization, accretion and impairment	(228)	(171)
Total property and equipment, net	$72,533	$64,472

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter which determines a limit, or ceiling, on the book value of proved oil and natural gas properties. No impairment expense was recorded for the three and nine months ended September 30, 2025, or 2024 based on the results of the respective quarterly ceiling tests.

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

Assets Held for Sale

During the third quarter of 2025, the Company commenced plans to sell certain assets consisting of midstream water assets and inventory with a carrying value of $505 million. As of September 30, 2025, the Company had ceased depreciating these assets and classified them as held for sale on the Company’s condensed consolidated balance sheet. At December 31, 2024, the midstream water assets and inventory were included in the Company’s consolidated balance sheet under the caption “Other property, equipment and land” and “Inventories,” respectively.

At the time these assets were transferred to held for sale, their carrying values approximated or were less than their respective fair values less costs to sell based on observable exit prices obtained from third party bids. As such, no impairment loss was recorded on these assets upon their transfer to held for sale. The Company completed the sale of these assets in the fourth quarter of 2025. For further discussion on the sale of these assets, see Note 17—Subsequent Events.

7.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligations liability for the following periods:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Asset retirement obligations, beginning of period	$592	$245
Additional liabilities incurred	31	5
Liabilities acquired	13	191
Liabilities settled and divested	(62)	(21)
Accretion expense	27	13
Revisions in estimated liabilities	3	75
Asset retirement obligations, end of period	604	508
Less current portion(1)	20	15
Asset retirement obligations - long-term	$584	$493
(1)    The current portion of the asset retirement obligation is included in the caption “Other accrued liabilities” in the Company’s condensed consolidated balance sheets.

8.    RELATED PARTY TRANSACTIONS

Deep Blue

As of September 30, 2025, the Company and Five Point Energy LLC had a joint venture, Deep Blue Midland Basin LLC (“Deep Blue”), in which the Company owned a 30% equity ownership interest. Additionally, the Company has other significant related party transactions with Deep Blue, which result in (i) certain accounts receivable due from Deep Blue, (ii) accrued capital expenditures and other accrued payables related to a commitment to fund certain capital expenditures on projects that were in process at the time of the Deep Blue transaction, and (iii) lease operating expenses and capitalized expenses related to fees paid to Deep Blue under a 15-year dedication for its produced water and supply water within a 12-county area of mutual interest in the Midland Basin.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
For further discussion on additional transactions with Deep Blue, see Note 17—Subsequent Events.

The following table presents the significant related party balances included in the condensed consolidated balance sheets at September 30, 2025, and December 31, 2024:

	September 30,	December 31,
	2025	2024
	(In millions)
Current assets - Accounts receivable	$15	$5
Long-term assets - Equity method investments	$152	$137
Current liabilities - Accrued capital expenditures	$(22)	$(31)
Current liabilities - Other accrued liabilities	$(51)	$(22)

During the three and nine months ended September 30, 2025, and 2024, the Company recorded approximately $23 million, $95 million, $30 million and $90 million, respectively, for water services provided by Deep Blue during the completion phase of wells. These costs were capitalized and are included in the caption “Oil and natural gas properties” on the condensed consolidated balance sheets.

The following table presents the significant related party transactions included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Lease operating expenses	$39	$29	$111	$83

Viper

For discussion on related party transactions with Viper, see Note 4—Acquisitions and Divestitures - 2025 Drop Down Transaction.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
9.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	September 30,	December 31,
	2025	2024
	(In millions)
3.250% Senior Notes due 2026	$750	$750
5.625% Senior Notes due 2026	14	14
5.200% Senior Notes due 2027	850	850
7.125% Medium-term Notes, Series B, due 2028	73	73
3.500% Senior Notes due 2029	915	915
5.150% Senior Notes due 2030	850	850
3.125% Senior Notes due 2031	740	767
6.250% Senior Notes due 2033	1,100	1,100
5.400% Senior Notes due 2034	1,300	1,300
5.550% Senior Notes due 2035	1,200	—
4.400% Senior Notes due 2051	539	650
4.250% Senior Notes due 2052	656	750
6.250% Senior Notes due 2053	650	650
5.750% Senior Notes due 2054	1,480	1,500
5.900% Senior Notes due 2064	1,000	1,000
Tranche A Loans	—	900
2025 Term Loan	1,500	—
Unamortized debt issuance costs	(105)	(91)
Unamortized discount costs	(25)	(25)
Unamortized premium costs	2	3
Unamortized basis adjustment of dedesignated interest rate swap agreements(1)	(62)	(72)
Revolving credit facility	175	—
Viper revolving credit facility	160	261
Viper 5.375% Senior Notes due 2027	380	430
Viper 4.900% Senior Notes due 2030	500	—
Viper 7.375% Senior Notes due 2031	—	400
Viper 5.700% Senior Notes due 2035	1,100	—
Viper Term Loan	500	—
Total debt, net	16,242	12,975
Less: current maturities of debt	394	900
Total long-term debt	$15,848	$12,075
(1)    Represents the unamortized basis adjustment related to two receive-fixed, pay-variable interest rate swap agreements which were previously designated as fair value hedges of the Company’s 3.500% fixed rate senior notes due 2029. This basis adjustment is being amortized to interest expense over the remaining term of the 2029 Notes utilizing the effective interest method.

References in this section to the Company shall mean Diamondback Energy, Inc. and Diamondback E&P, collectively, unless otherwise specified.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Credit Agreement

On June 12, 2025, Diamondback E&P, as borrower and Diamondback Energy, Inc., as parent guarantor, entered into a sixteenth amendment to the existing credit agreement (the “Credit Agreement”), which among other things (i) extended the maturity date to June 12, 2030, and (ii) decreased the interest rate, such that outstanding borrowings under the Credit Agreement bear interest at a per annum rate elected by Diamondback E&P that is equal to (x) term SOFR or (y) an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 1-month term SOFR plus 1.0%, subject to a 1.0% floor), in each case plus the applicable margin. The applicable margin ranges from 0.000% to 0.750% per annum in the case of the alternate base rate and from 1.000% to 1.750% per annum in the case of term SOFR, in each case based on the pricing level, and the commitment fee ranges from 0.100% to 0.250% per annum on the average daily unused portion of the commitments, based on the pricing level. The pricing level depends on the Company’s long-term senior unsecured debt ratings. The Credit Agreement provides for a maximum credit amount of $2.5 billion. As of September 30, 2025, the Company had $175 million in outstanding borrowings under the Credit Agreement and approximately $2.3 billion available for future borrowings. During the three and nine months ended September 30, 2025, the weighted average interest rate on borrowings under the Credit Agreement was 5.55% and 5.66%, respectively. During the three and nine months ended September 30, 2024, the weighted average interest rate on borrowings under the Credit Agreement was 6.64%.

As of September 30, 2025, the Company was in compliance with all financial maintenance covenants under the Credit Agreement.

Viper LLC Revolving Credit Facility

On June 12, 2025, Former Viper, as guarantor, entered into a credit agreement with Viper LLC, as borrower, and Wells Fargo, as the administrative agent (the “Viper LLC Revolving Credit Facility”), which among other things, provides Viper LLC with a senior unsecured revolving credit facility with a commitment of $1.5 billion. The Viper LLC Revolving Credit Facility has a maturity date of June 12, 2030, with the ability to request three extensions of the maturity date by one year. The Viper LLC Revolving Credit Facility was previously guaranteed by certain subsidiaries of Viper LLC, and upon completion of the Sitio Acquisition, those subsidiary guarantees were released and New Viper and Former Viper became co-guarantors. The Viper LLC Revolving Credit Facility replaced Viper LLC’s previous revolving credit facility, dated July 20, 2018, among Viper, Viper LLC and Wells Fargo as amended, restated, amended and restated, supplemented or otherwise modified prior to June 12, 2025.

As of September 30, 2025, Viper LLC had $160 million in outstanding borrowings and $1.3 billion available for future borrowings under the Viper LLC Revolving Credit Facility. The weighted average interest rates on borrowings under Viper LLC’s respective revolving credit facilities were 5.83% and 6.21% for the three and nine months ended September 30, 2025, respectively, and 7.51% and 7.52% for the three and nine months ended September 30, 2024, respectively.

Borrowings under the Viper LLC Revolving Credit Facility bear interest at a per annum rate elected by Viper LLC that is equal to term SOFR or an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and one month term SOFR plus 1.0%, subject to a 1.0% floor), in each case plus the applicable margin. The applicable margin ranges from 0.125% to 1.000% per annum in the case of the alternate base rate loans and from 1.125% to 2.000% per annum in the case of term SOFR loans, in each case based on the pricing level. Further, the commitment fee ranges from 0.125% to 0.325% per annum on the average daily unused portion of the commitment, again based on the pricing level. The pricing level depends on the rating of Viper’s long-term senior unsecured debt by certain ratings agencies.

The Viper LLC Revolving Credit Facility contains a financial covenant that requires Viper to maintain a Total Net Debt to Capitalization Ratio (as defined in the Viper LLC Revolving Credit Facility) of no more than 65%. As of September 30, 2025, Viper LLC was in compliance with all financial maintenance covenants under the Viper LLC Revolving Credit Facility.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Term Loan Agreements

Diamondback Term Loan Agreements

2025 Term Loan

In connection with the Double Eagle Acquisition, Diamondback Energy, Inc., as guarantor, entered into a term loan credit agreement with Diamondback E&P LLC, as borrower, and Bank of America, N.A., as administrative agent (the “2025 Term Loan”) on March 21, 2025.

The 2025 Term Loan provided the Company with the ability to borrow up to $1.5 billion on an unsecured basis to fund a portion of the cash consideration for the Double Eagle Acquisition and costs and expenses related to the acquisition. On the date of closing of the Double Eagle Acquisition, the 2025 Term Loan was fully drawn in a single borrowing. Any then-outstanding amounts will mature and be payable in full on the second anniversary of the initial funding date. During the three and nine months ended September 30, 2025, the weighted average interest rate on borrowings under the 2025 Term Loan was 5.66% and 5.67%, respectively.

Outstanding borrowings under the 2025 Term Loan bear interest at a per annum rate elected by the Company that is equal to (i) term SOFR plus 0.10% (“Adjusted Term SOFR”) or (ii) an alternate base rate (which is equal to the greatest of (a) the Federal Funds effective rate plus 0.50%, (b) the prime rate (c) Adjusted Term SOFR plus 1.0%, and (d) 1.0%), in each case plus the applicable margin. The applicable margin ranges from 0.125% to 1.000% per annum in the case of the alternate base rate and from 1.125% to 2.000% per annum in the case of Adjusted Term SOFR, in each case based on the pricing level, and the commitment fee is equal to 0.125% per annum on the aggregate principal amount of the commitments. The pricing level depends on the Company’s long-term senior unsecured debt ratings.

Tranche A Loans

On February 29, 2024, Diamondback Energy, Inc., as guarantor, entered into a term loan credit agreement with Diamondback E&P LLC, as borrower, and Citibank, N.A., as administrative agent, which is comprised of $1.0 billion of Tranche A Loans (the “Tranche A Loans”). The Tranche A Loans were fully drawn to fund a portion of the cash consideration for the Endeavor Acquisition.

On May 5, 2025, the Company used the cash proceeds received from the 2025 Drop Down to repay in full and terminate the $900 million remaining outstanding Tranche A Loans. During the nine months ended September 30, 2025, the weighted average interest rate on borrowings under the Tranche A Loans was 5.87%. During the three and nine months ended September 30, 2024, the weighted average interest rate on borrowings under the Tranche A Loans was 6.46%.

Viper Term Loan

On July 23, 2025, in connection with the Sitio Acquisition, Viper, as guarantor, entered into a term loan credit agreement with Viper LLC, as borrower, and Goldman Sachs Bank USA, as administrative agent, (the “Viper Term Loan”).

The Viper Term Loan provided Viper with the ability to borrow up to $500 million on a senior unsecured basis to fund a portion of the retirement of Sitio’s debt, in connection with the Sitio Acquisition. On the date of closing of the Sitio Acquisition, the Viper Term Loan was fully drawn in a single borrowing. Any then-outstanding amounts will mature and be payable in full on the second anniversary of the initial funding date. In connection with the Sitio Acquisition, New Viper became a co-guarantor of the Viper Term Loan.

Borrowings under the Viper Term Loan bear interest at a per annum rate elected by Viper LLC that is equal to term SOFR or an alternate base rate (which is equal to the greatest of the prime rate, the federal funds effective rate plus 0.50% and 1-month term SOFR plus 1.0%, subject to a 1.0% floor), in each case plus the applicable margin. The applicable margin ranges from 0.250% to 1.125% per annum in the case of the alternate base rate loans and from 1.250% to 2.125% per annum in the case of term SOFR loans, in each case based on the pricing level. The pricing level depends on the rating of Viper’s long-term senior unsecured debt by certain ratings agencies. In addition, the fee on undrawn commitments is equal to 0.20% per annum on the aggregate principal amount of such commitments. During the three and nine months ended September 30, 2025, the weighted average interest rate on borrowings under the Viper Term Loan was 5.92%.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Issuance of Notes

Diamondback Notes

On March 20, 2025, the Company issued $1.2 billion aggregate principal amount of 5.550% Senior Notes due April 1, 2035 (the “2035 Notes”). The Company received net proceeds of $1.2 billion, after underwriters’ discounts and transaction costs. Interest on the 2035 Notes is payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2025. The Company used the net proceeds to fund a portion of the cash consideration for the Double Eagle Acquisition.

The 2035 Notes are included in the Guaranteed Senior Notes, which are senior unsecured obligations and are fully and unconditionally guaranteed by Diamondback E&P, are senior in right of payment to any of the Company’s future subordinated indebtedness and rank equal in right of payment with all of the Company’s existing and future senior indebtedness.

Viper Notes

On July 23, 2025, Viper LLC, as borrower, and Former Viper as guarantor, issued $1.6 billion in aggregate principal amount of Viper LLC’s senior notes consisting of (i) $500 million aggregate principal amount of 4.900% Senior Notes due August 1, 2030 (the “Viper 2030 Notes”), and (ii) $1.1 billion aggregate principal amount of 5.700% Senior Notes due August 1, 2035 (the “Viper 2035 Notes” and together with the Viper 2030 Notes, the “Viper 2025 Notes”). Viper received net proceeds of approximately $1.58 billion, after underwriters’ discounts and transaction costs. Interest on the Viper 2025 Notes is payable semi-annually in February and August of each year, beginning on February 1, 2026. Concurrently, Viper used a portion of the proceeds to redeem or satisfy and discharge, as discussed below, approximately $780 million in aggregate principal amounts of Viper’s outstanding senior notes. Following the closing of the Sitio Acquisition, Viper used the remaining proceeds from the issuance of the Viper 2025 Notes to (i) retire Sitio’s 7.875% senior notes due 2028, (ii) repay borrowings under Sitio’s revolving credit facility, (iii) pay fees, costs and expenses related to the redemption or repayment of such debt, and (iv) for general corporate purposes.

The Viper 2025 Notes are senior unsecured obligations and are fully and unconditionally guaranteed by Former Viper, and, following the closing of the Sitio Acquisition, also by New Viper. The Viper 2025 Notes have been registered under the Securities Act.

Retirement of Notes

Diamondback Retirement of Notes

In the second quarter of 2025, the Company opportunistically repurchased an aggregate principal amount of approximately $252 million of its senior notes, which consisted of $27 million of the 3.125% Senior Notes due 2031, $111 million of the 4.400% Senior Notes due 2051, $94 million of the 4.250% Senior Notes due 2052 and $20 million of the 5.750% Senior Notes due 2054, all in open market transactions for total cash consideration, including accrued interest paid, of approximately $196 million, at an average of 76.8% of par value. These repurchases resulted in a gain on extinguishment of debt of approximately $55 million during the nine months ended September 30, 2025.

Viper Retirement of Notes

In the second quarter of 2025, Viper opportunistically repurchased principal amounts of $50 million of Viper’s 5.375% Senior Notes due 2027 (the “Viper 2027 Notes”) in open market transactions for total cash consideration of $50 million, at an average of 99.7% of par value. Viper’s repurchases resulted in an immaterial gain on extinguishment of debt during the nine months ended September 30, 2025.

On July 23, 2025, using proceeds from the issuance of the Viper 2025 Notes, Viper (i) redeemed all of Viper’s outstanding 7.375% Senior Notes due 2031 (the “Viper 2031 Notes”) for total cash consideration of approximately $434 million including the applicable redemption premium of 106.767% of par and accrued and unpaid interest up to, but not including, the redemption date, and (ii) issued and delivered a notice of redemption to redeem all of Viper’s outstanding Viper 2027 Notes on November 1, 2025, for total cash consideration, including payment of interest due to, but not including, the redemption date at a redemption price equal to 100% of the principal amount of the Viper 2027 Notes. The redemption of the Viper 2031 Notes resulted in a loss on extinguishment of debt of $32 million. Concurrent with the notice of redemption for the Viper 2027 Notes, Viper irrevocably deposited with Computershare Trust Company, National Association, the trustee under the

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
indenture governing the Viper 2027 Notes, approximately $390 million, the redemption amount of the Viper 2027 Notes, which is reflected in the caption “Restricted cash” on the condensed consolidated balance sheet as of September 30, 2025. The indenture governing the Viper 2027 Notes was satisfied and discharged at that time in accordance with its terms and ceased to be of further effect as to the Viper 2027 Notes issued thereunder, except those provisions of the indenture that, by their terms, survived the satisfaction and discharge. The satisfaction and discharge of the Viper 2027 Notes did not represent a legal defeasance or release, and, as such, the Viper 2027 Notes were reflected as a short-term obligation until subsequently redeemed on November 1, 2025.

10.    STOCKHOLDERS’ EQUITY AND EARNINGS (LOSS) PER SHARE

Stock Repurchase Program

On July 31, 2025, the Company’s board of directors approved an increase in the Company’s common stock repurchase program from $6.0 billion to $8.0 billion of the Company’s outstanding common stock, excluding excise tax. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions and are subject to market conditions, applicable regulatory and legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the three and nine months ended September 30, 2025, and 2024, the Company repurchased approximately $603 million, $1.6 billion, $515 million and $557 million of common stock under this repurchase program, respectively, in each case excluding excise tax. As of September 30, 2025, approximately $3.1 billion remained available for future repurchases under the Company’s common stock repurchase program, excluding excise tax.

Viper 2025 Equity Offering

On February 3, 2025, Viper completed an underwritten public offering of approximately 28.34 million shares of Viper’s Class A common stock, which included 3.70 million shares issued pursuant to an option to purchase additional shares of Viper’s Class A common stock granted to the underwriters, at a price to the public of $44.50 per share for total net proceeds of approximately $1.2 billion, after the underwriters’ discount and transaction costs (the “Viper 2025 Equity Offering”). The net proceeds were used (i) to fund a portion of Viper’s cash consideration for the 2025 Drop Down, (ii) to fund cash consideration for other acquisitions, and (iii) for general corporate purposes.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following table summarizes changes in the ownership interest in consolidated subsidiaries during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Net income (loss) attributable to the Company	$1,018	$659	$3,122	$2,264
Change in ownership of consolidated subsidiaries	58	123	(470)	62
Change from net income (loss) attributable to the Company’s stockholders and transfers with non-controlling interest	$1,076	$782	$2,652	$2,326

Dividends

The following table presents dividends and distribution equivalent rights paid on the Company’s common stock during the respective periods:

	Base	Variable	Total Per Share	Total
	(In millions, except per share amounts)
2025
First quarter	$1.00	$—	$1.00	$291
Second quarter	1.00	—	1.00	293
Third quarter	1.00	—	1.00	291
Total year-to-date	$3.00	$—	$3.00	$875

2024
First quarter	$0.90	$2.18	$3.08	$552
Second quarter	0.90	1.07	1.97	355
Third quarter	0.90	1.44	2.34	419
Total year-to-date	$2.70	$4.69	$7.39	$1,326

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

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
A reconciliation of the components of basic and diluted earnings per common share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions, except per share amounts, shares in thousands)
Net income (loss) attributable to common shares	$1,018	$659	$3,122	$2,264
Less: distributed and undistributed earnings allocated to participating securities(1)	4	6	14	17
Net income (loss) attributable to common stockholders	$1,014	$653	$3,108	$2,247
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	288,826	204,730	290,188	187,253
Effect of dilutive securities:
Weighted-average potential common shares issuable	—	—	—	—
Diluted weighted average common shares outstanding	288,826	204,730	290,188	187,253
Basic net income (loss) attributable to common shares	$3.51	$3.19	$10.71	$12.00
Diluted net income (loss) attributable to common shares	$3.51	$3.19	$10.71	$12.00
(1)    Unvested restricted stock awards and performance stock awards that contain non-forfeitable distribution equivalent rights are considered participating securities and therefore are included in the earnings per share calculation pursuant to the two-class method.

11.    EQUITY-BASED COMPENSATION

Under the Equity Plan approved by the board of directors, the Company is authorized to issue up to 11.8 million shares of incentive and non-statutory stock options, restricted stock awards and restricted stock units, performance awards and stock appreciation rights to eligible employees. The Company currently has outstanding restricted stock units and performance-based restricted stock units under the Equity Plan. At September 30, 2025, approximately 3.7 million shares of common stock remain available for future grants under the Equity Plan. The Company classifies its restricted stock units and performance-based restricted stock units as equity-based awards and estimates the fair values of restricted stock awards and units as the closing price of the Company’s common stock on the grant date of the award, which is expensed over the applicable vesting period.

In addition to the Equity Plan, Viper maintains its own long-term incentive plan, which is not significant to the Company.

The following table presents the financial statement impacts of equity compensation plans and related costs on the Company’s financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
General and administrative expenses	$22	$16	$61	$49
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	$9	$8	$24	$22

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Restricted Stock Units

The following table presents the Company’s restricted stock unit activity during the nine months ended September 30, 2025, under the Equity Plan:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2024	645,408	$159.84
Granted	675,821	$149.23
Vested	(135,930)	$160.73
Forfeited	(49,150)	$153.37
Unvested at September 30, 2025	1,136,149	$153.70

The aggregate grant date fair value of restricted stock units that vested during the nine months ended September 30, 2025, was $22 million. As of September 30, 2025, the Company’s unrecognized compensation cost related to unvested restricted stock units was $119 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Performance Based Restricted Stock Units

The following table presents the Company’s performance restricted stock units activity under the Equity Plan for the nine months ended September 30, 2025:

	Performance Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2024	278,902	$278.72
Granted	186,519	$217.98
Vested	(6,590)	$158.96
Unvested at September 30, 2025(1)	458,831	$256.13
(1)A maximum of 1,107,526 units could be awarded based upon the Company’s final TSR ranking.

As of September 30, 2025, the Company’s unrecognized compensation cost related to unvested performance based restricted stock units was $54 million, which is expected to be recognized over a weighted-average period of 1.5 years.

In March 2025, eligible employees received performance restricted stock unit awards totaling 171,638 units from which a minimum of 0% and a maximum of 200% of the units could be awarded based upon the measurement of TSR of the Company’s common stock as compared to a designated peer group during the three-year performance period of January 1, 2025, to December 31, 2027, and cliff vest at December 31, 2027, subject to continued employment. The initial payout of the March 2025 awards will be further adjusted by a TSR modifier that may reduce the payout or increase the payout up to a maximum of 250%. Additionally, in May 2025 the Company granted 14,881 performance restricted stock units under substantially the same terms as the March 2025 performance restricted stock unit awards.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
12.    INCOME TAXES

The following table provides the Company’s provision for (benefit from) income taxes and the effective income tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions, except for tax rate)
Provision for (benefit from) income taxes	$287	$210	$894	$685
Effective income tax rate	20.9%	22.9%	21.3%	22.1%

Total income tax expense from continuing operations for the three and nine months ended September 30, 2025, differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income primarily due to (i) state income taxes, net of federal benefit, (ii) the effect of research and development tax credits, (iii) limitations on the deduction of certain permanent items, and (iv) other permanent differences between book and taxable income. For the three and nine months ended September 30, 2024, total income tax expense from continuing operations differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income primarily due to (i) state income taxes, net of federal benefit, (ii) the impact of permanently nondeductible transaction costs, and (iii) other differences between book and taxable income.

On July 4, 2025, H.R. 1, commonly known as the One Big Beautiful Bill Act (the “Act”), was enacted. The Act included multiple provisions applicable to U.S. income taxes for businesses, including immediate expensing of research or experimental expenses, bonus depreciation for qualified tangible property, deductible intangible drilling costs for purposes of the corporate alternative minimum tax, and enhancements to limits on business interest expense deductions. The Company accounted for the Act in the period of enactment and materially reduced its estimate of current tax expense for 2025, primarily offset by an increase in estimated deferred tax expense for 2025, with no material net impact on the effective tax rate for the quarter.

In connection with the Sitio Acquisition, Viper acquired prepaid income tax balances of approximately $14 million and deferred tax assets of $5 million related to loss carryforwards. Viper also recognized a deferred tax liability of approximately $122 million.

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

Based on application of the Inflation Reduction Act of 2022 guidance, the Company’s income tax expense for the three and nine months ended September 30, 2025, was not impacted by the corporate alternative minimum tax.

13.    DERIVATIVES

At September 30, 2025, the Company has commodity derivative contracts and interest rate swaps outstanding. All derivative financial instruments are recorded at fair value.

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

As of September 30, 2025, the Company had the following outstanding commodity derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Collars
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Weighted Average Differential	Weighted Average Floor Price	Weighted Average Ceiling Price
OIL
Oct. - Dec.	2025	Roll Swap	65,000	WTI Cushing	$1.07	$—	$—
Oct. - Dec.	2025	Basis Swap(1)	76,000	Argus WTI Midland	$1.05	$—	$—
Jan. - Jun.	2026	Basis Swap(1)	25,000	Argus WTI Midland	$0.96	$—	$—
Jul. - Dec.	2026	Basis Swap(1)	20,000	Argus WTI Midland	$0.95	$—	$—
NATURAL GAS
Oct. - Dec.	2025	Costless Collar	690,000	Henry Hub	$—	$2.49	$5.28
Jan. - Dec.	2026	Costless Collar	800,000	Henry Hub	$—	$2.88	$6.34
Jan. - Dec.	2027	Costless Collar	520,000	Henry Hub	$—	$2.92	$6.37
Oct. - Dec.	2025	Basis Swap(1)	610,000	Waha Hub	$(0.98)	$—	$—
Oct. - Dec.	2025	Basis Swap(1)	20,000	HSC Hub	$(0.49)	$—	$—
Jan. - Dec.	2026	Basis Swap(1)	610,000	Waha Hub	$(1.67)	$—	$—
Jan. - Dec.	2026	Basis Swap(1)	100,000	HSC Hub	$(0.35)	$—	$—
Jan. - Dec.	2027	Basis Swap(1)	300,000	Waha Hub	$(1.35)	$—	$—
Jan. - Dec.	2027	Basis Swap(1)	100,000	HSC Hub	$(0.26)	$—	$—
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

Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Strike Price	Deferred Premium
OIL
Oct. - Dec.	2025	Put	46,000	Brent	$53.91	$1.64
Oct. - Dec.	2025	Put	100,000	Argus WTI Houston	$53.00	$1.68
Oct. - Dec.	2025	Put	176,000	WTI Cushing	$53.79	$1.64
Jan. - Mar.	2026	Put	36,000	Brent	$53.13	$1.73
Jan. - Mar.	2026	Put	85,000	Argus WTI Houston	$51.26	$1.65
Jan. - Mar.	2026	Put	160,000	WTI Cushing	$52.23	$1.66
Apr. - Jun.	2026	Put	17,000	Brent	$52.50	$1.74
Apr. - Jun.	2026	Put	50,000	Argus WTI Houston	$50.00	$1.64
Apr. - Jun.	2026	Put	65,000	WTI Cushing	$50.00	$1.75
Jul. - Sep.	2026	Put	5,000	Brent	$52.50	$1.63
Jul. - Sep.	2026	Put	5,000	Argus WTI Houston	$50.00	$1.70
Jul. - Sep.	2026	Put	10,000	WTI Cushing	$50.00	$1.83

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Interest Rate Swaps and Treasury Locks

Interest Rate Swaps

As of September 30, 2025, the Company has two receive-fixed, pay-variable interest rate swap agreements for notional amounts of $150 million, which are considered economic hedges of the Company’s 3.50% fixed rate senior notes due 2029 (the “2029 Notes”). During the three and nine months ended September 30, 2025, the Company terminated and settled an aggregate $150 million and $600 million, respectively, of the previous $900 million notional amount of interest rate swaps for an aggregate loss of $15 million and $67 million, respectively. The losses on the partial termination of interest rate swaps are recognized in the caption “Gain (loss) on derivative instruments, net” on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025. The Company receives a fixed 3.50% rate of interest on these swaps and pays the variable rate of SOFR plus 2.1865%. The interest rate swaps are not treated as hedges for accounting purposes and, as a result, changes in fair value are recorded in earnings under the caption “Gain (loss) on derivative instruments, net” in the condensed consolidated statements of operations.

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

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Gain (loss) on derivative instruments, net:
Commodity contracts	$115	$99	$126	$137
Interest rate swaps(1)	—	32	18	(11)
2026 WTI Contingent Liability	2	—	3	—
Treasury locks	3	—	2	(25)
Total	$120	$131	$149	$101

Net cash received (paid) on settlements:
Commodity contracts	$72	$33	$181	$53
Interest rate swaps(1)	(15)	(37)	(75)	(64)
Treasury locks	3	—	2	(25)
Total	$60	$(4)	$108	$(36)

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
(1)The three and nine months ended September 30, 2025, includes cash paid on interest rate swaps terminated prior to their contractual maturity of $15 million and $67 million, respectively. The three and nine months ended September 30, 2024, includes cash paid on interest rate swaps terminated prior to their contractual maturity of $37 million.

14.    FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As discussed in Note 14—Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, certain financial instruments of the Company are reported at fair value on the Company’s condensed consolidated balance sheets. The net amounts of derivative instruments are classified as current or noncurrent based on their anticipated settlement dates. The Company has an immaterial investment that is reported at fair value using observable, quoted stock prices and is included in “Other assets” on the Company’s condensed consolidated balance sheets at September 30, 2025, and December 31, 2024.

Viper LLC’s 2026 WTI Contingent Liability is reported at fair value using observable market data inputs and a Monte Carlo pricing model, which are considered Level 2 inputs within the fair value hierarchy. The 2026 WTI Contingent Liability was recorded in “Other accrued liabilities” on the Company’s condensed consolidated balance sheet at September 30, 2025, and in “Other long-term liabilities” on the Company’s consolidated balance sheet at December 31, 2024. The change in fair value of the 2026 WTI Contingent Liability is recognized in “Gain (loss) on derivative instruments, net” on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

The following table provides the fair value of financial instruments that are recorded at fair value in the condensed consolidated balance sheets as of September 30, 2025, and December 31, 2024:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Derivative instruments:
Commodity derivative instruments	$—	$327	$—	$327	$(153)	$174
Non-current assets- Derivative instruments:
Commodity derivative instruments	$—	$66	$—	$66	$(65)	$1
Non-current assets- Other assets:
Investment	$44	$—	$—	$44	$—	$44
Liabilities:
Current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$154	$—	$154	$(153)	$1
Interest rate swaps	$—	$9	$—	$9	$—	$9
Current liabilities- Other accrued liabilities:
2026 WTI Contingent Liability	$—	$27	$—	$27	$—	$27
Non-current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$149	$—	$149	$(65)	$84
Interest rate swaps	$—	$22	$—	$22	$—	$22

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Derivative instruments:
Commodity derivative instruments	$—	$274	$—	$274	$(106)	$168
Non-current assets- Derivative instruments:
Commodity derivative instruments	$—	$19	$—	$19	$(17)	$2
Non-current assets- Other assets:
Investment	$8	$—	$—	$8	$—	$8
Liabilities:
Current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$121	$—	$121	$(106)	$15
Interest rate swaps	$—	$28	$—	$28	$—	$28
Non-current liabilities- Derivative instruments:
Commodity derivative instruments	$—	$27	$—	$27	$(17)	$10
Interest rate swaps	$—	$96	$—	$96	$—	$96
Non-current liabilities- Other long-term liabilities:
2026 WTI Contingent Liability	$—	$30	$—	$30	$—	$30

Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
Debt	$16,242	$16,239	$12,975	$12,564

The fair values of the Company’s borrowings under the Credit Agreement, the Viper LLC Revolving Credit Facility, the 2025 Term Loan, Viper Term Loan and Tranche A Loans (prior to repayment and termination) approximate their carrying values based on borrowing rates available to the Company for bank loans with similar terms and maturities and are classified as Level 2 in the fair value hierarchy. The fair values of the outstanding notes were determined using the quoted market price at each period end, a Level 1 classification in the fair value hierarchy.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
15.    SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Supplemental disclosure of cash flow information:
Cash (paid) received for income taxes, net	$(1,216)	$(191)
Supplemental disclosure of non-cash transactions:
Accrued capital expenditures included in accounts payable and accrued expenses	$1,043	$710
Common shares issued for acquisitions	$(2,536)	$(20,110)
Viper LLC’s units issued for acquisition	$(1,445)	$—

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

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
17.    SUBSEQUENT EVENTS

Third Quarter 2025 Dividend Declaration

On October 30, 2025, the board of directors of the Company declared a base cash dividend for the third quarter of 2025 of $1.00 per share of common stock, payable on November 20, 2025, to its stockholders of record at the close of business on November 13, 2025. Future base and variable dividends are at the discretion of the Company’s board of directors.

Diamondback Divestitures

EPIC Divestiture

On October 31, 2025, the Company divested its 27.5% equity interest in EPIC Crude Holdings, LP (“EPIC”) pursuant to a definitive purchase and sale agreement with Plains All American Pipeline, L.P. and Plains GP Holdings (collectively, “Plains”) for approximately $504 million in cash and an additional $96 million in contingent consideration (the “EPIC Divestiture”). The contingent cash payment is due should the capacity expansion of EPIC be formally sanctioned before year-end 2027. On October 31, 2025, the Company used $500 million of the cash proceeds received from the EPIC Divestiture to partially repay principal borrowings under the Company’s 2025 Term Loan.

Divestiture of Water Assets to Deep Blue

On October 1, 2025, the Company divested Environmental Disposal Systems, LLC (“EDS”), its subsidiary, to Deep Blue, which was originally acquired in connection with the Endeavor Acquisition, in exchange for upfront net cash proceeds of $694 million. The transaction provides for the potential for the Company to earn up to an additional $200 million in contingent consideration based on the achievement of certain completion thresholds for the years 2026 through 2028. As part of the divestiture, the Company renewed its 15-year dedication to Deep Blue for its produced water and supply water within a 12-county area of mutual interest in the Midland Basin. The Company’s equity ownership interest in Deep Blue remained at 30% following the closing of the transaction. The cash proceeds from the divestiture were used to repay borrowings under the Credit Agreement and for general corporate purposes.

As of September 30, 2025, the assets related to this divestiture met the criteria to be classified as held for sale on the Company’s condensed consolidated balance sheets. See Note 6—Property and Equipment for additional discussion about the balance sheet classification of these assets as of September 30, 2025.

Viper Divestiture

Pending Divestiture of Non-Permian Assets

On October 30, 2025, Viper entered into an equity interest purchase agreement to divest all its non-Permian assets, including those acquired from Sitio, to an affiliate of GRP Energy Capital LLC and Warwick Capital Partners LLP for a purchase price of approximately $670 million, subject to customary purchase price adjustments (the “Pending Viper Non-Permian Divestiture”). The properties to be divested consist of approximately 9,400 net royalty acres in the Denver-Julesburg, Eagle Ford and Williston basins with current production of approximately 4,750 BO/d. The Pending Viper Non-Permian Divestiture is subject to customary closing conditions and is expected to close in the first quarter of 2026.

Retirement of Notes

In the fourth quarter of 2025, the Company opportunistically repurchased an aggregate principal amount of approximately $203 million of its senior notes, which consisted of $152 million of the 4.400% Senior Notes due 2051 and $51 million of the 4.250% Senior Notes due 2052, in open market transactions for total cash consideration, including accrued interest paid, of approximately $167 million, at an average of 82.3% of par value. These repurchases resulted in a gain on extinguishment of debt of approximately $33 million during the fourth quarter of 2025.

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

Overview

We are an independent oil and natural gas company currently focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. As discussed in Note 1—Description of the Business and Basis of Presentation and Note 18—Segment Information of the notes to the condensed consolidated financial statements, as of September 30, 2025, we have one reportable segment, the upstream segment.

Third Quarter 2025 Financial and Operating Highlights

•Recorded net income of $1.0 billion.

•Paid dividends to stockholders of $289 million during the third quarter of 2025 and declared a base cash dividend payable in the fourth quarter of 2025 of $1.00 per share of common stock.

•Increased our common stock repurchase program authorization to $8.0 billion, excluding excise taxes, repurchased $603 million of our common stock, excluding excise taxes, and had approximately $3.1 billion available for future repurchases under our common stock repurchase program at September 30, 2025.

•Our cash operating costs were $10.05 per BOE, including lease operating expenses of $5.65 per BOE, cash general and administrative expenses of $0.55 per BOE and production and ad valorem taxes of $2.44 per BOE and gathering, processing and transportation expenses of $1.41 per BOE.

•Our average production was 942.9 MBOE/d.

•Drilled 107 gross horizontal wells in the Midland Basin and one gross horizontal well in the Delaware Basin and turned 137 gross operated horizontal wells (137 in the Midland Basin and none in the Delaware Basin) to production.

•Cash capital expenditures, excluding acquisitions, were $774 million.

Transactions and Recent Developments

Acquisitions and Divestitures

Diamondback Divestitures

EPIC Divestiture

On October 31, 2025, we divested our 27.5% equity interest in EPIC pursuant to a definitive purchase and sale agreement with Plains for approximately $504 million in cash and an additional $96 million in contingent consideration. On October 31, 2025, we used $500 million of the cash proceeds received from the EPIC Divestiture to partially repay principal borrowings under the Company’s 2025 Term Loan.

Divestiture of Water Assets to Deep Blue

On October 1, 2025, we divested EDS to Deep Blue, which was originally acquired in connection with the Endeavor Acquisition, in exchange for upfront net cash proceeds of $694 million and the potential for us to earn up to an additional $200 million in contingent consideration based on the achievement of certain completion thresholds for the years 2026 through 2028. As part of the divestiture, the Company renewed its 15-year dedication to Deep Blue for its produced water and supply water within a 12-county area of mutual interest in the Midland Basin. The cash proceeds from the divestiture were used to repay borrowings under the Credit Agreement and for general corporate purposes.

Viper Acquisitions and Divestitures

Pending Viper Divestiture of Non-Permian Assets

On October 30, 2025, Viper entered into an equity interest purchase agreement to divest all its non-Permian assets, including those acquired from Sitio, for a purchase price of approximately $670 million, subject to customary purchase price adjustments. The properties to be divested consist of approximately 9,400 net royalty acres in the Denver-Julesburg, Eagle Ford and Williston basins with current production of approximately 4,750 BO/d. The Pending Viper Non-Permian Divestiture is subject to customary closing conditions and is expected to close in the first quarter of 2026.

Sitio Acquisition

On August 19, 2025, Viper and Viper LLC completed the Sitio Acquisition in an all-equity transaction valued at approximately $4.0 billion, subject to further adjustments for transaction costs and certain customary post-closing adjustments, including the retirement of Sitio’s net debt of $1.2 billion. The mineral and royalty interests acquired in the Sitio Acquisition represent approximately 25,300 net royalty acres in the Permian Basin and approximately 9,000 net royalty acres in the Denver-Julesburg, Eagle Ford and Williston basins, for total acreage of approximately 34,300 net royalty acres.

Capital Transactions

Viper 2025 Notes Offering and Redemption of Notes

On July 23, 2025, Viper LLC issued the Viper 2025 Notes for an aggregate principal amount of $1.6 billion. Viper used a portion of the net proceeds from the issuance of the Viper 2025 Notes to redeem or satisfy and discharge, as applicable, approximately $780 million in aggregate principal amount of their previously outstanding senior notes, including accrued interest paid and redemption premiums. The Viper 2027 Notes were subsequently redeemed in full on November 1, 2025. Viper used the remaining net proceeds (i) to retire Sitio’s 7.875% senior notes due 2028, (ii) to repay borrowings under Sitio’s revolving credit facility, (iii) to pay fees, costs and expenses related to the redemption or repayment of such debt, and (iv) for general corporate purposes.

Viper Term Loan

In connection with the closing of the Sitio Acquisition, Viper LLC entered into the $500 million Viper Term Loan, which Viper drew in a single borrowing to partially fund the retirement of Sitio’s debt.

See Note 9—Debt of the notes to the condensed consolidated financial statements for further discussion of the capital transactions above.

Retirement of Notes

In the fourth quarter of 2025, we opportunistically repurchased principal amounts of $152 million of our 4.400% Senior Notes due 2051 and $51 million of our 4.250% Senior Notes due 2052 in open market transactions for total cash consideration of $167 million, including accrued interest paid, at an average of 82.3% of par value.

See Note 4—Acquisitions and Divestitures and Note 17—Subsequent Events of the notes to the condensed consolidated financial statements for further discussion of the transactions above.

Commodity Prices and Impairment

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Regional and worldwide economic activity, changes in trade or other government policies or regulations, including with respect to tariffs or other trade barriers, and any resulting trade tensions, extreme weather conditions and other substantially variable factors influence market conditions for these products. These factors are beyond our control and are difficult to predict. During the first nine months of 2025 and 2024, WTI prices averaged $66.65 and $77.61 per Bbl, respectively, and Henry Hub prices averaged $3.48 and $2.22 per MMBtu, respectively.

Given the overall decline in SEC Prices through the first three quarters of 2025 and into the fourth quarter of 2025 as compared to 2024, we believe a material non-cash impairment of our assets is reasonably likely to occur in the fourth quarter of 2025. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties, income tax rate assumptions and other factors will determine our actual ceiling test calculation and impairment analysis in future periods. Based on the number of factors that may impact our future estimate of proved reserves, we are currently unable to determine an estimate of the amount or range of amounts of any potential impairment charge in the fourth quarter of 2025. Impairment charges affect our results of operations but do not reduce our cash flow.

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

As of September 30, 2025, we had approximately 862,019 net acres in the Permian Basin, which primarily consisted of approximately 751,146 net acres in the Midland Basin and 110,873 net acres in the Delaware Basin.

The following table sets forth the total number of operated horizontal wells drilled and completed during the periods indicated:

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	Drilled		Completed(1)		Drilled		Completed(2)
Area:	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Midland Basin	107	97	137	127	352	326	361	342
Delaware Basin	1	1	—	—	4	4	15	13
Total	108	98	137	127	356	330	376	355
(1)The average lateral length for the wells completed during the third quarter of 2025 was 11,020 feet. Operated completions during the third quarter of 2025 consisted of 28 Lower Spraberry wells, 27 Wolfcamp A wells, 27 Wolfcamp B wells, 26 Jo Mill wells, 11 Middle Spraberry wells, 10 Dean wells, four Barnett wells, three Upper Spraberry wells and one Wolfcamp D.
(2)The average lateral length for the wells completed during the nine months ended September 30, 2025, was 12,060 feet. Operated completions during the nine months ended September 30, 2025, consisted of 80 Wolfcamp B wells, 77 Lower Spraberry wells, 71 Wolfcamp A wells, 54 Jo Mill wells, 32 Middle Spraberry wells, 22 Dean wells, 13 Upper Spraberry wells, 10 Barnett wells, eight Third Bone Spring wells, seven Wolfcamp D wells and two Second Bone Spring wells.

As of September 30, 2025, we operated the following wells:

	As of September 30, 2025
	Vertical Wells		Horizontal Wells		Total
Area:	Gross	Net	Gross	Net	Gross	Net
Midland Basin	4,437	4,216	4,744	4,441	9,181	8,657
Delaware Basin	105	93	516	477	621	570
Total	4,542	4,309	5,260	4,918	9,802	9,227

As of September 30, 2025, we and Viper held interests in 54,868 gross (9,571 net) wells, including 1,988 gross (332 net) wells in which we have a non-operated working interest.

Consistent with our previously announced expected levels of activity for the remainder of 2025, we ran 13 rigs and five completion crews during the third quarter of 2025 to execute on our capital and operating plan, including holding oil production volumes relatively flat. While our development plan during the first two quarters of 2025 had reduced capital expenditure budgets compared to our original 2025 guidance, capital expenditures are expected to increase moderately in the fourth quarter of 2025 as part of our effort to hold oil production relatively flat. A core tenet of our plan to remain disciplined on our expenditures and moderating oil production is maximizing the consistency of our ability to operate efficiently at scale.

Guidance

Our revised development plan is presented below. Under the revised development plan, we target maintaining maximum operational flexibility in anticipation of the market revealing a stronger signal regarding the future of commodity prices. We currently plan to continue moderating oil production volumes through the end of 2025, while also improving per share metrics through increased efficiency and the use of our enhanced stock repurchase plan. As a result, we are raising our annual BOE guidance by approximately 2%, primarily to reflect the successful closing of the Sitio merger, coupled with continued improvements in gas capture efficiency. Additionally, we expect to reduce our debt in the fourth quarter of 2025 through the generation of cash flow from operations as well as from proceeds from the divestiture of non-core assets.

The following table presents our updated estimates of certain financial and operating results for the full year of 2025 and the fourth quarter of 2025:

2025 Guidance
Net production - MBOE/d	910 - 920 (from 890 - 910)
Oil production - MBO/d	495 - 498 (from 485 - 492)
Q4 2025 oil production - MBO/d (total - MBOE/d)	505 - 515 (927 - 963)

(Unit costs $/BOE):
Lease operating expenses, including workovers	$5.40 - $5.70 (from $5.30 - $5.70)
General and administrative expenses - cash	$0.60 - $0.75
Non-cash stock-based compensation	$0.25 - $0.35
Depreciation, depletion, amortization and accretion	$14.50 - $15.50
Interest expense (net of interest income)	$0.60 - $0.80
Gathering, processing and transportation	$1.45 - $1.60 (from $1.60 - $1.75)

Production and ad valorem taxes (% of revenue)	~7%
Q4 2025 cash taxes (in millions)(1)(2)	$270 - $350
(1)Includes approximately $175 million in tax impacts from asset divestitures in the fourth quarter.
(2)Includes estimated favorable impact on the year-to-date period of tax legislation enacted in the third quarter.

Results of Operations

Comparison of the Three Months Ended September 30, 2025, and June 30, 2025

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

The following table sets forth selected operating data for the periods indicated:

	Three Months Ended
	September 30, 2025	June 30, 2025
Revenues (In millions):
Oil sales	$2,994	$2,852
Natural gas sales	87	97
Natural gas liquid sales	366	367
Total oil, natural gas and natural gas liquid revenues	$3,447	$3,316

Production Data:
Oil (MBbls)	46,345	45,108
Natural gas (MMcf)	115,353	110,119
Natural gas liquids (MBbls)	21,180	20,248
Combined volumes (MBOE)(1)	86,751	83,709

Daily oil volumes (BO/d)	503,750	495,692
Daily combined volumes (BOE/d)	942,946	919,879

Average Prices:
Oil ($ per Bbl)	$64.60	$63.23
Natural gas ($ per Mcf)	$0.75	$0.88
Natural gas liquids ($ per Bbl)	$17.28	$18.13
Combined ($ per BOE)	$39.73	$39.61

Oil, hedged ($ per Bbl)(2)	$63.70	$62.34
Natural gas, hedged ($ per Mcf)(2)	$1.75	$1.45
Natural gas liquids, hedged ($ per Bbl)(2)	$17.28	$18.13
Average price, hedged ($ per BOE)(2)	$40.58	$39.89
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables provide information on the mix of our production for the periods indicated:

	Three Months Ended
	September 30, 2025	June 30, 2025
Oil (MBbls)	54%	54%
Natural gas (MMcf)	22	22
Natural gas liquids (MBbls)	24	24
	100%	100%

	Three Months Ended September 30, 2025				Three Months Ended June 30, 2025
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
Production Data:
Oil (MBbls)	42,979	3,322	44	46,345	41,639	3,417	52	45,108
Natural gas (MMcf)	107,507	7,807	39	115,353	100,981	8,785	353	110,119
Natural gas liquids (MBbls)	19,927	1,227	26	21,180	18,846	1,390	12	20,248
Total (MBOE)	80,824	5,850	77	86,751	77,315	6,271	123	83,709

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the third quarter of 2025 increased by $131 million to $3.4 billion compared to the second quarter of 2025. The increase consisted of $100 million attributable to the 4% growth in our combined production volumes, and $31 million attributable to higher average prices received primarily for our oil production.

Approximately 53% of the increase in our combined production volumes is attributable to Viper’s Sitio Acquisition. The remainder of production growth is largely attributable to new wells added between periods.

Net Sales of Purchased Oil. We have entered into purchase transactions and separate sales transactions with third parties to satisfy certain of our unused oil pipeline capacity commitments. The following table presents the net sales of purchased oil from third parties for the periods indicated:

	Three Months Ended
(In millions)	September 30, 2025	June 30, 2025
Sales of purchased oil	$459	$335
Purchased oil expense	455	331
Net sales of purchased oil	$4	$4

Other Revenues. The following table presents other insignificant revenue for the periods indicated:

	Three Months Ended
(In millions)	September 30, 2025	June 30, 2025
Other operating income	$18	$27

Lease Operating Expenses. The following table shows lease operating expenses for the periods indicated:

	Three Months Ended
	September 30, 2025		June 30, 2025
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$490	$5.65	$440	$5.26

Lease operating expenses increased for the third quarter of 2025 compared to the second quarter of 2025 primarily due to $14 million in additional electrical generation and artificial lift costs and $10 million in additional well workover costs. The remainder of the change is primarily due to the second quarter of 2025 including reductions in prior period water disposal cost estimates for properties acquired in the Endeavor Acquisition.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the periods indicated:

	Three Months Ended
	September 30, 2025			June 30, 2025
(In millions, except per BOE amounts)	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue
Production taxes	$163	$1.88	4.8%	$156	$1.86	4.7%
Ad valorem taxes	49	0.56	1.4	58	0.70	1.8
Total production and ad valorem expense	$212	$2.44	6.2%	$214	$2.56	6.5%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of oil, natural gas and natural gas liquids revenue remained consistent from the second quarter of 2025 to the third quarter of 2025.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes during the third quarter of 2025 compared to the second quarter of 2025 reflect a $14 million reduction to the accrual for 2024 based on actual assessments received in the third quarter of 2025 and other individually insignificant changes, which were partially offset by a $2 million increase related to properties acquired in Viper’s Sitio Acquisition.

Gathering, Processing and Transportation Expense. The following table shows gathering, processing and transportation expenses for the periods indicated:

	Three Months Ended
	September 30, 2025		June 30, 2025
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering, processing and transportation	$122	$1.41	$145	$1.73

The decrease in gathering, processing and transportation expenses primarily reflects a net reduction of $22 million due primarily to the second quarter of 2025 including $11 million of gathering and transportation charges related to the Double Eagle Acquisition, which were subsequently reclassified to revenue in the third quarter of 2025 as we integrated and conformed contracts to the Company’s financial statement presentation and other individually insignificant items.

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the periods indicated:

	Three Months Ended
(In millions, except BOE amounts)	September 30, 2025	June 30, 2025
Depletion of proved oil and natural gas properties	$1,250	$1,230
Depreciation and amortization of other property and equipment	24	23
Other amortization	3	4
Asset retirement obligation accretion	9	9
Depreciation, depletion, amortization and accretion	$1,286	$1,266
Oil and natural gas properties depletion rate per BOE	$14.41	$14.69
Depreciation, depletion, amortization and accretion per BOE	$14.82	$15.12

General and Administrative Expenses. The following table shows general and administrative expenses for the periods indicated:

	Three Months Ended
	September 30, 2025		June 30, 2025
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$48	$0.55	$46	$0.55
Non-cash stock-based compensation	22	0.25	21	0.25
Total general and administrative expenses	$70	$0.80	$67	$0.80

Other Operating Costs and Expenses. The following table shows other operating costs and expenses for the periods indicated:

	Three Months Ended
(In millions)	September 30, 2025	June 30, 2025
Merger and transaction expenses	$17	$40
Other operating expenses	$36	$36

Merger and transaction expenses for the third quarter of 2025 primarily consisted of (i) approximately $15 million of employee severance payments made in connection with Viper’s Sitio Acquisition, and (ii) other individually insignificant items. Merger and transaction expenses for the second quarter of 2025 primarily consisted of (i) $29 million of advisory, legal and filing fees related to the 2025 Drop Down, and (ii) $13 million of employee severance and other costs incurred in connection with the Endeavor Acquisition.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the periods indicated:

	Three Months Ended
(In millions)	September 30, 2025	June 30, 2025
Gain (loss) on derivative instruments, net(1)	$120	$(197)
Net cash received (paid) on settlements(1)	$60	$(37)
(1)The three months ended September 30, 2025, and June 30, 2025, include cash paid on interest rate swaps terminated prior to their contractual maturity of $15 million, and $52 million, respectively.

The change from a loss to a gain on derivative instruments for the third quarter of 2025 compared to the second quarter of 2025 primarily reflects (i) a $330 million increase in the value of our unsettled natural gas contracts due to a decrease in market prices for natural gas compared to our contract prices, (ii) a $51 million increase in cash received on the settlement of natural gas contracts, (iii) a $37 million reduction in cash payments made to partially terminate $150 million of notional amount of our interest rate swaps during the third quarter of 2025 compared to partially terminating $450 million of notional amount of interest rate swaps during the second quarter of 2025, and (iv) other individually insignificant changes. These gains were partially offset by losses attributable to (i) a $64 million decrease in the value of our unsettled oil contracts due to an increase in market prices for oil compared to our contract prices, and (ii) a $53 million reduction in the value of our remaining interest rate swap contracts due to the early termination of additional notional value discussed above.

See Note 13—Derivatives of the notes to the condensed consolidated financial statements for further details regarding our derivative instruments.

Other Income (Expense). The following table shows other income and expenses for the periods indicated:

	Three Months Ended
(In millions)	September 30, 2025	June 30, 2025
Interest expense, net	$(70)	$(56)
Other income (expense), net	$108	$(2)
Gain (loss) on extinguishment of debt	$(32)	$55
Income (loss) from equity investments, net	$8	$4

The increase in interest expense, net for the third quarter of 2025 compared to the second quarter of 2025 primarily consists of (i) $16 million from the Viper 2025 Notes issued in July 2025, (ii) an $8 million decrease in capitalized interest costs, which increased interest expense, and (iii) $3 million of interest expense on the Viper Term Loan issued in connection with Viper’s Sitio Acquisition. These increases were partially offset by reductions of (i) $6 million attributable to Viper’s redemption of the Viper 2031 Notes, (ii) $5 million attributable to the repayment of the Tranche A Loans in May 2025, (iii) $5 million on the Company’s revolving credit facility due to lower average outstanding borrowings during the third quarter of 2025, and (iv) other individually insignificant changes.

See Note 9—Debt of the notes to the condensed consolidated financial statements for further details regarding outstanding borrowings.

The increase in other income (expense), net for the third quarter of 2025 compared to the second quarter of 2025 is primarily due to the third quarter of 2025 including (i) a $99 million gain on the sale of an equity method investment, (ii) a net gain of $23 million related to the receipt of additional proceeds in connection with the WTG Midstream Transaction, and (iii) other individually insignificant offsetting items.

See Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for further details regarding the Company’s divestiture activity.

The loss on extinguishment of debt in the third quarter of 2025 of $32 million was recorded on the redemption of the Viper 2031 Notes. The gain on extinguishment of debt in the second quarter of 2025 is due to the Company opportunistically repurchasing an aggregate principal amount of $252 million of its senior notes for total cash consideration, including accrued interest paid, of approximately $196 million.

See Note 9—Debt of the notes to the condensed consolidated financial statements for further details regarding the Company’s retirement of a portion of its senior notes during the third quarter of 2025.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the periods indicated:

	Three Months Ended
(In millions)	September 30, 2025	June 30, 2025
Provision for (benefit from) income taxes	$287	$204

The change in our income tax provision for the third quarter of 2025 compared to the second quarter of 2025 was primarily due to the increase in pre-tax income between the periods which resulted largely from gains on derivative contracts and gains on the divestiture of equity method investments recorded during the third quarter of 2025 as discussed above. See Note 12—Income Taxes of the notes to the condensed consolidated financial statements for further discussion of our income tax expense.

Comparison of the Nine Months Ended September 30, 2025, and 2024

The following table sets forth selected operating data for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
Revenues (In millions):
Oil sales	$8,885	$6,025
Natural gas sales	396	38
Natural gas liquid sales	1,139	566
Total oil, natural gas and natural gas liquid revenues	$10,420	$6,629

Production Data:
Oil (MBbls)	134,288	79,540
Natural gas (MMcf)	326,050	168,431
Natural gas liquids (MBbls)	58,389	30,085
Combined volumes (MBOE)(1)	247,019	137,697

Daily oil volumes (BO/d)	491,897	290,292
Daily combined volumes (BOE/d)	904,832	502,544

Average Prices:
Oil ($ per Bbl)	$66.16	$75.75
Natural gas ($ per Mcf)	$1.21	$0.23
Natural gas liquids ($ per Bbl)	$19.51	$18.81
Combined ($ per BOE)	$42.18	$48.14

Oil, hedged ($ per Bbl)(2)	$65.27	$74.86
Natural gas, hedged ($ per Mcf)(2)	$2.14	$0.96
Natural gas liquids, hedged ($ per Bbl)(2)	$19.51	$18.81
Average price, hedged ($ per BOE)(2)	$42.92	$48.53
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables set forth the mix of our production data by product and basin for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
Oil (MBbls)	54%	58%
Natural gas (MMcf)	22	20
Natural gas liquids (MBbls)	24	22
	100%	100%

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
Production Data:
Oil (MBbls)	123,959	10,199	130	134,288	65,741	13,722	77	79,540
Natural gas (MMcf)	298,829	26,553	668	326,050	128,978	39,033	420	168,431
Natural gas liquids (MBbls)	54,542	3,772	75	58,389	24,008	6,043	34	30,085
Total (MBOE)	228,306	18,397	316	247,019	111,245	26,271	181	137,697

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the nine months ended September 30, 2025, increased by $3.8 billion, or 57%, to $10.4 billion from the same period in 2024 primarily due to a $4.7 billion increase driven by the 79% growth in our combined production volumes. This increase was partially offset by a net reduction of $924 million primarily due to lower average prices received for our oil production for the nine months ended September 30, 2025.

Approximately 56% of the increase in our combined production volumes is attributable to the Endeavor Acquisition and 8% is attributable to the Double Eagle Acquisition. The remainder of production growth is largely attributable to new wells added between periods.

Net Sales of Purchased Oil. We entered into purchase transactions and separate sale transactions with third parties to satisfy certain of our unused oil pipeline capacity commitments. The following table presents the net sales of purchased oil from third parties for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2025	2024
Sales of purchased oil	$1,168	$698
Purchased oil expense	1,168	696
Net sales of purchased oil	$—	$2

Other Revenues. The following table shows the other revenues for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2025	2024
Other operating income	$62	$28

Other operating income increased for the nine months ended September 30, 2025, compared to the same period in 2024 primarily due to (i) recording $30 million in midstream and service revenues attributable to assets acquired in the Endeavor Acquisition, and (ii) a $17 million increase in lease bonus income received during 2025. These increases were partially offset by a $13 million reduction in midstream revenues following the divestiture of certain midstream assets in connection with the TRP Exchange that closed in the fourth quarter of 2024.

Lease Operating Expenses. The following table shows lease operating expenses for the periods indicated:

	Nine Months Ended September 30,
	2025		2024
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$1,338	$5.42	$825	$5.99

Lease operating expenses increased for the nine months ended September 30, 2025, compared to the same period in 2024 primarily due to (i) $368 million of costs associated with operating wells acquired in the Endeavor Acquisition, (ii) an additional $55 million of costs from higher legacy production volumes, (iii) $44 million in additional well workover costs, (iv) $34 million of costs attributable to operating wells acquired in the Double Eagle Acquisition, (v) a $25 million increase in maintenance costs, and (vi) individually insignificant offsetting changes. The decrease in the overall rate per BOE for the nine months ended September 30, 2025, compared to the same period in 2024 was primarily the result of lower disposal costs associated with properties acquired in connection with the Endeavor Acquisition and the Double Eagle Acquisition.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the periods indicated:

	Nine Months Ended September 30,
	2025			2024
(In millions, except per BOE amounts)	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue
Production taxes	$490	$1.98	4.7%	$294	$2.14	4.4%
Ad valorem taxes	164	0.67	1.6	119	0.86	1.8
Total production and ad valorem expense	$654	$2.65	6.3%	$413	$3.00	6.2%

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

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes for the nine months ended September 30, 2025, as compared to the same period in 2024 increased by $45 million, primarily due to additional taxes incurred on properties acquired since September 30, 2024. The rate of ad valorem taxes per BOE and as a percentage of revenue declined due to a reduction in expected ad valorem tax rates on legacy properties for 2025 compared to the rates during 2024.

Gathering, Processing and Transportation Expense. The following table shows gathering, processing and transportation expenses for the periods indicated:

	Nine Months Ended September 30,
	2025		2024
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering, processing and transportation	$378	$1.53	$261	$1.90

The increase in gathering, processing and transportation expenses for the nine months ended September 30, 2025, compared to the same period in 2024 is attributable primarily to (i) $36 million incurred on additional production acquired in the Endeavor Acquisition, (ii) $30 million associated with production from new wells completed between the nine months ended September 30, 2025, and September 30, 2024, (iii) $29 million associated with transportation costs incurred to meet our minimum volume commitments on certain pipelines, (iv) $19 million related to new firm transportation contracts that became effective during the nine months ended September 30, 2025, (v) $10 million related to properties acquired in the TRP Exchange, and (vi) other individually insignificant changes. The decrease in the overall rate per BOE for the nine months ended September 30, 2025, compared to the same period in 2024 was driven by recording gathering, processing and transportation charges for the majority of production from the Endeavor Acquisition, and to a lesser extent, the Double Eagle Acquisition, as a reduction to revenue in accordance with the terms of the acquired contracts.

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the periods indicated:

	Nine Months Ended September 30,
(In millions, except BOE amounts)	2025	2024
Depletion of proved oil and natural gas properties	$3,545	$1,638
Depreciation and amortization of other property and equipment	70	36
Other amortization	7	6
Asset retirement obligation accretion	27	14
Depreciation, depletion, amortization and accretion	$3,649	$1,694
Oil and natural gas properties depletion rate per BOE	$14.35	$11.90
Depreciation, depletion, amortization and accretion per BOE	$14.77	$12.30

The increase in depletion of proved oil and natural gas properties of $1.9 billion for the nine months ended September 30, 2025, as compared to the same period in 2024 consists primarily of $1.3 billion from growth in production volumes and $605 million due to an increase in the depletion rate resulting largely from the addition of higher value leasehold costs and proved reserves from the Endeavor Acquisition, the Double Eagle Acquisition and, to a lesser extent, Viper’s Sitio Acquisition and TWR Acquisition subsequent to the third quarter of 2024.

Additionally, depreciation and amortization of other property and equipment increased in connection with the acquisition of other assets in the Endeavor Acquisition.

General and Administrative Expenses. The following table shows general and administrative expenses for the periods indicated:

	Nine Months Ended September 30,
	2025		2024
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$149	$0.60	$92	$0.67
Non-cash stock-based compensation	61	0.25	49	0.36
Total general and administrative expenses	$210	$0.85	$141	$1.03

General and administrative expenses increased for the nine months ended September 30, 2025, compared to the same period in 2024 primarily due to (i) a $45 million increase in employee compensation and benefit costs related to increasing headcount largely from the Endeavor Acquisition and annual discretionary compensation adjustments, (ii) an $11 million increase in software, contract labor and professional services costs, and (iii) other individually insignificant items.

Other Operating Costs and Expenses. The following table shows the other operating costs and expenses for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2025	2024
Merger and transaction expenses	$94	$273
Other operating expenses	$111	$68

Merger and transaction expenses for the nine months ended September 30, 2025, were primarily comprised of (i) $38 million of employee severance and other costs incurred in connection with the Endeavor Acquisition, (ii) $21 million in advisory, legal and filing fees incurred by the Company and $10 million incurred by Viper related to the 2025 Drop Down, (iii) $15 million of employee severance payments made in connection with Viper’s Sitio Acquisition, (iv) $10 million in advisory and legal fees related to the TRP Exchange, and (v) other individually insignificant costs. Merger and transaction expenses for the nine months ended September 30, 2024, relate to costs incurred for the Endeavor Acquisition.

See Note 5—Endeavor Energy Resources, LP Acquisition and Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for further details regarding the Endeavor Acquisition as well as the Sitio Acquisition and TRP Exchange, respectively.

The increase in other operating expenses for the nine months ended September 30, 2025, compared to the same period in 2024 primarily resulted from a $70 million increase in midstream service costs related to additional production from the Endeavor Acquisition, which was partially offset by an $11 million net decrease in loss on the sale of property, plant and equipment, and a $12 million reduction in impairment charges taken on certain midstream assets in 2024 as well as other individually insignificant items.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2025	2024
Gain (loss) on derivative instruments, net(1)	$149	$101
Net cash received (paid) on settlements(1)	$108	$(36)
(1)The nine months ended September 30, 2025, and 2024 include cash paid on interest rate swaps terminated prior to their contractual maturity of $67 million and $37 million, respectively.

The increase in gain on derivative instruments for the nine months ended September 30, 2025, compared to the same period in 2024 primarily reflects (i) a $177 million increase in cash received on the settlement of natural gas contracts, (ii) a $40 million increase in the value of our unsettled interest rate swap contracts primarily due to a decline in expected future interest rates and the early termination of $600 million in notional amount of the interest rate swaps in 2025 which was in a liability position, and (iii) a $20 million decrease in cash paid for the semi-annual settlement of our interest rate derivatives. These gains were partially offset by losses attributable primarily to (i) a $126 million decrease in the value of our unsettled natural gas contracts primarily due to an increase in market prices for natural gas compared to our contract prices, (ii) a $49 million increase in cash paid for the settlement of our oil contracts primarily related to premiums on our oil puts, (iii) a $14 million decrease in the value of our unsettled oil contracts primarily due to an increase in market prices for oil compared to our contract prices, and (iv) other individually insignificant changes. See Note 13—Derivatives of the notes to the condensed consolidated financial statements for further details regarding our derivative instruments.

Other Income (Expense). The following table shows other income and expenses for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2025	2024
Interest expense, net	$(166)	$(101)
Other income (expense), net	$133	$87
Gain (loss) on extinguishment of debt	$23	$2
Income (loss) from equity investments, net	$20	$23

Interest expense, net increased by $65 million for the nine months ended September 30, 2025, compared to the same period in 2024. This increase primarily consisted of (i) a $129 million reduction in interest income attributable to holding funds raised for the Endeavor Acquisition in cash in short-term interest bearing accounts during the nine months ended September 30, 2024, which reduced interest expense, (ii) $91 million of additional interest expense on the April 2024 Notes, (iii) $43 million of interest expense on the 2025 Term Loan issued in March 2025, (iv) $35 million of interest expense on the 2035 Notes issued in March 2025, (v) $16 million of interest expense on the Viper 2025 Notes issued in July 2025, (vi) $16 million of additional interest expense on the Company’s revolving credit facility due to higher average outstanding borrowings, and (vii) $14 million of additional interest expense on the Tranche A Loans that were repaid in May 2025. These increases were partially offset by (i) a $250 million increase in capitalized interest costs, which reduces interest expense, (ii) a $28 million reduction attributable to the amortization of debt issuance costs related to our terminated bridge facility being fully amortized in 2024, and (iii) other individually insignificant changes.

See Note 9—Debt of the notes to the condensed consolidated financial statements for further details regarding outstanding borrowings.

Other income (expense), net for the nine months ended September 30, 2025, increased compared to the same period in 2024, primarily due to an increase of $62 million in the gain recognized on the sale of various equity method investments in 2025 compared to 2024. This net gain was partially offset by a $15 million decrease in the value of an investment recorded at fair value during the nine months ended September 30, 2025, compared to the same period in 2024 and other individually insignificant items.

The increase in gain (loss) on extinguishment of debt is primarily attributable to the Company opportunistically repurchasing a portion of its senior notes during the second quarter of 2025 net of the loss recognized on the redemption of Viper’s 2031 Notes as discussed in “—Results of Operations - Comparison of the Three Months Ended September 30, 2025, and June 30, 2025.”

See Note 9—Debt of the notes to the condensed consolidated financial statements for further details regarding the Company’s retirement of a portion of its senior notes during the second quarter of 2025.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2025	2024
Provision for (benefit from) income taxes	$894	$685

The change in our income tax provision for the nine months ended September 30, 2025, compared to the same period in 2024 was primarily due to the increase in pre-tax income resulting largely from higher revenues attributable to properties acquired in connection with the Endeavor Acquisition. See Note 12—Income Taxes of the notes to the condensed consolidated financial statements for further discussion of our income tax expense.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

Historically, our primary sources of liquidity have included cash flows from operations, proceeds from our public equity offerings, borrowings under our revolving credit facility, borrowings under term loans, proceeds from the issuance of senior notes and sales of non-core assets. Our primary uses of capital have been for the acquisition, development and exploration of oil and natural gas properties, repayment of debt and returning capital to stockholders. At September 30, 2025, we had approximately $2.4 billion of liquidity consisting of $106 million in standalone cash and cash equivalents and $2.3 billion available under our credit facility. As discussed above, we have revised our capital budget guidance for 2025 to $3.45 billion to $3.55 billion to prioritize free cash flow generation. At September 30, 2025, we had approximately $14 million of senior notes, excluding the Viper 2027 Notes, maturing in the next 12 months.

Future cash flows are subject to a number of variables, including the level of oil and natural gas production and volatility of commodity prices. Further, significant additional capital expenditures will be required to more fully develop our properties. Prices for our commodities are determined primarily by prevailing market conditions, regional and worldwide economic activity, weather and other substantially variable factors. These factors are beyond our control and are difficult to predict as discussed further in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed with the SEC on May 7, 2025. In order to mitigate this volatility, we enter into derivative contracts with a number of financial institutions, all of which are participants in our credit facility, to economically hedge a portion of our estimated future crude oil and natural gas production as discussed further in Note 13—Derivatives of the notes to the condensed consolidated financial statements and Item 3. Quantitative and Qualitative Disclosures About Market Risk—Commodity Price Risk. The level of our hedging activity and duration of the financial instruments employed depend on our desired cash flow protection, available hedge prices, the magnitude of our capital program and our operating strategy.

Cash Flow

Our cash flows for the nine months ended September 30, 2025, and 2024 are presented below:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Net cash provided by (used in) operating activities	$6,415	$4,072
Net cash provided by (used in) investing activities	(7,691)	(9,366)
Net cash provided by (used in) financing activities	1,664	5,082
Net increase (decrease) in cash	$388	$(212)

Operating Activities

The increase in operating cash flows for the nine months ended September 30, 2025, compared to the same period in 2024 primarily resulted from (i) $3.8 billion in additional revenue, excluding sales of purchased oil, and (ii) an increase of $144 million in cash received on settlements of derivatives. These cash inflows were partially offset by (i) higher cash operating expenses, excluding purchased oil expense, of approximately $792 million, (ii) an increase of $1.0 billion in cash paid for taxes, and (iii) fluctuations in other working capital balances due primarily to the timing of when collections were made on accounts receivable and payments were made on accounts payable. See “—Results of Operations” for discussion of significant changes in our revenues and expenses.

Investing Activities

The majority of our net cash used in investing activities during the nine months ended September 30, 2025, was for drilling and completion costs incurred in conjunction with our development program as well as the acquisition of properties and equipment for the Double Eagle Acquisition and Viper’s Sitio Acquisition. The majority of our net cash used in investing activities during the nine months ended September 30, 2024, was for the Endeavor Acquisition.

Capital Expenditure Activities

Our capital expenditures excluding acquisitions and equity method investments (on a cash basis) were as follows for the specified period:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Operated drilling and completion additions to oil and natural gas properties(1)	$(2,203)	$(1,785)
Capital workovers, non-operated additions to oil and natural gas properties and science	(205)	(13)
Infrastructure, environmental and midstream additions	(172)	(136)
Total	$(2,580)	$(1,934)
(1) See “—Transactions and Recent Developments—Upstream Operations” above for additional detail on wells drilled and turned to production during the three and nine months ended September 30, 2025.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was primarily attributable to (i) $2.8 billion of proceeds from the issuance of the 2035 Notes and Viper 2025 Notes, (ii) $2.0 billion of proceeds from the 2025 Term Loan and the Viper Term Loan, (iii) $1.2 billion in proceeds from the Viper 2025 Equity Offering, (iv) $74 million in borrowings on our credit facilities, net of repayments. These cash inflows were partially offset by (i) $1.7 billion of repurchases as part of our and Viper’s share repurchase programs, (ii) $900 million in repayments on our Tranche A Loans, (iii) $870 million of dividends paid to stockholders, (iv) $672 million paid to retire senior notes, (v) $255 million in dividends paid to non-controlling interest, (vi) and various other individually insignificant costs.

During the nine months ended September 30, 2024, net cash provided by financing activities was primarily attributable to (i) $5.5 billion of proceeds from the issuance of the April 2024 Notes, (ii) $1.0 billion in borrowings under the Tranche A Loans, (iii) $476 million in proceeds from the Viper 2024 Equity Offering, and (iv) $451 million in proceeds from the public offering of Viper’s Class A common stock. These cash inflows were partially offset by (i) $1.3 billion of dividends paid to stockholders, (ii) $557 million of repurchases as part of the share repurchase programs, (iii) $157 million in dividends paid to non-controlling interest, (iv) $148 million in repayments under our credit facilities, net of borrowings, (v) $95 million of debt issuance costs primarily associated with the April 2024 Notes, Tranche A Loans and bridge facility, and (vi) $37 million in cash paid for tax withholdings on vested employee stock awards.

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

Revolving Credit Facilities and Other Debt Instruments

As of September 30, 2025, our debt, including the debt of Viper, consisted of approximately $14.1 billion in aggregate outstanding principal amount of senior notes, $1.5 billion in aggregate outstanding borrowings under the 2025 Term Loan Agreement, $500 million in aggregate outstanding borrowings under the Viper Term Loan and $335 million in aggregate outstanding borrowings under revolving credit facilities.

As of September 30, 2025, our Credit Agreement, which matures on June 12, 2030, had a maximum credit amount available of $2.5 billion, with $175 million outstanding borrowings and $2.3 billion available for future borrowings.

Viper LLC’s Revolving Credit Facility

The Viper LLC Revolving Credit Facility, which matures on June 12, 2030, provides for a commitment amount of $1.5 billion. As of September 30, 2025, the Viper LLC Revolving Credit Facility had $160 million in outstanding borrowings and $1.3 billion available for future borrowings.

For additional discussion of our debt as of September 30, 2025, see Note 9—Debt of the notes to the condensed consolidated financial statements.

Capital Requirements

In addition to future operating expenses and working capital commitments discussed in “—Transactions and Recent Developments—Upstream Operations,” our primary short and long-term liquidity requirements, excluding those of Viper, consist primarily of (i) capital expenditures, (ii) payments of principal and interest on our revolving credit facility, 2025 Term Loan and senior notes, (iii) payments of other contractual obligations, and (iv) cash used to pay for dividends and repurchases of securities.

2025 Capital Spending Plan

Our board of directors has approved our revised 2025 capital budget guidance for drilling, midstream, infrastructure and environmental expenditures, which takes into consideration any impacts from Viper’s Sitio Acquisition. The capital budget was reduced during the first half of 2025 compared to original 2025 guidance as a result of our deliberate moderation of activity, coupled with material efficiency gains and synergy capture following the integration of recent acquisitions. Additionally, we have benefited from structural improvements in our cost base, including lower service pricing and an ever-optimizing supply chain given our size and scale. We expect an increase in activity for the remainder of 2025, and as a result, the low end of our capital budget guidance range for the full year 2025 has increased slightly from our prior guidance. Our current capital budget guidance ranges from approximately $3.45 billion to $3.55 billion, including $2.93 billion to $2.95 billion for operated horizontal drilling and completions, $300 million to $350 million for non-operated activity, capital workovers and science and $225 million to $250 million spent on infrastructure, midstream and environmental capital expenditures. We currently expect to drill approximately 445 to 465 gross (412 to 430 net) horizontal wells and complete approximately 510 to 520 gross (471 to 481 net) horizontal wells across our operated leasehold acreage in the Midland and Southern Delaware Basins, with an average lateral length of approximately 11,500 feet.

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

Interest on 2035 Notes

On March 20, 2025, we issued $1.2 billion in aggregate principal amount of the 2035 Notes, as discussed further in Note 9—Debt. As a result, we expect to incur additional cash interest costs on the 2035 Notes of approximately $33 million in the fourth quarter of 2025, $133 million cumulatively in the years from 2026 through 2027, $133 million cumulatively in the years from 2028 through 2029 and $366 million cumulatively between 2030 and 2035.

Interest on Viper 2025 Notes

On July 23, 2025, Viper issued $1.6 billion in aggregate principal amount of the Viper 2025 Notes. In 2025, Viper does not expect to incur any cash interest costs on the Viper 2025 Notes. Viper expects to incur future cash interest costs on the Viper 2025 Notes of approximately $174 million cumulatively in the years from 2026 through 2027, $174 million cumulatively in the years from 2028 through 2029 and $402 million between 2030 and 2035.

Retirement of Notes

In the fourth quarter of 2025, we opportunistically repurchased principal amounts of $152 million of our 4.400% Senior Notes due 2051 and $51 million of our 4.250% Senior Notes due 2052 in open market transactions for total cash consideration of $167 million, including accrued interest paid, at an average of 82.3% of par value.

Return of Capital Commitment

Currently, our board of directors has approved a return of capital commitment of at least 50% of adjusted free cash flow to our stockholders through repurchases under our share repurchase program, base dividends and variable dividends. The remainder of our free cash flow will be used primarily to reduce debt. On October 30, 2025, our board of directors declared a base cash dividend for the third quarter of 2025 of $1.00 per share of common stock.

Adjusted free cash flow is a non-GAAP financial measure. As used by us, adjusted free cash flow is defined as cash flow from operating activities before changes in working capital in excess of cash capital expenditures and further adjusted for merger and transaction expenses, costs of early termination of derivatives and settlements of any treasury locks. We believe that adjusted free cash flow is useful to investors as it provides a measure to compare both cash flow from operating activities and additions to oil and natural gas properties across periods on a consistent basis.

On July 31, 2025, our board of directors approved a $2.0 billion increase in common stock repurchase authorization under our existing common stock repurchase program from $6.0 billion to $8.0 billion, excluding excise tax. Since the inception of the stock repurchase program, we have repurchased an aggregate of 36.1 million shares of our common stock for a total cost of $5.0 billion, excluding excise tax, as of October 31, 2025, leaving approximately $3.0 billion for future repurchases under such stock repurchase program, excluding excise tax. Subject to regulatory restrictions and other factors discussed elsewhere in this report, we intend to continue to purchase shares under this repurchase program opportunistically with available funds primarily from cash flow from operations and liquidity events such as the sale of assets while maintaining sufficient liquidity to fund our capital expenditure programs; however, the stock repurchase program is at the discretion of our board of directors and can be amended, terminated or suspended at any time. Repurchases may be executed in privately negotiated or open-market transactions, consistent with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable requirements. All shares repurchased will be retired. See Note 10—Stockholders’ Equity and Earnings (Loss) Per Share of the notes to the condensed consolidated financial statements for further discussion of our stock repurchase program.

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

	September 30, 2025	December 31, 2024
Summarized Balance Sheets:	(In millions)
Assets:
Current assets	$988	$933
Property and equipment, net	$22,761	$21,795
Other noncurrent assets	$59	$32
Liabilities:
Current liabilities	$2,523	$2,943
Intercompany accounts payable, non-guarantor subsidiary	$6,285	$3,381
Long-term debt	$13,608	$10,978
Other noncurrent liabilities	$2,895	$2,979

Nine Months Ended September 30, 2025
Summarized Statement of Operations:	(In millions)
Revenues	$5,204
Income (loss) from operations	$1,276
Net income (loss)	$782

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

Our major market risk exposure in our exploration and production business is in the pricing applicable to our oil and natural gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices applicable to our natural gas production. Pricing for oil and natural gas production can be volatile and unpredictable. We cannot predict events, including conflicts in the Middle East, changes in interest rates and inflation and global supply chain disruptions that may lead to future price volatility. We cannot predict events that may lead to future price volatility and the near term energy outlook remains subject to heightened levels of uncertainty. Further, the prices we receive for production depend on many other factors outside of our control.

We use derivatives, including swaps, basis swaps, roll swaps, costless collars, puts and basis puts, to reduce price volatility associated with certain of our oil and natural gas sales.

At September 30, 2025, we had a net asset derivative position of $90 million related to our commodity price risk derivatives. Utilizing actual derivative contractual volumes under our commodity price derivatives as of September 30, 2025, a 10% increase in forward curves associated with the underlying commodity would have decreased the net asset position by $27 million to $63 million, while a 10% decrease in forward curves associated with the underlying commodity would have increased the net asset position by $71 million to $161 million. However, any cash derivative gain or loss may be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument. For additional information on our open commodity derivative instruments at September 30, 2025, see Note 13—Derivatives of the notes to the condensed consolidated financial statements.

Counterparty and Customer Credit Risk

Our principal exposures to credit risk are due to the concentration of receivables from the sale of our oil and natural gas production (approximately $1.3 billion at September 30, 2025), and to a lesser extent, receivables resulting from joint interest and other receivables (approximately $244 million at September 30, 2025).

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our revolving credit facilities, 2025 Term Loan and changes in the fair value of our fixed rate debt.

Outstanding borrowings under our Credit Agreement bear interest at a per annum rate elected by Diamondback E&P that is equal to (i) term SOFR or (ii) an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 1-month term SOFR plus 1.0%, subject to a 1.0% floor), in each case plus the applicable margin. At September 30, 2025, the applicable margin ranges from 0.000% to 0.750% per annum in the case of the alternate base rate and from 1.000% to 1.750% per annum in the case of term SOFR, in each case based on the pricing level for our revolving credit facility. We are obligated to pay a quarterly commitment fee ranging from 0.100% to 0.250% per year on the unused portion of the commitment for our revolving credit facility.

Outstanding borrowings under the 2025 Term Loan bear interest at a per annum rate elected by the Company that is equal to (i) Adjusted Term SOFR or (ii) an alternate base rate (which is equal to the greatest of (a) the Federal Funds effective rate plus 0.50%, (b) the prime rate, (c) Adjusted Term SOFR plus 1.0%, and (d) 1.0%), in each case plus the applicable margin. At September 30, 2025, the applicable margin ranges from 0.125% to 1.000% per annum in the case of the alternate base rate and from 1.125% to 2.000% per annum in the case of Adjusted Term SOFR, in each case based on the pricing level for the 2025 Term Loan. We are obligated to pay a commitment fee equal to 0.125% per year on the aggregate principal amount of the commitments for the 2025 Term Loan.

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

Borrowings under the Viper Term Loan bear interest at a per annum rate elected by Viper LLC that is equal to term SOFR or an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 1-month term SOFR plus 1.0%, subject to a 1.0% floor), in each case plus the applicable margin. For the Viper Term Loan, the applicable margin ranges from 0.250% to 1.125% per annum in the case of the alternate base rate loans and from 1.250% to 2.125% per annum in the case of term SOFR loans, in each case based on the pricing level. The pricing level depends on the rating of Viper’s long-term senior unsecured debt by certain ratings agencies. Viper is obligated to pay a commitment fee equal to 0.20% per annum on the aggregate principal amount of the commitments.

The pricing levels described above depend on certain rating agencies’ ratings of our long-term senior unsecured debt and on the ratings of Viper’s long-term senior unsecured debt as applicable. We believe significant interest rate changes would not have a material near-term impact on our future earnings or cash flows. For additional information on our variable interest rate debt at September 30, 2025, see Note 9—Debt of the notes to the condensed consolidated financial statements.

Historically, we have at times used interest rate swaps to manage our exposure to (i) interest rate changes on our floating-rate debt, and (ii) fair value changes on our fixed rate debt. At September 30, 2025, we have interest rate swap agreements for an aggregate $300 million notional amount to manage the impact of changes to the fair value of our fixed rate senior notes due to changes in market interest rates through December 2029. We pay an average variable rate of interest for these swaps based on three month SOFR plus 2.1865% and receive a fixed interest rate of 3.50% from our counterparties. At September 30, 2025, our receive-fixed, pay-variable interest rate swaps were in a liability position of $31 million and the weighted average variable rate was 5.81%. For additional information on our interest rate swaps, see Note 13—Derivatives of the notes to the condensed consolidated financial statements.

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

As of September 30, 2025, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. Management’s assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of the entities acquired in the Sitio Acquisition on August 19, 2025. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. The Company is in the process of integrating Sitio’s and our internal controls over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

As of the date of this filing, we continue to be subject to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025, Part II, Item 1A Risk Factors in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed with the SEC on May 7, 2025, and in subsequent filings we make with the SEC. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2024, and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common stock repurchase activity for the three months ended September 30, 2025, was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)(4)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(3)(4)
	(In millions, except per share amounts, shares in thousands)
July 1, 2025 - July 31, 2025	1,618	$142.32	1,618	$3,472
August 1, 2025 - August 31, 2025	1,332	$140.19	1,332	$3,285
September 1, 2025 - September 30, 2025	1,339	$139.24	1,336	$3,099
Total	4,289	$140.70	4,286
(1)Includes 3,426 shares of common stock repurchased from executives in order to satisfy tax withholding requirements. Such shares are canceled and retired immediately upon repurchase.
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

ITEM 5.    OTHER INFORMATION

On August 13, 2025, Charles A. Meloy, a member of the board of directors of the Company, adopted a Rule 10b5-1 trading agreement intended to satisfy Rule 10b5-1(c), as amended. The plan relates to the sale of up to 110,000 shares of our common stock between November 12, 2025, and May 8, 2026. The shares covered by this plan include shares of common stock currently held by Wolfrock Energy, L.L.C., a Texas limited liability company of which Mr. Meloy is the sole manager and has voting and dispositive power over the shares of common stock.

None of the Company’s other directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025.

On October 31, 2025, the Company’s board of directors approved certain amendments to our Fifth Amended and Restated Bylaws, effective immediately (as amended and restated, the “Sixth Amended and Restated Bylaws”). Among other things, the Sixth Amended and Restated Bylaws:
(i)clarify and enhance procedural mechanics and disclosure requirements relating to stockholders calling special meetings and stockholder director nominations and submissions of proposals, including requiring additional background information from proposed director nominees;
(ii)adopt a federal forum provision, selecting federal courts as the exclusive forum for claims under the Securities Act, unless the Company consents in writing to the selection of an alternative forum; and
(iii)make other technical, conforming, modernizing and clarifying amendments.
The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Sixth Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.3 hereto.

ITEM 6.    EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
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

3.3*	Sixth Amended and Restated Bylaws of the Company, adopted as of October 31,2025.
4.1
Indenture, dated as of July 23, 2025, between Viper Energy Partners LLC and Computershare Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (file No. 001-36505) filed by Former Viper on July 23, 2025).

4.2
Second Supplemental Indenture, dated as of August 19, 2025, by and among Viper Opco, New Viper and Computershare Trust Company, National Association (incorporated by reference to Exhibit 4.8 of the Current Report on Form 8-K (File No. 001-42807) filed by New Viper on August 19, 2025).

10.1
Term Loan Credit Agreement, dated as of July 23, 2025, by and among Viper Energy Partners LLC, Former Viper, the lenders party thereto and Goldman Sachs Bank USA, as administrative agent (incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K (File No. 001-36505) filed by Former Viper on July 23, 2025).

22.1	List of Issuers and Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on August 5, 2021).
31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

DIAMONDBACK ENERGY, INC.

Date:	November 5, 2025	/s/ Kaes Van’t Hof
Kaes Van’t Hof
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2025	/s/ Jere W. Thompson III
Jere W. Thompson III
Chief Financial Officer
(Principal Financial Officer)