Form 10-Q
period 2026-03-31
Diamondback Energy, Inc.
filed 2026-05-06
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 1, 2026, the registrant had 281,313,297 shares of common stock outstanding.

DIAMONDBACK ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026
i

GLOSSARY OF OIL AND NATURAL GAS TERMS

The following is a glossary of certain oil and natural gas industry terms that are used in this Quarterly Report on Form 10-Q (this “report”) and our other periodic reports under the Exchange Act:

Argus WTI Houston	Grade of oil that serves as a benchmark price for oil at Houston, Texas.
Argus WTI Midland	Grade of oil that serves as a benchmark price for oil at Midland, Texas.
Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BO/d	One barrel of crude oil per day.
BOE	One barrel of crude oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	One BOE per day.
Brent	A major trading classification of light sweet oil that serves as a benchmark price for oil worldwide.
Completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
Crude oil	Liquid hydrocarbons retrieved from geological structures underground to be refined into fuel sources.
Development costs	Capital costs incurred in the acquisition, exploitation and exploration of proved oil and natural gas reserves.
Differential	An adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas.
Exploitation	A development or other project which may target proven or unproven reserves (such as probable or possible reserves), but which generally has a lower risk than that associated with exploration projects.
Formation	A layer of rock which has distinct characteristics that differ from nearby rock.
Fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock typically by injecting a fluid under pressure through a wellbore and into the targeted formation.
Henry Hub	Natural gas gathering point that serves as a benchmark price for natural gas futures on the NYMEX.
Horizontal drilling	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
HSC Hub	Natural gas gathering point that serves as a benchmark price for natural gas at the Houston Ship Channel area.
MBbls	One thousand barrels of crude oil and other liquid hydrocarbons.
MBOE	One thousand BOE, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
MBOE/d	One thousand BOE per day.
Mcf	One thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	One million British Thermal Units.
MMcf	Million cubic feet of natural gas.
Net acres or net wells	The sum of the fractional working interest owned in gross acres.
Net royalty acres	Net mineral acres multiplied by the average lease royalty interest and other burdens.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
Plugging and abandonment	Refers to the sealing off of fluids in the reservoir penetrated by a well so that the fluids from one reservoir will not escape into another or to the surface.
Proved reserves	The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

Reserves	Reserves are estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or crude oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development, which may be subject to expiration.
Waha Hub	Natural gas gathering point that serves as a benchmark price for natural gas at western Texas and New Mexico.
Working interest	An operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.
WTI	West Texas Intermediate, a light sweet blend of oil produced from fields in western Texas and is a grade of oil that serves as a benchmark for oil on the NYMEX.
WTI Cushing	Grade of oil that serves as a benchmark price for oil at Cushing, Oklahoma.

GLOSSARY OF CERTAIN OTHER TERMS

The following is a glossary of certain other terms that are used in this report and our other periodic reports under the Exchange Act:

ASU	Accounting Standards Update.
Diamondback E&P	Diamondback E&P LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company.
Equity Plan	The Company’s 2021 Amended and Restated Equity Incentive Plan.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board.
Free Cash Flow	A non-GAAP financial measure calculated as cash flow from operating activities before changes in working capital in excess of cash capital expenditures.
GAAP	Accounting principles generally accepted in the United States.
Nasdaq	The Nasdaq Global Select Market.
NYMEX	New York Mercantile Exchange.
OPEC	Organization of the Petroleum Exporting Countries.
SEC	United States Securities and Exchange Commission.
SEC Prices	Unweighted arithmetic average of the first-day-of-the-month price for each month during the 12-month period prior to the ending date of the period covered by this report.
Securities Act	The Securities Act of 1933, as amended.
Guaranteed Senior Notes	The outstanding senior notes issued by Diamondback Energy, Inc. under indentures where Diamondback E&P is the sole guarantor, consisting of the 3.250% Senior Notes due 2026, 5.200% Senior Notes due 2027, 3.500% Senior Notes due 2029, 5.150% Senior Notes due 2030, 3.125% Senior Notes due 2031, 6.250% Senior Notes due 2033, 5.400% Senior Notes due 2034, 5.550% Senior Notes due 2035, 4.400% Senior Notes due 2051, 4.250% Senior Notes due 2052, 6.250% Senior Notes due 2053, 5.750% Senior Notes due 2054 and 5.900% Senior Notes due 2064.
TSR	Total stockholder return of the Company’s common stock.
Viper
(i) New Viper following the Sitio Acquisition, (ii) Former Viper prior to the Sitio Acquisition but after the Viper Conversion, and (iii) Viper Energy Partners LP prior to the Viper Conversion (each term as defined in Note 1—Description of the Business and Basis of Presentation in Part I. Item 1. Financial Statements and Supplementary Data of this report).

Viper LLC
Prior to December 23, 2025, Viper Energy Partners LLC, a Delaware limited liability company and a subsidiary of Viper Energy, Inc. and after December 23, 2025, VNOM Holding Company LLC, a Delaware limited liability company and a consolidated subsidiary of Viper Energy, Inc.

Wells Fargo	Wells Fargo Bank, National Association.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations (including drilling plans and capital plans); estimates and projections of revenues, losses, costs, expenses, returns, cash flow and financial position; reserve estimates and our ability to replace or increase reserves; anticipated benefits or other effects of strategic transactions (including the Double Eagle Acquisition and Viper’s Sitio Acquisition (in each case, as defined below) discussed in this report and other acquisitions or divestitures); and plans and objectives of management (including plans for future cash flow from operations and for executing environmental strategies) are forward-looking statements. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to the Company are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Although we believe that the expectations and assumptions reflected in our forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond our control. In particular, the factors discussed in this report and detailed under Part II, Item 1A. Risk Factors in this report and our Annual Report on Form 10–K for the year ended December 31, 2025, could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of the Company and its consolidated subsidiaries.

Factors that could cause our outcomes to differ materially include (but are not limited to) the following:

•geopolitics and market conditions, including changes in supply and demand levels for oil, natural gas and natural gas liquids and the resulting impact on the price for those commodities;
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
•physical and transition risks relating to climate change, changing political and social perspectives on climate change and other environmental, social and governance factors, and risks from our publicly disclosed targets related to sustainability and emissions reduction initiatives;
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
v

•lack of, or disruption in, access to adequate and reliable electrical power, internet and telecommunication infrastructure, information and computer systems, transportation, processing, storage and other facilities for our oil, natural gas and natural gas liquids;
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
•changes in our credit rating;
•failure to identify, complete and successfully integrate acquisitions, including the Double Eagle Acquisition and Sitio Acquisition;
•the Endeavor equityholders’ ability to significantly influence our business and potential conflicts of interest; and
•other risks and factors disclosed or incorporated by reference under Part II, Item 1A. Risk Factors and our Annual Report on Form 10–K for the year ended December 31, 2025.

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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended March 31,
	2026	2025
	(In millions, except per share amounts, shares in thousands)
Revenues:
Oil sales	$3,445	$3,039
Natural gas sales	21	212
Natural gas liquid sales	359	406
Sales of purchased oil	385	374
Other operating income	30	17
Total revenues	4,240	4,048
Costs and expenses:
Lease operating expenses	547	408
Production and ad valorem taxes	268	228
Gathering, processing and transportation	120	111
Purchased oil expense	393	382
Depreciation, depletion, amortization and accretion	1,293	1,097
Impairment of oil and natural gas properties	1,400	—
General and administrative expenses	79	73
Other operating expenses, net	24	76
Total costs and expenses	4,124	2,375
Income (loss) from operations	116	1,673
Other income (expense):
Interest expense, net	(63)	(40)
Other income (expense), net	7	35
Gain (loss) on derivative instruments, net	117	226
Gain (loss) on extinguishment of debt, net	(1)	—
Total other income (expense), net	60	221
Income (loss) before income taxes	176	1,894
Provision for (benefit from) income taxes	32	403
Net income (loss)	144	1,491
Net income (loss) attributable to non-controlling interest	119	86
Net income (loss) attributable to Diamondback Energy, Inc.	$25	$1,405

Earnings (loss) per common share:
Basic	$0.08	$4.83
Diluted	$0.08	$4.83
Weighted average common shares outstanding:
Basic	282,792	289,612
Diluted	282,792	289,612

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2026	2025
	(In millions, except par values and share data)
Assets
Current assets:
Cash and cash equivalents ($28 million and $13 million related to Viper)	$174	$104
Restricted cash	2	2
Accounts receivable:
Joint interest and other, net	327	258
Oil and natural gas sales, net ($383 million and $262 million related to Viper)	1,834	1,128
Inventories	79	86
Prepaid expenses and other current assets	288	337
Total current assets	2,704	1,915
Property and equipment:
Oil and natural gas properties:
Proved properties ($9,514 million and $9,746 million related to Viper)	72,688	71,588
Unproved properties ($4,562 million and $4,910 million related to Viper)	23,497	23,941
Other property, equipment and land	889	874
Accumulated depletion, depreciation, amortization and impairment ($2,662 million and $2,455 million related to Viper)	(30,461)	(27,782)
Property and equipment, net	66,613	68,621
Other assets	763	523
Total assets	$70,080	$71,059
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued capital expenditures	1,181	1,168
Current maturities of debt	749	763
Other accrued liabilities	848	1,108
Revenues and royalties payable	1,459	1,397
Derivative instruments	62	15
Income taxes payable	517	149
Total current liabilities	4,816	4,600
Long-term debt ($1,603 million and $2,186 million related to Viper)	13,149	13,726
Deferred income taxes	8,914	9,141
Other long-term liabilities	561	625
Total liabilities	27,440	28,092
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value; 800,000,000 shares authorized; 281,311,730 and 284,594,908 shares issued and outstanding at March 31, 2026, and December 31, 2025, respectively	3	3
Additional paid-in capital	32,010	32,236
Retained earnings (accumulated deficit)	4,467	4,740
Accumulated other comprehensive income (loss)	(7)	(7)
Total Diamondback Energy, Inc. stockholders’ equity	36,473	36,972
Non-controlling interest	6,167	5,995
Total equity	42,640	42,967
Total liabilities and stockholders’ equity	$70,080	$71,059

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In millions)
Cash flows from operating activities:
Net income (loss)	$144	$1,491
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (benefit from) deferred income taxes	(242)	6
Depreciation, depletion, amortization and accretion	1,293	1,097
Impairment of oil and natural gas properties	1,400	—
(Gain) loss on extinguishment of debt, net	1	—
(Gain) loss on derivative instruments, net	(117)	(226)
Cash received (paid) on settlement of derivative instruments	133	85
Other	26	34
Changes in operating assets and liabilities:
Accounts receivable	(779)	(6)
Accounts payable and accrued liabilities	(257)	(374)
Income taxes payable	287	135
Revenues and royalties payable	70	84
Other	(131)	29
Net cash provided by (used in) operating activities	1,828	2,355
Cash flows from investing activities:
Additions to oil and natural gas properties	(933)	(942)
Property acquisitions	(314)	(750)
Proceeds from sale of assets	604	41
Other	(15)	(2)
Net cash provided by (used in) investing activities	(658)	(1,653)
Cash flows from financing activities:
Proceeds from debt	2,525	3,477
Repayment of debt	(3,124)	(2,538)
Repurchased shares under repurchase program	(39)	(575)
Repurchased shares - related party	(509)	—
Repurchased shares/units under Viper’s repurchase program	(97)	—
Net proceeds from Viper’s issuance of common stock	—	1,232
Proceeds from sale of Viper's common stock	589	—
Dividends paid to stockholders	(295)	(290)
Dividends/distributions to non-controlling interest	(120)	(95)
Other	(30)	(36)
Net cash provided by (used in) financing activities	(1,100)	1,175
Net increase (decrease) in cash, cash equivalents and restricted cash	70	1,877
Cash, cash equivalents and restricted cash at beginning of period	106	164
Cash, cash equivalents and restricted cash at end of period	$176	$2,041

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares	Amount
	($ in millions, shares in thousands)
Balance at December 31, 2025	284,595	$3	$32,236	$4,740	$(7)	$5,995	$42,967
Viper stock-based compensation	—	—	—	—	—	2	2
Stock-based compensation	—	—	29	—	—	—	29
Cash paid for tax withholding on vested equity awards	(150)	—	(27)	—	—	—	(27)
Issuance of shares upon vesting of equity awards	134	—	—	—	—	—	—
Repurchased shares under repurchase program, including excise tax	(267)	—	(39)	—	—	—	(39)
Repurchased shares - related party, including excise tax	(3,000)	—	(514)	—	—	—	(514)
Repurchased shares under Viper’s repurchase program	—	—	—	—	—	(97)	(97)
Dividends to non-controlling interest	—	—	—	—	—	(120)	(120)
Dividends paid	—	—	—	(295)	—	—	(295)
Distribution equivalent rights payments	—	—	—	(3)	—	—	(3)
Proceeds from sale of Viper's common stock	—	—	219	—	—	308	527
Change in ownership of consolidated subsidiaries, net	—	—	106	—	—	(40)	66
Net income (loss)	—	—	—	25	—	119	144
Balance at March 31, 2026	281,312	3	32,010	4,467	(7)	6,167	42,640

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares	Amount
	($ in millions, shares in thousands)
Balance at December 31, 2024	290,984	$3	$33,501	$4,238	$(6)	$2,126	$39,862
Viper stock-based compensation	—	—	—	—	—	1	1
Stock-based compensation	—	—	22	—	—	—	22
Cash paid for tax withholding on vested equity awards	(155)	—	(25)	—	—	—	(25)
Issuance of shares upon vesting of equity awards	115	—	—	—	—	—	—
Repurchased shares under repurchase program, including excise tax	(3,656)	—	(580)	—	—	—	(580)
Dividends to non-controlling interest	—	—	—	—	—	(95)	(95)
Dividends paid	—	—	—	(290)	—	—	(290)
Distribution equivalent rights payments	—	—	—	(1)	—	—	(1)
Viper LLC’s units issued for acquisition	—	—	—	—	—	119	119
Net proceeds from Viper’s issuance of common stock	—	—	—	—	—	1,232	1,232
Change in ownership of consolidated subsidiaries, net	—	—	206	—	—	(199)	7
Other comprehensive income (loss)	—	—	1	—	(1)	—	—
Net income (loss)	—	—	—	1,405	—	86	1,491
Balance at March 31, 2025	287,288	3	33,125	5,352	(7)	3,270	41,743

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

As of March 31, 2026, the wholly owned subsidiaries of Diamondback include Diamondback E&P, a Delaware limited liability company, Rattler Midstream GP LLC, a Delaware limited liability company, Rattler Midstream LP, a Delaware limited partnership, QEP Resources, Inc., a Delaware corporation, Diamondback RE Holdco LLC, a Delaware limited liability company and Eclipse Merger Sub II, LLC, a Delaware limited liability company.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including its publicly-traded subsidiary, Viper Energy, Inc., after all significant intercompany balances and transactions have been eliminated upon consolidation. As of March 31, 2026, the Company is managed as one operating and reportable segment, the upstream segment, which is engaged in the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves primarily in the Permian Basin in West Texas and includes the activities of Viper as well as the Company’s remaining midstream operations.

On August 19, 2025, upon completion of Viper’s Sitio Acquisition (as defined and discussed in Note 4—Acquisitions and Divestitures), VNOM Sub, Inc., (formerly Viper Energy, Inc., “Former Viper”) became a wholly owned subsidiary of Viper Energy, Inc. (formerly New Cobra Pubco, Inc., “New Viper”).

As of March 31, 2026, the Company owned approximately 39% of Viper’s combined outstanding Class A common stock and Class B common stock on a fully diluted basis, after giving effect to an option for certain Viper LLC equity holders to purchase and exchange up to 6,746,384 of Class B common stock paired with an equivalent number of units representing limited liability company interests in Viper’s operating subsidiary (“Viper LLC Units”) into Viper Class A common stock. The Company determined that it controls the activities of Viper in accordance with the guidance for variable interest entities in Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” and therefore continues to consolidate Viper in the Company’s financial statements at March 31, 2026. See further discussion of the Company’s determination that Viper is a variable interest entity (“VIE”) in Note 2—Summary of Significant Accounting Policies. The results of operations attributable to the non-controlling interest in Viper are presented within equity and net income and are shown separately from the equity and net income attributable to the Company.

These condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the SEC. They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to SEC rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10–Q should be read in conjunction with the Company’s most recent Annual Report on Form 10–K for the fiscal year ended December 31, 2025, which contains a summary of the Company’s significant accounting policies and other disclosures.

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

Making accurate estimates and assumptions is particularly difficult in the oil and natural gas industry given the challenges resulting from volatility in oil and natural gas prices. For instance, geopolitical conflicts, elevated interest rates, effects of tariffs, actions taken by OPEC and its non-OPEC allies, global supply chain disruptions, measures to combat persistent inflation and instability in the financial sector have contributed to recent economic and pricing volatility. The financial results of companies in the oil and natural gas industry have been and may continue to be impacted materially as a result of these events and changing market conditions. Such circumstances generally increase uncertainty in the Company’s accounting estimates, particularly those involving financial forecasts.

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

On March 4, 2026, Viper completed a secondary public offering with the Company and certain other Viper stockholders, along with J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC as underwriters (the “Underwriters”) (the “Secondary Offering”). The Company exchanged approximately 12.39 million shares of Viper Class B common stock and an equivalent number of Viper LLC Units for an equivalent number of shares of Viper Class A common stock and subsequently sold such shares in the Secondary Offering. On March 19, 2026, the Underwriters exercised an option to purchase approximately 0.51 million additional shares of Viper Class A common stock from the Company for aggregate cash proceeds of approximately $589 million. The Company’s proceeds from the Secondary Offering were used for general corporate purposes and to accelerate debt reduction.

The 2025 Drop Down, the Sitio Acquisition (each as defined and discussed in Note 4—Acquisitions and Divestitures) and the Secondary Offering were evaluated and determined not to be events that would cause the Company to change its conclusion regarding Viper’s status as a VIE, and the Company continues to be the primary beneficiary.

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

Recent Accounting Pronouncements

Recently Adopted Pronouncements

There were no new accounting pronouncements adopted during the three months ended March 31, 2026.

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

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from Contracts with Customers

The following tables present the Company’s revenue from contracts with customers:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Oil sales	$3,445	$3,039
Natural gas sales	21	212
Natural gas liquid sales	359	406
Total oil, natural gas and natural gas liquid revenues	3,825	3,657
Sales of purchased oil	385	374
Other service revenues	13	15
Total revenue from contracts with customers	$4,223	$4,046

The following tables present the Company’s revenue from oil, natural gas and natural gas liquids disaggregated by basin:

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$3,183	$247	$15	$3,445	$2,801	$236	$2	$3,039
Natural gas sales	11	7	3	21	191	20	1	212
Natural gas liquid sales	324	33	2	359	374	31	1	406
Total	$3,518	$287	$20	$3,825	$3,366	$287	$4	$3,657

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
4.    ACQUISITIONS AND DIVESTITURES

2026 Activity

Viper Divestiture

Viper Divestiture of Non-Permian Assets

On February 9, 2026, Viper divested all of its non-Permian assets, including those acquired from Sitio Royalties Corp. (“Sitio”), to an affiliate of GRP Energy Capital LLC and Warwick Capital Partners LLP for net cash proceeds of approximately $610 million, including transaction costs and customary post-closing adjustments (the “Viper Non-Permian Divestiture”). The divested properties consisted of approximately 9,400 net royalty acres in the Denver-Julesburg, Eagle Ford and Williston basins with current production of approximately 4,750 BO/d. Proceeds from the divestiture were used to (i) repay the Viper 2025 Term Loan (as defined and discussed in Note 8—Debt) of $500 million in full, (ii) repay the outstanding borrowings under the Viper Revolving Credit Facility (as defined and discussed in Note 8—Debt), and (iii) for general corporate purposes.

2025 Activity

Diamondback Acquisitions and Divestitures

EPIC Divestiture

On October 31, 2025, the Company divested its 27.5% equity interest in EPIC Crude Holdings, LP (“EPIC”) pursuant to a definitive purchase and sale agreement with Plains All American Pipeline, L.P. and Plains GP Holdings for approximately $504 million in cash and an additional $96 million in unrecognized potential contingent consideration (the “EPIC Divestiture”). The EPIC Divestiture resulted in a gain on the sale of equity method investments of approximately $299 million. The contingent cash payment is due to the Company should the capacity expansion of EPIC be formally sanctioned before year-end 2027.

Divestiture of Water Assets to Deep Blue

On October 1, 2025, the Company divested its subsidiary, Environmental Disposal Systems, LLC, to Deep Blue Midland Basin LLC (“Deep Blue”), in exchange for upfront net cash proceeds of $694 million, subject to transaction costs and customary post-closing adjustments, and approximately $34 million of additional equity interests issued by Deep Blue as non-cash consideration. The transaction provides for the potential for the Company to earn up to an additional $200 million. If certain completion thresholds are not met, the Company could owe up to $150 million in contingent consideration for the years 2026 through 2028. The Company will recognize any contingent gains when realizable at the end of each annual measurement period, or will accrue a contingent loss if at any time a payable to Deep Blue becomes probable and reasonably estimable. The divestiture resulted in an aggregate gain of approximately $167 million, which includes a loss of approximately $1 million recognized during the three months ended March 31, 2026 as a result of customary post-closing adjustments. The gain (loss) is included in the caption “Other income (expense), net” in the condensed consolidated statement of operations. As part of the divestiture, the Company renewed its 15-year dedication to Deep Blue for its produced water and supply water within a 12-county area of mutual interest in the Midland Basin. The Company’s equity ownership interest in Deep Blue remained at 30% following the closing of the transaction. The cash proceeds from the divestiture were used to repay borrowings under the Revolving Credit Facility (as defined and discussed in Note 8—Debt) and for general corporate purposes.

2025 Drop Down

On May 1, 2025, the Company’s wholly owned subsidiary Endeavor Energy Resources, LP divested all of the issued and outstanding equity interests in 1979 Royalties, LP and 1979 Royalties GP, LLC, each of which was a subsidiary of the Company, pursuant to a definitive equity purchase agreement with Viper and Viper LLC in exchange for consideration consisting of (i) $873 million in cash, including customary post-closing adjustments, and (ii) the issuance of 69.63 million Viper LLC Units and an equivalent number of shares of Viper’s Class B common stock (the “2025 Drop Down”). The 2025 Drop Down was accounted for as a transaction between entities under common control.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Double Eagle Acquisition

On April 1, 2025, the Company completed its acquisition of all of the issued and outstanding interests of DE Permian, LLC, DE IV Combo, LLC and DE IV Operating, LLC, each of which were wholly owned subsidiaries of Double Eagle IV Midco, LLC (the “Double Eagle Acquisition”) for consideration of $3.1 billion in cash and approximately 6.84 million shares of the Company’s common stock, including transaction costs and subject to customary post-closing adjustments. The assets acquired in the Double Eagle Acquisition consisted of approximately 67,700 gross (40,000 net) acres, which are primarily located in the Midland Basin and approximately 407 gross (342 net) horizontal locations in primary development targets. The Company funded the cash portion of the Double Eagle Acquisition through a combination of proceeds from the issuance of the $1.2 billion aggregate principal amount of 5.550% Senior Notes due 2035 (the “2035 Notes”), proceeds from the 2025 Term Loan (as defined and discussed in Note 8—Debt) and borrowings under the Revolving Credit Facility. The Double Eagle Acquisition was accounted for as an asset acquisition in accordance with ASC Topic 805, “Business Combinations.”

Viper Acquisition

Sitio Acquisition

On August 19, 2025, Viper completed a series of transactions in which New Viper acquired Sitio, Sitio Royalties Operating Partnership, LP (“Sitio OpCo”) and their respective subsidiaries, pursuant to the Agreement and Plan of Merger, dated June 2, 2025, by and among Former Viper, Viper LLC, Sitio, Sitio OpCo, New Viper, Cobra Merger Sub, Inc. and Scorpion Merger Sub, Inc. (the “Sitio Acquisition”). The Sitio Acquisition was an all-equity transaction valued at approximately $4.0 billion, including transaction costs and customary post-closing adjustments and the retirement of Sitio’s net debt of approximately $1.2 billion.

The mineral and royalty interests acquired in the Sitio Acquisition represent approximately 25,300 net royalty acres in the Permian Basin and approximately 9,000 net royalty acres in the Denver-Julesburg, Eagle Ford and Williston basins, for total acreage of approximately 34,300 net royalty acres. See “—Viper Divestiture of Non-Permian Assets” above for discussion of the divestiture of Viper’s non-Permian acreage in the first quarter of 2026. The Sitio Acquisition was accounted for as an asset acquisition in accordance with ASC Topic 805, “Business Combinations.”

5.    PROPERTY AND EQUIPMENT

Property and equipment includes the following as of the dates indicated:

	March 31,	December 31,
	2026	2025
	(In millions)
Oil and natural gas properties:
Proved properties	$72,688	$71,588
Unproved properties(1)	23,497	23,941
Gross oil and natural gas properties	96,185	95,529
Accumulated depletion	(17,240)	(15,974)
Accumulated impairment	(13,006)	(11,606)
Oil and natural gas properties, net	65,939	67,949
Other property, equipment and land	889	874
Accumulated depreciation, amortization, accretion and impairment	(215)	(202)
Total property and equipment, net	$66,613	$68,621
(1)    Unevaluated properties not subject to depletion under full cost accounting.

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter which determines a limit, or ceiling, on the book value of proved oil and natural gas properties. The Company recorded a non-cash ceiling test impairment of $1.4 billion during the three months ended March 31, 2026, which is included in the caption “Accumulated depletion, depreciation, amortization and impairment” on the condensed consolidated balance sheet. No impairment expense was recorded for the three months ended March 31, 2025.

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

6.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligations liability for the following periods:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Asset retirement obligations, beginning of period	$542	$592
Additional liabilities incurred	1	16
Liabilities acquired	1	1
Liabilities settled and divested	(5)	(12)
Accretion expense	8	9
Revisions in estimated liabilities	—	1
Asset retirement obligations, end of period	547	607
Less current portion(1)	41	21
Asset retirement obligations - long-term(2)	$506	$586
(1)    The current portion of the asset retirement obligation is included in the caption “Other accrued liabilities” in the Company’s condensed consolidated balance sheets.
(2)    The long-term portion of the asset retirement obligation is included in the caption “Other long-term liabilities” in the Company’s condensed consolidated balance sheets.

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

7.    RELATED PARTY TRANSACTIONS

Deep Blue

The Company and Five Point Energy LLC have a joint venture, Deep Blue, in which the Company owned a 30% equity ownership interest as of March 31, 2026. The equity ownership interest is included in the caption “Other assets” on the Company’s consolidated balance sheets. Additionally, the Company has other related party transactions with Deep Blue in the ordinary course of business, which result in (i) certain accounts receivable from Deep Blue, (ii) accrued capital expenditures and other accrued payables related to a commitment to fund certain capital expenditures on projects that were in process at the time of the Deep Blue transaction, and (iii) lease operating expenses and capitalized expenses related to fees paid to Deep Blue under a 15-year dedication for its produced water and supply water within a 12-county area of mutual interest in the Midland Basin.

For further discussion on the additional transaction with Deep Blue, see Note 4—Acquisitions and Divestitures.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following table presents related party balances that pertain to Deep Blue which are included in the condensed consolidated balance sheets as of the dates indicated:

	March 31,	December 31,
	2026	2025
	(In millions)
Assets:
Accounts receivable	$1	$1
Other assets	$211	$197
Liabilities:
Accounts payable and accrued capital expenditures	$85	$71
Other accrued liabilities	$59	$82

During the three months ended March 31, 2026, and 2025, the Company incurred approximately $67 million and $47 million, respectively, for water services provided by Deep Blue, which were capitalized and are included in the caption “Proved properties” on the condensed consolidated balance sheets.

The following table presents the significant related party transactions included in the condensed consolidated statements of operations for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Lease operating expenses	$75	$37

Viper

For discussion on related party transactions with Viper, see Note 4—Acquisitions and Divestitures - 2025 Drop Down.

SGF Common Stock Repurchases and Secondary Offering

In 2024, the Company completed the acquisition of 100% of the equity interests of Endeavor Parent, LLC (“Endeavor”) (the “Endeavor Acquisition”). As partial consideration for the Endeavor Acquisition, the Company issued 117.27 million shares, or 39.8% of its then-outstanding common stock to the former owners of Endeavor (the “Endeavor equityholders”), the majority of which are currently held by SGF FANG Holdings, LP (“SGF”). Additionally, pursuant to a stockholders agreement executed with the Endeavor equityholders, the Endeavor equityholders have the right to propose for nomination between one and four directors for election to the Company’s board of directors as long as certain established ownership thresholds are maintained. As a result, SGF is considered a related party of the Company under ASC Topic 850 “Related Party Disclosures.”

On November 28, 2025, the Company entered into a letter agreement with SGF, which provides SGF with the right, but not the obligation, to sell up to 3.0 million shares of the Company’s common stock to the Company per quarter through December 31, 2026 at the most recent Nasdaq closing price of such transaction, pursuant to the letter agreement. During the three months ended March 31, 2026, the Company repurchased 3.0 million shares from SGF for approximately $509 million, excluding excise taxes. Repurchases under the letter agreement are pursuant to the Company’s existing share repurchase program, and have been approved by the audit committee of the Company’s board of directors. For details on the Company’s existing share repurchase program, see Note 9—Stockholders’ Equity and Earnings (Loss) Per Share.

On March 12, 2026, SGF completed a secondary public offering with Evercore Group L.L.C., Citigroup Global Markets Inc., and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein (the “SGF Underwriters”), providing for the sale of 12.65 million shares of the Company’s common stock to the SGF Underwriters at $170.18875 per share.

Giving effect to the repurchases and secondary offering discussed above, as of March 31, 2026, the Endeavor equityholders held approximately 30.2% of the Company’s outstanding common stock.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

8.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	March 31,	December 31,
	2026	2025
	(In millions)
3.250% Senior Notes due 2026	$749	$749
5.625% Senior Notes due 2026	—	14
5.200% Senior Notes due 2027	850	850
7.125% Medium-term Notes, Series B, due 2028	73	73
3.500% Senior Notes due 2029	915	915
5.150% Senior Notes due 2030	850	850
3.125% Senior Notes due 2031	740	740
6.250% Senior Notes due 2033	1,100	1,100
5.400% Senior Notes due 2034	1,300	1,300
5.550% Senior Notes due 2035	1,200	1,200
4.400% Senior Notes due 2051	386	386
4.250% Senior Notes due 2052	605	605
6.250% Senior Notes due 2053	650	650
5.750% Senior Notes due 2054	1,480	1,480
5.900% Senior Notes due 2064	1,000	1,000
2025 Term Loan	550	550
Unamortized debt issuance costs	(95)	(99)
Unamortized discount costs	(22)	(22)
Unamortized premium costs	2	2
Unamortized basis adjustment of dedesignated interest rate swap agreements	(55)	(59)
Viper Revolving Credit Facility	20	105
Viper 4.900% Senior Notes due 2030	500	500
Viper 5.700% Senior Notes due 2035	1,100	1,100
Viper 2025 Term Loan	—	500
Total debt, net	13,898	14,489
Less: current maturities of debt	749	763
Total long-term debt	$13,149	$13,726

References in this section to the Company shall mean Diamondback Energy, Inc. and Diamondback E&P, collectively, unless otherwise specified.

Credit Agreement

Diamondback E&P, as borrower, and Diamondback Energy, Inc., as parent guarantor, have a credit agreement (as amended, the “Credit Agreement”), which provides the Company with a credit facility with a maximum credit amount of $2.5 billion and a maturity date of June 12, 2030 (such facility, the “Revolving Credit Facility”). As of March 31, 2026, the Company had no outstanding borrowings under the Revolving Credit Facility and approximately $2.5 billion available for future borrowings. During the three months ended March 31, 2026 and March 31, 2025, the weighted average interest rate on borrowings under the Revolving Credit Facility was 5.00% and 5.92%, respectively.

As of March 31, 2026, the Company was in compliance with all financial maintenance covenants under the Credit Agreement.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Viper’s Revolving Credit Agreement

Former Viper, as guarantor, has a credit agreement with Viper LLC, as borrower, and Wells Fargo, as the administrative agent (as amended, the “Viper Revolving Credit Agreement”). The Viper Revolving Credit Agreement provides the borrower with a senior unsecured revolving credit facility with a commitment of $1.5 billion and a maturity date of June 12, 2030 (such facility, the “Viper Revolving Credit Facility”). As of March 31, 2026, there were $20 million in outstanding borrowings and approximately $1.48 billion available for future borrowings under the Viper Revolving Credit Facility. The weighted average interest rates on borrowings under Viper LLC’s respective revolving credit facilities were 5.19% and 6.57% for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, Viper LLC was in compliance with all financial maintenance covenants under the Viper Revolving Credit Agreement.

Term Loan Agreements

Diamondback Term Loan Agreement

In connection with the Double Eagle Acquisition, Diamondback Energy, Inc., as guarantor, entered into a term loan credit agreement with Diamondback E&P, as borrower, and Bank of America, N.A., as administrative agent (the “2025 Term Loan”) on March 21, 2025.

The 2025 Term Loan provided the Company with the ability to borrow up to $1.5 billion on an unsecured basis to fund a portion of the cash consideration and expenses for the Double Eagle Acquisition. On April 1, 2025, the date of closing of the Double Eagle Acquisition, the 2025 Term Loan was fully drawn in a single borrowing. Any then-outstanding amounts will mature and be payable in full on the second anniversary of the initial funding date. During the three months ended March 31, 2026, the weighted average interest rate on borrowings under the 2025 Term Loan was 5.03%.

Viper Term Loan Agreement

On July 23, 2025, in connection with the Sitio Acquisition, Former Viper, as guarantor, entered into a $500 million term loan credit agreement with Viper LLC, as borrower, and Goldman Sachs Bank USA, as administrative agent (the “Viper 2025 Term Loan”). On August 19, 2025, the Viper 2025 Term Loan was fully drawn and New Viper became a co-guarantor of the Viper 2025 Term Loan. On February 13, 2026, Viper used the cash proceeds received from the Viper Non-Permian Divestiture to repay in full the $500 million remaining outstanding and terminate the Viper 2025 Term Loan.

9.    STOCKHOLDERS’ EQUITY AND EARNINGS (LOSS) PER SHARE

Common Stock Repurchase Program

The Company’s board of directors has approved a common stock repurchase program to acquire up to $8.0 billion of the Company’s outstanding common stock, excluding excise tax. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions and are subject to market conditions, applicable regulatory and legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares. This repurchase program may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the three months ended March 31, 2026, and 2025, the Company repurchased approximately $548 million of common stock, which includes approximately $509 million for the repurchases from SGF, and $575 million of common stock under the repurchase program, respectively, in each case excluding excise tax. For further discussion on the repurchases from SGF, see Note 7—Related Party Transactions. As of March 31, 2026, approximately $2.1 billion remained available for future repurchases under the Company’s common stock repurchase program, excluding excise tax.

Change in Ownership of Consolidated Subsidiaries

Non-controlling interests in the accompanying condensed consolidated financial statements represent ownership interests in Viper, which are held by parties other than the Company and are presented as a component of equity. When the Company’s relative ownership interests in Viper change, adjustments to non-controlling interest and additional paid-in-capital, tax effected, will occur.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The following table summarizes changes in the ownership interest in consolidated subsidiaries during the respective periods presented:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net income (loss) attributable to the Company	$25	$1,405
Transfers (to) from the non-controlling interests:
Increase in additional paid-in-capital due to proceeds from the sale of Viper's common stock, net	219	—
Other transfers (to) from the non-controlling interests	106	206
Change from net income (loss) attributable to the Company’s stockholders and transfers with non-controlling interest	$350	$1,611

Dividends

The following table presents dividends and distribution equivalent rights paid on the Company’s common stock during the respective periods:

	Dividend Per Share	Total
	(In millions, except per share amounts)
2026
First quarter	$1.05	$298

2025
First quarter	$1.00	$291

Earnings (Loss) Per Share

The Company’s earnings (loss) per share amounts have been computed using the two-class method. The two-class method is an earnings allocation proportional to the respective ownership among holders of common stock and participating securities. Basic earnings (loss) per share amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share include the effect of potentially dilutive shares outstanding for the period, if any. Additionally, the per share earnings of Viper are included in the consolidated earnings per share computation based on the consolidated group’s holdings of the subsidiaries.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
A reconciliation of the components of basic and diluted earnings (loss) per common share is presented below:

	Three Months Ended March 31,
	2026	2025
	(In millions, except per share amounts, shares in thousands)
Net income (loss) attributable to common shares	$25	$1,405
Less: distributed and undistributed earnings allocated to participating securities(1)	3	6
Net income (loss) attributable to common stockholders	$22	$1,399
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	282,792	289,612
Effect of dilutive securities:
Weighted-average potential common shares issuable	—	—
Diluted weighted average common shares outstanding	282,792	289,612
Basic net income (loss) attributable to common shares	$0.08	$4.83
Diluted net income (loss) attributable to common shares	$0.08	$4.83
(1)    Unvested restricted stock units and performance-based restricted stock unit awards that contain non-forfeitable distribution equivalent rights are considered participating securities and therefore are included in the earnings per share calculation pursuant to the two-class method.

10.    EQUITY-BASED COMPENSATION

Under the Equity Plan approved by the board of directors, the Company is authorized to issue up to 11.8 million shares of incentive and non-statutory stock options, restricted stock awards and restricted stock units, performance awards and stock appreciation rights to eligible employees. The Company currently has outstanding restricted stock units and performance-based restricted stock units under the Equity Plan. At March 31, 2026, approximately 3.0 million shares of common stock remain available for future grants under the Equity Plan. The Company classifies its restricted stock units and performance-based restricted stock units as equity-based awards and estimates the fair values of restricted stock awards and units as the closing price of the Company’s common stock on the grant date of the award, which is expensed over the applicable vesting period.

In addition to the Equity Plan, Viper maintains its own long-term incentive plan, which is not significant to the Company.

The following table presents the financial statement impacts of equity compensation plans and related costs on the Company’s financial statements:

	Three Months Ended March 31,
	2026	2025
	(In millions)
General and administrative expenses	$22	$18
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	$9	$5

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Restricted Stock Units

The following table presents the Company’s restricted stock unit activity during the three months ended March 31, 2026, under the Equity Plan:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2025	890,062	$153.87
Granted	535,716	$177.83
Vested	(118,272)	$166.14
Forfeited	(14,398)	$161.37
Unvested at March 31, 2026	1,293,108	$162.59

The aggregate grant date fair value of restricted stock units that vested during the three months ended March 31, 2026, was $20 million. As of March 31, 2026, the Company’s unrecognized compensation cost related to unvested restricted stock units was $179 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Performance-Based Restricted Stock Units

The following table presents the Company’s performance-based restricted stock units activity under the Equity Plan for the three months ended March 31, 2026:

	Performance-Based Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2025	327,931	$254.50
Granted	170,279	$235.63
Vested	(16,072)	$205.83
Forfeited	(2,426)	$254.31
Unvested at March 31, 2026(1)	479,712	$249.43
(1)A maximum of 1,172,580 units could be awarded based upon the Company’s final TSR ranking.

As of March 31, 2026, the Company’s unrecognized compensation cost related to unvested performance-based restricted stock units was $74 million, which is expected to be recognized over a weighted-average period of 1.9 years.

In March 2026, eligible employees received performance-based restricted stock unit awards totaling 170,279 units from which a minimum of 0% and a maximum of 200% of the units could be awarded based upon the measurement of TSR of the Company’s common stock as compared to a designated peer group during the three-year performance period of January 1, 2026, to December 31, 2028, and cliff vest at December 31, 2028, subject to continued employment. The initial payout of the March 2026 awards will be further adjusted by a TSR modifier that may reduce the payout or increase the payout up to a maximum of 250%.

The fair value of each performance-based restricted stock unit issuance is estimated at the date of grant using a Monte Carlo simulation, which results in an expected percentage of units to be earned during the performance period.

The following table presents a summary of the grant-date fair values of performance-based restricted stock units granted and the related assumptions for the awards granted during the periods presented:

March 2026
Grant-date fair value	$235.63
Risk-free rate	3.4%
Company volatility	32.0%

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

11.    INCOME TAXES

The following table provides the Company’s provision for (benefit from) income taxes and the effective income tax rate for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(In millions, except for tax rate)
Provision for (benefit from) income taxes	$32	$403
Effective income tax rate	18.2%	21.3%

Total income tax expense from continuing operations for the three months ended March 31, 2026, differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income primarily due to (i) state income taxes, net of federal benefit, (ii) the effect of research and development tax credits, and (iii) other permanent differences between book and taxable income. For the three months ended March 31, 2025, total income tax expense from continuing operations differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income primarily due to (i) state income taxes, net of federal benefit, (ii) the effect of research and development tax credits, (iii) limitations on the deduction of certain permanent items, and (iv) other permanent differences between book and taxable income.

In connection with the Secondary Offering, the Company recognized an $88 million increase in income taxes payable and a $26 million decrease in its liability for deferred income taxes through additional paid-in capital, as well as a $61 million increase in Viper’s deferred tax asset through non-controlling interest on the Company’s condensed consolidated balance sheet as of March 31, 2026.

12.    DERIVATIVES

At March 31, 2026, the Company only had commodity derivative contracts outstanding, which are recorded at fair value in the condensed consolidated balance sheet.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
As of March 31, 2026, the Company had the following outstanding commodity derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Collars
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Weighted Average Differential	Weighted Average Sub-Floor Price	Weighted Average Floor Price	Weighted Average Ceiling Price
OIL
Apr. - Jun.	2026	Basis Swap(1)	45,000	Argus WTI Midland	$0.92	$—	$—	$—
Apr. - Jun.	2026	Roll Swap	135,055	WTI Cushing	$2.69	$—	$—	$—
Apr. - Dec.	2026	Three-Way Collar	5,000	Argus WTI Houston	$—	$50.00	$60.00	$155.00
Apr. - Dec.	2026	Three-Way Collar	40,000	WTI Cushing	$—	$50.00	$60.00	$121.20
Jul. - Dec.	2026	Basis Swap(1)	70,000	Argus WTI Midland	$0.97	$—	$—	$—
Jul. - Dec.	2026	Roll Swap	140,000	WTI Cushing	$2.71	$—	$—	$—
NATURAL GAS
Apr. - Sep.	2026	Basis Swap(1)	650,000	Waha Hub	$(1.87)	$—	$—	$—
Apr. - Dec.	2026	Two-Way Collar	840,000	Henry Hub	$—	$—	$2.87	$6.35
Apr. - Dec.	2026	Basis Swap(1)	100,000	HSC Hub	$(0.35)	$—	$—	$—
Oct. - Dec.	2026	Basis Swap(1)	650,000	Waha Hub	$(1.75)	$—	$—	$—
Jan. - Dec.	2027	Two-Way Collar	720,000	Henry Hub	$—	$—	$2.88	$6.37
Jan. - Dec.	2027	Basis Swap(1)	360,000	Waha Hub	$(1.26)	$—	$—	$—
Jan. - Dec.	2027	Basis Swap(1)	280,000	HSC Hub	$(0.30)	$—	$—	$—
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

							Put Spread
Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Strike Price	Deferred Premium	Floor Price	Short Put Price
OIL
Apr. - Jun.	2026	Put	37,000	Brent	$52.50	$1.70	$—	$—
Apr. - Jun.	2026	Put	115,000	Argus WTI Houston	$50.00	$1.57	$—	$—
Apr. - Jun.	2026	Put	190,000	WTI Cushing	$51.64	$1.60	$—	$—
Apr. - Jun.	2026	Basis Put	115,000	WTI - Brent	$(41.09)	$1.16	$—	$—
Jul. - Sep.	2026	Put	20,000	Brent	$52.50	$1.60	$—	$—
Jul. - Sep.	2026	Put	85,000	Argus WTI Houston	$50.00	$1.42	$—	$—
Jul. - Sep.	2026	Put	160,000	WTI Cushing	$51.80	$1.29	$—	$—
Jul. - Sep.	2026	Put Spread	15,000	WTI Cushing	$—	$—	$50.00	$55.00
Oct. - Dec.	2026	Put	5,000	Brent	$55.00	$1.25	$—	$—
Oct. - Dec.	2026	Put	35,000	Argus WTI Houston	$50.00	$1.31	$—	$—
Oct. - Dec.	2026	Put	120,000	WTI Cushing	$50.00	$1.29	$—	$—
Jan. - Mar.	2027	Put	15,000	Argus WTI Houston	$50.00	$1.28	$—	$—
Jan. - Mar.	2027	Put	35,000	WTI Cushing	$50.00	$1.39	$—	$—
Apr. - Jun.	2027	Put	5,000	Argus WTI Houston	$50.00	$1.40	$—	$—
Apr. - Jun.	2027	Put	10,000	WTI Cushing	$50.00	$1.40	$—	$—

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Interest Rate Swaps and Treasury Locks

Interest Rate Swaps

The Company had two receive-fixed, pay-variable interest rate swap agreements for notional amounts of $150 million each, which were considered economic hedges of the Company’s 3.500% fixed rate senior notes due 2029. During the three months ended March 31, 2026, the Company fully terminated and settled the remaining aggregate $300 million notional amount of interest rate swaps for cash payments of approximately $27 million. The loss on the termination of interest rate swaps is recognized in the caption “Gain (loss) on derivative instruments, net” on the condensed consolidated statement of operations for the three months ended March 31, 2026.

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

Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Gain (loss) on derivative instruments, net:
Commodity contracts	$117	$214
Interest rate swaps	—	11
2026 WTI Contingent Liability	—	2
Treasury locks	—	(1)
Total	$117	$226

Net cash received (paid) on settlements:
Commodity contracts	$160	$86
Interest rate swaps	(27)	—
Treasury locks	—	(1)
Total	$133	$85

13.    FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As discussed in Note 13—Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, certain financial instruments of the Company are reported at fair value on the Company’s condensed consolidated balance sheets. The net amounts of derivative instruments are classified as current or noncurrent based on their anticipated settlement dates. The Company has an immaterial investment in the Class A common stock of Verde Clean Fuels, Inc., which is reported at fair value using observable, quoted stock prices and is included in “Other assets” on the Company’s condensed consolidated balance sheets at March 31, 2026, and December 31, 2025.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Viper LLC completed multiple acquisitions during 2024 with Tumbleweed Royalty IV, LLC, TWR IV SellCo Parent, LLC, Tumbleweed-Q Royalties, LLC, MC TWR Royalties, LP and MC TWR Intermediate, LLC. The terms of these acquisitions included provisions for contingent cash consideration based on the average price of WTI sweet crude oil prompt month futures contracts for the calendar year 2025 (the “2026 WTI Contingent Liability”), which resulted in an aggregate payment of $20 million in January 2026. The 2026 WTI Contingent Liability was reported at fair value using observable market data inputs and a Monte Carlo pricing model, which are considered Level 2 inputs within the fair value hierarchy.

The following table provides the fair value of financial instruments that are recorded at fair value in the condensed consolidated balance sheets as of March 31, 2026, and December 31, 2025:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Prepaid expenses and other assets:
Commodity derivative instruments	$—	$403	$—	$403	$(238)	$165
Other assets
Commodity derivative instruments	$—	$89	$—	$89	$(37)	$52
Non-current assets- Other assets:
Investment	$25	$—	$—	$25	$—	$25
Liabilities:
Derivative instruments
Commodity derivative instruments	$—	$300	$—	$300	$(238)	$62
Other long-term liabilities
Commodity derivative instruments	$—	$37	$—	$37	$(37)	$—

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Prepaid expenses and other current assets:
Commodity derivative instruments	$—	$335	$—	$335	$(101)	$234
Other assets:
Commodity derivative instruments	$—	$49	$—	$49	$(42)	$7
Investment	$30	$—	$—	$30	$—	$30
Liabilities:
Derivative instruments:
Commodity derivative instruments	$—	$109	$—	$109	$(101)	$8
Interest rate swaps	$—	$7	$—	$7	$—	$7
Other accrued liabilities:
2026 WTI Contingent Liability	$—	$20	$—	$20	$—	$20
Other long-term liabilities:
Commodity derivative instruments	$—	$77	$—	$77	$(42)	$35
Interest rate swaps	$—	$20	$—	$20	$—	$20

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
Debt	$13,898	$13,799	$14,489	$14,497

The fair values of the Company’s borrowings under the Revolving Credit Facility, the Viper Revolving Credit Facility, the 2025 Term Loan and Viper 2025 Term Loan (prior to repayment and termination) approximate their carrying values based on borrowing rates available to the Company for bank loans with similar terms and maturities and are classified as Level 2 in the fair value hierarchy. The fair values of the outstanding notes were determined using the quoted market price at each period end, a Level 1 classification in the fair value hierarchy.

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

Fair Value of Financial Assets

The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued capital expenditures and other accrued liabilities approximate their fair value because of the short-term nature of the instruments.

14.    SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
	(In millions)
Supplemental disclosure of cash flow information:
Cash (paid) received for income taxes, net of refunds:
Federal	$—	$(254)
State:
Texas	$7	$—
Other	$—	$2
Supplemental disclosure of non-cash transactions:
Accrued capital expenditures included in accounts payable and accrued expenses	$962	$746
Viper LLC Units issued for acquisition	$—	$119

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

16.    SUBSEQUENT EVENTS

Pending Viper Riverbend Acquisition

On May 1, 2026, Viper entered into a definitive purchase and sale agreement to acquire all of the equity interests of Riverbend Oil & Gas IX, L.L.C., an entity owning certain mineral and royalty interests, from Riverbend Oil & Gas IX (AIV), L.L.C. and ROG IX, L.L.C. (collectively, “Riverbend”) for consideration consisting of approximately (i) $337 million in cash and (ii) 3.69 million shares of Viper’s Class A Common Stock, in each case, subject to customary closing adjustments (the pending “Viper Riverbend Acquisition”). The pending Viper Riverbend Acquisition is expected to close during the third quarter of 2026, subject to customary closing conditions.

First Quarter 2026 Dividend Declaration

On April 29, 2026, the board of directors of the Company approved an increase in the Company’s annual base dividend to $4.40 per share of common stock and declared a base cash dividend for the first quarter of 2026 of $1.10 per share of common stock, payable on May 21, 2026, to its stockholders of record at the close of business on May 14, 2026. Future dividends are at the discretion of the Company’s board of directors.

Repayments of Debt

On April 22, 2026, the Company paid in full the remaining $550 million outstanding principal and terminated the 2025 Term Loan.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
On April 13, 2026, the Company completed a tender offer to repurchase an aggregate principal amount of $777 million of its senior notes, which consisted of $283 million of the 4.400% Senior Notes due 2051 and $494 million of the 4.250% Senior Notes due 2052 for total cash consideration, including accrued interest, of approximately $632 million, at an average of 81.1% of par value.

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

The Chief Operating Decision Maker (“CODM”), a senior executive committee that is comprised of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, uses the Company’s condensed consolidated financial results to make key operating decisions, assess performance and to allocate resources. The measures of segment profit or loss and total assets utilized by the CODM are net income and total assets as reported on the condensed consolidated statements of operations and the condensed consolidated balance sheets, respectively. The significant expense categories, their amounts and other segment items that are regularly provided to the CODM are those that are reported in the Company’s condensed consolidated statements of operations.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto presented in this report as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. See Part II. Item 1A. Risk Factors, Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025 and Cautionary Statement Regarding Forward-Looking Statements.

Overview

We are an independent oil and natural gas company currently focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. As discussed in Note 1—Description of the Business and Basis of Presentation and Note 17—Segment Information of the notes to the condensed consolidated financial statements, as of March 31, 2026, we have one reportable segment, the upstream segment.

First Quarter 2026 Financial and Operating Highlights

•Recorded net income of $25 million, which includes impairment of approximately $1.4 billion recorded on our proved oil and natural gas properties.

•Our cash operating costs were $11.26 per BOE, including lease operating expenses of $6.21 per BOE, cash general and administrative expenses of $0.65 per BOE, production and ad valorem taxes of $3.04 per BOE and gathering, processing and transportation expenses of $1.36 per BOE.

•Incurred cash capital expenditures, excluding acquisitions, of $933 million.

•Paid dividends to stockholders of $295 million, or $1.05 per share, during the first quarter of 2026 and declared a base cash dividend payable in the second quarter of 2026 of $1.10 per share of common stock.

•Repurchased $548 million of our common stock, excluding excise taxes, leaving approximately $2.1 billion available for future repurchases at March 31, 2026.

•Our average production was 979.4 MBOE/d.

•Drilled 118 gross horizontal wells in the Midland Basin and turned 147 gross operated horizontal wells in the Midland Basin to production.

Transactions and Recent Developments

Divestiture

Viper Divestiture of Non-Permian Assets

On February 9, 2026, Viper completed the Viper Non-Permian Divestiture for net cash proceeds of approximately $610 million, including transaction costs and customary post-closing adjustments. The divested properties consisted of approximately 9,400 net royalty acres in the Denver-Julesburg, Eagle Ford and Williston basins with current production of approximately 4,750 BO/d. Proceeds from the Viper Non-Permian Divestiture were used to repay amounts outstanding under the Viper 2025 Term Loan and the Viper Revolving Credit Facility and for general corporate purposes.

Commodity Prices

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Geopolitical global conflicts, tariffs or other trade barriers and any resulting trade tensions, regional and worldwide economic activity, changes in trade or other government policies or regulations, including with respect to U.S. energy and monetary policies, extreme weather conditions and other substantially variable factors influence market conditions for these products. For example, in the last quarter the global crude oil market shifted from a supply-demand surplus to a deficit, materially reducing crude oil and refined products from the markets, and increasing benchmark crude oil prices. These factors are beyond our control and are difficult to predict. OPEC+ continues to meet regularly to evaluate the state of global oil supply, demand and inventory levels and can heavily influence volatility in oil prices. During the three months ended March 31, 2026 and 2025, WTI prices averaged $72.67 and $71.42 per Bbl, respectively, and Henry Hub prices averaged $3.47 and $3.87 per MMBtu, respectively.

Upstream Operations

Our activities are primarily directed at the horizontal development of the Wolfcamp and Spraberry formations with exploratory development in the Barnett and Woodford shales in the Midland Basin and the Wolfcamp and Bone Spring formations in the Delaware Basin within the Permian Basin. Additionally, our publicly-traded subsidiary, Viper, is focused on owning and acquiring mineral interests and royalty interests in oil and natural gas properties primarily in the Permian Basin and derives royalty income and lease bonus income from such interests.

As of March 31, 2026, we had approximately 890,496 net acres in the Permian Basin, which primarily consisted of approximately 797,074 net acres in the Midland Basin and 93,422 net acres in the Delaware Basin.

The following table sets forth the total number of operated horizontal wells drilled and completed during the periods indicated:

	Three Months Ended March 31, 2026
	Drilled		Completed(1)
Area:	Gross	Net	Gross	Net
Midland Basin	118	111	147	137
Total	118	111	147	137
(1)The average lateral length for the wells completed during the first quarter of 2026 was 11,332 feet. Operated completions during the first quarter of 2026 consisted of 32 Lower Spraberry wells, 31 Wolfcamp A wells, 31 Jo Mill wells, 30 Wolfcamp B wells, eight Wolfcamp D wells, seven Middle Spraberry wells, six Dean wells and two Upper Spraberry wells.

As of March 31, 2026, we operated the following wells:

	As of March 31, 2026
	Vertical Wells		Horizontal Wells		Total
Area:	Gross	Net	Gross	Net	Gross	Net
Midland Basin	4,412	4,197	5,013	4,698	9,425	8,895
Delaware Basin	40	35	458	428	498	463
Total	4,452	4,232	5,471	5,126	9,923	9,358

As of March 31, 2026, we and Viper held interests in 44,552 gross (9,679 net) wells, including 1,863 gross (319 net) wells in which we have a non-operated working interest.

Outlook

In response to growing global oil supply constraints and the improved commodity pricing environment that began in March of 2026, we have increased our annual production guidance by 3% to approximately 972 MBOE/d, which we expect to achieve in part by working down our drilled but uncompleted well balance.

Results of Operations

Comparison of the Three Months Ended March 31, 2026, and December 31, 2025

As noted in “—Commodity Prices,” the markets for oil and natural gas are highly volatile and are influenced by a number of factors, which can lead to significant changes in our results of operations and management’s operational strategy on a quarterly basis. Accordingly, our results of operations discussion focuses on a comparison of the current quarter’s results of operations with those of the immediately preceding quarter. We believe our discussion provides investors with a more meaningful analysis of material operational and financial changes which occurred during the quarter based on current market and operational trends.

The following table sets forth selected operating data for the periods indicated:

	Three Months Ended
	March 31, 2026	December 31, 2025
Revenues (In millions):
Oil sales	$3,445	$2,736
Natural gas sales	21	4
Natural gas liquid sales	359	293
Total oil, natural gas and natural gas liquid revenues	$3,825	$3,033

Production Data:
Oil (MBbls)	46,889	47,174
Natural gas (MMcf)	118,402	121,805
Natural gas liquids (MBbls)	21,519	21,684
Combined volumes (MBOE)(1)	88,142	89,159

Daily oil volumes (BO/d)	520,989	512,761
Daily combined volumes (BOE/d)	979,356	969,120

Average Prices:
Oil ($ per Bbl)	$73.47	$58.00
Natural gas ($ per Mcf)	$0.18	$0.03
Natural gas liquids ($ per Bbl)	$16.68	$13.51
Combined ($ per BOE)	$43.40	$34.02

Oil, hedged ($ per Bbl)(2)	$72.53	$57.07
Natural gas, hedged ($ per Mcf)(2)	$1.90	$1.03
Natural gas liquids, hedged ($ per Bbl)(2)	$16.68	$13.51
Average price, hedged ($ per BOE)(2)	$45.21	$34.88
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables provide information on the mix of our production for the periods indicated:

	Three Months Ended
	March 31, 2026	December 31, 2025
Oil (MBbls)	53%	53%
Natural gas (MMcf)	22	23
Natural gas liquids (MBbls)	25	24
	100%	100%

	Three Months Ended March 31, 2026				Three Months Ended December 31, 2025
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
Production Data:
Oil (MBbls)	42,907	3,721	261	46,889	43,224	3,640	310	47,174
Natural gas (MMcf)	104,171	12,878	1,353	118,402	107,011	12,195	2,599	121,805
Natural gas liquids (MBbls)	19,591	1,804	124	21,519	19,970	1,623	91	21,684
Total (MBOE)	79,860	7,671	611	88,142	81,029	7,296	834	89,159

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the first quarter of 2026 increased by $792 million to $3.8 billion compared to the fourth quarter of 2025. The increase consisted of an additional $811 million attributable to higher average prices received primarily for our oil production, which was partially offset by a $19 million reduction attributable to two fewer days of production during the first quarter of 2026.

Net Sales of Purchased Oil. We enter into purchase transactions and separate sales transactions with third parties to satisfy certain of our unused oil pipeline capacity commitments. The following table presents the net sales of purchased oil from third parties for the periods indicated:

	Three Months Ended
(In millions)	March 31, 2026	December 31, 2025
Sales of purchased oil	$385	$308
Purchased oil expense	393	306
Net sales of purchased oil	$(8)	$2

Other Revenues. The following table presents other insignificant revenue for the periods indicated:

	Three Months Ended
(In millions)	March 31, 2026	December 31, 2025
Other operating income	$30	$35

Lease Operating Expenses. The following table shows lease operating expenses for the periods indicated:

	Three Months Ended
	March 31, 2026		December 31, 2025
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$547	$6.21	$527	$5.91

Lease operating expenses increased for the first quarter of 2026 compared to the fourth quarter of 2025 primarily due to additional costs incurred on non-operated properties, for weather-related events in January 2026 and other individually insignificant changes.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the periods indicated:

	Three Months Ended
	March 31, 2026			December 31, 2025
(In millions, except per BOE amounts)	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue
Production taxes	$186	$2.11	4.9%	$144	$1.62	4.8%
Ad valorem taxes	82	0.93	2.1	53	0.59	1.7
Total production and ad valorem expense	$268	$3.04	7.0%	$197	$2.21	6.5%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of oil, natural gas and natural gas liquids revenue remained consistent from the fourth quarter of 2025 to the first quarter of 2026.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes during the first quarter of 2026 compared to the fourth quarter of 2025 reflect a slight increase in expected tax rates for 2026 compared to 2025 as well as a $13 million adjustment recorded in the first quarter of 2026 for actual billings received related to prior years.

Gathering, Processing and Transportation Expense. The following table shows gathering, processing and transportation expenses for the periods indicated:

	Three Months Ended
	March 31, 2026		December 31, 2025
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering, processing and transportation	$120	$1.36	$137	$1.54

The decrease in gathering, processing and transportation expenses primarily reflects a $19 million reduction in transportation costs incurred to meet our minimum volume commitments on certain pipelines, partially offset by other individually insignificant changes.

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the periods indicated:

	Three Months Ended
(In millions, except BOE amounts)	March 31, 2026	December 31, 2025
Depletion of proved oil and natural gas properties	$1,267	$1,363
Depreciation and amortization of other property and equipment	16	16
Other amortization	2	2
Asset retirement obligation accretion	8	8
Depreciation, depletion, amortization and accretion	$1,293	$1,389
Oil and natural gas properties depletion rate per BOE	$14.37	$15.29
Depreciation, depletion, amortization and accretion per BOE	$14.67	$15.58

The decrease in depletion of proved oil and natural gas properties of $96 million for the first quarter of 2026 as compared to the fourth quarter of 2025 primarily consists of an $81 million reduction from the decline in depletion rate following the ceiling test impairment recorded in the fourth quarter of 2025 and a $15 million reduction due to the slight decline in quarterly production volumes.

Impairment of Oil and Natural Gas Properties. The following table shows impairment of oil and natural gas properties for the periods indicated:

	Three Months Ended
(In millions)	March 31, 2026	December 31, 2025
Impairment of oil and natural gas properties	$1,400	$3,652

The non-cash ceiling test impairment charges in both the first quarter of 2026 and the fourth quarter of 2025 primarily resulted from the decline in SEC Prices applicable to each period. Impairment charges affect our results of operations but do not reduce our cash flow.

In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties, income tax rate assumptions and other factors will determine our actual ceiling test calculation and impairment analysis in future periods. If the trailing 12-month commodity prices fall as compared to the commodity prices used in prior quarters, we may have material write-downs in subsequent quarters. We currently do not expect to record additional impairment of our assets in the second quarter of 2026.

General and Administrative Expenses. The following table shows the cash and non-cash general and administrative expenses incurred in the periods indicated:

	Three Months Ended
	March 31, 2026		December 31, 2025
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$57	$0.65	$58	$0.65
Non-cash stock-based compensation	22	0.25	20	0.22
Total general and administrative expenses	$79	$0.90	$78	$0.87

Other Operating Expenses, Net. The following table shows other operating expenses for the periods indicated:

	Three Months Ended
(In millions)	March 31, 2026	December 31, 2025
Other operating expenses, net	$24	$(128)

The change in other operating expenses, net during the first quarter of 2026 compared to the fourth quarter of 2025 was primarily due to (i) a reduction in the gain on sale of other property, plant and equipment of $140 million due largely to the fourth quarter of 2025 including the $167 million gain on the divestiture of the Company’s Environmental Disposal Systems, LLC subsidiary, (ii) a $13 million increase in impairment of certain midstream assets, and (iii) other insignificant activity.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the periods indicated:

	Three Months Ended
(In millions)	March 31, 2026	December 31, 2025
Gain (loss) on derivative instruments, net(1)	$117	$192
Net cash received (paid) on settlements(1)	$133	$73
(1)The three months ended March 31, 2026, includes cash paid on interest rate swaps terminated prior to their contractual maturity of $27 million.

The decrease in gain on derivative instruments for the first quarter of 2026 compared to the fourth quarter of 2025 primarily reflects a $145 million loss on our oil contracts due primarily to the value of our unsettled roll swap and put contracts declining as market prices for oil increased compared to our contract prices. This loss was partially offset by a net $77 million gain attributable to our natural gas contracts, which was comprised of an $83 million increase in cash received on the settlement of contracts primarily due to favorable differentials on our basis swaps, partially offset by a $6 million net decrease in the value of our unsettled natural gas contracts.

See Note 12—Derivatives of the notes to the condensed consolidated financial statements for further details regarding our derivative instruments.

Other Income (Expense). The following table shows other income and expenses for the periods indicated:

	Three Months Ended
(In millions)	March 31, 2026	December 31, 2025
Interest expense, net	$(63)	$(78)
Other income (expense), net	$7	$302
Gain (loss) on extinguishment of debt, net	$(1)	$33

The decrease in interest expense, net for the first quarter of 2026 compared to the fourth quarter of 2025 primarily reflects $18 million in interest cost savings due to the repayment and termination of Viper’s 2025 Term Loan and a partial repayment of the 2025 Term Loan late in the fourth quarter of 2025 along with opportunistic repurchases of other senior notes and the net impact of other individually insignificant changes.

See Note 8—Debt and Note 16—Subsequent Events of the notes to the condensed consolidated financial statements for details regarding outstanding borrowings.

The decrease in other income for the first quarter of 2026 compared to the fourth quarter of 2025 was primarily due to the fourth quarter of 2025 including a gain of approximately $299 million recorded in connection with the EPIC Divestiture and other individually insignificant activity.

See Note 4—Acquisitions and Divestitures of the notes to the condensed consolidated financial statements for further details regarding the Company’s divestiture activity.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the periods indicated:

	Three Months Ended
(In millions)	March 31, 2026	December 31, 2025
Provision for (benefit from) income taxes	$32	$(567)

The change in our income tax provision for the first quarter of 2026 compared to our income tax benefit in the fourth quarter of 2025 was primarily due to the increase in pre-tax income between the periods, which resulted largely from a reduction in the non-cash ceiling test impairment charge and an increase in our oil, natural gas and natural gas liquids revenues recorded in the first quarter of 2026 compared to the fourth quarter of 2025 as discussed above. See Note 11—Income Taxes of the notes to the condensed consolidated financial statements for further discussion of our income tax expense.

Comparison of the Three Months Ended March 31, 2026, and 2025

The following table sets forth selected operating data for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Revenues (In millions):
Oil sales	$3,445	$3,039
Natural gas sales	21	212
Natural gas liquid sales	359	406
Total oil, natural gas and natural gas liquid revenues	$3,825	$3,657

Production Data:
Oil (MBbls)	46,889	42,835
Natural gas (MMcf)	118,402	100,578
Natural gas liquids (MBbls)	21,519	16,961
Combined volumes (MBOE)(1)	88,142	76,559

Daily oil volumes (BO/d)	520,989	475,944
Daily combined volumes (BOE/d)	979,356	850,656

Average Prices:
Oil ($ per Bbl)	$73.47	$70.95
Natural gas ($ per Mcf)	$0.18	$2.11
Natural gas liquids ($ per Bbl)	$16.68	$23.94
Combined ($ per BOE)	$43.40	$47.77

Oil, hedged ($ per Bbl)(2)	$72.53	$70.06
Natural gas, hedged ($ per Mcf)(2)	$1.90	$3.34
Natural gas liquids, hedged ($ per Bbl)(2)	$16.68	$23.94
Average price, hedged ($ per BOE)(2)	$45.21	$48.89
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables set forth the mix of our production data by product and basin for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Oil (MBbls)	53%	56%
Natural gas (MMcf)	22	22
Natural gas liquids (MBbls)	25	22
	100%	100%

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
Production Data:
Oil (MBbls)	42,907	3,721	261	46,889	39,341	3,460	34	42,835
Natural gas (MMcf)	104,171	12,878	1,353	118,402	90,341	9,961	276	100,578
Natural gas liquids (MBbls)	19,591	1,804	124	21,519	15,769	1,155	37	16,961
Total (MBOE)	79,860	7,671	611	88,142	70,167	6,275	117	76,559

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the three months ended March 31, 2026, increased by $168 million, or 5%, to $3.8 billion from the same period in 2025. This net increase consisted of an additional $434 million from the 15% growth in our combined production volumes, partially offset by a net reduction of $266 million primarily due to lower average prices received for our natural gas and natural gas liquids production for the three months ended March 31, 2026.

Approximately 37% of the increase in our combined production volumes was attributable to the Double Eagle Acquisition and 31% was attributable to Viper’s Sitio Acquisition. The remainder of production growth is largely attributable to new wells added between periods.

Net Sales of Purchased Oil. We enter into purchase transactions and separate sale transactions with third parties to satisfy certain of our unused oil pipeline capacity commitments. The following table presents the net sales of purchased oil from third parties for the periods indicated:

	Three Months Ended March 31,
(In millions)	2026	2025
Sales of purchased oil	$385	$374
Purchased oil expense	393	382
Net sales of purchased oil	$(8)	$(8)

Other Revenues. The following table shows the other insignificant revenues for the periods indicated:

	Three Months Ended March 31,
(In millions)	2026	2025
Other operating income	$30	$17

Lease Operating Expenses. The following table shows lease operating expenses for the periods indicated:

	Three Months Ended March 31,
	2026		2025
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$547	$6.21	$408	$5.33

Lease operating expenses increased for the three months ended March 31, 2026, compared to the same period in 2025 primarily due to (i) the first quarter of 2025 including a $38 million reduction in cost estimates related to producing properties acquired in the Endeavor Acquisition, (ii) an additional $27 million in water services costs following the divestiture of the Company’s Environmental Disposal Systems, LLC subsidiary in the fourth quarter of 2025, (iii) $24 million of costs attributable to operating wells acquired in the Double Eagle Acquisition, (iv) a $21 million increase in workover costs, (v) an additional $11 million in costs due to an increase in legacy production, and (vi) an increase in various other weather related costs due to a winter storm in January 2026.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the periods indicated:

	Three Months Ended March 31,
	2026			2025
(In millions, except per BOE amounts)	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue
Production taxes	$186	$2.11	4.9%	$171	$2.23	4.7%
Ad valorem taxes	82	0.93	2.1	57	0.75	1.5
Total production and ad valorem expense	$268	$3.04	7.0%	$228	$2.98	6.2%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of revenue from sales of oil, natural gas and natural gas liquids remained consistent in the first quarter of 2026 compared to the first quarter of 2025.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes for the three months ended March 31, 2026, compared to the same period in 2025 increased by $25 million, primarily due to taxes incurred on properties acquired in the Double Eagle Acquisition and Viper’s Sitio Acquisition.

Gathering, Processing and Transportation Expense. The following table shows gathering, processing and transportation expenses for the periods indicated:

	Three Months Ended March 31,
	2026		2025
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering, processing and transportation	$120	$1.36	$111	$1.45

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the periods indicated:

	Three Months Ended March 31,
(In millions, except BOE amounts)	2026	2025
Depletion of proved oil and natural gas properties	$1,267	$1,065
Depreciation and amortization of other property and equipment	16	23
Other amortization	2	—
Asset retirement obligation accretion	8	9
Depreciation, depletion, amortization and accretion	$1,293	$1,097
Oil and natural gas properties depletion rate per BOE	$14.37	$13.91
Depreciation, depletion, amortization and accretion per BOE	$14.67	$14.33

The increase in depletion of proved oil and natural gas properties of $202 million for the three months ended March 31, 2026, compared to the same period in 2025 consists of $161 million from growth in production volumes and $41 million attributable to an increase in the depletion rate from the addition of higher value leasehold costs and proved reserves from the Double Eagle Acquisition and, to a lesser extent, Viper’s Sitio Acquisition subsequent to the first quarter of 2025.

Impairment of Oil and Natural Gas Properties. The following table shows impairment of oil and natural gas properties for the periods indicated:

	Three Months Ended March 31,
(In millions)	2026	2025
Impairment of oil and natural gas properties	$1,400	$—

The non-cash ceiling test impairment charge of $1.4 billion for the three months ended March 31, 2026 primarily resulted from the decline in SEC Prices during the preceding twelve months.

General and Administrative Expenses. The following table shows the cash and non-cash general and administrative expenses incurred in the periods indicated:

	Three Months Ended March 31,
	2026		2025
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$57	$0.65	$55	$0.72
Non-cash stock-based compensation	22	0.25	18	0.24
Total general and administrative expenses	$79	$0.90	$73	$0.96

Other Operating Expenses, Net. The following table shows the other operating expenses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2026	2025
Other operating expenses, net	$24	$76

The decrease in other operating expenses for the three months ended March 31, 2026, compared to the same period in 2025 primarily resulted from a $33 million reduction in merger and transaction costs due to the first quarter of 2025 including costs incurred for the Endeavor Acquisition and other individually insignificant transactions, and a $17 million decrease in midstream service expense following the divestiture of the Company’s Environmental Disposal Systems, LLC subsidiary in the fourth quarter of 2025.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the periods indicated:

	Three Months Ended March 31,
(In millions)	2026	2025
Gain (loss) on derivative instruments, net(1)	$117	$226
Net cash received (paid) on settlements(1)	$133	$85
(1)The three months ended March 31, 2026, includes cash paid on interest rate swaps terminated prior to their contractual maturity of $27 million.

The decrease in gain on derivative instruments for the three months ended March 31, 2026, compared to the same period in 2025 reflects (i) a $132 million decrease in the gain on our oil contracts primarily due to reductions in the value of unsettled put and roll swap contracts, (ii) an $11 million net loss on our interest rate derivatives, which were terminated prior to their maturity, and (iii) other insignificant activity. These losses were partially offset by a net gain of $36 million on our natural gas contracts, comprised of an $80 million increase in cash received on the settlement of contracts primarily due to favorable differentials on our basis swaps and a $44 million net decrease in the value of our unsettled contracts due primarily to unfavorable movements in our basis swap differentials, partially offset by lower market prices compared to contract prices on our costless collars.

See Note 12—Derivatives of the notes to the condensed consolidated financial statements for further details regarding our derivative instruments.

Other Income (Expense). The following table shows other income and expenses for the periods indicated:

	Three Months Ended March 31,
(In millions)	2026	2025
Interest expense, net	$(63)	$(40)
Other income (expense), net	$7	$35
Gain (loss) on extinguishment of debt, net	$(1)	$—

Interest expense, net increased by $23 million for the three months ended March 31, 2026, compared to the same period in 2025. This increase primarily consisted of (i) $22 million of additional interest expense related to the 2035 Notes and the 2025 Term Loan, (ii) a net increase of $9 million related to Viper’s issuance of its 4.900% Senior Notes due 2030 and 5.700% Senior Notes due 2035 and Viper’s redemption of its 5.375% Senior Notes due 2027 and 7.375% Senior Notes due 2031, and (iii) a $6 million reduction in interest income, which reduces interest expense. These increases were partially offset by a $13 million reduction in interest expense following the repayment of $900 million in borrowings on a previously outstanding term loan in May 2025 and other individually insignificant changes.

See Note 8—Debt of the notes to the condensed consolidated financial statements for further details regarding outstanding borrowings.

Other income (expense), net for the three months ended March 31, 2026, decreased compared to the same period in 2025, primarily due to the first quarter of 2025 including $42 million of proceeds received from an equity method investee divesting its assets. This decrease was partially offset by a $7 million increase in income from equity method investees and other individually insignificant items.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the periods indicated:

	Three Months Ended March 31,
(In millions)	2026	2025
Provision for (benefit from) income taxes	$32	$403

The decrease in our income tax provision for the three months ended March 31, 2026, compared to the same period in 2025 was primarily due to the decrease in pre-tax income resulting largely from the non-cash ceiling test impairment charge recorded in the first quarter of 2026, partially offset by additional revenues from oil, natural gas and natural gas liquids as discussed above.

See Note 11—Income Taxes of the notes to the condensed consolidated financial statements for further discussion of our income tax expense.

Liquidity and Capital Resources

Overview of Sources and Uses of Cash

Historically, our primary sources of liquidity have included cash flows from operations, proceeds from our public equity offerings, borrowings under the Revolving Credit Facility and term loan agreements, proceeds from the issuance of senior notes and sales of non-core assets. Our primary uses of capital have been for the acquisition, development and exploration of oil and natural gas properties, repayment of debt and returning capital to stockholders. At March 31, 2026, we had approximately $2.6 billion of liquidity consisting of $146 million in standalone cash and cash equivalents and $2.5 billion available under our credit facility. At March 31, 2026, we had approximately $749 million of senior notes maturing in the next 12 months.

Future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the volatility of commodity prices. Further, significant additional capital expenditures will be required to more fully develop our properties. Prices for our commodities are determined primarily by prevailing market conditions, regional and worldwide economic activity, weather and other substantially variable factors. These factors are beyond our control and are difficult to predict, as discussed further in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025. In order to mitigate this volatility, we enter into derivative contracts with a number of financial institutions, all of which are participants in our credit facility, to economically hedge a portion of our estimated future crude oil and natural gas production as discussed further in Note 12—Derivatives of the notes to the condensed consolidated financial statements of this report. The level of our hedging activity and duration of the financial instruments employed depend on our desired cash flow protection, available hedge prices, the magnitude of our capital program and our operating strategy.

Cash Flow

Our cash flows for the three months ended March 31, 2026, and 2025 are presented below:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Net cash provided by (used in) operating activities	$1,828	$2,355
Net cash provided by (used in) investing activities	(658)	(1,653)
Net cash provided by (used in) financing activities	(1,100)	1,175
Net increase (decrease) in cash	$70	$1,877

Operating Activities

The decrease in operating cash flows for the three months ended March 31, 2026, compared to the same period in 2025 primarily resulted from (i) an increase in the change in accounts receivable of $773 million due primarily to higher prices received for our oil and natural gas sales in March 2026, (ii) higher cash operating expenses, excluding purchased oil expense, of approximately $138 million, (iii) changes in other working capital accounts including taxes payable and accounts payable and accrued liabilities due to the timing of when payments are made. These were partially offset by (i) a decrease of $259 million in cash paid for taxes, (ii) $181 million in additional revenues, excluding sales of purchased oil, and (iii) an increase of $48 million in cash received on settlements of derivatives. See “—Results of Operations” for discussion of significant changes in our revenues and expenses.

Investing Activities

The majority of our net cash used in investing activities during the three months ended March 31, 2026, was for drilling and completion costs incurred in conjunction with our development program as well as the acquisition of properties and equipment. These cash expenditures were partially offset by the proceeds from the Viper Non-Permian Divestiture. See Note 4—Acquisitions and Divestitures for further discussion of the Viper Non-Permian Divestiture.

The majority of our net cash used in investing activities during the three months ended March 31, 2025, was for drilling and completion costs incurred in conjunction with our development program as well as the acquisition of properties and equipment including the $208 million escrow deposit for the Double Eagle Acquisition.

Capital Expenditure Activities

Our capital expenditures excluding acquisitions and equity method investments (on a cash basis) were as follows for the specified period:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Operated drilling and completion additions to oil and natural gas properties(1)	$(784)	$(864)
Non-operated additions to oil and natural gas properties and other	(149)	(78)
Total	$(933)	$(942)
(1) See “—Transactions and Recent Developments—Upstream Operations” above for additional detail on wells drilled and turned to production during the three months ended March 31, 2026.

Financing Activities

During the three months ended March 31, 2026, net cash used in financing activities was primarily attributable to (i) $645 million of repurchases as part of our and Viper’s share repurchase programs, (ii) $500 million for the repayment of the Viper 2025 Term Loan, (iii) $295 million of dividends paid to stockholders, (iv) $120 million in dividends paid to non-controlling interest, (v) $85 million in repayments on our credit facilities, net of borrowings, and (vi) various other individually insignificant costs. These cash outflows were partially offset by $589 million in proceeds from the Secondary Offering.

During the three months ended March 31, 2025, net cash provided by financing activities was primarily attributable to $1.2 billion of proceeds from the issuance of the 5.550% senior notes due in 2035 and $1.2 billion in proceeds from Viper’s public offering of Class A common stock. These cash inflows were partially offset by (i) $575 million of repurchases as part of the share repurchase program, (ii) $290 million of dividends paid to stockholders, (iii) $261 million in repayments under our credit facilities, net of borrowings, (iv) $95 million in dividends paid to non-controlling interest, and (v) various other individually insignificant costs.

Capital Resources

Our working capital requirements are primarily supported by our cash and cash equivalents and available borrowings under the Revolving Credit Facility. We may draw on the Revolving Credit Facility to meet short-term cash requirements, or issue debt or equity securities as part of our longer-term liquidity and capital management program. Because of the alternatives available to us, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term capital requirements.

As we pursue our business and financial strategy, we regularly consider which capital resources, including cash flow and debt and equity financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future ability to grow proved reserves and production will be highly dependent on the capital resources available to us. Any prolonged volatility in the capital, financial and/or credit markets and/or adverse macroeconomic conditions may limit our access to, or increase our cost of capital or make capital unavailable on terms acceptable to us or at all.

Revolving Credit Facilities

Diamondback’s Revolving Credit Facility

As of March 31, 2026, our Revolving Credit Facility, which matures on June 12, 2030, had a maximum credit amount available of $2.5 billion, with no outstanding borrowings and $2.5 billion available for future borrowings.

Viper’s Revolving Credit Facility

The Viper Revolving Credit Facility, which matures on June 12, 2030, provides for a commitment amount of $1.5 billion. As of March 31, 2026, the Viper Revolving Credit Facility had $20 million in outstanding borrowings and approximately $1.5 billion available for future borrowings.

For additional discussion of our revolving credit facilities as of March 31, 2026, see Note 8—Debt of the notes to the condensed consolidated financial statements.

Capital Requirements

In addition to future operating expenses and working capital commitments discussed in “—Transactions and Recent Developments—Upstream Operations,” our primary short and long-term liquidity requirements, excluding those of Viper, consist primarily of (i) capital expenditures, (ii) payments of principal and interest on the Revolving Credit Facility, 2025 Term Loan and senior notes, (iii) payments of other contractual obligations, and (iv) cash used to pay for dividends and repurchases of securities.

2026 Capital Spending Plan

In order to capitalize on higher oil prices, we have made the decision to work down our drilled but uncompleted well inventory to bring incremental barrels to the market immediately and add two or three rigs to maintain a healthy backlog of projects to maintain operational flexibility in 2026. As a result, our board of directors has approved an increase of 4% to our 2026 capital budget guidance to approximately $3.90 billion, which includes $3.31 billion for operated horizontal drilling and completions.

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

Debt Instruments

As of March 31, 2026, our debt, including the debt of Viper, consisted of approximately $13.5 billion in aggregate outstanding principal amount of senior notes, $550 million in aggregate outstanding borrowings under the 2025 Term Loan Agreement, and $20 million in aggregate outstanding borrowings under revolving credit facilities.

In April 2026, we (i) repaid in full the $550 million in outstanding borrowings and terminated the 2025 Term Loan, and (ii) completed a tender offer to repurchase an aggregate principal amount of $777 million of our senior notes, which consisted of $283 million of the 4.400% Senior Notes due 2051 and $494 million of the 4.250% Senior Notes due 2052 for total cash consideration, including accrued interest paid, of approximately $632 million, at an average of 81.1% of par value.

Return of Capital Commitment

Beginning in the second quarter of 2026, our board of directors approved the removal of our minimum 50% return of capital quarterly commitment to allow the Company more discretion in the allocation of Free Cash Flow. Further, on April 29, 2026, our board of directors declared a base cash dividend for the first quarter of 2026 of $1.10 per share of common stock.

On July 31, 2025, our board of directors approved an increase in our common stock repurchase program, from $6.0 billion to $8.0 billion, excluding the 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the IRA. Since the inception of the stock repurchase program through May 1, 2026, we have repurchased an aggregate of 41.7 million shares of our common stock for a total cost of $5.9 billion, which includes $814 million for the repurchase of 5.0 million shares from SGF, excluding excise tax, leaving approximately $2.1 billion for future repurchases under such stock repurchase program.

Subject to regulatory restrictions and other factors discussed elsewhere in this report, we intend to continue to purchase shares under this repurchase program opportunistically with available funds primarily from cash flow from operations and liquidity events such as the sale of assets while maintaining sufficient liquidity to fund our capital expenditure programs; however, the stock repurchase program is at the discretion of our board of directors and can be amended, terminated or suspended at any time. Repurchases may be executed in privately negotiated or open-market transactions, consistent with Rule 10b-18 under the Securities Exchange Act of 1934 and other applicable requirements. All shares repurchased will be retired. See Note 9—Stockholders’ Equity and Earnings (Loss) Per Share of the notes to the condensed consolidated financial statements for further discussion of our stock repurchase program.

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

Diamondback E&P’s guarantees of the Guaranteed Senior Notes are senior unsecured obligations and rank senior in right of payment to any of its future subordinated indebtedness, equal in right of payment with all of its existing and future senior indebtedness, including its obligations under the Revolving Credit Facility and effectively subordinated to any of its existing and future secured indebtedness, to the extent of the value of the collateral securing such indebtedness.

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

	March 31, 2026	December 31, 2025
Summarized Balance Sheets:	(In millions)
Assets:
Current assets	$1,193	$844
Property and equipment, net	$18,367	$19,670
Other noncurrent assets	$192	$142
Liabilities:
Current liabilities	$3,738	$3,304
Intercompany accounts payable, non-guarantor subsidiary	$7,116	$6,970
Long-term debt	$11,546	$11,540
Other noncurrent liabilities	$1,899	$2,186

Three Months Ended March 31, 2026
Summarized Statement of Operations:	(In millions)
Revenues	$1,774
Income (loss) from operations(1)	$(902)
Net income (loss)	$(834)
(1)During the three months ended March 31, 2026, the Company recorded a noncash impairment that is reflected in the summarized results of the guarantor group. This impairment is not indicative of cash flows available for debt service.

Critical Accounting Estimates

There have been no changes in our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies of the notes to the condensed consolidated financial statements for recent accounting pronouncements not yet adopted, if any.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the repayment and termination of the Viper 2025 Term Loan in the first quarter of 2026 and the subsequent repayment and termination of the 2025 Term Loan in the second quarter of 2026, information regarding market risks for the three months ended March 31, 2026 does not differ materially from that disclosed in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2026, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. Viper is in the process of integrating the entities acquired in the Sitio Acquisition. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there have not been any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS

Diamondback has elected to use a $1 million threshold for disclosing certain environmental proceedings to which a federal, state or local governmental authority is a party.

We are a party to various routine legal proceedings, disputes and claims arising in the ordinary course of our business, including those that arise from interpretation of federal and state laws and regulations affecting the natural gas and crude oil industry, personal injury claims, title disputes, royalty disputes, contract claims, employment claims, claims alleging violations of antitrust laws, contamination claims relating to oil and natural gas exploration and development and environmental claims, including claims involving assets previously sold to third parties and no longer part of our current operations. While the ultimate outcome of the pending proceedings, disputes or claims and any resulting impact on us, cannot be predicted with certainty, we believe that none of these matters, if ultimately decided adversely, will have a material adverse effect on our financial condition, results of operations or cash flows. See Note 15—Commitments and Contingencies of the notes to the condensed consolidated financial statements.

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

As of the date of this filing, we continue to be subject to the risk factors previously disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 25, 2026, and in subsequent filings we make with the SEC. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common stock repurchase activity for the three months ended March 31, 2026, was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)(4)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(3)(4)
	(In millions, except per share amounts, shares in thousands)
January 1, 2026 - January 31, 2026	269	$146.22	267	$2,626
February 1, 2026 - February 28, 2026	2,000	$165.94	2,000	$2,294
March 1, 2026 - March 31, 2026	1,149	$176.45	1,000	$2,117
Total	3,418	$167.92	3,267
(1)Includes 150,806 shares of common stock repurchased from executives in order to satisfy tax withholding requirements. Such shares are canceled and retired immediately upon repurchase.
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

ITEM 5.    OTHER INFORMATION

On March 17, 2026, Charles A. Meloy, a member of the board of directors of the Company, adopted a Rule 10b5-1 trading agreement intended to satisfy Rule 10b5-1(c), as amended. The plan relates to the sale of up to 150,000 shares of our common stock between June 16, 2026, and November 30, 2026. The shares covered by this plan include shares of common stock currently held by Wolfrock Energy, L.L.C., a Texas limited liability company, of which Mr. Meloy is the sole manager and has voting and dispositive power over the shares of common stock.

None of the Company’s other directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMONDBACK ENERGY, INC.

Date:	May 6, 2026	/s/ Kaes Van’t Hof
Kaes Van’t Hof
Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2026	/s/ Jere W. Thompson III
Jere W. Thompson III
Chief Financial Officer
(Principal Financial Officer)