Form 10-Q
period 2026-06-30
Diamondback Energy, Inc.
filed 2026-08-05
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 31, 2026, the registrant had 280,024,353 shares of common stock outstanding.

DIAMONDBACK ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026
i

GLOSSARY OF OIL AND NATURAL GAS TERMS

The following is a glossary of certain oil and natural gas industry terms that are used in this Quarterly Report on Form 10-Q (this “report”) and our other periodic reports under the Exchange Act:

Argus WTI Houston	Grade of oil that serves as a benchmark price for oil at Houston, Texas.
Argus WTI Midland	Grade of oil that serves as a benchmark price for oil at Midland, Texas.
Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BO/d	One barrel of crude oil per day.
BOE	One barrel of crude oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	One BOE per day.
Brent	A major trading classification of light sweet oil that serves as a benchmark price for oil worldwide.
Completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
Crude oil	Liquid hydrocarbons retrieved from geological structures underground to be refined into fuel sources.
Development costs	Capital costs incurred in the acquisition, exploitation and exploration of proved oil and natural gas reserves.
Differential	An adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas.
Exploitation	A development or other project which may target proven or unproven reserves (such as probable or possible reserves), but which generally has a lower risk than that associated with exploration projects.
Formation	A layer of rock which has distinct characteristics that differ from nearby rock.
Fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock typically by injecting a fluid under pressure through a wellbore and into the targeted formation.
Henry Hub	Natural gas gathering point that serves as a benchmark price for natural gas futures on the NYMEX.
Horizontal drilling	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
HSC Hub	Natural gas gathering point that serves as a benchmark price for natural gas at the Houston Ship Channel area.
MBbls	One thousand barrels of crude oil and other liquid hydrocarbons.
MBOE	One thousand BOE, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
MBOE/d	One thousand BOE per day.
Mcf	One thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	One million British Thermal Units.
MMcf	Million cubic feet of natural gas.
Net acres or net wells	The sum of the fractional working interest owned in gross acres.
Net royalty acres	Net mineral acres multiplied by the average lease royalty interest and other burdens.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
Plugging and abandonment	Refers to the sealing off of fluids in the reservoir penetrated by a well so that the fluids from one reservoir will not escape into another or to the surface.
Proved reserves	The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

Reserves	Reserves are estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or crude oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development, which may be subject to expiration.
Waha Hub	Natural gas gathering point that serves as a benchmark price for natural gas at western Texas and New Mexico.
Working interest	An operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.
WTI	West Texas Intermediate, a light sweet blend of oil produced from fields in western Texas and is a grade of oil that serves as a benchmark for oil on the NYMEX.
WTI Cushing	Grade of oil that serves as a benchmark price for oil at Cushing, Oklahoma.

GLOSSARY OF CERTAIN OTHER TERMS

The following is a glossary of certain other terms that are used in this report and our other periodic reports under the Exchange Act:

ASU	Accounting Standards Update.
Diamondback E&P	Diamondback E&P LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company.
Equity Plan	The Company’s 2021 Amended and Restated Equity Incentive Plan.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board.
Free Cash Flow	A non-GAAP financial measure calculated as cash flow from operating activities before changes in working capital in excess of cash capital expenditures.
GAAP	Accounting principles generally accepted in the United States.
Guaranteed Senior Notes	The outstanding senior notes issued by Diamondback Energy, Inc. under indentures where Diamondback E&P is the sole guarantor, consisting of the 3.250% Senior Notes due 2026, 5.200% Senior Notes due 2027, 3.500% Senior Notes due 2029, 5.150% Senior Notes due 2030, 3.125% Senior Notes due 2031, 6.250% Senior Notes due 2033, 5.400% Senior Notes due 2034, 5.550% Senior Notes due 2035, 4.400% Senior Notes due 2051, 4.250% Senior Notes due 2052, 6.250% Senior Notes due 2053, 5.750% Senior Notes due 2054 and 5.900% Senior Notes due 2064.
Nasdaq	The Nasdaq Global Select Market.
NYMEX	New York Mercantile Exchange.
OPEC	Organization of the Petroleum Exporting Countries.
SEC	United States Securities and Exchange Commission.
SEC Prices	Unweighted arithmetic average of the first-day-of-the-month price for each month during the 12-month period prior to the ending date of the period covered by this report.
Securities Act	The Securities Act of 1933, as amended.
SOFR	The secured overnight financing rate.
TSR	Total stockholder return of the Company’s common stock.
Viper	(i) New Viper following the Sitio Acquisition, and (ii) Former Viper prior to the Sitio Acquisition, (each term as defined in Note 1—Description of the Business and Basis of Presentation in Part I. Item 1. Financial Statements of this report).
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
•changes in our credit rating;
•failure to identify, complete and successfully integrate acquisitions, including Viper’s Riverbend Acquisition and Sitio Acquisition;
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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except per share amounts, shares in thousands)
Revenues:
Oil sales	$4,627	$2,852	$8,072	$5,891
Natural gas sales	(276)	97	(255)	309
Natural gas liquid sales	435	367	794	773
Sales of purchased oil	739	335	1,124	709
Other operating income	37	27	67	44
Total revenues	5,562	3,678	9,802	7,726
Costs and expenses:
Lease operating expenses	552	440	1,099	848
Production and ad valorem taxes	302	214	570	442
Gathering, processing and transportation	113	145	233	256
Purchased oil expense	730	331	1,123	713
Depreciation, depletion, amortization and accretion	1,272	1,266	2,565	2,363
Impairment of oil and natural gas properties	—	—	1,400	—
General and administrative expenses	72	67	151	140
Other operating expenses, net	9	76	33	152
Total costs and expenses	3,050	2,539	7,174	4,914
Income (loss) from operations	2,512	1,139	2,628	2,812
Other income (expense):
Interest expense, net	(56)	(56)	(119)	(96)
Other income (expense), net	(4)	2	3	37
Gain (loss) on derivative instruments, net	49	(197)	166	29
Gain (loss) on extinguishment of debt, net	134	55	133	55
Total other income (expense), net	123	(196)	183	25
Income (loss) before income taxes	2,635	943	2,811	2,837
Provision for (benefit from) income taxes	580	204	612	607
Net income (loss)	2,055	739	2,199	2,230
Net income (loss) attributable to non-controlling interest	173	40	292	126
Net income (loss) attributable to Diamondback Energy, Inc.	$1,882	$699	$1,907	$2,104

Earnings (loss) per common share:
Basic	$6.65	$2.38	$6.72	$7.20
Diluted	$6.65	$2.38	$6.72	$7.20
Weighted average common shares outstanding:
Basic	281,202	292,135	281,993	290,880
Diluted	281,202	292,135	281,993	290,880

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2026	2025
	(In millions, except par values and share data)
Assets
Current assets:
Cash and cash equivalents ($77 million and $13 million related to Viper)	$462	$104
Restricted cash	2	2
Accounts receivable:
Joint interest and other, net	261	258
Oil and natural gas sales, net ($461 million and $262 million related to Viper)	1,669	1,128
Inventories	67	86
Prepaid expenses and other current assets	189	337
Total current assets	2,650	1,915
Property and equipment:
Oil and natural gas properties:
Proved properties ($9,608 million and $9,746 million related to Viper)	74,385	71,588
Unproved properties ($4,545 million and $4,910 million related to Viper)	23,193	23,941
Other property, equipment and land	899	874
Accumulated depletion, depreciation, amortization and impairment ($2,856 million and $2,455 million related to Viper)	(31,705)	(27,782)
Property and equipment, net	66,772	68,621
Other assets	796	523
Total assets	$70,218	$71,059
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued capital expenditures	$1,264	$1,168
Current maturities of debt	1,548	763
Other accrued liabilities	883	1,108
Revenues and royalties payable	1,717	1,397
Derivative instruments	36	15
Income taxes payable	230	149
Total current liabilities	5,678	4,600
Long-term debt ($1,678 million and $2,186 million related to Viper)	11,066	13,726
Deferred income taxes	8,933	9,141
Other long-term liabilities	556	625
Total liabilities	26,233	28,092
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value; 800,000,000 shares authorized; 280,567,508 and 284,594,908 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively	3	3
Additional paid-in capital	31,866	32,236
Retained earnings (accumulated deficit)	6,038	4,740
Accumulated other comprehensive income (loss)	(7)	(7)
Total Diamondback Energy, Inc. stockholders’ equity	37,900	36,972
Non-controlling interest	6,085	5,995
Total equity	43,985	42,967
Total liabilities and stockholders’ equity	$70,218	$71,059

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In millions)
Cash flows from operating activities:
Net income (loss)	$2,199	$2,230
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (benefit from) deferred income taxes	(206)	(18)
Depreciation, depletion, amortization and accretion	2,565	2,363
Impairment of oil and natural gas properties	1,400	—
(Gain) loss on extinguishment of debt, net	(133)	(55)
(Gain) loss on derivative instruments, net	(166)	(29)
Cash received (paid) on settlement of derivative instruments	246	48
Other	59	54
Changes in operating assets and liabilities:
Accounts receivable	(563)	160
Accounts payable and accrued liabilities	(204)	(383)
Income taxes payable	—	(309)
Revenues and royalties payable	324	(30)
Other	(104)	1
Net cash provided by (used in) operating activities	5,417	4,032
Cash flows from investing activities:
Additions to oil and natural gas properties	(1,929)	(1,806)
Property acquisitions	(752)	(3,875)
Proceeds from sale of assets	657	57
Other	(29)	(8)
Net cash provided by (used in) investing activities	(2,053)	(5,632)
Cash flows from financing activities:
Proceeds from debt	6,290	8,622
Repayment of debt	(8,047)	(6,407)
Repurchased shares under repurchase program	(180)	(973)
Repurchased shares - related party	(509)	—
Repurchased shares/units under Viper’s repurchase program	(228)	(10)
Net proceeds from Viper’s issuance of common stock	—	1,232
Proceeds from sale of Viper's common stock	589	—
Dividends paid to stockholders	(605)	(581)
Dividends to non-controlling interest	(279)	(177)
Other	(37)	(49)
Net cash provided by (used in) financing activities	(3,006)	1,657
Net increase (decrease) in cash, cash equivalents and restricted cash	358	57
Cash, cash equivalents and restricted cash at beginning of period	106	164
Cash, cash equivalents and restricted cash at end of period	$464	$221

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares	Amount
	($ in millions, shares in thousands)
Balance at December 31, 2025	284,595	$3	$32,236	$4,740	$(7)	$5,995	$42,967
Viper stock-based compensation	—	—	—	—	—	2	2
Stock-based compensation	—	—	29	—	—	—	29
Cash paid for tax withholding on vested equity awards	(150)	—	(27)	—	—	—	(27)
Issuance of shares upon vesting of equity awards	134	—	—	—	—	—	—
Repurchased shares under repurchase program, including excise tax	(267)	—	(39)	—	—	—	(39)
Repurchased shares - related party, including excise tax	(3,000)	—	(514)	—	—	—	(514)
Repurchased shares under Viper’s repurchase program	—	—	—	—	—	(97)	(97)
Dividends to non-controlling interest	—	—	—	—	—	(120)	(120)
Dividends paid	—	—	—	(295)	—	—	(295)
Dividend equivalent rights payments	—	—	—	(3)	—	—	(3)
Proceeds from sale of Viper's common stock	—	—	219	—	—	308	527
Change in ownership of consolidated subsidiaries, net	—	—	106	—	—	(40)	66
Net income (loss)	—	—	—	25	—	119	144
Balance at March 31, 2026	281,312	$3	$32,010	$4,467	$(7)	$6,167	$42,640
Viper stock-based compensation	—	—	—	—	—	3	3
Stock-based compensation	—	—	30	—	—	—	30
Cash paid for tax withholding on vested equity awards	(1)	—	1	—	—	(1)	—
Issuance of shares upon vesting of equity awards	13	—	—	—	—	—	—
Repurchased shares under repurchase program, including excise tax	(756)	—	(142)	—	—	—	(142)
Repurchased shares under Viper’s repurchase program	—	—	—	—	—	(131)	(131)
Dividends to non-controlling interest	—	—	—	—	—	(159)	(159)
Dividends paid	—	—	—	(310)	—	—	(310)
Dividend equivalent rights payments	—	—	—	(1)	—	—	(1)
Change in ownership of consolidated subsidiaries, net	—	—	(33)	—	—	33	—
Net income (loss)	—	—	—	1,882	—	173	2,055
Balance at June 30, 2026	280,568	$3	$31,866	$6,038	$(7)	$6,085	$43,985

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity - (Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares	Amount
	($ in millions, shares in thousands)
Balance at December 31, 2024	290,984	$3	$33,501	$4,238	$(6)	$2,126	$39,862
Viper stock-based compensation	—	—	—	—	—	1	1
Stock-based compensation	—	—	22	—	—	—	22
Cash paid for tax withholding on vested equity awards	(155)	—	(25)	—	—	—	(25)
Issuance of shares upon vesting of equity awards	115	—	—	—	—	—	—
Repurchased shares under repurchase program, including excise tax	(3,656)	—	(580)	—	—	—	(580)
Dividends to non-controlling interest	—	—	—	—	—	(95)	(95)
Dividends paid	—	—	—	(290)	—	—	(290)
Dividend equivalent rights payments	—	—	—	(1)	—	—	(1)
Viper LLC’s units issued for acquisition	—	—	—	—	—	119	119
Net proceeds from Viper’s issuance of common stock	—	—	—	—	—	1,232	1,232
Change in ownership of consolidated subsidiaries, net	—	—	206	—	—	(199)	7
Other comprehensive income (loss)	—	—	1	—	(1)	—	—
Net income (loss)	—	—	—	1,405	—	86	1,491
Balance at March 31, 2025	287,288	$3	$33,125	$5,352	$(7)	$3,270	$41,743
Viper stock-based compensation	—	—	—	—	—	2	2
Stock-based compensation	—	—	29	—	—	—	29
Cash paid for tax withholding on vested equity awards	(1)	—	(1)	—	—	—	(1)
Issuance of shares upon vesting of equity awards	17	—	—	—	—	—	—
Repurchased shares under repurchase program, including excise tax	(2,992)	—	(393)	—	—	—	(393)
Repurchased shares under Viper’s repurchase program	—	—	—	—	—	(10)	(10)
Dividends to non-controlling interest	—	—	—	—	—	(82)	(82)
Dividends paid	—	—	—	(291)	—	—	(291)
Dividend equivalent rights payments	—	—	—	(2)	—	—	(2)
Common shares issued for acquisition	6,843	—	1,101	—	—	—	1,101
Change in ownership of consolidated subsidiaries, net	—	—	(734)	—	—	718	(16)
Net income (loss)	—	—	—	699	—	40	739
Balance at June 30, 2025	291,155	$3	$33,127	$5,758	$(7)	$3,938	$42,819

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

As of June 30, 2026, the wholly owned subsidiaries of Diamondback include Diamondback E&P, a Delaware limited liability company, Rattler Midstream GP LLC, a Delaware limited liability company, Rattler Midstream LP, a Delaware limited partnership, QEP Resources, Inc., a Delaware corporation, Diamondback RE Holdco LLC, a Delaware limited liability company and Eclipse Merger Sub II, LLC, a Delaware limited liability company.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including its publicly-traded subsidiary, Viper Energy, Inc., after all significant intercompany balances and transactions have been eliminated upon consolidation. As of June 30, 2026, the Company is managed as one operating and reportable segment, the upstream segment, which is engaged in the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves primarily in the Permian Basin in West Texas and includes the activities of Viper as well as the Company’s remaining midstream operations.

On August 19, 2025, upon completion of Viper’s Sitio Acquisition (as defined and discussed in Note 4—Acquisitions and Divestitures), VNOM Sub, Inc., (formerly Viper Energy, Inc., “Former Viper”) became a wholly owned subsidiary of Viper Energy, Inc. (formerly New Cobra Pubco, Inc., “New Viper”).

As of June 30, 2026, the Company owned approximately 39% of Viper’s combined outstanding Class A common stock and Class B common stock on a fully diluted basis. This gives effect to an option for certain Viper LLC equity holders to purchase and exchange up to approximately 6.75 million of Class B common stock paired with an equivalent number of units representing limited liability company interests in Viper’s operating subsidiary (“Viper LLC Units”) into Viper Class A common stock. The Company determined that it controls the activities of Viper in accordance with the guidance for variable interest entities in Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” and therefore continues to consolidate Viper in the Company’s financial statements at June 30, 2026 as discussed further in Note 2—Summary of Significant Accounting Policies. The results of operations attributable to the non-controlling interest in Viper are presented within equity and net income and are shown separately from the equity and net income attributable to the Company.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

Certain amounts included in or affecting the Company’s condensed consolidated financial statements and related disclosures must be estimated by management, requiring certain assumptions to be made with respect to values or conditions that cannot be known with certainty at the time the condensed consolidated financial statements are prepared. Actual results could differ from those estimates.

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

On March 4, 2026, Viper completed a secondary public offering with the Company and certain other Viper stockholders, along with J.P. Morgan Securities LLC and Goldman Sachs & Co. LLC as underwriters (the “Underwriters”) (the “Secondary Offering”). The Company exchanged approximately 12.39 million shares of Viper Class B common stock and an equivalent number of Viper LLC Units for an equivalent number of shares of Viper Class A common stock and subsequently sold such shares in the Secondary Offering. On March 19, 2026, the Underwriters exercised an option to purchase approximately 0.51 million additional shares of Viper Class A common stock from the Company, bringing the aggregate cash proceeds to approximately $589 million. The Company’s proceeds from the Secondary Offering were used for general corporate purposes and to accelerate debt reduction. The Secondary Offering was evaluated and determined not to be an event that would cause the Company to change its conclusion regarding Viper’s status as a VIE, and the Company continues to be the primary beneficiary.

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

Recent Accounting Pronouncements

Recently Adopted Pronouncements

No significant accounting pronouncements were adopted during the three and six months ended June 30, 2026.

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

3.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from Contracts with Customers

The following tables present the Company’s revenue from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Oil sales	$4,627	$2,852	$8,072	$5,891
Natural gas sales	(276)	97	(255)	309
Natural gas liquid sales	435	367	794	773
Total oil, natural gas and natural gas liquid revenues	4,786	3,316	8,611	6,973
Sales of purchased oil	739	335	1,124	709
Other service revenues	21	15	34	30
Total revenue from contracts with customers	$5,546	$3,666	$9,769	$7,712

The following tables present the Company’s revenue from oil, natural gas and natural gas liquids disaggregated by basin:

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$4,289	$337	$1	$4,627	$2,626	$206	$20	$2,852
Natural gas sales	(267)	(11)	2	(276)	89	8	—	97
Natural gas liquid sales	407	28	—	435	335	32	—	367
Total	$4,429	$354	$3	$4,786	$3,050	$246	$20	$3,316

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$7,472	$584	$16	$8,072	$5,427	$442	$22	$5,891
Natural gas sales	(256)	(4)	5	(255)	280	28	1	309
Natural gas liquid sales	731	61	2	794	709	63	1	773
Total	$7,947	$641	$23	$8,611	$6,416	$533	$24	$6,973

4.    ACQUISITIONS AND DIVESTITURES

2026 Activity

Viper Divestiture of Non-Permian Assets

On February 9, 2026, Viper divested all of its non-Permian assets, including those acquired from Sitio Royalties Corp. (“Sitio”), to an affiliate of GRP Energy Capital LLC and Warwick Capital Partners LLP for net cash proceeds of approximately $610 million, including transaction costs and customary post-closing adjustments (the “Viper Non-Permian Divestiture”). The divested properties consisted of approximately 9,400 net royalty acres in the Denver-Julesburg, Eagle Ford and Williston basins

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
with then-current production of approximately 4,750 BO/d. Proceeds from the Viper Non-Permian Divestiture were used to (i) repay the Viper 2025 Term Loan (as defined and discussed in Note 8—Debt) of $500 million in full, (ii) repay outstanding borrowings under the Viper Revolving Credit Facility (as defined and discussed in Note 8—Debt), and (iii) for general corporate purposes.

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

Divestiture of Water Assets to Deep Blue

On October 1, 2025, the Company divested its subsidiary, Environmental Disposal Systems, LLC, to Deep Blue Midland Basin LLC (“Deep Blue”), in exchange for upfront net cash proceeds of $694 million, subject to transaction costs and customary post-closing adjustments, and approximately $34 million of additional equity interests issued by Deep Blue as non-cash consideration. Per the terms of the transaction, if certain annual completion thresholds are met in each of the years 2026 through 2028, the Company can potentially earn up to an additional $200 million in contingent consideration. Conversely, if those completion thresholds are not met, the Company could owe up to $150 million in contingent consideration to Deep Blue. The Company will recognize any contingent gains when realizable at the end of each annual measurement period, or will accrue a contingent loss if at any time a payable to Deep Blue becomes probable and reasonably estimable. The divestiture resulted in an aggregate gain of approximately $167 million, which includes a loss of approximately $1 million recognized during the six months ended June 30, 2026, as a result of customary post-closing adjustments. The gain (loss) is included in the caption “Other income (expense), net” in the condensed consolidated statements of operations. As part of the divestiture, the Company renewed its 15-year dedication to Deep Blue for its produced water and supply water within a 12-county area of mutual interest in the Midland Basin. The Company’s equity ownership interest in Deep Blue remained at 30% following the closing of the transaction. The cash proceeds from the divestiture were used to repay borrowings under the Revolving Credit Facility (as defined and discussed in Note 8—Debt) and for general corporate purposes.

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

Double Eagle Acquisition

On April 1, 2025, the Company completed its acquisition of all of the issued and outstanding interests of DE Permian, LLC, DE IV Combo, LLC and DE IV Operating, LLC, each of which were wholly owned subsidiaries of Double Eagle IV Midco, LLC (the “Double Eagle Acquisition”) for consideration of $3.1 billion in cash and approximately 6.84 million shares of the Company’s common stock, including transaction costs and customary post-closing adjustments. The assets acquired in the Double Eagle Acquisition consisted of approximately 67,700 gross (40,000 net) acres, which are primarily located in the Midland Basin and approximately 407 gross (342 net) horizontal locations in primary development targets. The Company funded the cash portion of the Double Eagle Acquisition through a combination of proceeds from the issuance of the $1.2 billion aggregate principal amount of 5.550% Senior Notes due 2035 (the “2035 Notes”), proceeds from the 2025 Term Loan (as defined and discussed in Note 8—Debt) and borrowings under the Revolving Credit Facility. The Double Eagle Acquisition was accounted for as an asset acquisition in accordance with ASC Topic 805, “Business Combinations.”

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

5.    PROPERTY AND EQUIPMENT

Property and equipment includes the following as of the dates indicated:

	June 30,	December 31,
	2026	2025
	(In millions)
Oil and natural gas properties:
Proved properties	$74,385	$71,588
Unproved properties(1)	23,193	23,941
Gross oil and natural gas properties	97,578	95,529
Accumulated depletion	(18,475)	(15,974)
Accumulated impairment	(13,007)	(11,606)
Oil and natural gas properties, net	66,096	67,949
Other property, equipment and land	899	874
Accumulated depreciation, amortization, accretion and impairment	(223)	(202)
Total property and equipment, net	$66,772	$68,621
(1)    Unevaluated properties not subject to depletion under full cost accounting.

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter which determines a limit, or ceiling, on the book value of proved oil and natural gas properties. No ceiling test impairment was recorded for the three months ended June 30, 2026. However, the Company recorded an impairment of approximately $1.4 billion during the six months ended June 30, 2026, which is included in the caption “Accumulated depletion, depreciation, amortization and impairment” on the condensed consolidated balance sheet. No impairment expense was recorded for the three and six months ended June 30, 2025.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
6.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligations liability for the following periods:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Asset retirement obligations, beginning of period	$542	$592
Additional liabilities incurred	8	28
Liabilities acquired	1	12
Liabilities settled and divested	(20)	(31)
Accretion expense	15	17
Revisions in estimated liabilities	1	20
Asset retirement obligations, end of period	547	638
Less current portion(1)	39	22
Asset retirement obligations - long-term(2)	$508	$616
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

7.    RELATED PARTY TRANSACTIONS

Deep Blue

The Company and Five Point Energy LLC have a joint venture, Deep Blue, in which the Company owned a 30% equity ownership interest as of June 30, 2026. The equity ownership interest is included in the caption “Other assets” on the Company’s condensed consolidated balance sheets. Additionally, the Company has other related party transactions with Deep Blue in the ordinary course of business, which result in (i) certain accounts receivable from Deep Blue, (ii) accrued capital expenditures and other accrued payables related to a commitment to fund certain capital expenditures on projects that were in process at the time of the Deep Blue transaction, and (iii) lease operating expenses and capitalized expenses related to fees paid to Deep Blue under a 15-year dedication for its produced water and supply water within a 12-county area of mutual interest in the Midland Basin.

For further discussion on the additional transaction with Deep Blue, see Note 4—Acquisitions and Divestitures.

The following table presents related party balances that pertain to Deep Blue which are included in the condensed consolidated balance sheets as of the dates indicated:

	June 30,	December 31,
	2026	2025
	(In millions)
Assets:
Accounts receivable	$—	$1
Other assets	$229	$197
Liabilities:
Accounts payable and accrued capital expenditures	$85	$71
Other accrued liabilities	$63	$82

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

The Company incurred costs for water services provided by Deep Blue of approximately $66 million and $25 million during the three months ended June 30, 2026 and 2025, respectively, and $133 million and $72 million during the six months ended June 30, 2026 and 2025, respectively, which were capitalized and are included in the caption “Proved properties” on the condensed consolidated balance sheets.

The following table presents the significant related party transactions included in the condensed consolidated statements of operations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Lease operating expenses	$84	$35	$159	$72

Viper

For discussion on related party transactions with Viper, see Note 1—Description of the Business and Basis of Presentation and Note 4—Acquisitions and Divestitures - 2025 Drop Down.

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

On November 28, 2025, the Company entered into a letter agreement with SGF, which provides SGF with the right, but not the obligation, to sell up to 3.0 million shares of the Company’s common stock to the Company per quarter through December 31, 2026 at the most recent Nasdaq closing price of such transaction. The Company did not repurchase any shares from SGF during the three months ended June 30, 2026. During the six months ended June 30, 2026, the Company repurchased 3.0 million shares from SGF for approximately $509 million, excluding excise taxes. Repurchases under the letter agreement are pursuant to the Company’s existing share repurchase program, and have been approved by the audit committee of the Company’s board of directors. For details on the Company’s existing share repurchase program, see Note 9—Stockholders’ Equity and Earnings (Loss) Per Share.

On March 12, 2026, SGF completed a secondary public offering with Evercore Group L.L.C., Citigroup Global Markets Inc., and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein (the “SGF Underwriters”), providing for the sale of 12.65 million shares of the Company’s common stock to the SGF Underwriters at $170.18875 per share.

Giving effect to the repurchases and secondary offering discussed above, as well as SGF’s sales of Company common stock to third-parties, as of June 30, 2026, the Endeavor equityholders held approximately 26.7% of the Company’s outstanding common stock.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
8.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	June 30,	December 31,
	2026	2025
	(In millions)
3.250% Senior Notes due 2026	$698	$749
5.625% Senior Notes due 2026	—	14
5.200% Senior Notes due 2027	850	850
7.125% Medium-term Notes, Series B, due 2028	73	73
3.500% Senior Notes due 2029	915	915
5.150% Senior Notes due 2030	850	850
3.125% Senior Notes due 2031	740	740
6.250% Senior Notes due 2033	1,100	1,100
5.400% Senior Notes due 2034	1,300	1,300
5.550% Senior Notes due 2035	1,200	1,200
4.400% Senior Notes due 2051	104	386
4.250% Senior Notes due 2052	111	605
6.250% Senior Notes due 2053	650	650
5.750% Senior Notes due 2054	1,480	1,480
5.900% Senior Notes due 2064	1,000	1,000
2025 Term Loan	—	550
Unamortized debt issuance costs	(82)	(99)
Unamortized discount costs	(19)	(22)
Unamortized premium costs	1	2
Unamortized basis adjustment of dedesignated interest rate swap agreements	(52)	(59)
Viper Revolving Credit Facility	95	105
Viper 4.900% Senior Notes due 2030	500	500
Viper 5.700% Senior Notes due 2035	1,100	1,100
Viper 2025 Term Loan	—	500
Total debt, net	12,614	14,489
Less: current maturities of debt	1,548	763
Total long-term debt	$11,066	$13,726

References in this section to the Company shall mean Diamondback Energy, Inc. and Diamondback E&P, collectively, unless otherwise specified.

Credit Agreement

On June 12, 2026, Diamondback E&P, as borrower, and Diamondback Energy, Inc., as parent guarantor, entered into a seventeenth amendment to the existing credit agreement (as amended, the “Credit Agreement”) with Wells Fargo, as the administrative agent, and the lenders party thereto, which, among other things, (i) extended the maturity date by one year to June 12, 2031, (ii) increased the total commitments provided by the credit facility under the Credit Agreement (such facility, the “Revolving Credit Facility”) from $2.5 billion to $3.0 billion, and (iii) decreased the interest rate applicable to loans and certain fees payable under the Credit Agreement. After giving effect to the amendment, outstanding borrowings under the Revolving Credit Facility bear interest at a per annum rate elected by Diamondback E&P that is equal to (i) term SOFR or (ii) an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 1-month term SOFR plus 1.0%, subject to a 1.0% floor), in each case plus the applicable margin. The applicable margin ranges from 0.000% to 0.625% per annum in the case of the alternate base rate and from 1.000% to 1.625% per annum in the case of term SOFR, in each case based on the pricing level. The pricing level depends on the Company’s long-term senior unsecured debt ratings. As

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
of June 30, 2026, the Company had no outstanding borrowings under the Revolving Credit Facility and approximately $3.0 billion available for future borrowings. The weighted average interest rates on borrowings under the Revolving Credit Facility during the three months ended June 30, 2026 and 2025, were 4.90% and 5.65%, respectively, and were 4.94% and 5.70% during the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, the Company was in compliance with all financial maintenance covenants under the Credit Agreement.

Viper’s Revolving Credit Agreement

On June 12, 2026, Viper Energy, Inc. as the parent guarantor, Former Viper, as guarantor, Viper Energy Partners LP, as borrower, Wells Fargo, as the administrative agent, and the lenders and other guarantors named therein, entered into the first amendment to Viper’s credit agreement, (as amended, the “Viper Revolving Credit Agreement”), which, among other things, (i) increased the total commitments provided by the credit facility under the Viper Revolving Credit Agreement (such facility, the “Viper Revolving Credit Facility”) from $1.5 billion to $2.0 billion, and (ii) extended the maturity date by one year to June 12, 2031. As of June 30, 2026, there were $95 million in outstanding borrowings and approximately $1.9 billion available for future borrowings under the Viper Revolving Credit Facility. The weighted average interest rates on the Viper Revolving Credit Facility were 5.12% and 6.33% during the three months ended June 30, 2026 and 2025, respectively, and were 5.16% and 6.42% during the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, Viper was in compliance with all financial maintenance covenants under the Viper Revolving Credit Agreement.

Term Loan Agreements

Diamondback Term Loan Agreement

In connection with the Double Eagle Acquisition, Diamondback Energy, Inc., as guarantor, entered into a $1.5 billion term loan credit agreement with Diamondback E&P, as borrower, and Bank of America, N.A., as administrative agent (the “2025 Term Loan”) on March 21, 2025. On April 1, 2025, the date of closing of the Double Eagle Acquisition, the 2025 Term Loan was fully drawn in a single borrowing. On October 31, 2025 and December 31, 2025, the Company partially repaid the principal borrowings under the 2025 Term Loan by $500 million and $450 million, respectively. On April 22, 2026, the Company paid in full the remaining $550 million outstanding principal and terminated the 2025 Term Loan.

Viper Term Loan Agreement

On July 23, 2025, in connection with the Sitio Acquisition, Former Viper, as guarantor, entered into a $500 million term loan credit agreement with Viper LLC, as borrower, and Goldman Sachs Bank USA, as administrative agent (the “Viper 2025 Term Loan”). On August 19, 2025, the Viper 2025 Term Loan was fully drawn and New Viper became a co-guarantor of the Viper 2025 Term Loan. On February 13, 2026, Viper used the cash proceeds received from the Viper Non-Permian Divestiture to repay in full the $500 million remaining outstanding borrowings and terminate the Viper 2025 Term Loan.

Retirement of Notes

In May 2026, the Company opportunistically repurchased an aggregate principal amount of approximately $51 million of its 3.250% Senior Notes due 2026 for total cash consideration of $52 million, including accrued interest, at an average of 99.7% of par value. These repurchases resulted in an immaterial gain on extinguishment of debt during the three and six months ended June 30, 2026.

In April 2026, the Company completed a tender offer to repurchase an aggregate principal amount of $777 million of its senior notes, which consisted of $283 million of the 4.400% Senior Notes due 2051 and $494 million of the 4.250% Senior Notes due 2052 for total cash consideration, including accrued interest, of approximately $632 million, at an average of 81.1% of par value. These repurchases resulted in a gain on extinguishment of debt of approximately $135 million during the three and six months ended June 30, 2026.

In March 2026, the Company retired $14 million of its 5.625% Senior Notes due 2026 at maturity.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
9.    STOCKHOLDERS’ EQUITY AND EARNINGS (LOSS) PER SHARE

Common Stock Repurchase Program

As of June 30, 2026, the Company’s board of directors approved a common stock repurchase program to acquire up to $8.0 billion of the Company’s outstanding common stock, excluding excise tax. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions and are subject to market conditions, applicable regulatory and legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares and may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the three months ended June 30, 2026, the Company repurchased approximately $141 million of common stock, excluding excise tax. During the six months ended June 30, 2026, the Company repurchased approximately $689 million, which included approximately $509 million for the repurchases from SGF, in each case, excluding excise tax. During the three and six months ended June 30, 2025, the Company repurchased approximately $398 million and $973 million of common stock under the repurchase program, respectively, excluding excise tax. For further discussion on the repurchases from SGF, see Note 7—Related Party Transactions. As of June 30, 2026, approximately $2.0 billion remained available for future repurchases under the Company’s common stock repurchase program, excluding excise tax.

See discussion of subsequent changes to the Company’s common stock repurchase program in Note 16—Subsequent Events—Increase in Stock Repurchase Program Authorization.

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

The following table summarizes changes in the ownership interest in consolidated subsidiaries during the respective periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Net income (loss) attributable to the Company	$1,882	$699	$1,907	$2,104
Transfers (to) from the non-controlling interests:
Increase in additional paid-in-capital due to proceeds from the sale of Viper's common stock, net	—	—	219	—
Other transfers (to) from the non-controlling interests	(33)	(734)	73	(528)
Change from net income (loss) attributable to the Company’s stockholders and transfers with non-controlling interest	$1,849	$(35)	$2,199	$1,576

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Dividends

The following table presents dividends and dividend equivalent rights paid on the Company’s common stock during the respective periods:

	Dividend Per Share	Total
	(In millions, except per share amounts)
2026
First quarter	$1.05	$298
Second quarter	1.10	311
Total year-to-date	$2.15	$609

2025
First quarter	$1.00	$291
Second quarter	1.00	293
Total year-to-date	$2.00	$584

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

A reconciliation of the components of basic and diluted earnings (loss) per common share is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except per share amounts, shares in thousands)
Net income (loss) attributable to common shares	$1,882	$699	$1,907	$2,104
Less: distributed and undistributed earnings allocated to participating securities(1)	11	4	11	10
Net income (loss) attributable to common stockholders	$1,871	$695	$1,896	$2,094
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	281,202	292,135	281,993	290,880
Effect of dilutive securities:
Weighted-average potential common shares issuable	—	—	—	—
Diluted weighted average common shares outstanding	281,202	292,135	281,993	290,880
Basic net income (loss) attributable to common shares	$6.65	$2.38	$6.72	$7.20
Diluted net income (loss) attributable to common shares	$6.65	$2.38	$6.72	$7.20
(1)    Unvested restricted stock units and performance-based restricted stock unit awards that contain non-forfeitable dividend equivalent rights are considered participating securities and therefore are included in the earnings per share calculation pursuant to the two-class method.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
10.    EQUITY-BASED COMPENSATION

Under the Equity Plan approved by the board of directors, the Company is authorized to issue up to 11.8 million shares of incentive and non-statutory stock options, restricted stock awards and restricted stock units (“RSUs”), performance-based restricted stock units (“PSUs”) and stock appreciation rights to eligible employees. At June 30, 2026, the Company had outstanding RSUs and PSUs and approximately 3.0 million shares of common stock remain available for future grants under the Equity Plan. The Company classifies its RSUs and PSUs as equity-based awards and estimates their fair values based on the closing price of the Company’s common stock on the grant date of the award, which is expensed over the applicable vesting period.

In addition to the Equity Plan, Viper maintains its own long-term incentive plan, which is not significant to the Company.

The following table presents the financial statement impacts of equity compensation plans and related costs on the Company’s financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
General and administrative expenses	$24	$21	$46	$39
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	$9	$10	$18	$15

Restricted Stock Units

The following table presents the Company’s RSU activity during the six months ended June 30, 2026, under the Equity Plan:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2025	890,062	$153.87
Granted	554,510	$178.74
Vested	(136,547)	$162.63
Forfeited	(40,909)	$162.54
Unvested at June 30, 2026	1,267,116	$163.53

The aggregate grant date fair value of restricted stock units that vested during the six months ended June 30, 2026, was $22 million. As of June 30, 2026, the Company’s unrecognized compensation cost related to unvested restricted stock units was $157 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Performance-Based Restricted Stock Units

The following table presents the Company’s PSU activity under the Equity Plan for the six months ended June 30, 2026:

	Performance-Based Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2025	327,931	$254.50
Granted	170,279	$235.63
Vested	(16,072)	$206.97
Forfeited	(7,191)	$258.56
Unvested at June 30, 2026(1)	474,947	$249.28
(1)A maximum of 1,160,668 units could be awarded based upon the Company’s final TSR ranking.

As of June 30, 2026, the Company’s unrecognized compensation cost related to unvested PSUs was $63 million, which is expected to be recognized over a weighted-average period of 1.7 years.

In March 2026, eligible employees received PSU awards totaling 170,279 units from which a minimum of 0% and a maximum of 200% of the units could be awarded based upon the measurement of TSR of the Company’s common stock as compared to a designated peer group during the three-year performance period of January 1, 2026, to December 31, 2028, and cliff vest at December 31, 2028, subject to continued employment. The initial payout of the March 2026 awards will be further adjusted by a TSR modifier that may reduce the payout or increase the payout up to a maximum of 250%.

The fair value of each PSU issuance is estimated at the date of grant using a Monte Carlo simulation, which results in an expected percentage of units to be earned during the performance period.

The following table presents a summary of the grant-date fair values of PSUs granted and the related assumptions for the awards granted during the period presented:

March 2026
Grant-date fair value	$235.63
Risk-free rate	3.4%
Company volatility	32.0%

11.    INCOME TAXES

The following table provides the Company’s provision for (benefit from) income taxes and the effective income tax rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except for tax rate)
Provision for (benefit from) income taxes	$580	$204	$612	$607
Effective income tax rate	22.0%	21.6%	21.8%	21.4%

Total income tax expense from continuing operations for the three and six months ended June 30, 2026, differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income primarily due to (i) state income taxes, net of federal benefit, (ii) the effect of research and development tax credits, (iii) changes in Viper’s estimated deferred taxes recognized in connection with the closing of the Sitio Acquisition, and (iv) other permanent differences between book and taxable income. For the three and six months ended June 30, 2025, total income tax expense from continuing operations differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income primarily due to (i) state income taxes, net of federal benefit, (ii) the effect of research and development tax credits, (iii) limitations on the deduction of certain permanent items, and (iv) other permanent differences between book and taxable income.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

In connection with the Secondary Offering, the Company recognized an $88 million increase in income taxes payable and a $26 million decrease in its liability for deferred income taxes through additional paid-in capital, as well as a $61 million increase in Viper’s deferred tax asset through non-controlling interest on the Company’s condensed consolidated balance sheet as of June 30, 2026.

12.    DERIVATIVES

At June 30, 2026, the Company only had commodity derivative contracts outstanding, which are recorded at fair value in the condensed consolidated balance sheet.

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

As of June 30, 2026, the Company had the following outstanding commodity derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Collars
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Weighted Average Differential	Weighted Average Floor Price	Weighted Average Ceiling Price
OIL
Jul. - Dec.	2026	Basis Swap(1)	85,000	Argus WTI Midland	$1.09	$—	$—
Jul. - Dec.	2026	Roll Swap	150,000	WTI Cushing	$2.89	$—	$—
Jan.-Jun.	2027	Basis Swap(1)	10,000	Argus WTI Midland	$2.00	$—	$—
NATURAL GAS
Jul. - Sep.	2026	Basis Swap(1)	650,000	Waha Hub	$(1.87)	$—	$—
Jul. - Dec.	2026	Two-Way Collar	840,000	Henry Hub	$—	$2.87	$6.35
Jul. - Dec.	2026	Basis Swap(1)	100,000	HSC Hub	$(0.35)	$—	$—
Oct. - Dec.	2026	Basis Swap(1)	650,000	Waha Hub	$(1.75)	$—	$—
Jan. - Dec.	2027	Two-Way Collar	720,000	Henry Hub	$—	$2.88	$6.37
Jan. - Dec.	2027	Basis Swap(1)	360,000	Waha Hub	$(1.26)	$—	$—
Jan. - Dec.	2027	Basis Swap(1)	300,000	HSC Hub	$(0.31)	$—	$—
Jan. - Dec.	2028	Basis Swap(1)	60,000	HSC Hub	$(0.37)	$—	$—
(1)    The Company’s crude oil basis swaps fix the differential between the Argus WTI Midland price and the WTI Cushing price for the notional volumes covered by the contracts. The Company’s natural gas basis swaps fix the differential between the applicable Waha Hub or HSC Hub price and the Henry Hub price for the notional volumes covered by the contracts.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

							Put Spread
Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Strike Price	Deferred Premium	Floor Price	Short Put Price
OIL
Jul. - Sep.	2026	Put	20,000	Brent	$52.50	$1.60	$—	$—
Jul. - Sep.	2026	Basis Put	290,000	WTI - Brent	$(42.76)	$1.52	$—	$—
Jul. - Sep.	2026	Put	95,000	Argus WTI Houston	$50.53	$1.43	$—	$—
Jul. - Sep.	2026	Put	190,000	WTI Cushing	$52.57	$1.30	$—	$—
Jul. - Sep.	2026	Put Spread	15,000	WTI Cushing	$—	$—	$50.00	$55.00
Oct. - Dec.	2026	Put	10,000	Brent	$55.00	$1.33	$—	$—
Oct. - Dec.	2026	Basis Put	290,000	WTI - Brent	$(41.03)	$1.44	$—	$—
Oct. - Dec.	2026	Put	60,000	Argus WTI Houston	$50.83	$1.33	$—	$—
Oct. - Dec.	2026	Put	170,000	WTI Cushing	$50.59	$1.28	$—	$—
Jan. - Mar.	2027	Put	5,000	Brent	$55.00	$1.40	$—	$—
Jan. - Mar.	2027	Put	35,000	Argus WTI Houston	$50.00	$1.29	$—	$—
Jan. - Mar.	2027	Put	90,000	WTI Cushing	$50.00	$1.34	$—	$—
Apr. - Jun.	2027	Put	20,000	Argus WTI Houston	$50.00	$1.33	$—	$—
Apr. - Jun.	2027	Put	60,000	WTI Cushing	$50.00	$1.33	$—	$—
Jul. - Sep.	2027	Put	20,000	WTI Cushing	$50.00	$1.39	$—	$—

Interest Rate Swaps

The Company had two receive-fixed, pay-variable interest rate swap agreements for notional amounts of $150 million each, which were considered economic hedges of the Company’s 3.500% fixed rate senior notes due 2029. During the first quarter of 2026, the Company fully terminated and settled the remaining aggregate $300 million notional amount of interest rate swaps for cash payments of approximately $27 million. The loss on the termination of interest rate swaps is recognized in the caption “Gain (loss) on derivative instruments, net” on the condensed consolidated statement of operations for the six months ended June 30, 2026.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Gain (loss) on derivative instruments, net:
Commodity contracts(1)	$49	$(203)	$166	$11
Interest rate swaps	—	7	—	18
2026 WTI Contingent Liability	—	(1)	—	1
Treasury locks	—	—	—	(1)
Total	$49	$(197)	$166	$29

Net cash received (paid) on settlements:
Commodity contracts(1)	$113	$23	$273	$109
Interest rate swaps	—	(60)	(27)	(60)
Treasury locks	—	—	—	(1)
Total	$113	$(37)	$246	$48
(1)The three and six months ended June 30, 2026 include cash received on commodity contracts terminated prior to their contractual maturity of $1 million.

13.    FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As discussed in Note 13—Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, certain financial instruments of the Company are reported at fair value in the Company’s condensed consolidated balance sheets in the captions indicated in the table below. The net amounts of derivative instruments, including prior outstanding interest rate swaps, are classified as current or noncurrent based on their anticipated settlement dates. Additionally, the Company has an immaterial investment in the Class A common stock of Verde Clean Fuels, Inc., which is reported at fair value using observable, quoted stock prices and is included in “Other assets” on the Company’s condensed consolidated balance sheets at June 30, 2026, and December 31, 2025.

Viper LLC completed multiple acquisitions during 2024 with Tumbleweed Royalty IV, LLC, TWR IV SellCo Parent, LLC, Tumbleweed-Q Royalties, LLC, MC TWR Royalties, LP and MC TWR Intermediate, LLC. The terms of these acquisitions included provisions for contingent cash consideration based on the average price of WTI sweet crude oil prompt month futures contracts for the calendar year 2025 (the “2026 WTI Contingent Liability”), which resulted in an aggregate payment of $20 million in January 2026. The 2026 WTI Contingent Liability was reported at fair value in the condensed consolidated balance sheet at December 31, 2025 in the caption “Other accrued liabilities” using observable market data inputs and a Monte Carlo pricing model, which are considered Level 2 inputs within the fair value hierarchy.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following table provides the fair value of financial instruments recorded in the condensed consolidated balance sheets as of June 30, 2026, and December 31, 2025:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets- Prepaid expenses and other assets:
Commodity derivative instruments	$—	$228	$—	$228	$(160)	$68
Other assets:
Commodity derivative instruments	$—	$79	$—	$79	$(20)	$59
Non-current assets- Other assets:
Investment	$15	$—	$—	$15	$—	$15
Liabilities:
Derivative instruments:
Commodity derivative instruments	$—	$196	$—	$196	$(160)	$36
Other long-term liabilities:
Commodity derivative instruments	$—	$20	$—	$20	$(20)	$—

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Prepaid expenses and other current assets:
Commodity derivative instruments	$—	$335	$—	$335	$(101)	$234
Other assets:
Commodity derivative instruments	$—	$49	$—	$49	$(42)	$7
Investment	$30	$—	$—	$30	$—	$30
Liabilities:
Derivative instruments:
Commodity derivative instruments	$—	$109	$—	$109	$(101)	$8
Interest rate swaps	$—	$7	$—	$7	$—	$7
Other accrued liabilities:
2026 WTI Contingent Liability	$—	$20	$—	$20	$—	$20
Other long-term liabilities:
Commodity derivative instruments	$—	$77	$—	$77	$(42)	$35
Interest rate swaps	$—	$20	$—	$20	$—	$20

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
Debt	$12,614	$12,746	$14,489	$14,497

The fair values of the Company’s borrowings under the Revolving Credit Facility, the Viper Revolving Credit Facility, the 2025 Term Loan (prior to repayment and termination) and Viper 2025 Term Loan (prior to repayment and termination) approximate their carrying values based on borrowing rates available to the Company for bank loans with similar terms and maturities and are classified as Level 2 in the fair value hierarchy. The fair values of the outstanding notes were determined using the quoted market price at each period end, a Level 1 classification in the fair value hierarchy.

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

14.    SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
	(In millions)
Supplemental disclosure of cash flow information:
Interest paid(1)	$(141)	$(107)
Cash (paid) received for income taxes, net of refunds:
Federal	$(799)	$(871)
State:
Texas	$(25)	$(54)
Other	$(2)	$1
Supplemental disclosure of non-cash transactions:
Accrued capital expenditures included in accounts payable and accrued expenses	$1,022	$850
Common shares issued for acquisitions	$—	$(1,101)
Viper LLC Units issued for acquisition	$—	$(119)
(1)Net of capitalized interest of $258 million and $290 million for the six months ended June 30, 2026 and 2025, respectively.

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

Commitments

The Company entered into a fixed price contract for the purchase of electrical power from 2028 through 2034 during the three and six months ended June 30, 2026. As a result, we expect to incur additional future electrical power costs of approximately $28 million in 2028, $132 million cumulatively in the years from 2029 through 2030, and $359 million cumulatively in the years between 2031 and 2034.

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

16.    SUBSEQUENT EVENTS

Pending 2026 Drop Down

On August 3, 2026, the Company and related subsidiaries entered into a definitive purchase agreement with Viper Energy Partners LP to divest certain mineral and royalty interests in exchange for 3.65 million Viper LLC Units and an equivalent number of shares of Viper’s Class B common stock (the pending “2026 Drop Down”), subject to transaction costs and certain customary post-closing adjustments. The pending 2026 Drop Down will be accounted for as a transaction between entities under common control with the acquired properties recorded at Diamondback’s historical carrying value in the Company’s condensed consolidated balance sheet.

Second Quarter 2026 Dividend Declaration

On July 30, 2026, the board of directors of the Company declared a base cash dividend for the second quarter of 2026 of $1.10 per share of common stock, payable on August 20, 2026, to its stockholders of record at the close of business on August 13, 2026. Future dividends are at the discretion of the Company’s board of directors.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Increase in Stock Repurchase Program Authorization

On July 30, 2026, the board of directors of the Company approved an increase in the stock repurchase authorization under the Company’s existing stock repurchase program from $8.0 billion to $16.0 billion, excluding excise tax. As of July 31, 2026, approximately $9.9 billion remains available for future repurchases under such stock repurchase program, excluding excise tax. The stock repurchase program has no time limit and may be suspended, modified, or discontinued by the board of directors at any time.

Viper Riverbend Acquisition

On July 1, 2026, Viper and Viper Energy Partners LP acquired all of the equity interests of Riverbend Oil & Gas IX, L.L.C., an entity owning certain mineral and royalty interests, from Riverbend Oil & Gas IX (AIV), L.L.C. and ROG IX, L.L.C. (collectively, “Riverbend”) for consideration consisting of approximately (i) $339 million in cash, including the release of funds held in escrow of approximately $25 million, which was reflected in the caption “Other assets” on the Company’s condensed consolidated balance sheet at June 30, 2026, and (ii) 3.69 million shares of Viper’s Class A common stock, in each case, subject to customary post-closing adjustments (the “Viper Riverbend Acquisition”).

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

The CODM uses consolidated net income as a measure of profitability to evaluate segment performance and to make capital allocation decisions such as reinvestment in the business or return of capital through the payment of dividends under the dividend policy or repurchases under the share repurchase program.

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

Overview

We are an independent oil and natural gas company currently focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. As discussed in Note 1—Description of the Business and Basis of Presentation and Note 17—Segment Information of the notes to the condensed consolidated financial statements, as of June 30, 2026, we have one reportable segment, the upstream segment.

Second Quarter 2026 Financial and Operating Highlights

•Recorded net income of $1.9 billion.

•Our cash operating costs were $10.96 per BOE, including lease operating expenses of $5.96 per BOE, cash general and administrative expenses of $0.52 per BOE, production and ad valorem taxes of $3.26 per BOE and gathering, processing and transportation expenses of $1.22 per BOE.

•Incurred cash capital expenditures, excluding acquisitions, of $996 million.

•Paid dividends to stockholders, including dividend equivalent rights, of $311 million, or $1.10 per share, during the second quarter of 2026 and declared a base cash dividend payable in the third quarter of 2026 of $1.10 per share of common stock.

•Repurchased $141 million of our common stock, excluding excise taxes.

•Retired approximately $828 million in aggregate principal of our senior notes and $550 million in outstanding borrowings on our 2025 Term Loan, which was terminated upon repayment.

•Our average production was 1,017.7 MBOE/d, surpassing the 1.0 million BOE/d milestone.

•Drilled 97 gross horizontal wells in the Midland Basin and turned 168 gross operated horizontal wells in the Midland Basin to production.

Transactions and Recent Developments

Pending 2026 Drop Down

On August 3, 2026, we entered into a definitive purchase agreement with Viper Energy Partners LP to divest certain mineral and royalty interests in exchange for 3.65 million Viper LLC Units and an equivalent number of shares of Viper’s Class B common stock (the pending “2026 Drop Down”), subject to transaction costs and certain customary post-closing adjustments. The pending 2026 Drop Down will be accounted for as a transaction between entities under common control with the acquired properties recorded at Diamondback’s historical carrying value in the Company’s condensed consolidated balance sheet.

Increase in Stock Repurchase Program Authorization

On July 30, 2026, our board of directors approved an increase in stock repurchase authorization under the Company’s existing stock repurchase program from $8.0 billion to $16.0 billion, excluding excise tax.

Viper Riverbend Acquisition

On July 1, 2026, Viper and Viper Energy Partners LP acquired all of the equity interests of Riverbend for consideration consisting of approximately (i) $339 million in cash and (ii) 3.69 million shares of Viper’s Class A common stock, in each case, subject to customary post-closing adjustments.

Commodity Prices

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Geopolitical global conflicts, tariffs or other trade barriers and any resulting trade tensions, regional and worldwide economic activity, changes in trade or other government policies or regulations, including with respect to U.S. energy and monetary policies, extreme weather conditions, changes in OPEC+ production levels and other substantially variable factors influence market conditions for these products. For example, as a result of the ongoing conflict in the Middle East, in 2026 the global crude oil market shifted from a supply-demand surplus to a deficit, materially reducing crude oil and refined products from the markets, and increasing benchmark crude oil prices. These factors are beyond our control and are difficult to predict. During the six months ended June 30, 2026 and 2025, WTI prices averaged $83.00 and $70.81 per Bbl, respectively, and Henry Hub prices averaged $3.20 and $3.69 per MMBtu, respectively.

During the three and six months ended June 30, 2026, natural gas price realizations were adversely affected by widening basis differentials between natural gas prices at Waha Hub and prices at Henry Hub. The unfavorable differentials were primarily driven by regional natural gas takeaway constraints in the Permian Basin, which resulted in periods of negative pricing at Waha Hub. The Company expects the impact of these constraints to be reduced later in 2026 as its secured takeaway capacity is meaningfully increased through the execution of new contracts and expanded infrastructure build out in the region. However, realized prices are expected to continue to be influenced by, and subject to, future supply, demand, transportation availability and other market factors.

Upstream Operations

Our activities are primarily directed at the horizontal development of the Wolfcamp, Spraberry and Barnett formations in the Midland Basin and the Wolfcamp and Bone Spring formations in the Delaware Basin within the Permian Basin. Additionally, our publicly-traded subsidiary, Viper, is focused on owning and acquiring mineral interests and royalty interests in oil and natural gas properties primarily in the Permian Basin and derives royalty income and lease bonus income from such interests.

As of June 30, 2026, we had approximately 902,005 net acres in the Permian Basin, which included approximately 808,401 net acres in the Midland Basin and 93,604 net acres in the Delaware Basin.

The following table sets forth the total number of operated horizontal wells drilled and completed during the periods indicated:

	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
	Drilled		Completed(1)		Drilled		Completed(2)
Area:	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Midland Basin	97	89	168	157	215	200	315	294
Total	97	89	168	157	215	200	315	294
(1)The average lateral length for the wells completed during the second quarter of 2026 was 11,983 feet. Operated completions during the second quarter of 2026 consisted of 41 Wolfcamp B wells, 38 Wolfcamp A wells, 31 Jo Mill wells, 31 Lower Spraberry wells, 13 Middle Spraberry wells, seven Wolfcamp D wells, five Dean wells, one Barnett well and one Upper Spraberry well.
(2)The average lateral length for the wells completed during the six months ended June 30, 2026 was 11,679 feet. Operated completions during the six months ended June 30, 2026 consisted of 71 Wolfcamp B wells, 69 Wolfcamp A wells, 63 Lower Spraberry wells, 62 Jo Mill wells, 20 Middle Spraberry wells, 15 Wolfcamp D wells, 11 Dean wells, three Upper Spraberry wells and one Barnett well.

As of June 30, 2026, we operated the following wells:

	As of June 30, 2026
	Vertical Wells		Horizontal Wells		Total
Area:	Gross	Net	Gross	Net	Gross	Net
Midland Basin	4,368	4,154	5,179	4,867	9,547	9,021
Delaware Basin	36	30	457	427	493	457
Total	4,404	4,184	5,636	5,294	10,040	9,478

As of June 30, 2026, we and Viper held interests in 44,314 gross (9,810 net) wells, including 1,909 gross (331 net) wells in which we have a non-operated working interest.

Outlook

We have increased our annual production guidance by 3% to approximately 1,000 MBOE/d based on our assessment of current market fundamentals, including global oil supply constraints that began in the first quarter of 2026 and their continuing impact on crude oil inventory levels. We expect to achieve this increase in part by continuing to convert portions of our drilled but uncompleted well balance and building upon our improved operational efficiencies.

Results of Operations

Comparison of the Three Months Ended June 30, 2026, and March 31, 2026

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

The following table sets forth selected operating data for the periods indicated:

	Three Months Ended
	June 30, 2026	March 31, 2026
Revenues (In millions):
Oil sales	$4,627	$3,445
Natural gas sales	(276)	21
Natural gas liquid sales	435	359
Total oil, natural gas and natural gas liquid revenues	$4,786	$3,825

Production Data:
Oil (MBbls)	47,791	46,889
Natural gas (MMcf)	128,279	118,402
Natural gas liquids (MBbls)	23,436	21,519
Combined volumes (MBOE)(1)	92,607	88,142

Daily oil volumes (BO/d)	525,176	520,989
Daily combined volumes (BOE/d)	1,017,659	979,356

Average Prices:
Oil ($ per Bbl)	$96.82	$73.47
Natural gas ($ per Mcf)	$(2.15)	$0.18
Natural gas liquids ($ per Bbl)	$18.56	$16.68
Combined ($ per BOE)	$51.68	$43.40

Oil, hedged ($ per Bbl)(2)	$94.33	$72.53
Natural gas, hedged ($ per Mcf)(2)	$(0.34)	$1.90
Natural gas liquids, hedged ($ per Bbl)(2)	$18.56	$16.68
Average price, hedged ($ per BOE)(2)	$52.90	$45.21
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables provide information on the mix of our production for the periods indicated:

	Three Months Ended
	June 30, 2026	March 31, 2026
Oil (MBbls)	52%	53%
Natural gas (MMcf)	23	22
Natural gas liquids (MBbls)	25	25
	100%	100%

	Three Months Ended June 30, 2026				Three Months Ended March 31, 2026
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
Production Data:
Oil (MBbls)	44,209	3,565	17	47,791	42,907	3,721	261	46,889
Natural gas (MMcf)	115,656	12,242	381	128,279	104,171	12,878	1,353	118,402
Natural gas liquids (MBbls)	21,662	1,760	14	23,436	19,591	1,804	124	21,519
Total (MBOE)	85,147	7,365	95	92,607	79,860	7,671	611	88,142

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the second quarter of 2026 increased by $961 million to $4.8 billion compared to the first quarter of 2026. The increase consisted of an additional $861 million attributable largely to higher average prices received for our oil production and an additional $100 million attributable to higher oil and natural gas production volumes during the second quarter of 2026.

Net Sales of Purchased Oil. We enter into purchase transactions and separate sales transactions with third parties to satisfy certain of our unused oil pipeline capacity commitments. The following table presents the net sales of purchased oil from third parties for the periods indicated:

	Three Months Ended
(In millions)	June 30, 2026	March 31, 2026
Sales of purchased oil	$739	$385
Purchased oil expense	730	393
Net purchased oil sales (expense)	$9	$(8)

Other Revenues. The following table presents other insignificant revenue for the periods indicated:

	Three Months Ended
(In millions)	June 30, 2026	March 31, 2026
Other operating income	$37	$30

Lease Operating Expenses. The following table shows lease operating expenses for the periods indicated:

	Three Months Ended
	June 30, 2026		March 31, 2026
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$552	$5.96	$547	$6.21

Lease operating expenses increased for the second quarter of 2026 compared to the first quarter of 2026 primarily due to higher production volumes, which was largely offset by the benefit of the Company’s cost discipline initiatives and other individually insignificant activity.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the periods indicated:

	Three Months Ended
	June 30, 2026			March 31, 2026
(In millions, except per BOE amounts)	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue
Production taxes	$241	$2.60	5.0%	$186	$2.11	4.9%
Ad valorem taxes	61	0.66	1.3	82	0.93	2.1
Total production and ad valorem expense	$302	$3.26	6.3%	$268	$3.04	7.0%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of oil, natural gas and natural gas liquids revenue remained consistent from the first quarter of 2026 to the second quarter of 2026.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes as a percentage of oil, natural gas and natural gas liquids revenue decreased in the second quarter of 2026 due primarily to current valuations reflecting lower 2025 commodity prices.

Gathering, Processing and Transportation Expense. The following table shows gathering, processing and transportation expenses for the periods indicated:

	Three Months Ended
	June 30, 2026		March 31, 2026
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering, processing and transportation	$113	$1.22	$120	$1.36

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the periods indicated:

	Three Months Ended
(In millions, except BOE amounts)	June 30, 2026	March 31, 2026
Depletion of proved oil and natural gas properties	$1,242	$1,267
Depreciation and amortization of other property and equipment	19	16
Other amortization	3	2
Asset retirement obligation accretion	8	8
Depreciation, depletion, amortization and accretion	$1,272	$1,293
Oil and natural gas properties depletion rate per BOE	$13.41	$14.37
Depreciation, depletion, amortization and accretion per BOE	$13.74	$14.67

The decrease in depletion of proved oil and natural gas properties of $25 million for the second quarter of 2026 as compared to the first quarter of 2026 consists of an $89 million reduction attributable to the decline in depletion rate following the ceiling test impairment recorded in the first quarter of 2026, partially offset by a $64 million increase due to higher quarterly production volumes.

Impairment of Oil and Natural Gas Properties. The following table shows impairment of oil and natural gas properties for the periods indicated:

	Three Months Ended
(In millions)	June 30, 2026	March 31, 2026
Impairment of oil and natural gas properties	$—	$1,400

The non-cash ceiling test impairment charge in the first quarter of 2026 primarily resulted from a decline in SEC Prices applicable to the period. Impairment charges affect our results of operations but do not reduce our cash flow.

In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties, income tax rate assumptions and other factors will determine our actual ceiling test calculation and impairment analysis in future periods. If the trailing 12-month commodity prices fall as compared to the commodity prices used in the current quarter, we may have material write-downs in subsequent quarters. Currently, we do not expect to record additional impairment of our assets in the third quarter of 2026.

General and Administrative Expenses. The following table shows the cash and non-cash general and administrative expenses incurred in the periods indicated:

	Three Months Ended
	June 30, 2026		March 31, 2026
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$48	$0.52	$57	$0.65
Non-cash stock-based compensation	24	0.26	22	0.25
Total general and administrative expenses	$72	$0.78	$79	$0.90

Other Operating Expenses, Net. The following table shows other insignificant operating expenses for the periods indicated:

	Three Months Ended
(In millions)	June 30, 2026	March 31, 2026
Other operating expenses, net	$9	$24

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the periods indicated:

	Three Months Ended
(In millions)	June 30, 2026	March 31, 2026
Gain (loss) on derivative instruments, net(1)	$49	$117
Net cash received (paid) on settlements(1)	$113	$133
(1)The three months ended June 30, 2026 includes cash received to terminate commodity contracts prior to their contractual maturity of $1 million, and the three months ended March 31, 2026 includes cash paid on interest rate swaps terminated prior to their contractual maturity of $27 million.

The decrease in gain on derivative instruments for the second quarter of 2026 compared to the first quarter of 2026 primarily reflects (i) a net loss of $262 million attributable to our natural gas contracts, which was comprised of a $290 million decrease in the value of our unsettled natural gas contracts largely due to unfavorable basis differentials on our natural gas basis swap contracts, partially offset by a $28 million increase in cash received for the settlement of contracts, (ii) a net gain of $194 million attributable to our oil contracts, which was comprised of a $270 million increase in the value of our unsettled positions as market prices declined compared to our contract prices at June 30, 2026 compared to March 31, 2026, and a $76 million decrease in cash received for the settlement of contracts, and (iii) other insignificant activity.

See Note 12—Derivatives of the notes to the condensed consolidated financial statements for further details regarding our derivative instruments.

Other Income (Expense). The following table shows other income and expenses for the periods indicated:

	Three Months Ended
(In millions)	June 30, 2026	March 31, 2026
Interest expense, net	$(56)	$(63)
Other income (expense), net	$(4)	$7
Gain (loss) on extinguishment of debt, net	$134	$(1)

The gain on extinguishment of debt, net for the second quarter of 2026 primarily relates to the tender offer in which we repurchased $777 million of aggregate principal value on our senior notes at an average of 81.1% of par value. See Note 8—Debt of the notes to the condensed consolidated financial statements for details regarding outstanding borrowings and retirements of senior notes.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the periods indicated:

	Three Months Ended
(In millions)	June 30, 2026	March 31, 2026
Provision for (benefit from) income taxes	$580	$32

The increase in our provision for income taxes for the second quarter of 2026 compared to the first quarter of 2026 was primarily due to the increase in pre-tax income between periods, which resulted largely from the first quarter of 2026 including a non-cash ceiling test impairment charge and an increase in our oil, natural gas and natural gas liquids revenues in the second quarter of 2026 as discussed above. See Note 11—Income Taxes of the notes to the condensed consolidated financial statements for further discussion of our income tax expense.

Comparison of the Six Months Ended June 30, 2026, and 2025

The following table sets forth selected operating data for the periods indicated:

	Six Months Ended June 30,
	2026	2025
Revenues (In millions):
Oil sales	$8,072	$5,891
Natural gas sales	(255)	309
Natural gas liquid sales	794	773
Total oil, natural gas and natural gas liquid revenues	$8,611	$6,973

Production Data:
Oil (MBbls)	94,680	87,943
Natural gas (MMcf)	246,681	210,697
Natural gas liquids (MBbls)	44,955	37,209
Combined volumes (MBOE)(1)	180,749	160,268

Daily oil volumes (BO/d)	523,094	485,873
Daily combined volumes (BOE/d)	998,613	885,459

Average Prices:
Oil ($ per Bbl)	$85.26	$66.99
Natural gas ($ per Mcf)	$(1.03)	$1.47
Natural gas liquids ($ per Bbl)	$17.66	$20.77
Combined ($ per BOE)	$47.64	$43.51

Oil, hedged ($ per Bbl)(2)	$83.53	$66.10
Natural gas, hedged ($ per Mcf)(2)	$0.73	$2.35
Natural gas liquids, hedged ($ per Bbl)(2)	$17.66	$20.77
Average price, hedged ($ per BOE)(2)	$49.15	$44.19
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables set forth the mix of our production data by product and basin for the periods indicated:

	Six Months Ended June 30,
	2026	2025
Oil (MBbls)	52%	55%
Natural gas (MMcf)	23	22
Natural gas liquids (MBbls)	25	23
	100%	100%

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
Production Data:
Oil (MBbls)	87,116	7,286	278	94,680	80,980	6,877	86	87,943
Natural gas (MMcf)	219,827	25,120	1,734	246,681	191,322	18,746	629	210,697
Natural gas liquids (MBbls)	41,253	3,564	138	44,955	34,615	2,545	49	37,209
Total (MBOE)	165,007	15,037	705	180,749	147,482	12,546	240	160,268

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the six months ended June 30, 2026, increased by $1.6 billion, or 23%, to $8.6 billion from the same period in 2025. This net increase consisted of an additional $973 million from higher average prices received for our oil production, offset partially by lower natural gas and natural gas liquids prices received in 2026 and an additional $665 million from the 13% growth in our combined production volumes.

Approximately 33% of the increase in our combined production volumes was attributable to Viper’s Sitio Acquisition and 16% was attributable to the Double Eagle Acquisition. The remainder of production growth is largely attributable to new wells added between periods.

Net Sales of Purchased Oil. We enter into purchase transactions and separate sales transactions with third parties to satisfy certain of our unused oil pipeline capacity commitments. The following table presents the net sales of purchased oil from third parties for the periods indicated:

	Six Months Ended June 30,
(In millions)	2026	2025
Sales of purchased oil	$1,124	$709
Purchased oil expense	1,123	713
Net purchased oil sales (expense)	$1	$(4)

Other Revenues. The following table shows other revenues for the periods indicated:

	Six Months Ended June 30,
(In millions)	2026	2025
Other operating income	$67	$44

Other operating income increased for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to a $13 million increase in lease bonus income recorded by Viper following its Sitio Acquisition and the 2025 Drop Down, as well as other individually insignificant activity.

Lease Operating Expenses. The following table shows lease operating expenses for the periods indicated:

	Six Months Ended June 30,
	2026		2025
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$1,099	$6.08	$848	$5.29

Lease operating expenses increased for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to (i) a $54 million increase in water disposal costs following the divestiture of the Company’s Environmental Disposal Systems, LLC subsidiary in the fourth quarter of 2025, (ii) recording a $43 million reduction in estimated prior period water related costs during the six months ended June 30, 2025, (iii) a $36 million increase to operate wells acquired in the Double Eagle Acquisition, (iv) a $35 million increase in workover and maintenance costs and (v) a $34 million increase attributable to higher production volumes during the six months ended June 30, 2026, (vi) a downward adjustment to initial cost estimates related to producing properties acquired in connection with the Endeavor Acquisition during the six months ended June 30, 2025, and (vii) other individually insignificant activity.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the periods indicated:

	Six Months Ended June 30,
	2026			2025
(In millions, except per BOE amounts)	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue
Production taxes	$427	$2.36	4.9%	$327	$2.04	4.7%
Ad valorem taxes	143	0.79	1.7	115	0.72	1.6
Total production and ad valorem expense	$570	$3.15	6.6%	$442	$2.76	6.3%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of revenue from sales of oil, natural gas and natural gas liquids remained consistent in the first half of 2026 compared to the first half of 2025.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes remained relatively consistent per BOE and as a percentage of revenue from sales of oil, natural gas and natural gas liquids for the six months ended June 30, 2026, compared to the same period in 2025.

Gathering, Processing and Transportation Expense. The following table shows gathering, processing and transportation expenses for the periods indicated:

	Six Months Ended June 30,
	2026		2025
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering, processing and transportation	$233	$1.29	$256	$1.60

The decrease in gathering, processing and transportation expense for the six months ended June 30, 2026, compared to the same period in 2025 primarily relates to higher utilization of arrangements that require net presentation within related revenues in the second quarter of 2026, partially offset by an increase due to increased production volumes for the six months ended June 30, 2026.

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the periods indicated:

	Six Months Ended June 30,
(In millions, except BOE amounts)	2026	2025
Depletion of proved oil and natural gas properties	$2,509	$2,295
Depreciation and amortization of other property and equipment	35	46
Other amortization	5	4
Asset retirement obligation accretion	16	18
Depreciation, depletion, amortization and accretion	$2,565	$2,363
Oil and natural gas properties depletion rate per BOE	$13.88	$14.32
Depreciation, depletion, amortization and accretion per BOE	$14.19	$14.74

The increase in depletion of proved oil and natural gas properties of $214 million for the six months ended June 30, 2026, compared to the same period in 2025 consists of $293 million from growth in production volumes, which was partially offset by a $79 million reduction attributable to a decrease in the depletion rate. The depletion rate declined due to a reduction in the depletable asset base, which was caused by the ceiling test impairment recorded in the fourth quarter of 2025 and the first quarter of 2026 as discussed below. This reduction was partially offset by the addition of higher value leasehold costs and proved reserves to the depletable base from the Double Eagle Acquisition and, to a lesser extent, Viper’s Sitio Acquisition.

Impairment of Oil and Natural Gas Properties. The following table shows impairment of oil and natural gas properties for the periods indicated:

	Six Months Ended June 30,
(In millions)	2026	2025
Impairment of oil and natural gas properties	$1,400	$—

The non-cash ceiling test impairment charge of $1.4 billion for the six months ended June 30, 2026 primarily resulted from the decline in SEC Prices during the preceding twelve months.

General and Administrative Expenses. The following table shows the cash and non-cash general and administrative expenses incurred in the periods indicated:

	Six Months Ended June 30,
	2026		2025
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$105	$0.58	$101	$0.63
Non-cash stock-based compensation	46	0.25	39	0.24
Total general and administrative expenses	$151	$0.83	$140	$0.87

Other Operating Expenses, Net. The following table shows the other operating expenses for the periods indicated:

	Six Months Ended June 30,
(In millions)	2026	2025
Other operating expenses, net	$33	$152

The decrease in other operating expenses for the six months ended June 30, 2026, compared to the same period in 2025 primarily resulted from (i) a $72 million reduction in merger and transaction costs due to the 2025 period, including costs incurred for the Endeavor Acquisition, the 2025 Drop Down and other individually insignificant transactions, and (ii) a $45 million decrease in midstream service expense following the divestiture of the Company’s Environmental Disposal Systems, LLC subsidiary in the fourth quarter of 2025.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the periods indicated:

	Six Months Ended June 30,
(In millions)	2026	2025
Gain (loss) on derivative instruments, net(1)	$166	$29
Net cash received (paid) on settlements(1)	$246	$48
(1)The six months ended June 30, 2026, includes cash paid on interest rate swaps terminated prior to their contractual maturity of $27 million and cash received for the early termination of commodity contracts of $1 million.

The increase in gain on derivative instruments for the six months ended June 30, 2026, compared to the same period in 2025 primarily reflects (i) a $278 million gain attributable to our natural gas contracts, which was comprised of a $249 million increase in cash received upon settlement of contracts and a $29 million increase in the value of our unsettled natural gas costless collars and basis swaps, and (ii) other insignificant changes due to the termination of our interest rate swaps. These gains were partially offset by an additional loss of $124 million attributable to our oil contracts, which was comprised of (i) a $103 million decrease in the value of our unsettled contracts due primarily to basis puts and puts added between periods being in a liability position, (ii) an $85 million decrease in cash received for the settlement of contracts and (iii) a $64 million increase in the value of our unsettled roll swaps and basis swaps.

See Note 12—Derivatives of the notes to the condensed consolidated financial statements for further details regarding our derivative instruments.

Other Income (Expense). The following table shows other income and expenses for the periods indicated:

	Six Months Ended June 30,
(In millions)	2026	2025
Interest expense, net	$(119)	$(96)
Other income (expense), net	$3	$37
Gain (loss) on extinguishment of debt, net	$133	$55

Interest expense, net increased by $23 million for the six months ended June 30, 2026, compared to the same period in 2025. This increase primarily consisted of (i) a $32 million decrease in capitalized interest costs, which increased interest expense, (ii) a net increase of $18 million related to the issuance of Viper’s 4.900% Senior Notes due 2030 and 5.700% Senior Notes due 2035 and the redemption of its 5.375% Senior Notes due 2027 and 7.375% Senior Notes due 2031 in the third quarter of 2025, and (iii) a $15 million increase attributable to the 2035 Notes issued in April 2025. These increases were partially offset by a $50 million reduction in interest expense due to retirements of the Company’s debt during 2026 and 2025 and other individually insignificant activity.

See Note 8—Debt of the notes to the condensed consolidated financial statements for further details regarding outstanding borrowings.

Other income (expense), net for the six months ended June 30, 2026, decreased compared to the same period in 2025, primarily due to receiving a $42 million distribution from an equity method investee during the six months ended June 30, 2025, partially offset by a $10 million increase in income from equity method investees and other individually insignificant items.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the periods indicated:

	Six Months Ended June 30,
(In millions)	2026	2025
Provision for (benefit from) income taxes	$612	$607

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

At June 30, 2026, we had approximately $3.4 billion of liquidity consisting of $385 million in standalone cash and cash equivalents and $3.0 billion available under our credit facility. At June 30, 2026, we had approximately $1.5 billion of senior notes maturing in the next 12 months.

Future cash flows are subject to a number of variables, including the level of our oil and natural gas production and the volatility of commodity prices. In order to mitigate volatility in oil and natural gas prices, we enter into derivative contracts as discussed further in Note 12—Derivatives of the notes to the condensed consolidated financial statements of this report. The level of our hedging activity and duration of the financial instruments employed depend on our desired cash flow protection, available hedge prices, the magnitude of our capital program and our operating strategy.

Cash Flow

Our cash flows for the six months ended June 30, 2026, and 2025 are presented below:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Net cash provided by (used in) operating activities	$5,417	$4,032
Net cash provided by (used in) investing activities	(2,053)	(5,632)
Net cash provided by (used in) financing activities	(3,006)	1,657
Net increase (decrease) in cash	$358	$57

Operating Activities

The increase in operating cash flows for the six months ended June 30, 2026, compared to the same period in 2025 primarily resulted from (i) $1.7 billion in additional revenues, excluding sales of purchased oil, (ii) an increase of $198 million in cash received on settlements of derivatives, and (iii) a decrease of $98 million in cash paid for taxes. These were partially offset by (i) changes in working capital accounts, excluding taxes payable, of $295 million due primarily to higher prices received for oil sales accrued at June 30, 2026 compared to June 30, 2025 and the timing of when payments are made or received, and (ii) higher cash operating expenses, excluding purchased oil expense, of approximately $241 million. See “—Results of Operations” for discussion of significant changes in our revenues and expenses.

Investing Activities

The majority of our net cash used in investing activities during the six months ended June 30, 2026, was for drilling and completion costs incurred in conjunction with our development program as well as the acquisition of properties and equipment. These cash expenditures were partially offset by the proceeds from the Viper Non-Permian Divestiture. See Note 4—Acquisitions and Divestitures for further discussion of the Viper Non-Permian Divestiture.

The majority of our net cash used in investing activities during the six months ended June 30, 2025, was for drilling and completion costs incurred in conjunction with our development program as well as the acquisition of properties and equipment for the Double Eagle Acquisition.

Capital Expenditure Activities

Our capital expenditures excluding acquisitions and equity method investments (on a cash basis) were as follows for the specified period:

	Six Months Ended June 30,
	2026	2025
	(In millions)
Operated drilling and completion additions to oil and natural gas properties(1)	$(1,626)	$(1,571)
Non-operated additions to oil and natural gas properties and other	(303)	(235)
Total	$(1,929)	$(1,806)
(1) See “—Transactions and Recent Developments—Upstream Operations” above for additional detail on wells drilled and turned to production during the three and six months ended June 30, 2026.

Financing Activities

During the six months ended June 30, 2026, net cash used in financing activities was primarily attributable to (i) $1.1 billion for the repayment of our 2025 Term Loan and the Viper 2025 Term Loan, (ii) $917 million of repurchases as part of our and Viper’s share repurchase programs, (iii) $697 million in repurchases of senior notes, (iv) $609 million of dividends paid to stockholders, including dividend equivalent rights, (v) $279 million in dividends paid to non-controlling interest, (vi) $10 million in repayments on our credit facilities, net of borrowings, and (vii) various other individually insignificant costs. These cash outflows were partially offset by $589 million in proceeds from the Secondary Offering.

During the six months ended June 30, 2025, net cash provided by financing activities was primarily attributable to (i) $1.5 billion of proceeds from the 2025 Term Loan Agreement, (ii) $1.2 billion of proceeds from the issuance of the 5.550% senior notes due in 2035, (iii) $1.2 billion in proceeds from Viper’s public offering of Class A common stock, and (iv) $659 million in borrowings under our credit facilities, net of repayments. These cash inflows were partially offset by (i) $983 million of repurchases as part of our and Viper’s share repurchase programs, (ii) $900 million in repayments in borrowings on a previously outstanding term loan, (iii) $584 million of dividends paid to our stockholders, including dividend equivalent rights, (iv) $244 million in repurchases of senior notes, (v) $177 million in dividends paid to non-controlling interest, and (vi) various other individually insignificant costs.

Capital Resources

Our working capital requirements are primarily supported by our cash and cash equivalents and available borrowings under the Revolving Credit Facility. We may draw on the Revolving Credit Facility to meet short-term cash requirements, or issue debt or equity securities as part of our longer-term liquidity and capital management program. Because of the alternatives available to us, we believe that our short-term and long-term liquidity are adequate to fund not only our current operations, but also our near-term and long-term funding requirements.

Revolving Credit Facilities

Diamondback’s Revolving Credit Facility

As of June 30, 2026, our Revolving Credit Facility, which matures on June 12, 2031, had a maximum credit amount of $3.0 billion, which was fully available for future borrowings.

Viper’s Revolving Credit Facility

The Viper Revolving Credit Facility, which matures on June 12, 2031, provides for a commitment amount of $2.0 billion. As of June 30, 2026, the Viper Revolving Credit Facility had $95 million in outstanding borrowings and approximately $1.9 billion available for future borrowings.

For additional discussion of our revolving credit facilities as of June 30, 2026, see Note 8—Debt of the notes to the condensed consolidated financial statements.

Capital Requirements

2026 Capital Spending Plan

In support of our long-term strategy, we expect to continue adjusting our development activity in response to market conditions, including converting a portion of our drilled but uncompleted well inventory into producing wells. We expect our inventory of development locations to enhance operational flexibility by providing the ability to adjust capital allocation, activity levels and development timing as market conditions evolve. As previously announced, in the second quarter of 2026, our board of directors approved increasing our 2026 capital budget guidance by 4% to approximately $3.90 billion, which includes $3.31 billion for operated horizontal drilling and completions.

The amount and timing of our capital expenditures are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. We are currently operating 17 drilling rigs and five completion crews. We will continue monitoring commodity prices and overall market conditions and can adjust our rig cadence and our capital expenditure budget in response to changes in commodity prices and overall market conditions.

Debt Instruments

As of June 30, 2026, our debt, including the debt of Viper, consisted of approximately $12.7 billion in aggregate outstanding principal amount of senior notes and $95 million in aggregate outstanding borrowings under revolving credit facilities.

Other Contractual Obligations and Commitments

We entered into a fixed price contract for the purchase of electrical power from 2028 through 2034 during the three and six months ended June 30, 2026. As a result, we expect to incur additional future electrical power costs of approximately $519 million in the aggregate through 2034. See Note 15—Commitments and Contingencies of the notes to the condensed consolidated financial statements for further information regarding this commitment.

Return of Capital Commitment

Beginning in the second quarter of 2026, our board of directors approved the removal of our minimum 50% return of capital quarterly commitment to allow the Company more discretion in the allocation of Free Cash Flow. Further, on July 30, 2026, our board of directors declared a base cash dividend for the second quarter of 2026 of $1.10 per share of common stock.

On July 30, 2026, our board of directors approved an increase in our common stock repurchase program, from $8.0 billion to $16.0 billion, excluding the 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the IRA. Since the inception of the stock repurchase program through July 31, 2026, we have repurchased an aggregate of 43.0 million shares of our common stock for a total cost of $6.1 billion, which includes $814 million for the repurchase of 5.0 million shares from SGF, excluding excise tax, leaving approximately $9.9 billion for future repurchases under such stock repurchase program.

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

	June 30, 2026	December 31, 2025
Summarized Balance Sheets:	(In millions)
Assets:
Current assets	$1,111	$844
Property and equipment, net	$18,674	$19,670
Other noncurrent assets	$190	$142
Liabilities:
Current liabilities	$4,615	$3,304
Intercompany accounts payable, non-guarantor subsidiary	$8,524	$6,970
Long-term debt	$9,388	$11,540
Other noncurrent liabilities	$1,913	$2,186

Six Months Ended June 30, 2026
Summarized Statement of Operations:	(In millions)
Revenues	$4,052
Income (loss) from operations(1)	$(119)
Net income (loss)	$(402)
(1)During the six months ended June 30, 2026, the Company recorded a non-cash impairment that is reflected in the summarized results of the guarantor group. This impairment is not indicative of cash flows available for debt service.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the repayment and termination of the Viper 2025 Term Loan in the first quarter of 2026 and the repayment and termination of the 2025 Term Loan in the second quarter of 2026, information regarding market risks for the six months ended June 30, 2026 did not differ materially from that disclosed in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of June 30, 2026, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. Viper is in the process of integrating the entities acquired in the Sitio Acquisition. As a result of these integration activities, certain controls will be evaluated and may be changed. Except as noted above, there have not been any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common stock repurchase activity for the three months ended June 30, 2026, and amounts that may yet be purchased as of June 30, 2026 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)(4)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(3)(4)
	(In millions, except per share amounts, shares in thousands)
April 1, 2026 - April 30, 2026	—	$189.10	—	$2,117
May 1, 2026 - May 31, 2026	108	$193.45	108	$2,096
June 1, 2026 - June 30, 2026	648	$185.50	648	$1,976
Total	756	$186.63	756
(1)Includes 444 shares of common stock repurchased from executives in order to satisfy tax withholding requirements. Such shares are canceled and retired immediately upon repurchase.
(2)The average price paid per share includes any commissions paid to repurchase stock.
(3)On July 30, 2026, our board of directors approved an increase in our common stock repurchase authorization from $8.0 billion to $16.0 billion, excluding excise tax. As of July 31, 2026, approximately $9.9 billion remains available for future repurchases under such stock repurchase program, excluding excise tax. The stock repurchase program has no time limit and may be suspended, modified, or discontinued by the board of directors at any time.
(4)The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

ITEM 5.    OTHER INFORMATION

Trading Arrangements

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026.

Executive Retirement Policy

On August 1, 2026, the compensation committee (the “Compensation Committee”) of the board of directors of the Company adopted the Diamondback Energy, Inc. Executive Retirement Policy (the “Executive Retirement Policy”), effective as of August 1, 2026, to provide for certain payments and benefits upon the qualifying retirement of an eligible employee of the Company, Diamondback E&P LLC, or any other subsidiary or affiliate designated by the Compensation Committee, including the following named executive officers of the Company: Kaes Van’t Hof (Chief Executive Officer), Jere W. Thompson III (Chief Financial Officer), Teresa L. Dick (Executive Vice President of Accounting), Daniel Wesson (Chief Operating Officer) and Matt Zmigrosky (Chief Legal and Administrative Officer).

Pursuant to the Executive Retirement Policy, a qualifying retirement generally occurs when a participant voluntarily retires from employment on or after the date on which (i) the participant has attained at least 55 years of age, (ii) the sum of the participant’s age and years of employment equals or exceeds 65, and (iii) the participant has completed at least 10 years of employment; in addition, the participant must provide at least six months’ advance written notice of his or her retirement.

Upon a qualifying retirement, a participant will be entitled to:

•full accelerated vesting of all outstanding and unvested restricted stock units held by the participant that were granted on or after the effective date of the Executive Retirement Policy;
•continued eligibility to vest in all outstanding performance stock units held by the participant, based on actual achievement of applicable performance goals, for up to 12 months following the participant’s retirement date (or 24 months for participants with at least 15 years of employment);
•a prorated target annual bonus for the year in which the retirement date occurs; and
•a lump-sum cash payment equal to the participant’s monthly COBRA premium multiplied by the lesser of 18 and the number of months (including full and partial months) between the participant’s retirement date and the date on which the participant attains age 65.

The foregoing qualifying retirement payments and benefits are subject to the participant’s execution of a general release of claims and continued compliance with applicable restrictive covenants.

The foregoing description of the Executive Retirement Policy does not purport to be complete and is qualified in its entirety by reference to the text of the Executive Retirement Policy, a copy of which is filed as an exhibit to this report.

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

10.1#
Seventeenth Amendment to Second Amended and Restated Credit Agreement, dated as of June 12, 2026, by and among the Company, as borrower, the lenders and other parties party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No 001-35700, filed by the Company with the SEC on June 15, 2026).

10.2#
First Amendment to Credit Agreement, dated as of June 12, 2026, by and among, New Viper, Former Viper, Viper Energy Partners LP, as borrower, the lenders and guarantors party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 of New Viper’s Form 8-K (File No. 001-42807), filed on June 15, 2026).

10.3+*	Diamondback Energy, Inc. Executive Retirement Policy
22.1	List of Issuers and Subsidiary Guarantors (incorporated by reference to Exhibit 22.1 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on August 5, 2021).
31.1*	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________

*	Filed herewith.
**	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
+	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMONDBACK ENERGY, INC.

Date:	August 5, 2026	/s/ Kaes Van’t Hof
Kaes Van’t Hof
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2026	/s/ Jere W. Thompson III
Jere W. Thompson III
Chief Financial Officer
(Principal Financial Officer)