Form 10-Q
period 2026-09-30
Diamondback Energy, Inc.
filed 2026-11-04
CIK 1539838

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 30, 2026, the registrant had 279,167,841 shares of common stock outstanding.

DIAMONDBACK ENERGY, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026
i

GLOSSARY OF OIL AND NATURAL GAS TERMS

The following is a glossary of certain oil and natural gas industry terms that are used in this Quarterly Report on Form 10-Q (this “report”) and our other periodic reports under the Exchange Act:

Argus WTI Houston	Grade of oil that serves as a benchmark price for oil at Houston, Texas.
Argus WTI Midland	Grade of oil that serves as a benchmark price for oil at Midland, Texas.
Basin	A large depression on the earth’s surface in which sediments accumulate.
Bbl or barrel	One stock tank barrel, or 42 U.S. gallons liquid volume, used in this report in reference to crude oil or other liquid hydrocarbons.
BO/d	One barrel of crude oil per day.
BOE	One barrel of crude oil equivalent, with six thousand cubic feet of natural gas being equivalent to one barrel of oil.
BOE/d	One BOE per day.
Brent	A major trading classification of light sweet oil that serves as a benchmark price for oil worldwide.
Completion	The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas or oil, or in the case of a dry hole, the reporting of abandonment to the appropriate agency.
Crude oil	Liquid hydrocarbons retrieved from geological structures underground to be refined into fuel sources.
Development costs	Capital costs incurred in the acquisition, exploitation and exploration of proved oil and natural gas reserves.
Differential	An adjustment to the price of oil or natural gas from an established spot market price to reflect differences in the quality and/or location of oil or natural gas.
Exploitation	A development or other project which may target proven or unproven reserves (such as probable or possible reserves), but which generally has a lower risk than that associated with exploration projects.
Formation	A layer of rock which has distinct characteristics that differ from nearby rock.
Fracturing	The process of creating and preserving a fracture or system of fractures in a reservoir rock typically by injecting a fluid under pressure through a wellbore and into the targeted formation.
Henry Hub	Natural gas gathering point that serves as a benchmark price for natural gas futures on the NYMEX.
Horizontal drilling	A drilling technique used in certain formations where a well is drilled vertically to a certain depth and then drilled at a right angle within a specified interval.
Horizontal wells	Wells drilled directionally horizontal to allow for development of structures not reachable through traditional vertical drilling mechanisms.
HSC Hub	Natural gas gathering point that serves as a benchmark price for natural gas at the Houston Ship Channel area.
MBbls	One thousand barrels of crude oil and other liquid hydrocarbons.
MBOE	One thousand BOE, determined using a ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.
MBOE/d	One thousand BOE per day.
Mcf	One thousand cubic feet of natural gas.
Mineral interests	The interests in ownership of the resource and mineral rights, giving an owner the right to profit from the extracted resources.
MMBtu	One million British Thermal Units.
MMcf	Million cubic feet of natural gas.
Net acres or net wells	The sum of the fractional working interest owned in gross acres.
Net royalty acres	Net mineral acres multiplied by the average lease royalty interest and other burdens.
Oil and natural gas properties	Tracts of land consisting of properties to be developed for oil and natural gas resource extraction.
Operator	The individual or company responsible for the exploration and/or production of an oil or natural gas well or lease.
Plugging and abandonment	Refers to the sealing off of fluids in the reservoir penetrated by a well so that the fluids from one reservoir will not escape into another or to the surface.
Proved reserves	The estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be commercially recoverable in future years from known reservoirs under existing economic and operating conditions.

Reserves	Reserves are estimated remaining quantities of oil and natural gas and related substances anticipated to be economically producible, as of a given date, by application of development projects to known accumulations. In addition, there must exist, or there must be a reasonable expectation that there will exist, the legal right to produce or a revenue interest in the production, installed means of delivering oil and natural gas or related substances to the market and all permits and financing required to implement the project. Reserves should not be assigned to adjacent reservoirs isolated by major, potentially sealing, faults until those reservoirs are penetrated and evaluated as economically producible. Reserves should not be assigned to areas that are clearly separated from a known accumulation by a non-productive reservoir (i.e., absence of reservoir, structurally low reservoir or negative test results). Such areas may contain prospective resources (i.e., potentially recoverable resources from undiscovered accumulations).
Reservoir	A porous and permeable underground formation containing a natural accumulation of producible natural gas and/or crude oil that is confined by impermeable rock or water barriers and is separate from other reservoirs.
Royalty interest	An interest that gives an owner the right to receive a portion of the resources or revenues without having to carry any costs of development, which may be subject to expiration.
Waha Hub	Natural gas gathering point that serves as a benchmark price for natural gas in western Texas and New Mexico.
Working interest	An operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and receive a share of production and requires the owner to pay a share of the costs of drilling and production operations.
WTI	West Texas Intermediate, a light sweet blend of oil produced from fields in western Texas and is a grade of oil that serves as a benchmark for oil on the NYMEX.
WTI Cushing	Grade of oil that serves as a benchmark price for oil at Cushing, Oklahoma.

GLOSSARY OF CERTAIN OTHER TERMS

The following is a glossary of certain other terms that are used in this report and our other periodic reports under the Exchange Act:

ASU	Accounting Standards Update.
Diamondback E&P	Diamondback E&P LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company.
Equity Plan	The Company’s 2021 Amended and Restated Equity Incentive Plan.
Exchange Act	The Securities Exchange Act of 1934, as amended.
FASB	Financial Accounting Standards Board.
Free Cash Flow	A non-GAAP financial measure calculated as cash flow from operating activities before changes in working capital in excess of cash capital expenditures.
GAAP	Accounting principles generally accepted in the United States.
Guaranteed Senior Notes	The outstanding senior notes issued by Diamondback Energy, Inc. under indentures where Diamondback E&P is the sole guarantor, consisting of the 3.250% Senior Notes due 2026, 5.200% Senior Notes due 2027, 3.500% Senior Notes due 2029, 5.150% Senior Notes due 2030, 3.125% Senior Notes due 2031, 6.250% Senior Notes due 2033, 5.400% Senior Notes due 2034, 5.550% Senior Notes due 2035, 4.400% Senior Notes due 2051, 4.250% Senior Notes due 2052, 6.250% Senior Notes due 2053, 5.750% Senior Notes due 2054 and 5.900% Senior Notes due 2064.
Nasdaq	The Nasdaq Global Select Market.
NYMEX	New York Mercantile Exchange.
OPEC	Organization of the Petroleum Exporting Countries.
SEC	United States Securities and Exchange Commission.
SEC Prices	Unweighted arithmetic average of the first-day-of-the-month price for each month during the 12-month period prior to the ending date of the period covered by this report.
Securities Act	The Securities Act of 1933, as amended.
SOFR	The secured overnight financing rate.
TSR	Total stockholder return of the Company’s common stock.
Viper	(i) New Viper following the Sitio Acquisition, and (ii) Former Viper prior to the Sitio Acquisition, (each term as defined in Note 1—Description of the Business and Basis of Presentation in Part I. Item 1. Financial Statements of this report).
Viper LLC
Prior to December 23, 2025, Viper Energy Partners LLC, a Delaware limited liability company and a subsidiary of Viper Energy, Inc. and after December 23, 2025, VNOM Holding Company LLC, a Delaware limited liability company and a consolidated subsidiary of Viper Energy, Inc.

Wells Fargo	Wells Fargo Bank, National Association.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Various statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which involve risks, uncertainties and assumptions. All statements, other than statements of historical fact, including statements regarding our: future performance; business strategy; future operations (including drilling plans and capital plans); estimates and projections of revenues, losses, costs, expenses, returns, cash flow and financial position; reserve estimates and our ability to replace or increase reserves; anticipated benefits or other effects of strategic transactions (including the 2026 Drop Down, the Viper Riverbend Acquisition, the Viper McElroy Ranch Acquisition and Viper’s Sitio Acquisition (in each case, as defined below) discussed in this report and other acquisitions or divestitures); and plans and objectives of management (including plans for future cash flow from operations and for executing environmental strategies) are forward-looking statements. When used in this report, the words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “model,” “outlook,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negative of such terms) as they relate to the Company are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. Although we believe that the expectations and assumptions reflected in our forward-looking statements are reasonable as and when made, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond our control. In particular, the factors discussed in this report and detailed under Part II, Item 1A. Risk Factors in this report and our Annual Report on Form 10–K for the year ended December 31, 2025, could affect our actual results and cause our actual results to differ materially from expectations, estimates or assumptions expressed, forecasted or implied in such forward-looking statements. Unless the context requires otherwise, references to “we,” “us,” “our” or the “Company” are intended to mean the business and operations of the Company and its consolidated subsidiaries.

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
•regional supply and demand factors, including delays, curtailments or interruptions of production, or governmental orders, rules or regulations that impose production limits;
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
•risks from our return of capital activity, and uncertainties over our future dividends and share repurchases;
•difficulty in obtaining necessary approvals and permits;
•severe weather conditions and natural disasters;
•changes in the financial strength of counterparties to our credit facilities and hedging contracts;
•our substantial indebtedness and restrictions to our operating and financial flexibility;
•changes in our credit rating;
•failure to identify, complete and successfully integrate acquisitions, including Viper’s McElroy Ranch Acquisition, Viper’s Riverbend Acquisition and Viper’s Sitio Acquisition;
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

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except per share amounts, shares in thousands)
Revenues:
Oil sales	$4,216	$2,994	$12,288	$8,885
Natural gas sales	151	87	(104)	396
Natural gas liquid sales	487	366	1,281	1,139
Sales of purchased oil	536	459	1,660	1,168
Other operating income	41	18	108	62
Total revenues	5,431	3,924	15,233	11,650
Costs and expenses:
Lease operating expenses	568	490	1,667	1,338
Production and ad valorem taxes	287	212	857	654
Gathering, processing and transportation	126	122	359	378
Purchased oil expense	540	455	1,663	1,168
Depreciation, depletion, amortization and accretion	1,320	1,286	3,885	3,649
Impairment of oil and natural gas properties	—	—	1,400	—
General and administrative expenses	83	70	234	210
Other operating expenses, net	7	53	40	205
Total costs and expenses	2,931	2,688	10,105	7,602
Income (loss) from operations	2,500	1,236	5,128	4,048
Other income (expense):
Interest expense, net	(55)	(70)	(174)	(166)
Other income (expense), net	5	116	8	153
Gain (loss) on derivative instruments, net	(182)	120	(16)	149
Gain (loss) on extinguishment of debt, net	4	(32)	137	23
Total other income (expense), net	(228)	134	(45)	159
Income (loss) before income taxes	2,272	1,370	5,083	4,207
Provision for (benefit from) income taxes	501	287	1,113	894
Net income (loss)	1,771	1,083	3,970	3,313
Net income (loss) attributable to non-controlling interest	168	65	460	191
Net income (loss) attributable to Diamondback Energy, Inc.	$1,603	$1,018	$3,510	$3,122

Earnings (loss) per common share:
Basic	$5.69	$3.51	$12.41	$10.71
Diluted	$5.69	$3.51	$12.41	$10.71
Weighted average common shares outstanding:
Basic	279,959	288,826	281,307	290,188
Diluted	279,959	288,826	281,307	290,188

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2026	2025
	(In millions, except par values and share data)
Assets
Current assets:
Cash and cash equivalents ($10 million and $13 million related to Viper)	$558	$104
Restricted cash	2	2
Accounts receivable:
Joint interest and other, net	247	258
Oil and natural gas sales, net ($496 million and $262 million related to Viper)	2,118	1,128
Inventories	64	86
Prepaid expenses and other current assets	158	337
Total current assets	3,147	1,915
Property and equipment:
Oil and natural gas properties:
Proved properties ($10,102 million and $9,746 million related to Viper)	77,090	71,588
Unproved properties ($5,213 million and $4,910 million related to Viper)	22,990	23,941
Other property, equipment and land	932	874
Accumulated depletion, depreciation, amortization and impairment ($3,062 million and $2,455 million related to Viper)	(33,000)	(27,782)
Property and equipment, net	68,012	68,621
Other assets	951	523
Total assets	$72,110	$71,059
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued capital expenditures	$1,374	$1,168
Current maturities of debt	1,548	763
Other accrued liabilities	1,033	1,108
Revenues and royalties payable	1,645	1,397
Derivative instruments	47	15
Income taxes payable	92	149
Total current liabilities	5,739	4,600
Long-term debt ($2,394 million and $2,186 million related to Viper)	11,682	13,726
Deferred income taxes	8,936	9,141
Other long-term liabilities	620	625
Total liabilities	26,977	28,092
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value; 800,000,000 shares authorized; 279,241,756 and 284,594,908 shares issued and outstanding at September 30, 2026, and December 31, 2025, respectively	3	3
Additional paid-in capital	31,638	32,236
Retained earnings (accumulated deficit)	7,332	4,740
Accumulated other comprehensive income (loss)	(7)	(7)
Total Diamondback Energy, Inc. stockholders’ equity	38,966	36,972
Non-controlling interest	6,167	5,995
Total equity	45,133	42,967
Total liabilities and stockholders’ equity	$72,110	$71,059

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Cash flows from operating activities:
Net income (loss)	$3,970	$3,313
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for (benefit from) deferred income taxes	(213)	235
Depreciation, depletion, amortization and accretion	3,885	3,649
Impairment of oil and natural gas properties	1,400	—
(Gain) loss on extinguishment of debt, net	(137)	(23)
(Gain) loss on derivative instruments, net	16	(149)
Cash received (paid) on settlement of derivative instruments	149	108
Other	68	(6)
Changes in operating assets and liabilities:
Accounts receivable	(1,039)	138
Accounts payable and accrued liabilities	(133)	(355)
Income taxes payable	(138)	(515)
Revenues and royalties payable	270	28
Other	(82)	(8)
Net cash provided by (used in) operating activities	8,016	6,415
Cash flows from investing activities:
Additions to oil and natural gas properties	(2,955)	(2,580)
Property acquisitions	(1,909)	(5,411)
Proceeds from sale of assets	723	314
Other	(222)	(14)
Net cash provided by (used in) investing activities	(4,363)	(7,691)
Cash flows from financing activities:
Proceeds from debt	9,405	13,022
Repayment of debt	(10,547)	(9,720)
Repurchased shares under repurchase program	(431)	(1,576)
Repurchased shares - related party	(509)	—
Repurchased shares/units under Viper’s repurchase program	(318)	(100)
Net proceeds from Viper’s issuance of common stock	—	1,232
Proceeds from sale of Viper's common stock	589	—
Payments for dividends and dividend equivalents	(918)	(874)
Dividends to non-controlling interest	(437)	(256)
Other	(33)	(64)
Net cash provided by (used in) financing activities	(3,199)	1,664
Net increase (decrease) in cash, cash equivalents and restricted cash	454	388
Cash, cash equivalents and restricted cash at beginning of period	106	164
Cash, cash equivalents and restricted cash at end of period	$560	$552

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares	Amount
	(In millions, shares in thousands)
Balance at December 31, 2025	284,595	$3	$32,236	$4,740	$(7)	$5,995	$42,967
Viper stock-based compensation	—	—	—	—	—	2	2
Stock-based compensation	—	—	29	—	—	—	29
Cash paid for tax withholding on vested equity awards	(150)	—	(27)	—	—	—	(27)
Issuance of shares upon vesting of equity awards	134	—	—	—	—	—	—
Repurchased shares under repurchase program, including excise tax	(267)	—	(39)	—	—	—	(39)
Repurchased shares - related party, including excise tax	(3,000)	—	(514)	—	—	—	(514)
Repurchased shares under Viper’s repurchase program	—	—	—	—	—	(97)	(97)
Dividends to non-controlling interest	—	—	—	—	—	(120)	(120)
Dividends paid	—	—	—	(295)	—	—	(295)
Dividend equivalent rights payments	—	—	—	(3)	—	—	(3)
Proceeds from sale of Viper's common stock	—	—	219	—	—	308	527
Change in ownership of consolidated subsidiaries, net	—	—	106	—	—	(40)	66
Net income (loss)	—	—	—	25	—	119	144
Balance at March 31, 2026	281,312	3	32,010	4,467	(7)	6,167	42,640
Viper stock-based compensation	—	—	—	—	—	3	3
Stock-based compensation	—	—	30	—	—	—	30
Cash paid for tax withholding on vested equity awards	(1)	—	1	—	—	(1)	—
Issuance of shares upon vesting of equity awards	13	—	—	—	—	—	—
Repurchased shares under repurchase program, including excise tax	(756)	—	(142)	—	—	—	(142)
Repurchased shares under Viper’s repurchase program	—	—	—	—	—	(131)	(131)
Dividends to non-controlling interest	—	—	—	—	—	(159)	(159)
Dividends paid	—	—	—	(310)	—	—	(310)
Dividend equivalent rights payments	—	—	—	(1)	—	—	(1)
Change in ownership of consolidated subsidiaries, net	—	—	(33)	—	—	33	—
Net income (loss)	—	—	—	1,882	—	173	2,055
Balance at June 30, 2026	280,568	3	31,866	6,038	(7)	6,085	43,985
Viper stock-based compensation	—	—	—	—	—	3	3
Stock-based compensation	—	—	34	—	—	—	34
Cash paid for tax withholding on vested equity awards	(6)	—	(1)	—	—	—	(1)
Issuance of shares upon vesting of equity awards	28	—	—	—	—	—	—
Repurchased shares under repurchase program, including excise tax	(1,348)	—	(254)	—	—	—	(254)
Repurchased shares under Viper’s repurchase program	—	—	—	—	—	(90)	(90)
Dividends to non-controlling interest	—	—	—	—	—	(158)	(158)
Dividends paid	—	—	—	(308)	—	—	(308)
Dividend equivalent rights payments	—	—	—	(1)	—	—	(1)
Viper common stock issued for acquisition	—	—	—	—	—	152	152
Change in ownership of consolidated subsidiaries, net	—	—	(7)	—	—	7	—
Net income (loss)	—	—	—	1,603	—	168	1,771
Balance at September 30, 2026	279,242	$3	$31,638	$7,332	$(7)	$6,167	$45,133

See accompanying notes to condensed consolidated financial statements.

Diamondback Energy, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity - (Continued)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest	Total
	Shares	Amount
	(In millions, shares in thousands)
Balance at December 31, 2024	290,984	$3	$33,501	$4,238	$(6)	$2,126	$39,862
Viper stock-based compensation	—	—	—	—	—	1	1
Stock-based compensation	—	—	22	—	—	—	22
Cash paid for tax withholding on vested equity awards	(155)	—	(25)	—	—	—	(25)
Issuance of shares upon vesting of equity awards	115	—	—	—	—	—	—
Repurchased shares under repurchase program, including excise tax	(3,656)	—	(580)	—	—	—	(580)
Dividends to non-controlling interest	—	—	—	—	—	(95)	(95)
Dividends paid	—	—	—	(290)	—	—	(290)
Dividend equivalent rights payments	—	—	—	(1)	—	—	(1)
Viper LLC’s units issued for acquisition	—	—	—	—	—	119	119
Net proceeds from Viper’s issuance of common stock	—	—	—	—	—	1,232	1,232
Change in ownership of consolidated subsidiaries, net	—	—	206	—	—	(199)	7
Other comprehensive income (loss)	—	—	1	—	(1)	—	—
Net income (loss)	—	—	—	1,405	—	86	1,491
Balance at March 31, 2025	287,288	3	33,125	5,352	(7)	3,270	41,743
Viper stock-based compensation	—	—	—	—	—	2	2
Stock-based compensation	—	—	29	—	—	—	29
Cash paid for tax withholding on vested equity awards	(1)	—	(1)	—	—	—	(1)
Issuance of shares upon vesting of equity awards	17	—	—	—	—	—	—
Repurchased shares under repurchase program, including excise tax	(2,992)	—	(393)	—	—	—	(393)
Repurchased shares under Viper’s repurchase program	—	—	—	—	—	(10)	(10)
Dividends to non-controlling interest	—	—	—	—	—	(82)	(82)
Dividends paid	—	—	—	(291)	—	—	(291)
Dividend equivalent rights payments	—	—	—	(2)	—	—	(2)
Common shares issued for acquisition	6,843	—	1,101	—	—	—	1,101
Change in ownership of consolidated subsidiaries, net	—	—	(734)	—	—	718	(16)
Net income (loss)	—	—	—	699	—	40	739
Balance at June 30, 2025	291,155	3	33,127	5,758	(7)	3,938	42,819
Viper stock-based compensation	—	—	—	—	—	2	2
Stock-based compensation	—	—	29	—	—	—	29
Cash paid for tax withholding on vested equity awards	(4)	—	—	—	—	—	—
Issuance of shares upon vesting of equity awards	11	—	—	—	—	—	—
Repurchased shares under repurchase program, including excise tax	(4,286)	—	(608)	—	—	—	(608)
Repurchased shares under Viper’s repurchase program	—	—	—	—	—	(90)	(90)
Dividends to non-controlling interest	—	—	—	—	—	(79)	(79)
Dividends paid	—	—	—	(289)	—	—	(289)
Dividend equivalent rights payments	—	—	—	(1)	—	—	(1)
Viper common stock issued for acquisition	—	—	—	—	—	1,435	1,435
Viper LLC’s units issued for acquisition	—	—	—	—	—	1,326	1,326
Change in ownership of consolidated subsidiaries, net	—	—	58	—	—	(51)	7
Net income (loss)	—	—	—	1,018	—	65	1,083
Balance at September 30, 2025	286,876	$3	$32,606	$6,486	$(7)	$6,546	$45,634

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

As of September 30, 2026, the wholly owned subsidiaries of Diamondback include Diamondback E&P, a Delaware limited liability company, Rattler Midstream GP LLC, a Delaware limited liability company, Rattler Midstream LP, a Delaware limited partnership, QEP Resources, Inc., a Delaware corporation, Diamondback RE Holdco LLC, a Delaware limited liability company and Eclipse Merger Sub II, LLC, a Delaware limited liability company.

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including its publicly traded subsidiary, Viper Energy, Inc., after all significant intercompany balances and transactions have been eliminated upon consolidation. As of September 30, 2026, the Company is managed as one operating and reportable segment, the upstream segment, which is engaged in the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves primarily in the Permian Basin in West Texas and includes the activities of Viper as well as the Company’s remaining midstream operations.

On August 19, 2025, upon completion of Viper’s Sitio Acquisition (as defined and discussed in Note 4—Acquisitions and Divestitures), VNOM Sub, Inc., (formerly Viper Energy, Inc., “Former Viper”) became a wholly owned subsidiary of Viper Energy, Inc. (formerly New Cobra Pubco, Inc., “New Viper”).

As of September 30, 2026, the Company owned approximately 40% of Viper’s combined outstanding Class A common stock and Class B common stock on a fully diluted basis. This gives effect to an option for certain Viper LLC equity holders to purchase and exchange up to approximately 6.75 million shares of Class B common stock paired with an equivalent number of units representing limited liability company interests in Viper’s operating subsidiary (“Viper LLC Units”) into Viper Class A common stock. The Company determined that it controls the activities of Viper in accordance with the guidance for variable interest entities in Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” and therefore continues to consolidate Viper in the Company’s financial statements at September 30, 2026 as discussed further in Note 2—Summary of Significant Accounting Policies. The results of operations attributable to the non-controlling interest in Viper are presented within equity and net income and are shown separately from the equity and net income attributable to the Company.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on the previously reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

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

Variable Interest Entities

Consolidated Variable Interest Entity

Viper

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

Viper meets the definition of a variable interest entity (“VIE”) under ASC Topic 810, “Consolidation,” and the Company continues to be the primary beneficiary of the VIE through its ability, via existing contractual agreements, to direct the activities that most significantly affect Viper’s economic performance. The Company also has the obligation to absorb losses and the right to receive benefits that could be significant to Viper. As such, the Company continues to consolidate the activity of Viper.

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

Unconsolidated Variable Interest Entities

Power JV

On September 8, 2026, a wholly owned subsidiary of the Company entered into a joint venture agreement with a third party to form a power JV (the “Power JV”) to pursue power generation development opportunities. The Company’s initial contributions to the Power JV consisted of approximately $78 million in pre-funded capital contributions and 1,433 acres of net surface acreage with a fair value of approximately $22 million in exchange for a 35% membership interest.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
As of September 30, 2026, the Power JV met the definition of a VIE in which the Company has a variable interest. The Company has determined it is not the primary beneficiary as it does not have the power to direct the activities that most significantly affect the Power JV’s economic performance. Accordingly, the Company accounts for its investment in the Power JV under the equity method of accounting and includes its investment in the caption “Other assets” on the condensed consolidated balance sheet.

At September 30, 2026, the Company’s maximum exposure to any potential losses associated with the Power JV was limited to the Company’s investment of approximately $100 million. Should independent financing not be obtained and utilized by the Power JV, the Company has agreed to fund certain additional capital commitments which it estimates could range between approximately $250 million and $700 million.

Solitude JV

On August 16, 2026, the Company entered into a joint venture agreement with certain third parties to form SPS Parent, LLC (the “Solitude JV”) for the purpose of constructing and operating two large intrastate natural gas pipelines from the Permian Basin to Katy, Texas. The Company received a 7.5% membership interest in the Solitude JV and funded $25 million in capital commitments during the three months ended September 30, 2026. As of September 30, 2026, the Solitude JV was assessed and determined to be a VIE in which the Company has variable interests. The Company has determined it is not the primary beneficiary as it does not have the power to direct the activities that most significantly affect the Solitude JV. Accordingly, the Company accounts for its investment in the Solitude JV under the equity method of accounting and includes its investment in the caption “Other assets” on the condensed consolidated balance sheet.

At September 30, 2026, the Company’s maximum exposure to potential losses for the Solitude JV, including its current investment and future unfunded capital commitments, was approximately $269 million.

Recent Accounting Pronouncements

Recently Adopted Pronouncements

No significant accounting pronouncements were adopted during the three and nine months ended September 30, 2026.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
3.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue from Contracts with Customers

The following tables present the Company’s revenue from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Oil sales	$4,216	$2,994	$12,288	$8,885
Natural gas sales	151	87	(104)	396
Natural gas liquid sales	487	366	1,281	1,139
Total oil, natural gas and natural gas liquid revenues	4,854	3,447	13,465	10,420
Sales of purchased oil	536	459	1,660	1,168
Other service revenues	15	8	49	38
Total revenue from contracts with customers(1)	$5,405	$3,914	$15,174	$11,626
(1)    Total revenues in the condensed consolidated statements of operations include revenues from sources other than contracts with customers of approximately $26 million and $10 million for the three months ended September 30, 2026 and 2025, respectively, and $59 million and $24 million for the nine months ended September 30, 2026 and 2025, respectively.

The following tables present the Company’s revenue from oil, natural gas and natural gas liquids disaggregated by basin:

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$3,908	$304	$4	$4,216	$2,786	$206	$2	$2,994
Natural gas sales	144	5	2	151	80	7	—	87
Natural gas liquid sales	451	35	1	487	340	26	—	366
Total oil, natural gas and natural gas liquid sales	$4,503	$344	$7	$4,854	$3,206	$239	$2	$3,447

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
	(In millions)
Oil sales	$11,380	$888	$20	$12,288	$8,213	$648	$24	$8,885
Natural gas sales	(112)	1	7	(104)	360	35	1	396
Natural gas liquid sales	1,182	96	3	1,281	1,049	89	1	1,139
Total oil, natural gas and natural gas liquid sales	$12,450	$985	$30	$13,465	$9,622	$772	$26	$10,420

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
4.    ACQUISITIONS AND DIVESTITURES

2026 Activity

Diamondback Transactions

2026 Drop Down

On September 1, 2026, the Company and related subsidiaries divested certain mineral and royalty interests to Viper Energy Partners LP in exchange for 3.82 million Viper LLC Units and an equivalent number of shares of Viper’s Class B common stock (the “2026 Drop Down”), subject to transaction costs and certain customary post-closing adjustments. The 2026 Drop Down was accounted for as a transaction between entities under common control.

Viper Acquisitions and Divestiture

Viper McElroy Ranch Acquisition

In two separate but related transactions in September 2026, Viper acquired, from third-party sellers, mineral and royalty interests representing approximately 7,359 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $529 million, subject to customary post-closing adjustments and including certain transaction costs and $49 million of deferred consideration payable in equal quarterly installments through June 2029 (the “Viper McElroy Ranch Acquisition”). Approximately $16 million of the deferred consideration payable is reflected in the caption “Other accrued liabilities” on the Company’s condensed consolidated balance sheet at September 30, 2026 and approximately $33 million is reflected in the caption “Other long-term liabilities.” Viper funded the initial cash consideration for the transactions through a combination of cash on hand and borrowings under the Viper Revolving Credit Facility (as defined and discussed in Note 8—Debt).

Viper Riverbend Acquisition

On July 1, 2026, Viper and Viper Energy Partners LP acquired all of the equity interests of Riverbend Oil & Gas IX, L.L.C., an entity owning certain mineral and royalty interests, from Riverbend Oil & Gas IX (AIV), L.L.C. and ROG IX, L.L.C. (collectively, “Riverbend”) for consideration consisting of approximately (i) $347 million in cash, including certain transaction costs, and (ii) 3.69 million shares of Viper’s Class A common stock, in each case, subject to customary post-closing adjustments (the “Viper Riverbend Acquisition”).

Viper Divestiture of Non-Permian Assets

On February 9, 2026, Viper divested all of its non-Permian assets, including those acquired from Sitio Royalties Corp. (“Sitio”), to an affiliate of GRP Energy Capital LLC and Warwick Capital Partners LLP for net cash proceeds of approximately $610 million, subject to transaction costs and customary post-closing adjustments (the “Viper Non-Permian Divestiture”). The divested properties consisted of approximately 9,400 net royalty acres in the Denver-Julesburg, Eagle Ford and Williston basins with then-current production of approximately 4,750 BO/d. Proceeds from the Viper Non-Permian Divestiture were used (i) to repay the $500 million Viper 2025 Term Loan (as defined and discussed in Note 8—Debt) in full, (ii) to fully repay $90 million of then-outstanding borrowings under the Viper Revolving Credit Facility (as defined and discussed in Note 8—Debt), and (iii) for general corporate purposes.

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

Divestiture of Water Assets to Deep Blue

On October 1, 2025, the Company divested its subsidiary, Environmental Disposal Systems, LLC, to Deep Blue Midland Basin LLC (“Deep Blue”), in exchange for upfront net cash proceeds of $694 million, including transaction costs and customary post-closing adjustments, and approximately $34 million of additional equity interests issued by Deep Blue as non-cash consideration. Per the terms of the transaction, if certain annual completion thresholds are met in each of the years 2026 through 2028, the Company can potentially earn up to an additional $200 million in contingent consideration. Conversely, if those completion thresholds are not met, the Company could owe up to $150 million in contingent consideration to Deep Blue. The Company will recognize any contingent gains when realizable at the end of each annual measurement period, or will accrue a contingent loss if at any time a payable to Deep Blue becomes probable and reasonably estimable. The divestiture resulted in an aggregate gain of approximately $169 million, which includes a net gain of approximately $3 million and $2 million recognized during the three and nine months ended September 30, 2026, respectively, as a result of customary post-closing adjustments. The gain (loss) is included in the caption “Other income (expense), net” in the condensed consolidated statements of operations. As part of the divestiture, the Company renewed its 15-year dedication to Deep Blue for its produced water and supply water within a 12-county area of mutual interest in the Midland Basin. The Company’s equity ownership interest in Deep Blue remained at 30% following the closing of the transaction. The cash proceeds from the divestiture were used to repay borrowings under the Revolving Credit Facility (as defined and discussed in Note 8—Debt) and for general corporate purposes.

2025 Drop Down

On May 1, 2025, the Company’s wholly owned subsidiary, Endeavor Energy Resources, LP, divested all of the issued and outstanding equity interests in 1979 Royalties, LP and 1979 Royalties GP, LLC, each of which was a subsidiary of the Company, pursuant to a definitive equity purchase agreement with Viper and Viper LLC (the “2025 Drop Down”). Consideration for the 2025 Drop Down consisted of (i) $873 million in cash, including customary post-closing adjustments, and (ii) the issuance of 69.63 million Viper LLC Units and an equivalent number of shares of Viper’s Class B common stock. The 2025 Drop Down was accounted for as a transaction between entities under common control.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Viper Acquisition

Sitio Acquisition

On August 19, 2025, Viper completed a series of transactions in which New Viper acquired Sitio, Sitio Royalties Operating Partnership, LP (“Sitio OpCo”) and their respective subsidiaries, pursuant to the Agreement and Plan of Merger, dated June 2, 2025, by and among Former Viper, Viper LLC, Sitio, Sitio OpCo, New Viper, Cobra Merger Sub, Inc. and Scorpion Merger Sub, Inc. (the “Sitio Acquisition”). The Sitio Acquisition was an all-equity transaction valued at approximately $4.0 billion, including transaction costs, customary post-closing adjustments and the partial retirement of Sitio’s net debt of approximately $1.2 billion.

The mineral and royalty interests acquired in the Sitio Acquisition represent approximately 25,300 net royalty acres in the Permian Basin and approximately 9,000 net royalty acres in the Denver-Julesburg, Eagle Ford and Williston basins, for total acreage of approximately 34,300 net royalty acres. See “Viper Divestiture of Non-Permian Assets” above for discussion of the divestiture of Viper’s non-Permian acreage in the first quarter of 2026. The Sitio Acquisition was accounted for as an asset acquisition in accordance with ASC Topic 805, “Business Combinations.”

5.    PROPERTY AND EQUIPMENT

Property and equipment includes the following as of the dates indicated:

	September 30,	December 31,
	2026	2025
	(In millions)
Oil and natural gas properties:
Proved properties	$77,090	$71,588
Unproved properties(1)	22,990	23,941
Gross oil and natural gas properties	100,080	95,529
Accumulated depletion	(19,756)	(15,974)
Accumulated impairment	(13,006)	(11,606)
Oil and natural gas properties, net	67,318	67,949
Other property, equipment and land	932	874
Accumulated depreciation, amortization, accretion and impairment	(238)	(202)
Total property and equipment, net	$68,012	$68,621
(1)    Unevaluated properties not subject to depletion under full cost accounting.

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter which determines a limit, or ceiling, on the book value of proved oil and natural gas properties. No ceiling test impairment was recorded for the three months ended September 30, 2026. However, the Company recorded an impairment of approximately $1.4 billion during the nine months ended September 30, 2026, which is included in the caption “Accumulated depletion, depreciation, amortization and impairment” on the condensed consolidated balance sheet. No impairment expense was recorded for the three and nine months ended September 30, 2025.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
6.    ASSET RETIREMENT OBLIGATIONS

The following table describes the changes to the Company’s asset retirement obligations liability for the following periods:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Asset retirement obligations, beginning of period	$542	$592
Additional liabilities incurred	10	31
Liabilities acquired	1	13
Liabilities settled and divested	(27)	(62)
Accretion expense	25	27
Revisions in estimated liabilities	38	3
Asset retirement obligations, end of period	589	604
Less current portion(1)	46	20
Asset retirement obligations - long-term(2)	$543	$584
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

7.    RELATED PARTY TRANSACTIONS

Deep Blue

The Company and Five Point Energy LLC have a joint venture, Deep Blue, in which the Company owned a 30% equity ownership interest as of September 30, 2026. The equity ownership interest is included in the caption “Other assets” on the Company’s condensed consolidated balance sheets. Additionally, the Company has other related party transactions with Deep Blue in the ordinary course of business, which result in (i) certain accounts receivable from Deep Blue, (ii) accrued capital expenditures and other accrued payables related to a commitment to fund certain capital expenditures on projects that were in process at the time of the Deep Blue transaction, and (iii) lease operating expenses and capitalized expenses related to fees paid to Deep Blue under a 15-year dedication for its produced water and supply water within a 12-county area of mutual interest in the Midland Basin.

For further discussion on the 2025 transaction with Deep Blue, see Note 4—Acquisitions and Divestitures.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following table presents related party balances that pertain to Deep Blue which are included in the condensed consolidated balance sheets as of the dates indicated:

	September 30,	December 31,
	2026	2025
	(In millions)
Assets:
Accounts receivable	$1	$1
Other assets	$243	$197
Liabilities:
Accounts payable and accrued capital expenditures	$95	$71
Other accrued liabilities	$51	$82

The Company incurred costs for water services provided by Deep Blue of approximately $81 million and $23 million during the three months ended September 30, 2026 and 2025, respectively, and $214 million and $95 million during the nine months ended September 30, 2026 and 2025, respectively, which were capitalized and are included in the caption “Proved properties” on the condensed consolidated balance sheets.

The following table presents the significant related party transactions included in the condensed consolidated statements of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Revenues:
Other operating income	$8	$—	$8	$—
Costs and expenses:
Lease operating expenses	$81	$39	$240	$111

Viper

For discussion on related party transactions with Viper, see Note 1—Description of the Business and Basis of Presentation and Note 4—Acquisitions and Divestitures.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
On September 29, 2026, Diamondback entered into a first amendment of the stockholders agreement with SGF, which, among other things, provides the right to designate (i) two directors to the board of directors if SGF beneficially owns between 10% and 25% of the Company’s outstanding common stock, and (ii) no directors to the board of directors if SGF beneficially owns less than 10% of the Company’s outstanding common stock. In connection with the first amendment, two of the directors previously designated by the Endeavor equityholders resigned from the Company’s board of directors on September 29, 2026 and September 30, 2026.

On November 28, 2025, the Company entered into a letter agreement with SGF, which provides SGF with the right, but not the obligation, to sell up to 3.0 million shares of the Company’s common stock to the Company per quarter through December 31, 2026 at the most recent Nasdaq closing price of such transaction. The Company did not repurchase any shares from SGF during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company repurchased 3.0 million shares from SGF for approximately $509 million, excluding excise taxes. Repurchases under the letter agreement are pursuant to the Company’s existing share repurchase program, and have been approved by the audit committee of the Company’s board of directors. For details on the Company’s existing share repurchase program, see Note 9—Stockholders’ Equity and Earnings (Loss) Per Share.

On March 12, 2026, SGF completed a secondary public offering with Evercore Group L.L.C., Citigroup Global Markets Inc., and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein (the “SGF Underwriters”), providing for the sale of 12.65 million shares of the Company’s common stock to the SGF Underwriters at $170.18875 per share.

Giving effect to the repurchases and secondary offering discussed above, as well as SGF’s sales of Company common stock to third parties, as of September 30, 2026, the Endeavor equityholders held approximately 23.5% of the Company’s outstanding common stock.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
8.    DEBT

Long-term debt consisted of the following as of the dates indicated:

	September 30,	December 31,
	2026	2025
	(In millions)
3.250% Senior Notes due 2026	$698	$749
5.625% Senior Notes due 2026	—	14
5.200% Senior Notes due 2027	850	850
7.125% Medium-term Notes, Series B, due 2028	73	73
3.500% Senior Notes due 2029	915	915
5.150% Senior Notes due 2030	850	850
3.125% Senior Notes due 2031	740	740
6.250% Senior Notes due 2033	1,100	1,100
5.400% Senior Notes due 2034	1,300	1,300
5.550% Senior Notes due 2035	1,200	1,200
4.400% Senior Notes due 2051	104	386
4.250% Senior Notes due 2052	111	605
6.250% Senior Notes due 2053	650	650
5.750% Senior Notes due 2054	1,422	1,480
5.900% Senior Notes due 2064	952	1,000
2025 Term Loan	—	550
Unamortized debt issuance costs	(79)	(99)
Unamortized discount costs	(18)	(22)
Unamortized premium costs	1	2
Unamortized basis adjustment of dedesignated interest rate swap agreements	(49)	(59)
Viper Revolving Credit Facility	810	105
Viper 4.900% Senior Notes due 2030	500	500
Viper 5.700% Senior Notes due 2035	1,100	1,100
Viper 2025 Term Loan	—	500
Total debt, net	13,230	14,489
Less: current maturities of debt	1,548	763
Total long-term debt	$11,682	$13,726

References in this section to the Company shall mean Diamondback Energy, Inc. and Diamondback E&P, collectively, unless otherwise specified.

Credit Agreement

On June 12, 2026, Diamondback E&P, as borrower, and Diamondback Energy, Inc., as parent guarantor, entered into a seventeenth amendment to the existing credit agreement (as amended, the “Credit Agreement”) with Wells Fargo, as the administrative agent, and the lenders party thereto, which, among other things, (i) extended the maturity date by one year to June 12, 2031, (ii) increased the total commitments provided by the credit facility under the Credit Agreement (such facility, the “Revolving Credit Facility”) from $2.5 billion to $3.0 billion, and (iii) decreased the interest rate applicable to loans and certain fees payable under the Credit Agreement. After giving effect to the amendment, outstanding borrowings under the Revolving Credit Facility bear interest at a per annum rate elected by Diamondback E&P that is equal to (i) term SOFR or (ii) an alternate base rate (which is equal to the greatest of the prime rate, the Federal Funds effective rate plus 0.50% and 1-month term SOFR plus 1.0%, subject to a 1.0% floor), in each case plus the applicable margin. The applicable margin ranges from 0.000% to 0.625% per annum in the case of the alternate base rate and from 1.000% to 1.625% per annum in the case of term SOFR, in each case based on the pricing level. The pricing level depends on the Company’s long-term senior unsecured debt ratings. As of September 30, 2026, the Company had no outstanding borrowings under the Revolving Credit Facility and approximately

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
$3.0 billion available for future borrowings. The weighted average interest rates on borrowings under the Revolving Credit Facility during the three months ended September 30, 2026 and 2025, were 4.98% and 5.55%, respectively, and were 4.94% and 5.66% during the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, the Company was in compliance with all financial maintenance covenants under the Credit Agreement.

Viper’s Revolving Credit Agreement

On June 12, 2026, Viper Energy, Inc. as the parent guarantor, Former Viper, as guarantor, Viper Energy Partners LP, as borrower, Wells Fargo, as the administrative agent, and the lenders and other guarantors named therein, entered into the first amendment to Viper’s credit agreement, (as amended, the “Viper Revolving Credit Agreement”), which, among other things, (i) increased the total commitments provided by the credit facility under the Viper Revolving Credit Agreement (such facility, the “Viper Revolving Credit Facility”) from $1.5 billion to $2.0 billion, and (ii) extended the maturity date by one year to June 12, 2031. As of September 30, 2026, there were $810 million in outstanding borrowings and approximately $1.2 billion available for future borrowings under the Viper Revolving Credit Facility. The weighted average interest rates on the Viper Revolving Credit Facility were 5.20% and 5.83% during the three months ended September 30, 2026 and 2025, respectively, and were 5.19% and 6.21% during the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, Viper was in compliance with all financial maintenance covenants under the Viper Revolving Credit Agreement.

Term Loan Agreements

Diamondback Term Loan Agreement

In connection with the Double Eagle Acquisition, Diamondback Energy, Inc., as guarantor, entered into a $1.5 billion term loan credit agreement with Diamondback E&P, as borrower, and Bank of America, N.A., as administrative agent (the “2025 Term Loan”) on March 21, 2025. On April 1, 2025, the date of closing of the Double Eagle Acquisition, the 2025 Term Loan was fully drawn in a single borrowing. During the fourth quarter of 2025, the Company repaid $950 million of outstanding principal under the 2025 Term Loan. On April 22, 2026, the Company paid in full the remaining $550 million outstanding principal and terminated the 2025 Term Loan.

Viper Term Loan Agreement

On July 23, 2025, in connection with the Sitio Acquisition, Former Viper, as guarantor, entered into a $500 million term loan credit agreement with Viper LLC, as borrower, and Goldman Sachs Bank USA, as administrative agent (the “Viper 2025 Term Loan”). On August 19, 2025, the Viper 2025 Term Loan was fully drawn and New Viper became a co-guarantor of the Viper 2025 Term Loan. On February 13, 2026, Viper used the cash proceeds received from the Viper Non-Permian Divestiture to repay in full the $500 million remaining outstanding borrowings and terminated the Viper 2025 Term Loan.

Retirement of Notes

During the nine months ended September 30, 2026, the Company (i) opportunistically repurchased an aggregate principal amount of $157 million of its senior notes for total cash consideration of $155 million, including accrued interest, at an average of 96.5% of par value, and (ii) retired $14 million of its 5.625% Senior Notes due 2026 at maturity. The opportunistic repurchases resulted in a gain on extinguishment of debt of approximately $4 million during the nine months ended September 30, 2026.

In April 2026, the Company completed a tender offer to repurchase an aggregate principal amount of $777 million of its senior notes, which consisted of $283 million of the 4.400% Senior Notes due 2051 and $494 million of the 4.250% Senior Notes due 2052 for total cash consideration, including accrued interest, of approximately $632 million, at an average of 81.1% of par value. These repurchases resulted in a gain on extinguishment of debt of approximately $135 million during the nine months ended September 30, 2026.

See Note 16—Subsequent Events for discussion of additional retirements of debt in the fourth quarter of 2026.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
9.    STOCKHOLDERS’ EQUITY AND EARNINGS (LOSS) PER SHARE

Common Stock Repurchase Program

On July 30, 2026, the Company’s board of directors approved an increase in the Company’s common stock repurchase program from $8.0 billion to $16.0 billion of the Company’s outstanding common stock, excluding excise tax. Purchases under the repurchase program may be made from time to time in open market or privately negotiated transactions and are subject to market conditions, applicable regulatory and legal requirements, contractual obligations and other factors. The repurchase program does not require the Company to acquire any specific number of shares and may be suspended from time to time, modified, extended or discontinued by the board of directors at any time. During the three months ended September 30, 2026, the Company repurchased approximately $251 million of common stock, excluding excise tax. During the nine months ended September 30, 2026, the Company repurchased approximately $940 million of common stock, which included approximately $509 million for the repurchases from SGF, in each case, excluding excise tax. During the three and nine months ended September 30, 2025, the Company repurchased approximately $603 million and $1.6 billion of common stock under the repurchase program, respectively, excluding excise tax. For further discussion on the repurchases from SGF, see Note 7—Related Party Transactions. As of September 30, 2026, approximately $9.7 billion remained available for future repurchases under the Company’s common stock repurchase program, excluding excise tax.

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

The following table summarizes changes in the ownership interest in consolidated subsidiaries during the respective periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Net income (loss) attributable to the Company	$1,603	$1,018	$3,510	$3,122
Transfers (to) from the non-controlling interests:
Increase in additional paid-in-capital due to proceeds from the sale of Viper's common stock, net	—	—	219	—
Other transfers (to) from the non-controlling interests	(7)	58	66	(470)
Change from net income (loss) attributable to the Company’s stockholders and transfers with non-controlling interest	$1,596	$1,076	$3,795	$2,652

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Dividends

The following table presents dividends and dividend equivalent rights paid on the Company’s common stock during the respective periods:

	Dividend Per Share	Total
	(In millions, except per share amounts)
2026
First quarter	$1.05	$298
Second quarter	1.10	311
Third quarter	1.10	309
Total year-to-date	$3.25	$918
2025
First quarter	$1.00	$291
Second quarter	1.00	293
Third quarter	1.00	290
Total year-to-date	$3.00	$874

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

A reconciliation of the components of basic and diluted earnings (loss) per common share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except per share amounts, shares in thousands)
Net income (loss) attributable to common shares	$1,603	$1,018	$3,510	$3,122
Less: distributed and undistributed earnings allocated to participating securities(1)	9	4	18	14
Net income (loss) attributable to common stockholders	$1,594	$1,014	$3,492	$3,108
Weighted average common shares outstanding:
Basic weighted average common shares outstanding	279,959	288,826	281,307	290,188
Effect of dilutive securities:
Weighted-average potential common shares issuable	—	—	—	—
Diluted weighted average common shares outstanding	279,959	288,826	281,307	290,188
Basic net income (loss) attributable to common shares	$5.69	$3.51	$12.41	$10.71
Diluted net income (loss) attributable to common shares	$5.69	$3.51	$12.41	$10.71
(1)    Unvested restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) awards that contain non-forfeitable dividend equivalent rights are considered participating securities and therefore are included in the earnings per share calculation pursuant to the two-class method.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
10.    EQUITY-BASED COMPENSATION

Under the Equity Plan approved by the board of directors, the Company is authorized to issue up to 11.8 million shares of incentive and non-statutory stock options, restricted stock awards, RSUs, PSUs and stock appreciation rights to eligible employees. At September 30, 2026, the Company had outstanding RSUs and PSUs, and approximately 3.1 million shares of common stock remained available for future grants under the Equity Plan. The Company classifies its RSUs and PSUs as equity-based awards and estimates their fair values based on the closing price of the Company’s common stock on the grant date of the award, which is expensed over the applicable vesting period.

In addition to the Equity Plan, Viper maintains its own long-term incentive plan, which is not significant to the Company.

The following table presents the financial statement impacts of equity compensation plans and related costs on the Company’s financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
General and administrative expenses	$26	$22	$72	$61
Equity-based compensation capitalized pursuant to full cost method of accounting for oil and natural gas properties	$11	$9	$29	$24

Restricted Stock Units

The following table presents the Company’s RSU activity during the nine months ended September 30, 2026, under the Equity Plan:

	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2025	890,062	$153.87
Granted	570,238	$179.10
Vested	(153,887)	$163.17
Forfeited	(63,872)	$163.28
Unvested at September 30, 2026	1,242,541	$163.81

The aggregate grant date fair value of restricted stock units that vested during the nine months ended September 30, 2026, was $25 million. As of September 30, 2026, the Company’s unrecognized compensation cost related to unvested restricted stock units was $134 million, which is expected to be recognized over a weighted-average period of 1.9 years.

Performance-Based Restricted Stock Units

The following table presents the Company’s PSU activity during the nine months ended September 30, 2026:

	Performance-Based Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2025	327,931	$254.50
Granted	171,806	$235.63
Vested	(20,654)	$217.72
Forfeited	(7,191)	$258.56
Unvested at September 30, 2026(1)	471,892	$249.18
(1)A maximum of 1,153,030 units could be awarded based upon the Company’s final TSR ranking.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

As of September 30, 2026, the Company’s unrecognized compensation cost related to unvested PSUs was $52 million, which is expected to be recognized over a weighted-average period of 1.4 years.

During the nine months ended September 30, 2026, eligible employees received PSU awards totaling 171,806 units from which a minimum of 0% and a maximum of 200% of the units could be awarded based upon the measurement of TSR of the Company’s common stock as compared to a designated peer group during the three-year performance period of January 1, 2026, to December 31, 2028, and cliff vest at December 31, 2028, subject to continued employment. The initial payout of the March 2026 awards will be further adjusted by a TSR modifier that may reduce the payout or increase the payout up to a maximum of 250%.

The fair value of each PSU issuance is estimated at the date of grant using a Monte Carlo simulation, which results in an expected percentage of units to be earned during the performance period.

The following table presents a summary of the grant-date fair values of PSUs granted and the related assumptions for the awards granted during the nine months ended September 30, 2026:

Grant-date fair value	$235.63
Risk-free rate	3.4%
Company volatility	32.0%

11.    INCOME TAXES

The following table provides the Company’s provision for (benefit from) income taxes and the effective income tax rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except for tax rate)
Provision for (benefit from) income taxes	$501	$287	$1,113	$894
Effective income tax rate	22.1%	20.9%	21.9%	21.3%

Total income tax expense from continuing operations for the nine months ended September 30, 2026, differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income primarily due to (i) state income taxes, net of federal benefit, (ii) changes in Viper’s estimated deferred taxes recognized in connection with the closing of the Sitio Acquisition, and (iii) other permanent differences between book and taxable income. For the three months ended September 30, 2026, and the three and nine months ended September 30, 2025, total income tax expense from continuing operations differed from amounts computed by applying the U.S. federal statutory tax rate to pre-tax income primarily due to (i) state income taxes, net of federal benefit, (ii) the effect of research and development tax credits, (iii) limitations on the deduction of certain permanent items, and (iv) other permanent differences between book and taxable income.

In connection with the Secondary Offering, the Company recognized an $88 million increase in income taxes payable and a $26 million decrease in its liability for deferred income taxes through additional paid-in capital, as well as a $61 million increase in Viper’s deferred tax asset through non-controlling interest on the Company’s condensed consolidated balance sheet as of September 30, 2026.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
12.    DERIVATIVES

At September 30, 2026, the Company only had commodity derivative contracts outstanding, which are recorded at fair value in the condensed consolidated balance sheet.

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

As of September 30, 2026, the Company had the following outstanding commodity derivative contracts. When aggregating multiple contracts, the weighted average contract price is disclosed.

					Swaps	Collars
Settlement Month	Settlement Year	Type of Contract	Bbls/MMBtu Per Day	Index	Weighted Average Differential	Weighted Average Floor Price	Weighted Average Ceiling Price
OIL
Oct. - Dec.	2026	Basis Swap(1)	85,000	Argus WTI Midland	$1.09	$—	$—
Oct. - Dec.	2026	Roll Swap	150,000	WTI Cushing	$2.89	$—	$—
Jan. - Jun.	2027	Basis Swap(1)	26,500	Argus WTI Midland	$1.43	$—	$—
Jul. - Dec.	2027	Basis Swap(1)	16,500	Argus WTI Midland	$1.09	$—	$—
NATURAL GAS
Oct. - Dec.	2026	Two-Way Collar	840,000	Henry Hub	$—	$2.87	$6.35
Oct. - Dec.	2026	Basis Swap(1)	650,000	Waha Hub	$(1.75)	$—	$—
Oct. - Dec.	2026	Basis Swap(1)	100,000	HSC Hub	$(0.35)	$—	$—
Jan. - Dec.	2027	Two-Way Collar	720,000	Henry Hub	$—	$2.88	$6.37
Jan. - Dec.	2027	Basis Swap(1)	370,000	Waha Hub	$(1.27)	$—	$—
Jan. - Dec.	2027	Basis Swap(1)	300,000	HSC Hub	$(0.31)	$—	$—
Jan. - Dec.	2028	Two-Way Collar	90,000	Henry Hub	$—	$2.67	$5.74
Jan. - Dec.	2028	Basis Swap(1)	60,000	Waha Hub	$(1.51)	$—	$—
Jan. - Dec.	2028	Basis Swap(1)	130,000	HSC Hub	$(0.33)	$—	$—
(1)    The Company’s crude oil basis swaps fix the differential between the Argus WTI Midland price and the WTI Cushing price for the notional volumes covered by the contracts. The Company’s natural gas basis swaps fix the differential between the applicable Waha Hub or HSC Hub price and the Henry Hub price for the notional volumes covered by the contracts.

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Settlement Month	Settlement Year	Type of Contract	Bbls Per Day	Index	Strike Price	Deferred Premium
OIL
Oct. - Dec.	2026	Put	10,000	Brent	$55.00	$1.33
Oct. - Dec.	2026	Basis Put	290,000	WTI - Brent	$(41.03)	$1.44
Oct. - Dec.	2026	Put	75,000	Argus WTI Houston	$50.67	$1.31
Oct. - Dec.	2026	Put	175,000	WTI Cushing	$50.57	$1.28
Jan. - Mar.	2027	Put	15,000	Brent	$55.00	$1.27
Jan. - Mar.	2027	Put	70,000	Argus WTI Houston	$50.00	$1.28
Jan. - Mar.	2027	Put	130,000	WTI Cushing	$50.00	$1.31
Apr. - Jun.	2027	Put	10,000	Brent	$55.00	$1.21
Apr. - Jun.	2027	Put	55,000	Argus WTI Houston	$50.00	$1.29
Apr. - Jun.	2027	Put	105,000	WTI Cushing	$50.00	$1.31
Jul. - Sep.	2027	Put	25,000	Argus WTI Houston	$50.00	$1.22
Jul. - Sep.	2027	Put	65,000	WTI Cushing	$50.00	$1.31
Oct. - Dec.	2027	Put	5,000	Argus WTI Houston	$50.00	$1.13
Oct. - Dec.	2027	Put	20,000	WTI Cushing	$50.00	$1.27

Interest Rate Swaps

The Company had two receive-fixed, pay-variable interest rate swap agreements for notional amounts of $150 million each, which were considered economic hedges of the Company’s 3.500% fixed rate senior notes due 2029. During the first quarter of 2026, the Company fully terminated and settled the remaining aggregate $300 million notional amount of interest rate swaps for cash payments of approximately $27 million. The loss on the termination of interest rate swaps is recognized in the caption “Gain (loss) on derivative instruments, net” on the condensed consolidated statement of operations for the nine months ended September 30, 2026.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Gains and Losses on Derivative Instruments

The following table summarizes the gains and losses on derivative instruments included in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Gain (loss) on derivative instruments, net:
Commodity contracts(1)	$(182)	$115	$(16)	$126
Interest rate swaps(2)	—	—	—	18
2026 WTI Contingent Liability	—	2	—	3
Treasury locks	—	3	—	2
Total	$(182)	$120	$(16)	$149

Net cash received (paid) on settlements:
Commodity contracts(1)	$(97)	$72	$176	$181
Interest rate swaps(2)	—	(15)	(27)	(75)
Treasury locks	—	3	—	2
Total	$(97)	$60	$149	$108
(1)The nine months ended September 30, 2026 includes cash received on commodity contracts terminated prior to their contractual maturity of $1 million.
(2)The nine months ended September 30, 2026 includes cash paid on interest rate swaps terminated prior to their contractual maturity of $27 million. The three and nine months ended September 30, 2025, include cash paid on interest rate swaps terminated prior to their contractual maturity of $15 million and $67 million, respectively.

13.    FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As discussed in Note 13—Fair Value Measurements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, certain financial instruments of the Company are reported at fair value in the Company’s condensed consolidated balance sheets in the captions indicated in the table below. The net amounts of derivative instruments, including prior outstanding interest rate swaps, are classified as current or noncurrent based on their anticipated settlement dates. Additionally, the Company has an immaterial investment in the Class A common stock of Verde Clean Fuels, Inc., which is reported at fair value using observable, quoted stock prices and is included in “Other assets” on the Company’s condensed consolidated balance sheets at September 30, 2026, and December 31, 2025.

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

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following table provides the fair value of financial instruments recorded in the condensed consolidated balance sheets as of September 30, 2026, and December 31, 2025:

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets - Prepaid expenses and other current assets:
Commodity derivative instruments	$—	$136	$—	$136	$(116)	$20
Other assets:
Commodity derivative instruments	$—	$55	$—	$55	$(21)	$34
Non-current assets - Other assets:
Investment	$16	$—	$—	$16	$—	$16
Liabilities:
Derivative instruments:
Commodity derivative instruments	$—	$163	$—	$163	$(116)	$47
Other long-term liabilities:
Commodity derivative instruments	$—	$21	$—	$21	$(21)	$—

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total Gross Fair Value	Gross Amounts Offset in Balance Sheet	Net Fair Value Presented in Balance Sheet
	(In millions)
Assets:
Current assets - Prepaid expenses and other current assets:
Commodity derivative instruments	$—	$335	$—	$335	$(101)	$234
Other assets:
Commodity derivative instruments	$—	$49	$—	$49	$(42)	$7
Investment	$30	$—	$—	$30	$—	$30
Liabilities:
Derivative instruments:
Commodity derivative instruments	$—	$109	$—	$109	$(101)	$8
Interest rate swaps	$—	$7	$—	$7	$—	$7
Other accrued liabilities:
2026 WTI Contingent Liability	$—	$20	$—	$20	$—	$20
Other long-term liabilities:
Commodity derivative instruments	$—	$77	$—	$77	$(42)	$35
Interest rate swaps	$—	$20	$—	$20	$—	$20

Diamondback Energy, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Assets and Liabilities Not Recorded at Fair Value

The following table provides the fair value of financial instruments that are not recorded at fair value in the condensed consolidated balance sheets:

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In millions)
Debt	$13,230	$12,802	$14,489	$14,497

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in certain circumstances. These assets and liabilities can include those acquired in a business combination, inventory, equity method investments, asset retirement obligations and other long-lived assets that are written down to fair value when impaired or held for sale.

Fair Value of Financial Assets

The carrying amount of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued capital expenditures and other accrued liabilities approximate their fair value because of the short-term nature of the instruments.

14.    SUPPLEMENTAL INFORMATION TO STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Supplemental disclosure of cash flow information:
Interest paid(1)	$(217)	$(119)
Cash (paid) received for income taxes, net of refunds:
Federal	$(1,459)	$(1,162)
State:
Texas	$(25)	$(54)
Other	$(3)	$—
Supplemental disclosure of non-cash transactions:
Accrued capital expenditures included in accounts payable and accrued capital expenditures	$1,120	$1,043
Common shares issued for acquisitions	$—	$(1,101)
Viper common stock issued for acquisition	$(152)	$(1,435)
Viper LLC Units issued for acquisition	$—	$(1,445)
(1)Net of capitalized interest of $379 million and $438 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Commitments

The Company entered into a fixed price contract for the purchase of electrical power from 2028 through 2034 during the nine months ended September 30, 2026. As a result, we expect to incur additional future electrical power costs of approximately $28 million in 2028, $132 million cumulatively in the years 2029 through 2030, and $359 million cumulatively in the years 2031 through 2034.

Environmental Matters

The United States Department of the Interior, Bureau of Safety and Environmental Enforcement, ordered several oil and gas operators, including a corporate predecessor of Energen Corporation, to perform decommissioning and reclamation activities related to a Louisiana offshore oil and gas production platform and related facilities. In response to the insolvency of the operator of record, the government ordered the former operators and/or alleged former lease record title owners to decommission the platform and related facilities. The Company has agreed to an arrangement with other operators to contribute to a trust to fund the decommissioning costs, however, the Company’s portion of such costs is not expected to be material.

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

16.    SUBSEQUENT EVENTS

Third Quarter 2026 Dividend Declaration

On October 29, 2026, the board of directors of the Company approved an increase in the Company’s annual base dividend to $4.72 per share of common stock and declared a base cash dividend for the third quarter of 2026 of $1.18 per share of common stock, payable on November 19, 2026, to its stockholders of record at the close of business on November 12, 2026. Future dividends are at the discretion of the Company’s board of directors.

Retirements of Notes

During the fourth quarter of 2026, the Company (i) retired $698 million of its 3.250% Senior Notes due 2026 for total cash consideration of approximately $706 million, including accrued interest, and (ii) opportunistically repurchased an aggregate principal amount of approximately $195 million of its 5.750% Senior Notes due 2054 and 5.900% Senior Notes due 2064 for total cash consideration of $183 million, including accrued interest, at an average of 91.0% of par value. These repurchases resulted in an immaterial gain on extinguishment of debt during the fourth quarter.

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

Overview

We are an independent oil and natural gas company currently focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Permian Basin in West Texas. As discussed in Note 1—Description of the Business and Basis of Presentation and Note 17—Segment Information of the notes to the condensed consolidated financial statements, as of September 30, 2026, we have one reportable segment, the upstream segment.

Third Quarter 2026 Financial and Operating Highlights

•Recorded net income of $1.6 billion.

•Our cash operating costs were $10.91 per BOE, including lease operating expenses of $5.97 per BOE, cash general and administrative expenses of $0.60 per BOE, production and ad valorem taxes of $3.02 per BOE and gathering, processing and transportation expenses of $1.32 per BOE.

•Incurred cash capital expenditures, excluding acquisitions, of $1.0 billion.

•Paid dividends to stockholders, including dividend equivalent rights, of $309 million, or $1.10 per share, during the third quarter of 2026, increased our annual base dividend to $4.72 per share of common stock and declared a base cash dividend payable in the fourth quarter of 2026 of $1.18 per share of common stock.

•Repurchased $251 million of our common stock, excluding excise taxes.

•Our average production was 1,034.0 MBOE/d.

•Drilled 105 gross horizontal wells in the Midland Basin and turned 135 gross operated horizontal wells in the Midland Basin to production.

Transactions and Recent Developments

Retirement of Notes

In October 2026, we retired an aggregate of approximately $893 million of our senior notes for total cash consideration of approximately $889 million, including accrued interest. See Note 16—Subsequent Events for further discussion of these retirements.

Acquisitions and Divestitures

2026 Drop Down

On September 1, 2026, we divested certain mineral and royalty interests to Viper Energy Partners LP in exchange for 3.82 million Viper LLC Units and an equivalent number of shares of Viper’s Class B common stock, subject to transaction costs and certain customary post-closing adjustments. The 2026 Drop Down was accounted for as a transaction between entities under common control.

Viper McElroy Ranch Acquisition

In two separate but related transactions in September 2026, Viper completed the Viper McElroy Ranch Acquisition, which included approximately 7,359 net royalty acres in the Permian Basin for an aggregate purchase price of approximately $529 million, subject to customary post-closing adjustments and including certain transaction costs and $49 million of deferred consideration payable in equal quarterly installments through June 2029. Viper funded the cash consideration through a combination of cash on hand and borrowings under the Viper Revolving Credit Facility.

Viper Riverbend Acquisition

On July 1, 2026, Viper and Viper Energy Partners LP acquired all of the equity interests of Riverbend Oil & Gas IX, L.L.C. for consideration consisting of approximately (i) $347 million in cash and (ii) 3.69 million shares of Viper’s Class A common stock, in each case, subject to customary post-closing adjustments.

See Note 4—Acquisitions and Divestitures for further discussion of these transactions.

Commodity Prices

Prices for oil, natural gas and natural gas liquids are determined primarily by prevailing market conditions. Geopolitical conflicts, tariffs or other trade barriers and any resulting trade tensions, regional and worldwide economic activity, changes in trade or other government policies or regulations, including with respect to U.S. energy and monetary policies, extreme weather conditions, changes in OPEC+ production levels and other substantially variable factors influence market conditions for these products. For example, as a result of the ongoing conflict in the Middle East, in 2026 the global crude oil market has shifted between supply-demand surpluses and deficits, due to material reductions in crude oil and refined products from the markets, and additional volatility in benchmark crude oil prices compared to the prior year. These factors are beyond our control and are difficult to predict. During the nine months ended September 30, 2026 and 2025, WTI prices averaged $83.91 and $66.65 per Bbl, respectively, and Henry Hub prices averaged $3.09 and $3.48 per MMBtu, respectively.

During the first half of 2026, natural gas price realizations were adversely affected by widening basis differentials between natural gas prices at Waha Hub and prices at Henry Hub. The unfavorable differentials were primarily driven by regional natural gas takeaway constraints in the Permian Basin, which resulted in periods of negative pricing at Waha Hub, including during the second quarter of 2026. Beginning in July 2026, these differentials improved as new natural gas pipeline capacity out of the Permian Basin was placed into service, and our realized natural gas price for the third quarter of 2026 materially improved compared to the second quarter of 2026. Additional takeaway capacity, including capacity under contracts we have secured, is expected to be placed into service in the fourth quarter of 2026 and early 2027, which we expect will further reduce our exposure to Waha Hub pricing. However, realized prices will continue to be influenced by, and subject to, future supply, demand, transportation availability and other market factors and the timing of new pipeline in-service dates is outside of our control.

Upstream Operations

Our activities are primarily directed at the horizontal development of the Wolfcamp, Spraberry and Barnett formations in the Midland Basin and the Wolfcamp and Bone Spring formations in the Delaware Basin within the Permian Basin. Additionally, our publicly traded subsidiary, Viper, is focused on owning and acquiring mineral interests and royalty interests in oil and natural gas properties primarily in the Permian Basin and derives royalty income and lease bonus income from such interests.

As of September 30, 2026, we had approximately 900,987 net acres in the Permian Basin, which included approximately 807,499 net acres in the Midland Basin and 93,488 net acres in the Delaware Basin.

The following table sets forth the total number of operated horizontal wells drilled and completed during the periods indicated:

	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
	Drilled		Completed(1)		Drilled		Completed(2)
Area:	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Midland Basin	105	100	135	133	320	300	450	427
Total	105	100	135	133	320	300	450	427
(1)The average lateral length for the wells completed during the third quarter of 2026 was 13,584 feet. Operated completions during the third quarter of 2026 consisted of 36 Wolfcamp A wells, 33 Wolfcamp B wells, 24 Lower Spraberry wells, 22 Jo Mill wells, eight Wolfcamp D wells, six Middle Spraberry wells, two Dean wells, two Barnett wells and two Upper Spraberry wells.
(2)The average lateral length for the wells completed during the nine months ended September 30, 2026 was 12,251 feet. Operated completions during the nine months ended September 30, 2026 consisted of 105 Wolfcamp A wells, 104 Wolfcamp B wells, 87 Lower Spraberry wells, 84 Jo Mill wells, 26 Middle Spraberry wells, 23 Wolfcamp D wells, 13 Dean wells, five Upper Spraberry wells and three Barnett wells.

As of September 30, 2026, we operated the following wells:

	As of September 30, 2026
	Vertical Wells		Horizontal Wells		Total
Area:	Gross	Net	Gross	Net	Gross	Net
Midland Basin	4,342	4,127	5,319	5,005	9,661	9,132
Delaware Basin	36	30	457	428	493	458
Total	4,378	4,157	5,776	5,433	10,154	9,590

As of September 30, 2026, we and Viper held interests in 47,177 gross (9,917 net) wells, including 1,910 gross (324 net) wells in which we have a non-operated working interest.

Outlook

For the fourth quarter of 2026, we expect to maintain operational activity levels consistent with the third quarter of 2026. Looking forward to 2027, we expect that our strategic plan and related activity levels will be dictated by prevailing market conditions. Market conditions that will determine our activity levels include, but are not limited to, the commodity pricing environment, inflationary pressures and basin-wide activity levels.

Results of Operations

Comparison of the Three Months Ended September 30, 2026, and June 30, 2026

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

The following table sets forth selected operating data for the periods indicated:

	Three Months Ended
	September 30, 2026	June 30, 2026
Revenues (In millions):
Oil sales	$4,216	$4,627
Natural gas sales	151	(276)
Natural gas liquid sales	487	435
Total oil, natural gas and natural gas liquid revenues	$4,854	$4,786

Production Data:
Oil (MBbls)	48,295	47,791
Natural gas (MMcf)	135,002	128,279
Natural gas liquids (MBbls)	24,330	23,436
Combined volumes (MBOE)(1)	95,125	92,607

Daily oil volumes (BO/d)	524,946	525,176
Daily combined volumes (BOE/d)	1,033,967	1,017,659

Average Prices:
Oil ($ per Bbl)	$87.30	$96.82
Natural gas ($ per Mcf)	$1.12	$(2.15)
Natural gas liquids ($ per Bbl)	$20.02	$18.56
Combined price ($ per BOE)	$51.03	$51.68

Oil, hedged ($ per Bbl)(2)	$85.89	$94.33
Natural gas, hedged ($ per Mcf)(2)	$0.90	$(0.34)
Natural gas liquids, hedged ($ per Bbl)(2)	$20.02	$18.56
Combined price, hedged ($ per BOE)(2)	$50.01	$52.90
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables provide information on the mix of our production for the periods indicated:

	Three Months Ended
	September 30, 2026	June 30, 2026
Oil (MBbls)	51%	52%
Natural gas (MMcf)	24	23
Natural gas liquids (MBbls)	25	25
	100%	100%

	Three Months Ended September 30, 2026				Three Months Ended June 30, 2026
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
Production Data:
Oil (MBbls)	44,636	3,587	72	48,295	44,209	3,565	17	47,791
Natural gas (MMcf)	123,548	10,566	888	135,002	115,656	12,242	381	128,279
Natural gas liquids (MBbls)	22,641	1,659	30	24,330	21,662	1,760	14	23,436
Total (MBOE)	87,868	7,007	250	95,125	85,147	7,365	95	92,607

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the third quarter of 2026 increased by $68 million to $4.9 billion compared to the second quarter of 2026. The increase consisted of an additional $51 million primarily attributable to higher oil production volumes during the third quarter of 2026, and an additional $17 million primarily attributable to higher average prices received for natural gas production which was largely offset by lower average prices received for our oil production.

Approximately 18% of the increase in our combined production volumes was attributable to various acquisitions and the remainder of the production increase is largely attributable to organic growth between periods.

Net Sales of Purchased Oil. We enter into purchase transactions and separate sales transactions with third parties to satisfy certain of our unused oil pipeline capacity commitments. The following table presents the net sales of purchased oil from third parties for the periods indicated:

	Three Months Ended
(In millions)	September 30, 2026	June 30, 2026
Sales of purchased oil	$536	$739
Purchased oil expense	540	730
Net purchased oil sales (expense)	$(4)	$9

Other Revenues. The following table presents other insignificant revenue for the periods indicated:

	Three Months Ended
(In millions)	September 30, 2026	June 30, 2026
Other operating income	$41	$37

Lease Operating Expenses. The following table shows lease operating expenses for the periods indicated:

	Three Months Ended
	September 30, 2026		June 30, 2026
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$568	$5.97	$552	$5.96

Lease operating expenses increased for the third quarter of 2026 compared to the second quarter of 2026 primarily due to higher production volumes and an increase in well workovers.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the periods indicated:

	Three Months Ended
	September 30, 2026			June 30, 2026
(In millions, except per BOE amounts)	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue
Production taxes	$233	$2.45	4.8%	$241	$2.60	5.0%
Ad valorem taxes	54	0.57	1.1	61	0.66	1.3
Total production and ad valorem expense	$287	$3.02	5.9%	$302	$3.26	6.3%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of oil, natural gas and natural gas liquids revenue remained largely consistent from the second quarter of 2026 to the third quarter of 2026.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes as a percentage of oil, natural gas and natural gas liquids revenue decreased in the third quarter of 2026 due primarily to receiving additional current valuations reflecting lower 2025 commodity prices.

Gathering, Processing and Transportation Expense. The following table shows gathering, processing and transportation expenses for the periods indicated:

	Three Months Ended
	September 30, 2026		June 30, 2026
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering, processing and transportation	$126	$1.32	$113	$1.22

The increase in gathering, processing and transportation expense for the third quarter of 2026 compared to the second quarter of 2026 primarily relates to higher utilization of arrangements that require gross presentation as expense as well as other insignificant changes.

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the periods indicated:

	Three Months Ended
(In millions, except per BOE amounts)	September 30, 2026	June 30, 2026
Depletion of proved oil and natural gas properties	$1,292	$1,242
Depreciation and amortization of other property and equipment	19	19
Other amortization	—	3
Asset retirement obligation accretion	9	8
Depreciation, depletion, amortization and accretion	$1,320	$1,272
Oil and natural gas properties depletion rate per BOE	$13.58	$13.41
Depreciation, depletion, amortization and accretion per BOE	$13.88	$13.74

The increase in depletion of proved oil and natural gas properties of $50 million for the third quarter of 2026 as compared to the second quarter of 2026 consists of a $34 million increase due to higher quarterly production volumes and a $16 million increase attributable to a slight increase in the depletion rate.

General and Administrative Expenses. The following table shows the cash and non-cash general and administrative expenses incurred in the periods indicated:

	Three Months Ended
	September 30, 2026		June 30, 2026
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$57	$0.60	$48	$0.52
Non-cash stock-based compensation	26	0.27	24	0.26
Total general and administrative expenses	$83	$0.87	$72	$0.78

Other Operating Expenses, Net. The following table shows other insignificant operating expenses for the periods indicated:

	Three Months Ended
(In millions)	September 30, 2026	June 30, 2026
Other operating expenses, net	$7	$9

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the periods indicated:

	Three Months Ended
(In millions)	September 30, 2026	June 30, 2026
Gain (loss) on derivative instruments, net(1)	$(182)	$49
Net cash received (paid) on settlements(1)	$(97)	$113
(1)The three months ended June 30, 2026 includes cash received to terminate commodity contracts prior to their contractual maturity of $1 million.

The change from a gain to a loss on derivative instruments from the second quarter of 2026 to the third quarter of 2026 primarily reflects (i) a $129 million decline in the value of our oil contracts, which was comprised of a $180 million decrease in the value of our unsettled contracts due primarily to changes in market prices and basis differentials for roll swaps, puts and basis swaps compared to our contract prices, partially offset by a $51 million decrease in cash paid to settle our oil contracts, and (ii) a $102 million decrease in the value of our natural gas contracts, which was comprised of a $262 million unfavorable change in cash settlements of our contracts, partially offset by a $160 million reduction in the loss on our unsettled basis swap contracts largely due to changes in basis differentials compared to our contract differentials.

See Note 12—Derivatives of the notes to the condensed consolidated financial statements for further details regarding our derivative instruments.

Other Income (Expense). The following table shows other income and expenses for the periods indicated:

	Three Months Ended
(In millions)	September 30, 2026	June 30, 2026
Interest expense, net	$(55)	$(56)
Other income (expense), net	$5	$(4)
Gain (loss) on extinguishment of debt, net	$4	$134

The decrease in gain on extinguishment of debt, net is primarily attributable to the tender offer completed during the second quarter of 2026 in which we repurchased $777 million of aggregate principal value on our senior notes at an average of 81.1% of par value. See Note 8—Debt of the notes to the condensed consolidated financial statements for details regarding outstanding borrowings and retirements of senior notes.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the periods indicated:

	Three Months Ended
(In millions)	September 30, 2026	June 30, 2026
Provision for (benefit from) income taxes	$501	$580

The decrease in our provision for income taxes for the third quarter of 2026 compared to the second quarter of 2026 was primarily due to the decrease in pre-tax income between periods, which resulted largely from the third quarter of 2026 including a loss on derivative instruments and a decreased gain on the extinguishment of debt, partially offset by a slight increase in our oil, natural gas and natural gas liquids revenues in the third quarter of 2026 as discussed above. See Note 11—Income Taxes of the notes to the condensed consolidated financial statements for further discussion of our income tax expense.

Comparison of the Nine Months Ended September 30, 2026, and 2025

The following table sets forth selected operating data for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
Revenues (In millions):
Oil sales	$12,288	$8,885
Natural gas sales	(104)	396
Natural gas liquid sales	1,281	1,139
Total oil, natural gas and natural gas liquid revenues	$13,465	$10,420

Production Data:
Oil (MBbls)	142,975	134,288
Natural gas (MMcf)	381,683	326,050
Natural gas liquids (MBbls)	69,285	58,389
Combined volumes (MBOE)(1)	275,874	247,019

Daily oil volumes (BO/d)	523,718	491,897
Daily combined volumes (BOE/d)	1,010,527	904,832

Average Prices:
Oil ($ per Bbl)	$85.95	$66.16
Natural gas ($ per Mcf)	$(0.27)	$1.21
Natural gas liquids ($ per Bbl)	$18.49	$19.51
Combined price ($ per BOE)	$48.81	$42.18

Oil, hedged ($ per Bbl)(2)	$84.33	$65.27
Natural gas, hedged ($ per Mcf)(2)	$0.79	$2.14
Natural gas liquids, hedged ($ per Bbl)(2)	$18.49	$19.51
Combined price, hedged ($ per BOE)(2)	$49.45	$42.92
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

Production Data. Substantially all of our revenues are generated through the sale of oil, natural gas and natural gas liquids production. The following tables set forth the mix of our production data by product and basin for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
Oil (MBbls)	52%	54%
Natural gas (MMcf)	23	22
Natural gas liquids (MBbls)	25	24
	100%	100%

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	Midland Basin	Delaware Basin	Other	Total	Midland Basin	Delaware Basin	Other	Total
Production Data:
Oil (MBbls)	131,752	10,873	350	142,975	123,959	10,199	130	134,288
Natural gas (MMcf)	343,375	35,686	2,622	381,683	298,829	26,553	668	326,050
Natural gas liquids (MBbls)	63,894	5,223	168	69,285	54,542	3,772	75	58,389
Total (MBOE)	252,875	22,044	955	275,874	228,306	18,397	316	247,019

Oil, Natural Gas and Natural Gas Liquids Revenues. Our revenues are a function of oil, natural gas and natural gas liquids production volumes sold and average sales prices received for those volumes.

Our oil, natural gas and natural gas liquids revenues for the nine months ended September 30, 2026, increased by $3.0 billion, or 29%, to $13.5 billion from the same period in 2025. This net increase consisted of an additional $2.2 billion from higher average prices received for our oil production offset partially by lower natural gas and natural gas liquids prices received in 2026, and an additional $855 million from the 12% growth in our combined production volumes.

Approximately 29% of the increase in our combined production volumes was attributable to Viper’s Sitio Acquisition and 18% was attributable to the Double Eagle Acquisition. The remainder of the production increase is largely attributable to organic growth between periods.

Net Sales of Purchased Oil. We enter into purchase transactions and separate sales transactions with third parties to satisfy certain of our unused oil pipeline capacity commitments. The following table presents the net sales of purchased oil from third parties for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2026	2025
Sales of purchased oil	$1,660	$1,168
Purchased oil expense	1,663	1,168
Net purchased oil sales (expense)	$(3)	$—

Other Revenues. The following table shows other revenues for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2026	2025
Other operating income	$108	$62

Lease Operating Expenses. The following table shows lease operating expenses for the periods indicated:

	Nine Months Ended September 30,
	2026		2025
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Lease operating expenses	$1,667	$6.04	$1,338	$5.42

Lease operating expenses increased for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to (i) a $97 million increase in water disposal costs following the divestiture of the Company’s Environmental Disposal Systems, LLC subsidiary in the fourth quarter of 2025, (ii) an $81 million increase attributable to higher workover and maintenance activity, (iii) a $55 million increase attributable to higher production volumes during the nine months ended September 30, 2026, (iv) a $34 million increase to operate wells acquired in the Double Eagle Acquisition, (v) the 2025 period including a downward adjustment to initial cost estimates related to producing properties acquired in connection with the Endeavor Acquisition, and (vi) other individually insignificant activity.

Production and Ad Valorem Tax Expense. The following table shows production and ad valorem tax expense for the periods indicated:

	Nine Months Ended September 30,
	2026			2025
(In millions, except per BOE amounts)	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue	Amount	Per BOE	Percentage of oil, natural gas and natural gas liquids revenue
Production taxes	$660	$2.39	4.9%	$490	$1.98	4.7%
Ad valorem taxes	197	0.72	1.5	164	0.67	1.6
Total production and ad valorem expense	$857	$3.11	6.4%	$654	$2.65	6.3%

In general, production taxes are directly related to production revenues and are based upon current year commodity prices. Production taxes as a percentage of revenue from sales of oil, natural gas and natural gas liquids remained consistent in the first nine months of 2026 compared to the first nine months of 2025.

Ad valorem taxes are based, among other factors, on property values driven by prior year commodity prices. Ad valorem taxes remained relatively consistent per BOE and as a percentage of revenue from sales of oil, natural gas and natural gas liquids for the nine months ended September 30, 2026, compared to the same period in 2025.

Gathering, Processing and Transportation Expense. The following table shows gathering, processing and transportation expenses for the periods indicated:

	Nine Months Ended September 30,
	2026		2025
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
Gathering, processing and transportation	$359	$1.30	$378	$1.53

The decrease in gathering, processing and transportation expense for the nine months ended September 30, 2026, compared to the same period in 2025 primarily relates to higher utilization of arrangements that require net presentation within related revenues as well as a reduction in transportation costs incurred to meet our minimum volume commitments on certain pipelines for the nine months ended September 30, 2026.

Depreciation, Depletion, Amortization and Accretion. The following table provides the components of our depreciation, depletion, amortization and accretion expense for the periods indicated:

	Nine Months Ended September 30,
(In millions, except per BOE amounts)	2026	2025
Depletion of proved oil and natural gas properties	$3,801	$3,545
Depreciation and amortization of other property and equipment	54	70
Other amortization	5	7
Asset retirement obligation accretion	25	27
Depreciation, depletion, amortization and accretion	$3,885	$3,649
Oil and natural gas properties depletion rate per BOE	$13.78	$14.35
Depreciation, depletion, amortization and accretion per BOE	$14.08	$14.77

The increase in depletion of proved oil and natural gas properties of $256 million for the nine months ended September 30, 2026, compared to the same period in 2025 consists of $414 million from growth in production volumes, which was partially offset by a $158 million reduction attributable to a decrease in the depletion rate. The depletion rate declined due to a reduction in the depletable asset base caused by the ceiling test impairments recorded in the fourth quarter of 2025 and the first quarter of 2026. The first quarter of 2026 impairment is discussed below.

Impairment of Oil and Natural Gas Properties. The following table shows impairment of oil and natural gas properties for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2026	2025
Impairment of oil and natural gas properties	$1,400	$—

The non-cash ceiling test impairment charge of $1.4 billion for the nine months ended September 30, 2026 was recorded during the first quarter of 2026 and primarily resulted from the decline in SEC Prices during the preceding twelve month period ended March 31, 2026.

In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties, income tax rate assumptions and other factors will determine our actual ceiling test calculation and impairment analysis in future periods. If the trailing 12-month commodity prices fall as compared to the commodity prices used in the current quarter, we may have material write-downs in subsequent quarters. Currently, we do not expect to record additional impairment of our assets in the fourth quarter of 2026.

General and Administrative Expenses. The following table shows the cash and non-cash general and administrative expenses incurred in the periods indicated:

	Nine Months Ended September 30,
	2026		2025
(In millions, except per BOE amounts)	Amount	Per BOE	Amount	Per BOE
General and administrative expenses	$162	$0.59	$149	$0.60
Non-cash stock-based compensation	72	0.26	61	0.25
Total general and administrative expenses	$234	$0.85	$210	$0.85

Other Operating Expenses, Net. The following table shows the other operating expenses for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2026	2025
Other operating expenses, net	$40	$205

The decrease in other operating expenses for the nine months ended September 30, 2026, compared to the same period in 2025 primarily resulted from (i) an $86 million reduction in merger and transaction costs due to the 2025 period including costs incurred for the Endeavor Acquisition, the 2025 Drop Down, Viper’s Sitio Acquisition, and other individually insignificant transactions, (ii) a $71 million decrease in midstream service expense following the divestiture of the Company’s Environmental Disposal Systems, LLC subsidiary in the fourth quarter of 2025, and (iii) other individually insignificant activity.

Derivative Instruments. The following table shows the net gain (loss) on derivative instruments and the net cash receipts (payments) on settlements of derivative instruments for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2026	2025
Gain (loss) on derivative instruments, net(1)	$(16)	$149
Net cash received (paid) on settlements(1)	$149	$108
(1)The nine months ended September 30, 2026 and 2025, include cash paid on interest rate swaps terminated prior to their contractual maturity of $27 million and $67 million, respectively. The nine months ended September 30, 2026, includes cash received for the early termination of commodity contracts of $1 million.

The change in gain (loss) on derivative instruments for the nine months ended September 30, 2026, compared to the same period in 2025 primarily reflects (i) a $179 million increase in loss on our oil contracts, which was comprised of a $111 million increase in cash paid to settle our oil contracts and a $68 million increase in loss on our unsettled contracts due to changes in market prices and basis differentials compared to our contract prices and differentials, (ii) a $37 million increase in gain on our natural gas contracts, which was comprised of a $105 million increase in cash received for the settlement of our natural gas contracts, largely offset by a $68 million increase in loss on our unsettled natural gas contracts due to changes in market prices and basis differentials compared to our contract prices and differentials, (iii) a $67 million decrease in gain on unsettled interest rate swaps subsequent to their full termination in the first quarter of 2026, (iv) a $40 million decrease in cash paid to terminate interest rate swap contracts prior to their expiration, and (v) other individually insignificant changes.

See Note 12—Derivatives of the notes to the condensed consolidated financial statements for further details regarding our derivative instruments.

Other Income (Expense). The following table shows other income and expenses for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2026	2025
Interest expense, net	$(174)	$(166)
Other income (expense), net	$8	$153
Gain (loss) on extinguishment of debt, net	$137	$23

Interest expense, net increased by $8 million for the nine months ended September 30, 2026, compared to the same period in 2025. This increase primarily consisted of (i) a $59 million decrease in capitalized interest costs, which increased interest expense, (ii) a net increase of $16 million related to the issuance of Viper’s 4.900% Senior Notes due 2030 and 5.700% Senior Notes due 2035 and the redemption of its 5.375% Senior Notes due 2027 and 7.375% Senior Notes due 2031 in the third quarter of 2025, and (iii) a $15 million increase attributable to the 2035 Notes issued in April 2025. These increases were partially offset by an $80 million reduction in interest expense due to retirements of the Company’s debt during 2025 and 2026 and other individually insignificant activity.

See Note 8—Debt of the notes to the condensed consolidated financial statements for further details regarding outstanding borrowings and debt repayments.

Other income (expense), net for the nine months ended September 30, 2026, decreased by $145 million compared to the same period in 2025, primarily due to gains on the sale of equity method investments recorded during the nine months ended September 30, 2025.

Provision for (Benefit from) Income Taxes. The following table shows the provision for (benefit from) income taxes for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2026	2025
Provision for (benefit from) income taxes	$1,113	$894

The increase in our income tax provision for the nine months ended September 30, 2026, compared to the same period in 2025 was primarily due to the increase in pre-tax income resulting largely from additional revenues from oil, natural gas and natural gas liquids as discussed above, partially offset by the non-cash ceiling test impairment charge recorded in the first quarter of 2026.

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

At September 30, 2026, we had approximately $3.5 billion of liquidity consisting of $548 million in standalone cash and cash equivalents and $3.0 billion available under our credit facility. At September 30, 2026, we had approximately $1.5 billion of senior notes maturing in the next 12 months.

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

Cash Flow

Our cash flows for the nine months ended September 30, 2026, and 2025 are presented below:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Net cash provided by (used in) operating activities	$8,016	$6,415
Net cash provided by (used in) investing activities	(4,363)	(7,691)
Net cash provided by (used in) financing activities	(3,199)	1,664
Net increase (decrease) in cash, cash equivalents and restricted cash	$454	$388

Operating Activities

The increase in operating cash flows for the nine months ended September 30, 2026, compared to the same period in 2025 primarily resulted from (i) $3.1 billion in additional revenues, excluding sales of purchased oil, and (ii) an increase of $41 million in cash received on settlements of derivatives. These were partially offset by (i) changes in working capital accounts, excluding taxes payable, of $787 million due primarily to higher prices received for oil sales accrued at September 30, 2026 compared to September 30, 2025 and the timing of when payments are made or received, (ii) higher cash operating expenses, excluding purchased oil expense, of approximately $361 million, (iii) an increase of $271 million in cash paid for taxes, and (iv) an increase of $98 million in cash paid for interest. See “—Results of Operations” for discussion of significant changes in our revenues and expenses.

Investing Activities

The majority of our net cash used in investing activities during the nine months ended September 30, 2026, was for drilling and completion costs incurred in conjunction with our development program as well as the acquisition of properties and equipment including the Viper McElroy Ranch Acquisition and the Viper Riverbend Acquisition. These cash expenditures were partially offset by the proceeds from the Viper Non-Permian Divestiture. See Note 4—Acquisitions and Divestitures for further discussion of Viper’s acquisitions and divestiture.

The majority of our net cash used in investing activities during the nine months ended September 30, 2025, was for drilling and completion costs incurred in conjunction with our development program as well as the acquisition of properties and equipment for the Double Eagle Acquisition and Viper’s Sitio Acquisition.

Capital Expenditure Activities

Our capital expenditures excluding acquisitions and equity method investments (on a cash basis) were as follows for the specified periods:

	Nine Months Ended September 30,
	2026	2025
	(In millions)
Operated drilling and completion additions to oil and natural gas properties(1)	$(2,510)	$(2,203)
Non-operated additions to oil and natural gas properties and other	(445)	(377)
Total	$(2,955)	$(2,580)
(1) See “—Upstream Operations” above for additional detail on wells drilled and turned to production during the three and nine months ended September 30, 2026.

Financing Activities

During the nine months ended September 30, 2026, net cash used in financing activities was primarily attributable to (i) $1.3 billion of repurchases as part of our and Viper’s share repurchase programs, (ii) $1.1 billion for the repayment of our 2025 Term Loan and the Viper 2025 Term Loan, (iii) $918 million of dividends paid to stockholders, including dividend equivalent rights, (iv) $797 million in repurchases of senior notes, (v) $437 million in dividends paid to non-controlling interest, and (vi) various other individually insignificant costs. These cash outflows were partially offset by $705 million in borrowings under our credit facilities, net of repayments and $589 million in proceeds from the Secondary Offering.

During the nine months ended September 30, 2025, net cash provided by financing activities was primarily attributable to (i) $2.8 billion of proceeds from the issuance of the 2035 Notes, Viper’s 4.900% Senior Notes due in 2030 and Viper’s 5.700% Senior Notes due in 2035, (ii) $2.0 billion of proceeds from the 2025 Term Loan and the Viper 2025 Term Loan, (iii) $1.2 billion in proceeds from Viper’s public offering of Class A common stock, and (iv) $74 million in borrowings under our credit facilities, net of repayments. These cash inflows were partially offset by (i) $1.7 billion of repurchases as part of our and Viper’s share repurchase programs, (ii) $900 million in repayments on a previously outstanding term loan, (iii) $874 million of dividends paid to our stockholders, including dividend equivalent rights, (iv) $672 million in repurchases of senior notes, (v) $256 million in dividends paid to non-controlling interest, and (vi) various other individually insignificant costs.

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

Revolving Credit Facilities

Diamondback’s Revolving Credit Facility

As of September 30, 2026, our Revolving Credit Facility, which matures on June 12, 2031, had a maximum credit amount of $3.0 billion, which was fully available for future borrowings.

Viper’s Revolving Credit Facility

The Viper Revolving Credit Facility, which matures on June 12, 2031, provides for a commitment amount of $2.0 billion. As of September 30, 2026, the Viper Revolving Credit Facility had $810 million in outstanding borrowings and approximately $1.2 billion available for future borrowings.

For additional discussion of our revolving credit facilities as of September 30, 2026, see Note 8—Debt of the notes to the condensed consolidated financial statements.

Capital Requirements

2026 Capital Spending Plan

In support of our long-term strategy, we will continue to monitor market conditions and maintain the flexibility to adjust our development activity, if conditions warrant. We expect our inventory of development locations to enhance operational flexibility by providing the ability to adjust capital allocation, activity levels and development timing as market conditions evolve. On October 29, 2026, our board of directors approved raising our 2026 capital budget guidance to approximately $3.95 billion to $4.00 billion, an increase of 6% at the midpoint from our initial 2026 guidance, which includes $3.35 billion to $3.40 billion for operated horizontal drilling and completion.

The amount and timing of our capital expenditures are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. We are currently operating 19 drilling rigs and five completion crews. We will continue monitoring commodity prices and overall market conditions and can adjust our rig cadence and our capital expenditure budget in response to changes in commodity prices and overall market conditions.

Debt Instruments

As of September 30, 2026, our debt, including the debt of Viper, consisted of approximately $12.6 billion in aggregate outstanding principal amount of senior notes and $810 million in aggregate outstanding borrowings under revolving credit facilities.

Other Contractual Obligations and Commitments

During the third quarter of 2026, we made investments in the Power JV and the Solitude JV as discussed in Note 2—Summary of Significant Accounting Policies. At September 30, 2026, we expect to fund certain future capital commitments related to these investments which we estimate will range from approximately $494 million to approximately $944 million in the aggregate.

We entered into a fixed price contract for the purchase of electrical power from 2028 through 2034 during the nine months ended September 30, 2026. As a result, we expect to incur additional future electrical power costs of approximately $519 million in the aggregate through 2034. See Note 15—Commitments and Contingencies of the notes to the condensed consolidated financial statements for further information regarding this commitment.

Return of Capital Activity

Beginning in the second quarter of 2026, our board of directors approved the removal of our minimum 50% return of capital quarterly commitment to allow the Company more discretion in the allocation of Free Cash Flow. Further, on October 29, 2026, our board of directors approved an increase in our annual base dividend to $4.72 per share of common stock and declared a base cash dividend for the third quarter of 2026 of $1.18 per share of common stock.

On July 30, 2026, our board of directors approved an increase in our common stock repurchase program, from $8.0 billion to $16.0 billion, excluding the 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act. Since the inception of the stock repurchase program through October 30, 2026, we have repurchased an aggregate of 44.2 million shares of our common stock for a total cost of $6.3 billion, which includes $814 million for the repurchase of 5.0 million shares from SGF, excluding excise tax, leaving approximately $9.7 billion for future repurchases under such stock repurchase program.

Subject to regulatory restrictions and other factors discussed elsewhere in this report, we intend to continue to purchase shares under this repurchase program opportunistically with available funds primarily from cash flow from operations and liquidity events such as the sale of assets while maintaining sufficient liquidity to fund our capital expenditure programs; however, the stock repurchase program is at the discretion of our board of directors and can be amended, terminated or suspended at any time. Repurchases may be executed in privately negotiated or open-market transactions, consistent with Rule 10b-18 under the Exchange Act and other applicable requirements. All shares repurchased will be retired. See Note 9—Stockholders’ Equity and Earnings (Loss) Per Share of the notes to the condensed consolidated financial statements for further discussion of our stock repurchase program.

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

	September 30, 2026	December 31, 2025
Summarized Balance Sheets:	(In millions)
Assets:
Current assets	$1,381	$844
Property and equipment, net	$18,986	$19,670
Other noncurrent assets	$180	$142
Liabilities:
Current liabilities	$4,653	$3,304
Intercompany accounts payable, non-guarantor subsidiary	$5,610	$6,970
Long-term debt	$9,288	$11,540
Other noncurrent liabilities	$1,936	$2,186

Nine Months Ended September 30, 2026
Summarized Statement of Operations:	(In millions)
Revenues	$6,149
Income (loss) from operations(1)	$683
Net income (loss)	$(236)
(1)During the nine months ended September 30, 2026, the Company recorded a non-cash impairment that is reflected in the summarized results of the guarantor group. This impairment is not indicative of cash flows available for debt service.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Other than the repayment and termination of the Viper 2025 Term Loan in the first quarter of 2026, the repayment and termination of the 2025 Term Loan in the second quarter of 2026, and interest rate risk related to the increased borrowings on the Viper Revolving Credit Facility, information regarding market risks for the nine months ended September 30, 2026 did not differ materially from that disclosed in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we have established disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As of September 30, 2026, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

Our common stock repurchase activity for the three months ended September 30, 2026, and amounts that may yet be purchased as of September 30, 2026 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)(4)	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan(3)(4)
	(In millions, except per share amounts, shares in thousands)
July 1, 2026 - July 31, 2026	550	$182.35	548	$9,876
August 1, 2026 - August 31, 2026	100	$189.39	100	$9,857
September 1, 2026 - September 30, 2026	704	$188.36	700	$9,725
Total	1,354	$186.00	1,348
(1)Includes 5,535 shares of common stock repurchased from executives in order to satisfy tax withholding requirements. Such shares are canceled and retired immediately upon repurchase.
(2)The average price paid per share includes any commissions paid to repurchase stock.
(3)On July 30, 2026, our board of directors approved an increase in our common stock repurchase authorization from $8.0 billion to $16.0 billion, excluding excise tax. The stock repurchase program has no time limit and may be suspended, modified, or discontinued by the board of directors at any time.
(4)The Inflation Reduction Act, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

ITEM 5.    OTHER INFORMATION

Trading Arrangements

On August 12, 2026, Charles A. Meloy, a member of the board of directors of the Company, adopted a Rule 10b5-1 trading arrangement intended to satisfy Rule 10b5-1(c), as amended. The plan relates to the sale of up to 150,000 shares of our common stock between December 14, 2026 and May 28, 2027. The shares covered by this plan include shares of common stock currently held by Wolfrock Energy, L.L.C., a Texas limited liability company, of which Mr. Meloy is the sole manager and has voting and dispositive power over the shares of common stock.

None of the Company’s other directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2026.

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

10.1+	Diamondback Energy, Inc. Executive Retirement Policy (incorporated by reference to Exhibit 10.3 to the Form 10-Q, File No. 001-35700, filed by the Company with the SEC on August 5, 2026).
10.2
First Amendment to Stockholders Agreement, dated as of September 29, 2026, by and between the Company and SGF FANG Holdings, LP (incorporated by reference to Exhibit 10.1 to the Form 8-K, File No. 001-35700, filed by the Company with the SEC on September 30, 2026).

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to the Condensed Consolidated Financial Statements.

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

DIAMONDBACK ENERGY, INC.

Date:	November 4, 2026	/s/ Kaes Van’t Hof
Kaes Van’t Hof
Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2026	/s/ Jere W. Thompson III
Jere W. Thompson III
Chief Financial Officer
(Principal Financial Officer)